Form 10-Q
period 2011-03-31
ACELRX PHARMACEUTICALS INC
filed 2011-05-16
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of May 1, 2011, the number of outstanding shares of the registrant’s common stock was 19,371,750.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

		Page
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	3

	Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period from July 13, 2005 (inception) through March 31, 2011 (unaudited)	4
	Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from July 13, 2005 (inception) through March 31, 2011 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		27
Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 4.	(Removed and Reserved)	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2011 (Unaudited)	December 31, 2010(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,206	$3,055
Short-term investments	3,032	627
Prepaid expenses and other current assets	758	2,097

Total current assets	36,996	5,779
Property and equipment, net	715	800
Restricted cash	205	205
Other assets	42	46

TOTAL ASSETS	$37,958	$6,830

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,309	$543
Accrued liabilities	499	859
Convertible notes	—	6,805
Long-term debt, current portion	3,994	5,204

Total current liabilities	5,802	13,411
Deferred rent	198	245
Call option liability	—	596
Convertible preferred stock warrant liability	—	2,529

Total liabilities	6,000	16,781

Commitments and Contingencies (Note 7)
Convertible preferred stock, $0.001 par value—no shares and 46,736,125 shares authorized as of March 31, 2011 and December 31, 2010; no shares and 7,151,802 shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	55,941

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock, $0.001 par value—100,000,000 and 71,000,000 shares authorized as of March 31, 2011 and December 31, 2010; 19,371,750 and 674,353 shares issued and outstanding as of March 31, 2011 and December 31, 2010	21	3
Additional paid-in capital	103,704	2,668
Deficit accumulated during the development stage	(71,767)	(68,563)

Total stockholders’ equity (deficit)	31,958	(65,892)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,958	$6,830

(1)	The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,		Period from July 13, 2005 (Inception) Through March 31,
	2011	2010	2011
Operating Expenses:
Research and development	$1,946	$2,761	$55,743
General and administrative	1,589	672	14,083

Total operating expenses	3,535	3,433	69,826

Loss from operations	(3,535)	(3,433)	(69,826)
Interest income	8	2	1,563
Interest expense	(1,359)	(244)	(4,489)
Other income (expense), net	1,682	(6)	985

Net loss	$(3,204)	$(3,681)	$(71,767)

Net loss per share of common stock, basic and diluted	$(0.30)	$(5.85)

Shares used in computing net loss per share of common stock, basic and diluted	10,742,182	629,006

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period from July 13, 2005 (Inception) Through March 31, 2011
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,204)	$(3,681)	$(71,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	120	1,682
Interest expense related to debt financing	1,235	61	2,443
Stock-based compensation	323	129	2,836
Contributions of shares to charitable organizations	—	—	14
Revaluation of convertible preferred stock warrant liability and write off of call option liability	(1,682)	9	(254)
Realized gain on sale of investments	—	—	(29)
Loss on disposal of property and equipment	—	—	5
Changes in operating assets and liabilities:
Prepaids and other assets	1,339	(18)	790
Restricted cash	—	—	(205)
Accounts payable	765	125	1,308
Accrued liabilities	(224)	(253)	(1,134)
Deferred rent	(44)	(44)	200

Net cash used in operating activities	(1,375)	(3,552)	(64,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32)	4	(2,401)
Purchase of investments	(3,041)	(443)	(48,341)
Proceeds from sale of investments	636	—	45,360

Net cash used in investing activities	(2,437)	(439)	(5,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of costs	35,208	—	35,208
Proceeds from the issuance of long-term debt	—	—	12,621
Payment of long-term debt	(1,245)	(1,144)	(9,169)
Proceeds from issuance of convertible promissory notes	—	—	9,000
Proceeds from issuance of common stock upon exercise of options	—	—	98
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	76	54,941

Net cash provided by (used in) financing activities	33,963	(1,068)	102,699

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,151	(5,059)	33,206
CASH AND CASH EQUIVALENTS—Beginning of period	3,055	7,150	—

CASH AND CASH EQUIVALENTS—End of period	$33,206	$2,191	$33,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$82	$183	$1,822
NONCASH INVESTING AND FINANCE ACTIVITIES:
Conversion of convertible promissory notes into common stock	$8,137	$—	$8,137
Issuance of common stock upon cashless exercise of warrants	$536	$—	$536
Reclassification of warrant liability and call option liability to equity	$906	$—	$906

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

AcelRx Pharmaceuticals, Inc., or the Company, is a development stage company that was incorporated in Delaware on July 13, 2005 as SuRx, Inc. In January 2006, the Company changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in Redwood City, California.

The Company is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. Since incorporation, primary activities have consisted of establishing facilities, recruiting personnel, conducting research and development of its product candidates, developing intellectual property, and raising capital. To date, the Company has not yet commenced primary operations or generated any revenues and, accordingly, the Company is considered to be in the development stage.

The Company has one business activity, which is the development and commercialization of product candidates for the treatment of pain, and a single reporting and operating unit structure.

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through March 31, 2011. In addition, the Company had an accumulated deficit of $71.8 million and $68.6 million as of March 31, 2011 and December 31, 2010. Through March 31, 2011, the Company has relied primarily on the proceeds from equity offerings and loan proceeds to finance its operations. Management believes that the Company’s current cash and cash equivalents including the net proceeds of $35.2 million from its initial public offering, or IPO, in February 2011, as detailed below, and the interest earned thereon, will be sufficient to fund the Company’s current operations through the second quarter of 2012. The Company will need to raise additional funding or otherwise enter into collaborations to complete the third ARX-01 Phase 3 clinical trial required to submit a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for ARX-01. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities to reduce costs. Doing so may affect the Company’s ability to operate effectively. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.

The condensed balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements as of December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 30, 2011, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The unaudited condensed financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2011. Stockholders are encouraged to review the Company’s Annual Report on Form 10-K for a broader discussion of the Company’s business and the risks inherent therein.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Reverse Stock Split

In January 2011, the Company’s board of directors and stockholders approved an amended and restated certificate of incorporation effecting a 1-for-4 reverse stock split of the Company’s issued and outstanding shares of common stock and convertible preferred stock and on January 28, 2011, the Company filed an amended and restated certificate of incorporation effecting the 1-for-4 reverse stock split. The par value of the common and convertible preferred stock was not adjusted as a result of the reverse stock split. All issued and outstanding common stock, options for common stock, convertible preferred stock, warrants for common stock, warrants for convertible preferred stock, and per share amounts contained in the Company’s condensed financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Initial Public Offering

On February 10, 2011, the Company sold 8,000,000 shares of common stock at a price of $5.00 per share in its IPO. The shares began trading on the NASDAQ Global Market on February 11, 2011. The Company received $35.2 million in net proceeds from the IPO, after deducting an estimated $4.8 million in underwriting discounts and commissions and other offering-related expenses payable by the Company. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock. The convertible preferred stock converted into 8,555,713 shares of common stock. In addition, the principal and accrued interest under the 2010 Convertible Notes, as defined in Note 5 “Convertible Notes,” converted into 2,034,438 shares of common stock immediately prior to the closing of the Company’s IPO and the 2010 Warrants, as defined in Note 6 “Warrants,” were net exercised for 107,246 shares of Series C convertible preferred stock, which shares were converted to common stock immediately prior to the closing of the Company’s IPO. All other outstanding warrants to purchase convertible preferred stock became exercisable for shares of common stock. Concurrently, the Company filed an amended and restated certificate of incorporation increasing the number of authorized shares of common stock to 100,000,000 with a par value of $0.001 per share and decreasing the number of authorized shares of preferred stock to 10,000,000 with a par value of $0.001 per share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Such management estimates include the fair value of common stock, stock-based compensation expense, valuation of deferred tax assets and the fair value of convertible preferred stock warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could differ from those estimates.

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

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing fair value disclosure requirements. The amendment will require an entity to disclose separately the amounts of significant transfers in and out of Levels I and II fair value measurements and to describe the reasons for the transfers; and to disclose information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs, or Level III inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level II and Level III inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level III activity disclosure requirements that are effective for reporting periods beginning after December 15, 2010. The adoption of this amendment during the three months ended March 31, 2011 did not impact the Company’s financial position or results of operations.

2. Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$39	$—	$—	$39
Money market funds	292	—	—	292
U.S. government agency obligations	6,861	—	—	6,861
Commercial Paper	29,046	—	—	29,046

	$36,238	$—	$—	$36,238

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash	$103	$—	$—	$103
Money market funds	79	—	—	79
U.S. government agency obligations	3,500	—	—	3,500

	$3,682	$—	$—	$3,682

As of March 31, 2011 and December 31, 2010, the contractual maturity of all investments held was less than one year.

3. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The Company measures and reports its cash equivalents, short-term investments and the liability associated with previously outstanding warrants to purchase convertible preferred stock at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds. If quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker dealer quotes and issuer spreads. Such Level II instruments include U.S. government agency and corporate obligations. Level III liabilities measured at fair value on a recurring basis consisted of convertible preferred stock warrant liabilities and call option liabilities. The fair values of the then-outstanding convertible preferred stock warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair market value included the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The fair value of the call option was determined by evaluating multiple potential outcomes using a market approach and an income approach depending on the scenario and discounting the values back to December 31, 2010 while applying estimated probabilities to each scenario value. Immediately prior to the closing of the Company’s IPO, the convertible preferred stock warrants were either converted into warrants to purchase common stock or exercised into shares of convertible preferred stock, which shares where automatically converted into common stock.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2011
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$292	$292	$—	$—
U.S. government agency obligations	6,861	—	6,861	—
Commercial Paper	29,046	—	29,046	—

Total assets measured at fair value	$36,199	$292	$35,907	$—

	As of December 31, 2010
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$79	$79	$—	$—
U.S. government agency obligations	3,500	—	3,500	—

Total assets measured at fair value	$3,579	$79	$3,500	$—

Liabilities
Convertible preferred stock warrant liability	$2,529	$—	$—	$2,529
Call option liability	$596	—	—	$596

Total liabilities measured at fair value	$3,125	$—	$—	$3,125

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities (in thousands):

Three Months Ended March 31, 2011
Fair value—beginning of period	$3,125
Exercise of warrants	(536)
Reclassification of warrant liability	(906)
Change in fair value of Level III liabilities	(1,683)

Fair value—end of period	$—

4. Long-Term Debt

Loan and Security Agreement

In September 2008, the Company entered into a $12.0 million loan and security agreement with Pinnacle Ventures L.L.C., or Pinnacle Ventures. In November 2008, the Company drew down all $12.0 million of the loan facility. The loan is repayable over 36 months, carries an interest rate of 8.5% per annum and is collateralized by the Company’s tangible assets and proceeds from intellectual property. An additional $600,000 will be due as a final payment at the end of the loan term in November 2011, representing a 5.0% final payment fee. The final payment is being accreted on an effective interest basis over the term of the loan agreement. As of March 31, 2011 and December 31, 2010, the Company accrued $541,000 and $507,000 relating to this final payment, which is classified as a component of long-term debt in the condensed balance sheet. During the three months ended March 31, 2011, the Company made regular payments on the loan and security agreement of $1.2 million. As of March 31, 2011 and December 31, 2010, the Company had outstanding borrowings under the loan and security agreement of $4.0 million and $5.2 million.

During the three months ended March 31, 2011 and 2010, amortization of the deferred financing cost to interest expense was $4,000 and $4,000. As of March 31, 2011 and December 31, 2010, deferred financing cost on the condensed balance sheets related to this loan and security agreement was $12,000 and $16,000.

5. Convertible Notes

2010 Convertible Notes

On September 14, 2010, the Company sold convertible promissory notes, or 2010 Convertible Notes to certain existing investors for an aggregate purchase price of $8.0 million. The 2010 Convertible Notes bore interest at a rate of 4.0% per annum and had a maturity date of the earliest of (1) September 14, 2011 or (2) an event of default. In connection with the Company’s IPO in February 2011, the outstanding principal and accrued interest under the 2010 Convertible Notes automatically converted into 2,034,438 shares of common stock immediately prior to the Company’s IPO.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Upon the election of the holders of a majority of the aggregate principal amount payable under the 2010 Convertible Notes outstanding, the Company was required to sell an additional $4.0 million of 2010 Convertible Notes. This additional $4.0 million was determined to be a call option that was recorded at its fair value of $476,000 as a debt discount that would have been amortized to interest expense over the one-year term of the 2010 Convertible Notes. The fair value of the call option was determined by evaluating multiple potential outcomes using a market approach and an income approach depending on the scenario and discounting these values back to the appropriate date while applying estimated probabilities to each scenario value. These scenarios included a potential IPO, merger or sale at different times during 2011 and 2012 as well as remaining private. The fair value of the call option as of December 31, 2010 was $596,000. During the three months ended March 31, 2011, the 2010 Convertible Notes were amended so that the note holders’ option to invest the second tranche of $4.0 million expired upon the closing of an IPO by the Company. The call option was revalued to its fair value as of the IPO date and was written off upon its expiration with a benefit of $596,000 being recognized through other income (expense) during the three months ended March 31, 2011. In addition, the unamortized debt discount in the amount of $1.1 million at the time of the IPO was recognized as interest expense in connection with the conversion of the notes.

6. Warrants

Series A Warrants

In March 2007, the Company entered into an equipment financing agreement in which the Company issued immediately exercisable and fully vested warrants to purchase 2,500 shares of its Series A convertible preferred stock, or the Series A warrants, with an exercise price of $10.00 per share. These warrants expire in March 2017. The fair value of the Series A warrants on the date of issuance was $1,000, as determined using the Black-Scholes option-pricing model. This fair value was recorded as a convertible preferred stock warrant liability and as a deferred financing cost in other assets. In connection with the Company’s IPO in February 2011, the Series A warrants were automatically converted into warrants to purchase 3,425 shares of common stock. Immediately before the conversion to common stock warrants, the Series A warrants were remeasured to fair value with the immaterial change in the fair value of these warrants being recorded as other income (expense), net during the three months ended March 31, 2011. Immediately after the conversion to common stock warrants, the remaining liability of $13,000 was reclassified to additional paid-in capital. The Company revalued the convertible preferred stock warrant liability related to the Series A warrants during each reporting period using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Expected term (in years)	6.1	7.0
Risk-free interest rate	2.6%	1.9%
Expected volatility	80%	82%
Expected dividend rate	0%	0%

The fair value of the liability related to the Series A warrants was estimated to be $13,000 and $13,000 as of the IPO date in February 2011 and December 31, 2010. The change in the fair value of the Series A warrants during the three months ended March 31, 2011 and 2010 was insignificant. These common stock warrants will no longer be recorded as liabilities and will, therefore, no longer be remeasured as of the end of each reporting period. As of March 31, 2011, the 3,425 common stock warrants had not been exercised and were still outstanding.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Series B and Series C Warrants

In September 2008, the Company entered into a $12.0 million loan and security agreement with Pinnacle Ventures. In November 2008, the Company drew down all $12.0 million of the loan facility. In connection with the loan and security agreement, the Company issued immediately exercisable and fully vested warrants, or Series B warrants, to purchase 56,250 shares of Series B convertible preferred stock with an exercise price of $16.00 per share. Upon the closing of the Series C convertible preferred stock financing during the year ended December 31, 2009, the Series B warrants underlying the loan and security agreement became exercisable for 228,264 shares of Series C convertible preferred stock with an exercise price of $3.94 per share, or Series C warrants. In connection with the Company’s IPO in February 2011, the Series C warrants were automatically converted into warrants to purchase 228,264 shares of common stock. Immediately before the conversion to common stock warrants, the Series C warrants were remeasured to fair value with the change in the fair value of these warrants of $323,000 being recorded as a benefit through other income (expense), net during the three months ended March 31, 2011. Immediately after the conversion to common stock warrants, the remaining liability of $894,000 was reclassified to additional paid-in capital. These warrants expire in September 2018. The Company determined the fair value of the Series B warrants and Series C warrants on the dates of issuance to be $162,000, as determined using the Black-Scholes option-pricing model which was recorded as a convertible preferred stock warrant liability and as a deferred financing cost in other assets. The Company revalued the convertible preferred stock warrant liability related to the Series B warrants and Series C warrants during each reporting period using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010
Expected term (in years)	7.6	8.5
Risk-free interest rate	2.6%	2.2%
Expected volatility	80%	83%
Expected dividend rate	0%	0%

The fair value of the convertible preferred stock warrant liability related to these Series B and Series C warrants was estimated to be $894,000 and $1.2 million as of the IPO date in February 2011 and December 31, 2010. The change in the fair value of the warrants resulted in a charge to other income (expense), net of $9,000 during the three months ended March 31, 2010 and a benefit to other income (expense), net of $323,000 during the three months ended March 31, 2011. These common stock warrants will no longer be recorded as liabilities and will, therefore, no longer be remeasured as of the end of each reporting period. As of March 31, 2011, the 228,264 common stock warrants had not been exercised and were still outstanding.

2010 Warrants

The Company issued warrants in connection with the 2010 Convertible Notes in September 2010, or the 2010 Warrants. The 2010 Warrants were exercisable into (1) shares of convertible preferred stock sold in the Company’s next equity financing with proceeds in excess of $15.0 million with an exercise price equal to the price of the convertible preferred stock sold in such equity financing or (2) shares of Series C at a price per share of the Series C (x) if the next equity financing with proceeds in excess of $15.0 million had not occurred prior to September 14, 2011, upon the election of holders of a majority of the aggregate principal amount of the 2010 Convertible Notes or (y) in the event of the IPO, a liquidation, sale of substantially all of the Company’s assets, or merger. Each 2010 Warrant was exercisable for a number of shares equal to the quotient obtained by dividing 25% of the principal amount of the 2010 Convertible Note to which such 2010 Warrants related by the applicable per share price indicated above. The 2010 Warrants would have terminated if not exercised immediately prior to an IPO. The 2010 Warrants allowed for cashless exercises.

In order to determine a fair value for the 2010 Warrants on each respective measurement date, the Company evaluated multiple potential outcomes using the intrinsic value or Black-Scholes value depending on the scenario and discounted these values back to the appropriate date while applying estimated probabilities to each scenario value. These scenarios included a potential IPO or potential merger or sale at different times during 2011 and 2012 as well as remaining private with estimated future qualifying equity financings. Accordingly, the Company determined the fair value of the 2010 Warrants to be $1.2 million upon issuance, which was recorded as a convertible preferred stock warrant liability and a debt discount. As of December 31, 2010, the related warrant liability was $1.3 million. In connection with the Company’s IPO in February 2011, the 2010 Warrants were net exercised into shares of Series C convertible preferred stock, which shares were automatically converted to 107,246 shares of common stock immediately prior to the Company’s IPO. Immediately before the exercise into Series C convertible preferred stock, the 2010 Warrants were remeasured to fair value with the change in the fair value of these warrants of $796,000 being recorded as a benefit through other income (expense), net during the three months ended March 31, 2011. Immediately after the exercise into Series C convertible preferred stock, the remaining liability of $536,000 was reclassified to additional paid-in capital.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

7. Commitments and Contingencies

Operating Leases

In January 2007, the Company entered into a non-cancelable lease agreement for office and laboratory facilities in Redwood City, California. The lease term commenced in April 2007 and expires in April 2012. Rental expense from the facility lease is recognized on a straight-line basis from the inception of the lease in January 2007, the early access date, through the end of the lease. Rent expense was $39,000 and $39,000 during the three months ended March 31, 2011 and 2010. Future minimum payments under the lease agreement as of March 31, 2011 are as follows (in thousands):

Year Ending December 31:
2011 (remainder)	$263
2012	97

Total minimum payments	$360

During 2007, the landlord provided a tenant improvement allowance of $746,000 to the Company to complete the office and lab facility. The Company has recorded the tenant improvement allowance paid by the landlord as a leasehold improvement asset and a deferred rent liability on the balance sheet. The allowance is amortized as a credit to rent expense over the term of the lease, and the leasehold improvements are amortized as depreciation expense over the period from when the improvements were placed in service until the end of their useful life, which is the end of the lease term. As of March 31, 2011 and December 31, 2010, the Company has an unamortized tenant improvement allowance of $199,000 and $245,000.

Litigation

The Company is not a party to any litigation and does not have contingent reserves established for any litigation liabilities.

8. Stock-Based Compensation

Stock Option and Equity Incentive Plans

2006 Stock Plan

As of December 31, 2010, the Company had one stock-based compensation plan, the 2006 Stock Plan, or the 2006 Plan. In August 2006, the Company established the 2006 Plan in which 342,000 shares of common stock were originally reserved for the issuance of incentive stock options, or ISOs, and nonstatutory stock options, or NSOs, to employees, directors or consultants of the Company. In February 2008, an additional 375,000 shares of common stock were reserved for issuance under the 2006 Plan and, in November 2009, an additional 1,376,059 shares of common stock were reserved for issuance under the 2006 Plan. Pursuant to the 2006 Plan, the exercise price of ISOs and NSOs granted to a stockholder who at the time of grant owns stock representing more than 10% of the voting power of all classes of the stock of the Company could not be less than 110% of the fair value per share of the underlying common stock on the date of grant.

The Company’s stock options under the 2006 Plan generally vest over four years at a rate of 25% on the first anniversary and 1/48th per month thereafter. The stock options generally expire ten years from the date of grant. However, in the case of an ISO issued to an optionee who at the time of grant owned stock representing more than 10% of the voting power of all classes of the stock of the Company, the term of the option could be no more than five years. Stock bonus awards and rights to immediately purchase stock were also permitted to be granted under the 2006 Plan, with terms, conditions and restrictions determined by the board of directors. Effective upon the execution and delivery of the underwriting agreement for the Company’s IPO, no additional stock options or other stock awards may be granted under the 2006 Plan.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

2011 Equity Incentive Plan

In January 2011, the board of directors adopted, and the Company’s stockholders approved, the 2011 Equity Incentive Plan, or 2011 Plan, as a successor to the 2006 Plan. The 2011 Plan became effective immediately upon the execution and delivery of the underwriting agreement for the IPO on February 10, 2011. As of February 10, 2011, no more awards may be granted under the 2006 Plan, although all outstanding stock options and other stock awards previously granted under the 2006 Plan will continue to remain subject to the terms of the 2006 Plan. The 51,693 shares reserved under the 2006 Plan that remained available for future grant at the time of the IPO were transferred to the share reserve of the 2011 Plan. Shares granted under the 2006 Plan that are forfeited will not be added to the shares available for grant under the 2011 Plan.

The initial aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2011 Plan is 1,875,000 shares, which number was the sum of (i) 51,693 shares remaining available for future grant under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for the Company’s IPO, and (ii) an additional 1,823,307 new shares. Then, the number of shares of common stock reserved for issuance under the 2011 Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors.

Pursuant to the 2011 Plan, the exercise price of ISOs and NSOs granted to a stockholder who at the time of grant owns stock representing more then 10% of the voting power of all classes of the stock of the Company cannot be less the 110% of the fair value per share of the underlying common stock on the date of grant.

The Company’s stock options under the 2011 Plan generally vest over four years at a rate of 25% on the first anniversary and  1/48th per month thereafter. The stock options generally expire ten years from the date of the grant. However, in the case of an ISO issued to an optionee who at the time of the grant owned stock representing more than 10% of the voting power of all classes of the stock of the Company, the term of the option cannot be more than five years.

The following table summarizes option activity under the 2006 Plan and the 2011 Plan during the three months ended March 31, 2011:

	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(in thousands)
Outstanding—January 1, 2011	51,693	2,008,797	$2.91	8.3	$7,171
Additional options authorized	1,823,307
Options granted	(444,958)	444,958	3.45
Restricted Stock Units granted	(343,815)	—	—
Options forfeited	—	(30,758)	2.55

Outstanding—March 31, 2011	1, 086,227	2,422,997	$3.02	8.7	$1,703

Vested options— March 31, 2011		919,313	$2.71	7.7	$941
Vested and expected to vest— March 31, 2011		2,422,997	$3.02	8.7	$1,703
Exercisable— March 31, 2011		919,313	$2.71	7.7	$941

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Additional information regarding the Company’s stock options outstanding and exercisable as of March 31, 2011 is summarized below:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$1.20 - $2.56	1,061,666	8.3	$2.20	667,354	$2.06
$2.56 - $4.00	1,060,590	9.2	$3.15	152,828	$3.73
$5.32 - $5.52	300,741	8.6	$5.44	99,131	$5.52

	2,422,997	8.7	$3.02	919,313	$2.71

In March 2011, the Company granted 343,815 Restricted Stock Units, or RSUs, to employees and directors under the 2011 Plan. The fair value of the RSUs was determined on the date of grant based on the market price of the Company’s common stock. The fair value of the RSUs is recognized as expense ratably over the vesting period, which is generally three years.

The Company’s RSUs generally vest 25% on the 6 month anniversary of the vesting commencement date, 25% on the 12 month anniversary of the vesting commencement date, 25% on the 24 month anniversary of the vesting commencement date and 25% on the 36 month anniversary of the vesting commencement date, so long as the RSU recipient continues to provide services to the Company.

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

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company used the simplified method to determine the expected term as provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options

Expected Volatility—The expected volatility was based on the historical stock volatilities of several of the Company’s publicly listed peers over a period approximately equal to the expected terms of the options as the Company did not have a sufficient trading history to use the volatility of its own common stock.

Fair Value of Common Stock—The fair value of the common stock underlying the stock options has historically been determined by the Company’s board of directors. Because there had been no public market for the Company’s common stock prior to the Company’s IPO, the board of directors determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including valuations of comparable companies, sales of convertible preferred stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by the board of directors until such time that the Company’s common stock became listed on the NASDAQ Global Market.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

Summary of Assumptions—The fair value of each employee stock option was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions during the three months ended March 31, 2011 (no options were granted during the three months ended March 31, 2010):

Three Months Ended March 31,
2011
Expected term (in years)	6.25
Risk-free interest rate	2.5%
Expected volatility	80%
Expected dividend rate	0%

2011 Employee Stock Purchase Plan

In January 2011, the board of directors adopted, and the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan, or the ESPP, which also became effective immediately upon the execution and delivery of the underwriting agreement for the IPO.

Initially, 250,000 shares of common stock were authorized for issuance under the ESPP pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lower of (1) 2% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or (2) a number of shares of common stock as determined by the board of directors. If a purchase right granted under the ESPP terminates without having been exercised, the shares of common stock not purchased under such purchase right will be available for issuance under the ESPP.

During the three months ended March 31, 2011, compensation expense related to the ESPP was immaterial.

9. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2011 and 2010 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Net loss	$(3,204)	$(3,673)

Shares used in computing net loss per share of common stock, basic and diluted	10,742,182	629,006

Net loss per share of common stock, basic and diluted	$(0.30)	$(5.85)

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2011	2010
Convertible preferred stock (as-if converted)	—	7,151,802
Stock options to purchase common stock	2,422,997	640,834
RSUs	343,815	—
Restricted shares of common stock subject to repurchase	—	17,032
Convertible preferred stock warrants (as-if converted)	—	230,764
Common stock warrants	231,689	—

10.	Income Taxes

The Company did not record a provision for income taxes during the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and December 31, 2010, the Company had $603,000 and $603,000 of unrecognized tax benefits related to tax positions taken in prior periods, all of which would impact the Company’s effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States and in California. The tax years 2005 through 2008 remain open in both jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and notes to condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Part II Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations—see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The interim condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

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

We are a development stage company with a limited operating history. We have funded our operations through March 31, 2011 primarily from the private placement of convertible preferred stock, proceeds from our initial public offering, or IPO, and proceeds received from our debt financings. From inception through March 31, 2011, we have received net proceeds of $54.9 million from the sale of convertible preferred stock and $21.6 million from proceeds of our debt financings. In February 2011, we completed our IPO, pursuant to which we sold 8,000,000 shares of our common stock at a public offering price of $5.00 per share for an aggregate offering price of $40.0 million. As a result of the offering, we received net proceeds of $35.2 million, after underwriting discounts, commissions and offering expenses totaling $4.8 million. As of March 31, 2011, we had $4.0 million of debt outstanding related to our loan and security agreement.

Since our inception in July 2005, we have not generated any revenue from the sale of our products and do not anticipate generating any revenues for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. Our net losses were $3.2 million and $3.7 million during the three months ended March 31, 2011 and 2010. As of March 31, 2011, we had an accumulated deficit of $71.8 million.

Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. As of March 31, 2011, our principal sources of liquidity were our cash, cash equivalents and short-term investments, which totaled $36.2 million.

We expect to incur significant and increasing expenses over the next several years, principally to develop ARX-01, including completion of the first two planned Phase 3 clinical trials, as well as to further increase our spending to manufacture, sell and market our product candidates. For example, we continue to make progress toward initiating the first Phase 3 clinical trial as we have manufactured NanoTabs for all three Phase 3 studies and are in the process of manufacturing components for the ARX-01 device. In addition, we have selected the contract research organization, or CRO, to conduct the first two planned Phase 3 trials. Contingent on our ability to secure additional funding, we plan to complete the third planned ARX-01 Phase 3 clinical trial required to submit an NDA to the FDA. In addition, based on the availability of additional financial resources, we plan to advance ARX-02 into Phase 3 trials, submit an NDA to the FDA and commercialize it ourselves or with a partner in the United States. Further development of ARX-03 will depend on the identification of a partner to support this effort. Furthermore, as a result of our IPO in February 2011, we expect to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.

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

Research and Development Expenses

The majority of our operating expenses to date have been for research and development activities related to ARX-01, ARX-02 and ARX-03. Research and development expenses consist of:

•	expenses incurred under agreements with CROs and clinical trial sites;

•	employee and consultant-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party pharmaceutical and engineering development contractors;

•	payments to third party manufacturers; and

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

Prior to January 1, 2009, we did not track our research and development costs including personnel and personnel-related costs on a project-by-project basis. Our development resources are shared among all of our programs. Since January 1, 2009, we have tracked external development expenses on a program-by-program basis. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
ARX-01	$751	$68
ARX-02	—	268
ARX-03	—	1,140
Overhead	1,195	1,285

Total research and development expenses	$1,946	$2,761

Due to the inherently unpredictable nature of product development, we are unable to estimate the costs we will incur in the continued development of ARX-01, ARX-02 and ARX-03. Development timelines, the probability of success and development costs can differ materially from expectations. While we are currently focused on advancing ARX-01, and subsequently ARX-02 and ARX-03, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements. We expect our research and development expenses to substantially increase as we commence two of our planned ARX-01 Phase 3 clinical trials, and subject to additional funding, our third Phase 3 clinical trial required to submit an NDA to the FDA.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel in administration, finance and business development. Other significant expenses include legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses to increase in connection with operating as a public company and as we continue to build our corporate infrastructure in support of continued development of our product candidates.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of interest accrued or paid on our loan and security agreement and our then-outstanding convertible notes and amortization of debt discount.

Other Income (Expense), net

Other income (expense), net consisted primarily of the change in the fair value of our then-outstanding warrants to purchase convertible preferred stock. Our warrants to purchase convertible preferred stock were classified as liabilities and, as such, were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other income (expense), net. Upon the completion of our IPO in February 2011, all of our warrants to purchase convertible preferred stock were remeasured to fair value and were either exercised or converted into warrants to purchase common stock. At that time, the then-current aggregate fair value of these warrants was reclassified from liabilities to additional paid-in capital and we will no longer remeasure the liability associated with these warrants to purchase convertible preferred stock to fair value.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2010 and have not changed substantially in the three months ended March 31, 2011 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenue

To date, we have not generated any revenue. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties.

Research and Development Expenses (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2011	2010
Research and development expenses	$1,946	$2,761	$(815)	(30)%

The $0.8 million decrease during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to a decrease of $1.4 million in development expenses related to our ARX-02 and ARX-03 development programs which were completed in early 2010, offset by an increase of $0.6 million in engineering development expenses related to our ARX-01 development program in the three months ended March 31, 2011.

General and Administrative Expenses (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2011	2010
General and administrative expenses	$1,589	$672	$917	136%

The $0.9 million increase during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to an increase in legal, audit and consulting fees in connection with our annual audit and newly required SEC filings.

Interest Income (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2011	2010
Interest income	$8	$2	$6	300%

The $6,000 increase during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was due to the increase in our average cash, cash equivalent and short-term investment balances resulting from the proceeds of our IPO.

Interest Expense (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2011	2010
Interest expense	$1,359	$244	$1,115	457%

The $1.1 million increase during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to interest and the debt discount amortization related to the $8.0 million principal amount of convertible promissory notes issued in September 2010, or the 2010 notes. The $1.1 million in unamortized debt discounts was recognized as interest expense during the three months ended March 31, 2011 in connection with conversion of these notes immediately prior to the IPO.

Other Income (Expense), net (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2011	2010
Other income (expense), net	$1,682	$(6)	$1,688	*	%

The $1.7 million change in other income (expense), net during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to the change in the fair value of our warrants to purchase convertible preferred stock and the write off of the call option related to the 2010 notes upon the expiration of the call option.

Liquidity and Capital Resources

We have funded our operations to date primarily with the proceeds from the sale of our securities and the proceeds received from our debt financings. To date, we have not generated any revenue from the sale of our product candidates and do not anticipate generating any revenues for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception, and we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. As of March 31, 2011, our cash, cash equivalents and short-term investments totaled $36.2 million and we had working capital of $31.2 million. In February 2011, we completed our IPO selling 8,000,000 shares at $5.00 per share and received net proceeds of $35.2 million, after underwriting discounts, commissions and offering expenses totaling $4.8 million. We believe that our current cash and cash equivalents, including the net proceeds of $35.2 million from our IPO in February 2011, and the interest earned thereon, will be sufficient to fund our current operations through the second quarter of 2012. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

From inception through March 31, 2011, we have received net proceeds of $54.9 million from the sale of convertible preferred stock and $21.6 million from our debt agreements. In February 2011, we completed our IPO selling 8,000,000 shares at $5.00 per share and received net proceeds of $35.2 million. As of March 31, 2011, we had $4.0 million of debt outstanding related to our loan and security agreement.

While we believe that our current cash and cash equivalents will be sufficient to fund our current operations through the second quarter of 2012, we may raise additional funds within this period of time through collaborations, or by undertaking public or private debt or equity financings. Our existing capital resources will not be sufficient to enable us to fund our third Phase 3 trial for ARX-01 and, if we choose, to initiate clinical trials for our product candidates other than ARX-01. We will need to raise substantial additional capital to fund our operations, continue to develop our product candidates and commercialize and market our product candidates.

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

Cash Flows

The following summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(1,375)	$(3,552)
Net cash used in investing activities	(2,437)	(439)
Net cash provided by (used in) financing activities	33,963	(1,068)

Cash Flows from Operating Activities

Net cash used in operating activities amounted to $1.4 million and $3.6 million for the three months ended March 31, 2011 and 2010. The primary use of cash for our operating activities during these periods was to fund the development of our product candidates. Our cash used for operating activities also reflected changes in our working capital and adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, interest expense related to our debt financings, and the revaluation of our convertible preferred stock warrant liability.

Cash used in operating activities of $1.4 million during the three months ended March 31, 2011 reflected a net loss of $3.2 million, partially offset by a net change of $1.8 million in our net operating assets and liabilities. In addition, we had non-cash charges of $1.2 million for interest on our debt, $0.1 million of depreciation and amortization and $0.3 million in stock-based compensation which were offset by $1.7 million of non-cash benefits for the revaluation of the warrant liability and the write off of the call option liability. The net change in our operating assets and liabilities was primarily a result of a decrease in prepaid expenses of $1.3 million and an increase in accounts payable of $0.8 million.

Cash used in operating activities of $3.6 million during the three months ended March 31, 2010 reflected a net loss of $3.7 million, partially offset by aggregate non-cash charges of $0.3 million and a net change of $0.2 million in our net operating assets and liabilities. Non-cash charges primarily included $0.1 million of depreciation and amortization and $0.1 million in stock-based compensation. The net change in our operating assets and liabilities was primarily a result of an increase in accrued liabilities of $0.3 million.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales of our available-for-sale investments. To date, we have not had significant capital expenditures and we do not have any significant capital expenditures currently planned.

During the three months ended March 31, 2011, cash used in investing activities of $2.4 million was primarily as a result of $0.6 million in proceeds from sale of investments, partially offset by $3.0 million used for purchases of our investments.

During the three months ended March 31, 2010, cash used in investing activities of $0.4 million was primarily as a result of $0.4 million used for purchases of our investments.

Cash Flows from Financing Activities

To date, we have financed our operations primarily with the proceeds from the sale of our securities and the proceeds received from our debt financings. As of March 31, 2011, we had outstanding debt of $4.0 million. During the three months ended March 31, 2011, and in conjunction with our IPO, the outstanding principal amount of $8.0 million and accrued interest under the 2010 notes converted into 2,034,438 shares of common stock.

During the three months ended March 31, 2011, cash provided by financing activities of $34.0 million was primarily a result of the receipt of $35.2 million in proceeds from our IPO, net of offering costs, partially offset by principal repayments on our long-term debt of $1.2 million.

During the three months ended March 31, 2010, cash used in financing activities of $1.2 million was primarily a result of principal repayments on our long-term debt of $1.2 million.

Contractual Obligations

We are obligated to make principal and interest payments on our loan and security agreement entered into in September 2008. As of March 31, 2011, our obligation to make principal, interest, and other payments on debt outstanding under the loan and security agreement total $4.1 million through November 2011 at which time the total loan and security agreement will be paid in full.

As of March 31, 2011, we had operating lease obligations totaling $0.4 million for our office and laboratory facilities in Redwood City, California, which lease expires in 2012.

Off-Balance Sheet Arrangements

Through March 31, 2011, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued an amendment to an accounting standard which requires new disclosures for fair value measurements and provides clarification for existing fair value disclosure requirements. The amendment will require an entity to disclose separately the amounts of significant transfers in and out of Levels I and II fair value measurements and to describe the reasons for the transfers; and to disclose information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs, or Level III inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level II and Level III inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level III activity disclosure requirements that are effective for reporting periods beginning after December 15, 2010. The adoption of this amendment during the three months ended March 31, 2011 did not impact our financial position or results of operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (including documents incorporated by reference) and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements related to our goals, plans, expectations and projections regarding our financial position, results of operations, cash flows, financial outlook, the cost and timing of our clinical trials, product candidate development, product approvals and other regulatory matters, and the sufficiency of our cash resources and need for additional capital. You can identify these forward-looking statements by the fact they use words such as “expect,” “anticipate,” “estimate,” “may,” “intend,” “plan,” “believe” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. Our actual results and the timing of events could differ materially from those anticipated in such forward-looking statements as a result of these risks and uncertainties, which include, without limitation, risks related to: the success, cost and timing of our product development activities and clinical trials; our ability to obtain and maintain regulatory approval of our product candidates; our ability to obtain funding for our operations; our plans to research, develop and commercialize our product candidates; our ability to attract collaborators with development, regulatory and commercialization expertise; the accuracy of our estimates regarding expenses, capital requirements and needs for financing; and other risks detailed under Part II Item 1A “Risk Factors” included elsewhere in this report.

Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved, and you are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and investment accounts as of March 31, 2011 and December 31, 2010 totaled $36.2 million and $3.7 million and consisted primarily of cash, money market funds and U.S. government obligations with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

As of March 31, 2011, we had debt obligations outstanding under a loan and security agreement totaling $4.0. The entire outstanding principal and accrued interest under the 2010 notes converted into common stock in connection with our IPO in February 2011. Our obligations under the loan and security agreement carry interest rates that are fixed and are not subject to fluctuations. However, to the extent in the future we enter into other long-term debt arrangements, we would be subject to fluctuations in interest rates which could have a material impact on our future financial condition and results of operations.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures. As required by U.S. Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Form 10-Q. If any of the following risks comes to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01. We have two additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, and the Sufentanil/Triazolam NanoTab, or ARX-03. We have incurred significant net losses in each year since our inception in July 2005, including net losses of $3.2 million and $3.7 million during the three months ended March 31, 2011 and 2010. As of March 31, 2011, we had an accumulated deficit of $71.8 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs. For example, we have manufactured NanoTabs for all three Phase 3 studies and are in the process of manufacturing components for the ARX-01 device. As of March 31, 2011, we had working capital of approximately $31.2 million. Although we raised $35.2 million in net proceeds in our initial public offering, or IPO, we will need to raise substantial additional funds to support our future operations, and such funding may not be available to us on acceptable terms, or at all.

We believe that our current cash and cash equivalents will be sufficient to fund our current operations through the second quarter of 2012. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected. We will need to raise additional funding or otherwise enter into collaborations to complete the third ARX-01 Phase 3 clinical trial required to submit an NDA to the FDA and, if we choose, to initiate clinical trials for our product candidates other than ARX-01. In any event, we will require substantial additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, including completing the third ARX-01 Phase 3 clinical trial required to submit an NDA to the FDA, which will have a material adverse effect on our business, operating results and prospects.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of our product candidate, ARX-01, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize ARX-01, which has completed Phase 2 clinical trials for the treatment of post-operative pain. We expect to initiate one of the three planned Phase 3 clinical trials for ARX-01 in the second half of 2011 with a second Phase 3 clinical trial initiating in early 2012. Contingent on our ability to secure additional funding, we plan to begin a third Phase 3 clinical trial in the second half of 2012. We intend to use these trials as a basis to submit an NDA for ARX-01. There is no guarantee that our Phase 3 clinical trials, or any of the remaining Phase 1 or non-clinical studies to be included in the NDA, will be completed, or if completed, will be successful.

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

We may experience delays in clinical trials of our product candidates. We expect to initiate one of the three planned Phase 3 clinical trials of ARX-01 in the second half of 2011 with a second Phase 3 study being initiated in early 2012. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•

inability to raise funding necessary to initiate or continue a trial, including the inability to secure additional funding to complete the third ARX-01 Phase 3 clinical trial required to submit an NDA;

•	delays in pharmacokinetic studies required prior to Phase 3 initiation;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required institutional review board approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the device components of our product candidates;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

If initiation or completion of the Phase 3 trials are delayed for our product candidates for any of the above reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize and commence sales of our product candidates could be materially harmed, which could have a material adverse effect on our business.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. Phase 2 clinical studies conducted by us with our product candidates have generated some AEs, but no serious adverse events, or SAEs, related to the study drug. For example, in ARX-01 clinical studies completed to date, 11% of the patients experienced vomiting and 8% experienced itching for 10 mcg and 15 mcg treated groups, as compared to the placebo treated subjects, of which 6% experienced vomiting and none experienced itching. If SAEs related to the study drug are observed in any of our clinical studies, our ability to obtain regulatory approval for our product candidates may be adversely impacted.

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

ARX-01 is a drug/device combination. We have filed an IND for ARX-01. Based on our discussions with the FDA, we believe that ARX-01 will be reviewed as a combination product, with both drug and device components submitted in the IND, and both components will eventually be part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as ARX-01. As a result, we may experience delays in regulatory approval for ARX-01 due to uncertainties in the approval process, in particular as it relates to device approval under an NDA.

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

Reliance on third party manufacturers entails many risks including:

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

Manufacture of sufentanil NanoTabs requires specialized equipment and expertise.*

Ethanol, which is used in the manufacturing process, is flammable, and sufentanil is a highly potent compound. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil NanoTabs. There are a limited number of facilities that can accommodate our manufacturing process and we need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one facility to manufacture our sufentanil NanoTabs and have not identified a back up facility to date. Any problems with our existing facility or equipment may delay or impair our ability to complete our clinical trials or commercialize our product candidates and increase our cost.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.

As we scale up manufacturing of our product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution in order to proceed with our planned clinical trials and obtain regulatory approval for commercial marketing. In the past we have identified impurities in our product candidates. In the future we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for our products.

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

We rely on third parties to conduct, supervise and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.*

We recently selected a CRO to conduct our first two Phase 3 clinical studies. We will rely on this CRO, along with other CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for ARX-01 and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

If we are unable to compete effectively, our product candidates may not reach their commercial potential. *

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

The primary competition for ARX-01 is the IV PCA pump, which is widely used in the post-operative setting. Leading manufacturers of IV PCA pumps include Hospira Inc., CareFusion Corporation, Baxter International Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat post-operative pain are morphine, hydromorphone and fentanyl, all of which are available as generics. Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation. Also in development is MoxDuo, an orally administered, fixed ratio combination of morphine and oxycodone being developed by QRx Pharma, an Australian company. This product may also be in development as an IV product for PCA administration.

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

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell our products into our target markets. Failure to obtain timely formulary approval will limit our commercial success.

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

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical studies may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2011, we had 18 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ARX-01 and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

We have numerous pending patent applications in the United States, and one issued patent in Europe. If our pending patent applications fail to issue, our business will be adversely affected.*

Our commercial success will depend in part on obtaining and maintaining patent protection for our product candidates, as well as successfully defending our current and future patents against third party challenges. To protect our proprietary technology, we rely on patents as well as other intellectual property protections, including trade secrets, nondisclosure agreements and confidentiality provisions.

In addition, there can be no assurance that our pending patent applications will result in issued patents. As of March 31, 2011, we are the owner of record and are pursuing 15 U.S. non-provisional patent applications, three pending international Patent Cooperation Treaty applications and 39 foreign national and ten European regional counterpart patent applications directed to our product candidates. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

The opposition period ended for our European patent on April 21, 2011. To date, there has been no indication that the patent has been opposed, and we are awaiting formal notification from the European patent authority that the opposition period ended with no opposition filed. Should an opposition come to our attention, we will need to spend considerable time and resources to defend our granted claims.

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

As we enter our target markets, it is possible that competitors or other third parties will claim that our products and/or processes infringe their intellectual property rights. These third parties may have obtained and may in the future obtain patents covering products or processes that are similar to, or may include compositions or methods that encompass our technology, allowing them to claim that the use of our technologies infringes these patents.

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

We have systems in place to remind us to pay periodic maintenance fees, renewal fees, annuity fees and various other patent and application fees, and we employ an outside firm, Cooley LLP, or Cooley, in Washington, DC, to pay these fees. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ Cooley and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business. *

We have registered our ACELRX mark in Class 5, “Pharmaceutical preparations for treating pain; pharmaceutical preparations for treating anxiety,” and Class 10, “Drug delivery systems; medical device, namely, a mechanical and electronic device used to administer medications, perform timed medication delivery, and to provide secure access to and delivery of medications,” in the United States. Our ACELRX mark has also been registered in the European Community and in Canada, and is pending in India. We have registered our NANOTAB mark and our tagline, ACCELERATE, INNOVATE, ALLEVIATE in Class 5, in the United States. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

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

Prior to our IPO in February 2011, there was no public market for our common stock. An active public trading market may not develop or, if developed, may not be sustained. Moreover, the trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;

•	inability to obtain additional funding, including funding necessary to complete the third ARX-01 Phase 3 clinical trial required to submit an NDA;

•	any delay in submitting an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s filing or review of that NDA;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

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

Our executive officers and directors, together with the stockholders with whom our executive officers and directors are affiliated or associated, beneficially owned approximately 78% of our outstanding voting stock as of May 1, 2011. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of May 1, 2011, we had 19,371,750 shares of common stock outstanding.

Substantially all of our stockholders that held stock prior to our IPO are subject to lock-up agreements with the underwriters of our IPO that restrict the stockholders’ ability to transfer shares of our common stock until at least August 10, 2011. The lock-up agreements limit the number of shares of common stock that may be sold until the expiration of the lock-up period. Upon the expiration of the lock-up period, approximately 16,171,750 of the shares outstanding as of May 1, 2011 will become eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. The remaining 3,200,000 shares of common stock outstanding as of May 1, 2011 are freely tradable without restriction or further registration. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by our existing stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

All shares of our convertible preferred stock that were outstanding at the time of our IPO, including 2,111,639 shares of our Series A convertible preferred stock, 1,263,635 shares of our Series B convertible preferred stock, and 3,776,528 shares of Series C convertible preferred stock, converted into a total of 8,555,713 shares of our common stock upon the completion of our IPO. Each share of Series A convertible preferred stock, Series B convertible preferred stock and Series C convertible preferred stock converted into 1.37, 1.50 and 1.00 share(s) of common stock.

All warrants to purchase shares of our convertible preferred stock that were outstanding at the time of our IPO, including warrants to purchase 2,500 shares of Series A convertible preferred stock and warrants to purchase 228,264 shares of Series C convertible preferred stock, were converted into warrants to purchase 231,678 shares of common stock. In each of these warrant conversions, each share of Series A convertible preferred stock and Series C convertible preferred stock underlying each applicable warrant converted into 1.37 and 1.00 share(s) of common stock.

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

Use of Proceeds

On February 10, 2011, our registration statement on Form S-1 (File No. 333-170594) was declared effective for our IPO, pursuant to which we sold 8,000,000 shares of common stock at a public offering price of $5.00 per share for an aggregate public offering price of $40.0 million. As a result of the IPO, we received net proceeds of $35.2 million, after deducting underwriting discounts and commissions and other offering expenses totaling $4.8 million. None of the expenses associated with the IPO were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Approximately $27.8 million of the net proceeds are expected to fund our pharmaceutical and engineering activities in anticipation of our Phase 3 studies. The net proceeds will also fund two of our three planned ARX-01 Phase 3 clinical trials, with the balance of the proceeds to be used for general corporate purposes. As of March 31, 2011, the net offering proceeds have been invested in high credit quality U.S. government agency obligations and commercial paper. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 11, 2011.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(7)

10.2	2011 Equity Incentive Plan.(8)

10.3	Forms of Stock Option Grant Notice, Stock Option Exercise Notice and Stock Option Agreement under 2011 Equity Incentive Plan.(9)

10.4	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.(10)

10.5	2011 Employee Stock Purchase Plan.(11)

10.6	Note and Warrant Purchase Agreement between Registrant and the Purchasers defined therein, dated September 14, 2010, as amended on January 28, 2011.(12)

10.7	Compensatory Arrangements of Executive Officers.(13)

10.8	Non-Employee Director Compensation Policy.(14)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.

(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(8)	Incorporated herein by reference to Exhibit 99.3 to the Registrant’s registration statement on Form S-8 (File No. 333-172409), as filed with the SEC on February 24, 2011.
(9)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(10)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(11)	Incorporated herein by reference to Exhibit 99.6 to the Registrant’s registration statement on Form S-8 (File No. 333-172409), as filed with the SEC on February 24, 2011.
(12)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(13)	Incorporated by reference to Item 5.02 of the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on March 8, 2011.
(14)

Incorporated by reference to the information under Item 11. “Executive Compensation—Director Compensation—Non-Employee Director Compensation” of the Registrant’s Annual Report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2011	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ James H. Welch
James H. Welch Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(7)

10.2	2011 Equity Incentive Plan.(8)

10.3	Forms of Stock Option Grant Notice, Stock Option Exercise Notice and Stock Option Agreement under 2011 Equity Incentive Plan.(9)

10.4	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.(10)

10.5	2011 Employee Stock Purchase Plan.(11)

10.6	Note and Warrant Purchase Agreement between Registrant and the Purchasers defined therein, dated September 14, 2010, as amended on January 28, 2011.(12)

10.7	Compensatory Arrangements of Executive Officers.(13)

10.8	Non-Employee Director Compensation Policy.(14)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.

(7)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(8)	Incorporated herein by reference to Exhibit 99.3 to the Registrant’s registration statement on Form S-8 (File No. 333-172409), as filed with the SEC on February 24, 2011.
(9)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(10)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(11)	Incorporated herein by reference to Exhibit 99.6 to the Registrant’s registration statement on Form S-8 (File No. 333-172409), as filed with the SEC on February 24, 2011.
(12)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(13)	Incorporated by reference to Item 5.02 of the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on March 8, 2011.
(14)

Incorporated by reference to the information under Item 11. “Executive Compensation—Director Compensation—Non-Employee Director Compensation” of the Registrant’s Annual Report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.