Form 10-Q
period 2011-09-30
ACELRX PHARMACEUTICALS INC
filed 2011-11-08
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011, the number of outstanding shares of the registrant’s common stock was 19,552,992.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and for the period from July 13, 2005 (inception) through September 30, 2011 (unaudited)	4

	Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and for the period from July 13, 2005 (inception) through September 30, 2011 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	54

Item 4.	(Removed and Reserved)	54

Item 5.	Other Information	54

Item 6.	Exhibits	54

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. The name “ACELRX” is our trademark. “NANOTAB” is a registered trademark of AcelRx Pharmaceuticals, Inc. We have received a notice of allowance for our tagline, “ACCELERATE, INNOVATE, ALLEVIATE” in the United States. This report also contains trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2011 (Unaudited)	December 31, 2010(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,825	$3,055
Short-term investments	30,195	627
Prepaid expenses and other current assets	2,061	2,097

Total current assets	34,081	5,779
Property and equipment, net	2,229	800
Restricted cash	205	205
Other assets	188	46

TOTAL ASSETS	$36,703	$6,830

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,626	$543
Accrued liabilities	1,685	859
Convertible notes	—	6,805
Long-term debt, current portion	681	5,204
Other current liabilities	103	—

Total current liabilities	5,095	13,411
Contingent put option liability	57	—
Call option liability	—	596
Convertible preferred stock warrant liability	—	2,529
Long-term debt	8,196	—
Other liabilities	—	245

Total liabilities	13,348	16,781

Commitments and Contingencies
Convertible preferred stock, $0.001 par value—10,000,000 shares and 46,736,125 shares authorized as of September 30, 2011 and December 31, 2010, respectively; no shares and 7,151,802 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	—	55,941

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value—100,000,000 and 71,000,000 shares authorized as of September 30, 2011 and December 31, 2010, respectively; 19,552,992 and 674,353 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	21	3
Additional paid-in capital	105,623	2,668
Deficit accumulated during the development stage	(82,292)	(68,563)
Accumulated other comprehensive income	3	—

Total stockholders’ equity (deficit)	23,355	(65,892)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$36,703	$6,830

(1)	The condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 13, 2005 (Inception) Through September 30,
	2011	2010	2011	2010	2011
Research grant revenue	$408	$—	$448	$—	$448
Operating expenses:
Research and development	3,947	1,515	8,922	6,309	62,719
General and administrative	1,866	1,090	5,086	3,033	17,580

Total operating expenses	5,813	2,605	14,008	9,342	80,299

Loss from operations	(5,405)	(2,605)	(13,560)	(9,342)	(79,851)
Interest expense	(377)	(197)	(1,891)	(656)	(5,021)
Interest income and Other income (expense), net	21	(799)	1,722	(823)	2,580

Net loss	$(5,761)	$(3,601)	$(13,729)	$(10,821)	$(82,292)

Net loss per share of common stock, basic and diluted	$(0.30)	$(5.38)	$(0.83)	$(16.63)

Shares used to compute basic and diluted net loss per share of common stock	19,458,640	668,963	16,594,051	650,774

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,		Period from July 13, 2005 (Inception) Through September 30, 2011
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,729)	$(10,821)	$(82,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	348	359	1,913
Amortization of premium/discount on investments, net	196	—	196
Interest expense related to debt financing	1,462	168	2,669
Stock-based compensation	1,346	1,107	3,859
Revaluation of convertible preferred stock warrant liability and write off of call option liability	(1,688)	827	(259)
Other non-cash items	—	—	(10)
Changes in operating assets and liabilities:
Prepaids and other assets	(133)	(126)	(682)
Restricted cash	—	—	(205)
Accounts payable	2,083	(315)	2,626
Accrued liabilities	961	(106)	51
Deferred rent	(142)	(135)	102

Net cash used in operating activities	(9,296)	(9,042)	(72,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,777)	(4)	(4,146)
Purchase of investments	(33,280)	(4,823)	(78,581)
Proceeds from maturities and sales of investments	3,516	9,692	48,240

Net cash provided by (used in) investing activities	(31,541)	4,865	(34,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of costs	34,939	—	34,939
Proceeds from the issuance of long-term debt	9,762	—	22,383
Payments of long-term debt	(5,298)	(3,506)	(13,222)
Proceeds from issuance of convertible promissory notes	—	8,000	9,000
Proceeds from issuance of common stock pursuant to equity plans	204	21	303
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	70	54,941

Net cash provided by financing activities	39,607	4,585	108,344

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,230)	408	1,825
CASH AND CASH EQUIVALENTS—Beginning of period	3,055	7,150	—

CASH AND CASH EQUIVALENTS—End of period	$1,825	$7,558	$1,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$347	$521	$1,936
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of convertible preferred stock warrants	$—	$1,223	$1,223
Beneficial conversion features related to convertible notes	$—	$1,699	$1,699
Issuance of call option related to convertible notes	$—	$476	$476
Conversion of convertible promissory notes into common stock	$8,137	$—	$8,137
Issuance of common stock upon cashless exercise of warrants	$536	$—	$536
Reclassification of warrant liability and call option liability to equity	$906	$—	$906
Issuance of warrants for common stock	$967	$—	$967
Contingent put option liability	$62	$—	$62

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through September 30, 2011. In addition, the Company had an accumulated deficit of $82.3 million and $68.6 million as of September 30, 2011 and December 31, 2010. Through September 30, 2011, the Company has relied primarily on the proceeds from equity offerings and loan proceeds to finance its operations. Management believes that the Company’s current cash, cash equivalents and investments, and funds from drawing down the second $10.0 million tranche pursuant to its loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which the Company entered into in June 2011, will be sufficient to fund the Company’s current operations into the first quarter of 2013. The Company will need to raise additional funding or otherwise enter into collaborations to support future operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities to reduce costs. Doing so may affect the Company’s ability to operate effectively. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements as of December 31, 2010, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 30, 2011. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Stockholders are encouraged to review the Company’s Annual Report on Form 10-K for a broader discussion of the Company’s business and the risks inherent therein.

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

In May 2011, the Company entered into an award contract with the US Army Medical Research and Material Command, or USAMRMC, to support the development of the Company’s new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. The grant provides for the reimbursement of qualified expenses for research and development activities as defined under the terms of the grant agreement. Revenue under the grant agreement is recognized when the related qualified research expenses are incurred.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$103	$—	$—	$103
Money market funds	1,522	—	—	1,522
U.S. government agency securities	200	—	—	200

Total cash and cash equivalents	$1,825	$—	$—	$1,825
Marketable securities:
U.S. government agency securities	30,192	3	—	30,195

Total marketable securities	$30,192	$3	—	$30,195
Total cash, cash equivalents and investments	$32,017	$3	$—	$32,020

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$103	$—	$—	$103
Money market funds	79	—	—	79
U.S. government agency securities	2,873	—	—	2,873

Total cash and cash equivalents	$3,055	$—	$—	$3,055
Marketable securities:
U.S. government agency securities	627	—	—	627

Total marketable securities	$627	$—	$—	$627
Total cash, cash equivalents and investments	$3,682	$—	$—	$3,682

As of September 30, 2011, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the nine months ended September 30, 2011. There were no other-than-temporary impairments for these securities at September 30, 2011.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

As of September 30, 2011, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company measures and reports its cash equivalents, investments and financial liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds. For Level II instruments, the Company estimates fair value by using benchmark yields, reported trades, broker dealer quotes and issuer spreads. Such Level II instruments include U.S. government agency and corporate obligations. As of September 30, 2011, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules, which was classified as a Level III liability. The fair value of the contingent put liability was determined by evaluating multiple potential outcomes using an income approach and discounting the values back to September 30, 2011 while applying estimated probabilities to each scenario value.

As of December 31, 2010, the Company held, in addition to Level I and Level II assets, convertible preferred stock warrant liabilities and call option liabilities, which were classified as Level III liabilities. Immediately prior to the closing of the IPO, the convertible preferred stock warrants were either converted into warrants to purchase common stock or exercised for shares of convertible preferred stock, which shares were automatically converted into common stock. As a result of the aforementioned conversions, the preferred stock warrant liabilities and call option liabilities were eliminated. The fair values of the then-outstanding convertible preferred stock warrants were measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair market value included the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and the expected volatility of the underlying stock. The fair value of the call option was determined by evaluating multiple potential outcomes using a market approach and an income approach depending on the scenario and discounting the values back to December 31, 2010 while applying estimated probabilities to each scenario value.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2011
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,522	$1,522	$—	$—
U.S. government agency obligations	30,395	—	30,395	—

Total assets measured at fair value	$31,917	$1,522	$30,395	$—

Liabilities
Contingent put option liability	$57	—	—	$57

Total liabilities measured at fair value	$57	$—	$—	$57

	As of December 31, 2010
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$79	$79	$—	$—
U.S. government agency obligations	3,500	—	3,500	—

Total assets measured at fair value	$3,579	$79	$3,500	$—

Liabilities
Convertible preferred stock warrant liability	$2,529	$—	$—	$2,529
Call option liability	$596	—	—	$596

Total liabilities measured at fair value	$3,125	$—	$—	$3,125

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities (in thousands):

Nine Months Ended September 30, 2011
Fair value—beginning of period	$3,125
Exercise of warrants	(536)
Reclassification of warrant liability	(906)
Contingent put option liability	62
Change in fair value of Level III liabilities	(1,688)

Fair value—end of period	$57

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

3. Research Grant Agreement

In May 2011, AcelRx entered into an award contract with the US Army Medical Research and Material Command, or USAMRMC, in which the USAMRMC granted $5.6 million to the Company in order to support the development of a new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse the Company for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The period of research under the grant ends on August 31, 2012, with a final report due on September 30, 2012. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research.

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $408,000 for the three months ended September 30, 2011 and $448,000 for the nine months ended September 30, 2011.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.2 million. This option is considered a contingent put option liability as the holder of the loan may exercise the option in the event of default and, is considered an embedded derivative which must be valued and separately accounted for in the Company’s financial statements. As of September 30, 2011, the estimated fair value of the contingent put option liability was $57,000 which was determined by evaluating multiple potential outcomes of an event of default, including a change of control, using an income approach and discounting the values back to September 30, 2011 while applying estimated probabilities to each scenario value. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statement of operations.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 6 “Warrants,” for further description.

As of September 30, 2011, the Company had outstanding borrowings under the Hercules loan and security agreement of $8.9 million, net of debt discounts of $1.1 million. Amortization of the debt discounts, which was recorded as Interest Expense, was $126,000 for both the three and nine month periods ended September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, the Company had outstanding borrowings under the Pinnacle loan and security agreement of $0 million and $5.2 million.

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

6. Warrants

Series A Warrants

In March 2007, the Company entered into an equipment financing agreement in which the Company issued immediately exercisable and fully vested warrants to purchase 2,500 shares of its Series A convertible preferred stock, or the Series A warrants, with an exercise price of $10.00 per share. The fair value of the Series A warrants on the date of issuance was $1,000, as determined using the Black-Scholes option-pricing model. This fair value was recorded as a convertible preferred stock warrant liability and as a deferred financing cost in other assets. The fair value was remeasured at the end of each reporting period. In connection with the IPO, the Series A warrants were automatically converted into warrants to purchase 3,425 shares of common stock. As a result of the conversion, these common stock warrants were no longer recorded as liabilities and were, therefore, no longer remeasured as of the end of each reporting period. As of September 30, 2011, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

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

As of September 30, 2011, warrants to purchase 228,264 shares of common stock had not been exercised and were still outstanding. These warrants expire in September 2018.

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

As of September 30, 2011, warrants to purchase 274,508 shares of common stock issued to Hercules had not been exercised and were still outstanding.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

7. Stock-Based Compensation

Stock Option and Equity Incentive Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expenses:
Research and development	$253	$92	$578	$638
General and administrative	304	148	768	469

Total stock-based compensation expense	$557	$240	$1,346	$1,107

As of September 30, 2011 there were 1,016,227 shares available for grant, 2,395,968 options outstanding and 257,868 restricted stock units outstanding under the Company’s stock option and equity incentive plans.

8. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2011 and 2010 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(5,761)	$(3,601)	$(13,729)	$(10,821)

Shares used in computing net loss per share of common stock, basic and diluted	19,458,640	668,963	16,594,051	650,774

Net loss per share of common stock, basic and diluted	$(0.30)	$(5.38)	$(0.83)	$(16.63)

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2011	2010
Convertible preferred stock (as-if converted)	—	7,151,802
Stock options to purchase common stock	2,395,968	1,892,860
Restricted Stock Units	257,868	—
Convertible preferred stock warrants (as-if converted)	—	230,764
Common stock warrants	506,917	—

9. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities that are excluded from net loss. Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(5,761)	$(3,601)	$(13,729)	$(10,821)
Changes in unrealized gain on available-for-sale securities	5	—	3	—

Comprehensive loss	$(5,756)	$(3,601)	$(13,726)	$(10,821)

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

About AcelRx Pharmaceuticals

We are a development stage specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. We were founded to solve the problems associated with post-operative intravenous patient-controlled analgesia, or IV PCA. Although widely used, IV PCA has been shown to cause harm to patients following surgery because of the side effects of morphine, the invasive IV route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps. We are preparing to initiate three Phase 3 clinical trials for our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01. The system is designed to address these problems by utilizing:

•	sufentanil, a high therapeutic index opioid;

•	NanoTabs, our proprietary, non-invasive sublingual dosage form; and

•	our novel handheld PCA device that enables simple patient-controlled delivery of NanoTabs in the hospital setting and eliminates the risk of programming errors.

We have completed Phase 2 clinical development for two additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, for the treatment of cancer breakthrough pain, or BTP, and the Sufentanil/Triazolam NanoTab, or ARX-03, designed to provide mild sedation, anxiety reduction and pain relief for patients undergoing painful procedures in a physician’s office. In May 2011, we announced that the US Army Medical Research and Material Command, or USAMRMC, awarded us a $5.6 million grant to support the development of a new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse us for development, manufacturing and clinical expenses necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development.

Product Development

ARX-01

We continue to make progress toward initiating the first Phase 3 clinical trial for ARX-01. Examples of these activities include:

•

The contract research organization, or CRO, PharmaNet, has been engaged to conduct the first two ARX-01 Phase 3 studies. Clinical sites have been engaged for the abdominal surgery study and a majority of the sites for the head-to-head comparator study have been identified.

•

We recently received correspondence from the FDA stating that a final planned Human Factors study, though required for final product approval, is not a prerequisite to initiating ARX-01 Phase 3 studies. There are, however, three additional device assessments focused on software verification, software validation and device reprocessing, originally planned as precursors to, or associated with, the final Human Factors Study, which remain as requirements from FDA prior to the start of Phase 3. Protocols for these assessments have been submitted to the FDA for review, and we await the agency’s feedback. We plan to conduct the software verification and validation and device reprocessing studies prior to initiation of the Phase 3 clinical program. We currently expect that we will be in a position to dose the first patient in a Phase 3 placebo-controlled post-operative pain study following major abdominal surgery in late 2011 or early 2012. The remaining Phase 3 studies, an active comparator study comparing the sufentanil NanoTab PCA System to intravenous morphine patient-controlled analgesia in post-operative patients, and a placebo-controlled study in patients after major orthopedic surgery, are expected to be initiated and completed in 2012. We plan to complete the final Human Factors study, alongside the Phase 3 clinical program.

•

The NanoTab commercial manufacturing facility at AcelRx’s contract manufacturer, Patheon, Inc., has been built, tested and qualified as a Good Manufacturing Practices, or GMP, facility. AcelRx will manufacture clinical and commercial supplies at this facility.

We have completed multiple Human Factors and clinical tests during the course of development of the device for ARX-01. Three of the four planned Human Factors studies have been completed. We plan to conduct the fourth Human Factors study in 2012.

•

Indicator Lights and Audio Tones (Sounds) User Study - We evaluated multiple sound options for various device functions (dose delivered sound, dose not available sound, low level alert, nurse confirmation, and power on/power off) and tested indicator lights through a user study where test subjects were simulated patients. This input allowed the design team to determine the preferred sounds for each device function.

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

•

A Usability Study with Nurses - A fifteen nurse usability study was conducted to evaluate the usability of the Phase 3 System. Nurses were asked to conduct several tasks related to the set-up, operation and discontinuation of the System. They rated each task on a scale of 1 to 5 (very difficult to extremely easy). The average score for each of the tasks ranged from 4.07 to 4.67 out of 5. In addition, the nurses rated the device on the System Usability Scale, or SUS, awarding the device a score of 83 on a 0-100 point scale. This score is in the top 10% of SUS scores based on more than 500 devices tested.

The fourth Human Factors study is described as follows:

•

Usability Study with Nurses and Patients - In this study, nurse and patients will be asked to perform tasks to demonstrate that the Sufentanil NanoTab PCA System can be reliably used under a range of simulated use conditions to validate the usability of the System and the effectiveness of the Instructions for Use.

ARX-04

We continue to make advancements towards the initiation of our planned ARX-04 Phase 2 dose-finding clinical trial in the fourth quarter of 2011. Examples of these activities include:

•	The NanoTabs have been manufactured and packaged for the Phase 2 clinical trial.

•

In early October 2011, AcelRx filed an Investigational New Drug application for ARX-04, its product candidate for management of moderate-to-severe acute pain, with the FDA, and plans to initiate the Phase 2 study later this year with top line results available in the first half of 2012. AcelRx has retained a CRO to conduct the Phase 2 ARX-04 study and the clinical sites for this study have been selected and retained.

•

We have retained a CRO to conduct the Phase 2 randomized, double-blind, placebo-controlled clinical trial that will evaluate two different doses of ARX-04 in patients suffering from moderate-to-severe acute pain. The clinical trial sites for this study have been selected and retained.

Financial Overview

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

From inception through September 30, 2011, we have received net proceeds of $54.9 million from the sale of convertible preferred stock and $31.4 million from our debt financings. In February 2011, we completed our IPO, pursuant to which we sold 8,000,000 shares of our common stock at a public offering price of $5.00 per share for an aggregate offering price of $40.0 million. As a result of the offering, we received net proceeds of $34.9 million, after underwriting discounts, commissions and offering expenses totaling $5.1 million. In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. We drew the first tranche of $10.0 million upon the closing of the transaction on June 29, 2011. We used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain loan and security agreement between us and Pinnacle Ventures, L.L.C, or Pinnacle dated September 2008. The second tranche of up to $10.0 million can be drawn, at our option, anytime prior to December 16, 2011. The interest rate is initially 8.50%, with 12 months of interest only payments, which period can be extended to 15 months if certain ARX-01 clinical development milestones are met.

Since our inception in July 2005, we have not generated any revenue from the sale of our products and do not anticipate generating any product revenues for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. Our net losses were $13.7 million and $10.8 million during the nine months ended September 30, 2011 and 2010. As of September 30, 2011, we had cash, cash equivalents and investments totaling $32.0 million compared to $3.7 million as of December 31, 2010. As of September 30, 2011, we had an accumulated deficit of $82.3 million.

Revenue

To date, we have not generated any product revenue. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. In May 2011, we received a grant award of $5.6 million from the USAMRMC for the development of ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Revenue related to this grant award is recognized as the related research and development expenses are incurred. To date, we have recognized $448,000 as revenue associated with the grant.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to ARX-01, ARX-02 and ARX-03. Research and development expenses included the following:

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

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
ARX-01	$2,566	$441	$4,942	$564
ARX-02	—	—	—	591
ARX-03	—	78	—	1,657
ARX-04	168	—	182	—
Overhead	1,213	996	3,798	3,497

Total research and development expenses	$3,947	$1,515	$8,922	$6,309

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

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration and finance and business development activities. Other significant expenses included legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses to increase in connection with operating as a public company and as we continue to build our corporate infrastructure in support of continued development of our product candidates.

Interest Expense

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts.

Interest and Other Income (Expense), net

Interest income consisted of interest earned on our cash, cash equivalents and investments.

Other income (expense), net consisted primarily of the change in the fair value of our then-outstanding warrants to purchase convertible preferred stock. Our warrants to purchase convertible preferred stock were classified as liabilities and, as such, were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other income (expense), net. Upon the completion of our IPO, all of our warrants to purchase convertible preferred stock were remeasured to fair value and were either exercised or converted into warrants to purchase common stock. At that time, the then-current aggregate fair value of these warrants was reclassified from liabilities to additional paid-in capital and we will no longer remeasure the liability associated with these warrants to purchase convertible preferred stock to fair value. Other income (expense), net also consisted of the change in fair value of our contingent put option liability associated with our loan and security agreement with Hercules.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances, changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2010. Aside from our revenue recognition policy related to our grant with the USAMRMC, as described in Note 1 on this Quarterly Report on Form 10-Q, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2011 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Revenue

Revenue for the three and nine months ended September 30, 2011 was $408,000 and $448,000, respectively, and was generated from our grant with the USAMRMC, which was awarded in May 2011. We did not generate any revenue for the three and nine months ended September 30, 2010.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2011	2010	Change	%	2011	2010	Change	%
Operating expenses:
Research and development	$3,947	$1,515	$2,432	161%	$8,922	$6,309	$2,613	41%
General and administrative	1,866	1,090	776	71%	5,086	3,033	2,053	68%

Total expenses	$5,813	$2,605	$3,208	123%	$14,008	$9,342	$4,666	50%

Research and Development

The $2.4 million increase during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily attributable to a $2.1 million increase in our development expenses for ARX-01 related to the planned Phase 3 trials and a $0.2 million increase related to activities under our grant with the USAMRMC for ARX-04.

The $2.6 million increase during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily attributable to a $4.4 million increase in our development expenses for ARX-01 related to the planned Phase 3 trials and a $0.2 million increase related to activities under our grant with the USAMRMC for ARX-04, partially offset by a decrease in development expenses of $2.2 million related to the completion of Phase 2 clinical trials for our ARX-02 and ARX-03 programs.

General and Administrative Expenses

The $0.8 million increase during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to an increase in expenses related to investor relations, market research and other consulting fees associated with our operations as a public company.

The $2.1 million increase during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to an increase in legal, audit and consulting fees in connection with our annual audit and the costs associated with our operations as a public company.

Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2011	2010	Change	%	2011	2010	Change	%
Interest expense	$377	$197	$180	91%	$1,891	$656	$1,235	188%

The $180,000 increase during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was due to interest expense associated with the Hercules loan and security agreement which was signed in June 2011.

The $1.2 million increase during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily attributable to interest and the debt discount amortization related to the $8.0 million principal amount of convertible promissory notes issued in September 2010. The $1.1 million in unamortized debt discounts was recognized as interest expense during the nine months ended September 30, 2011 in connection with conversion of these notes immediately prior to the IPO.

Interest Income and Other Income (Expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2011	2010	Change	%	2011	2010	Change	%
Interest Income and Other Income (Expense), net	$21	$(799)	$820	NA	$1,722	$(816)	$(2,538)	NA

The change during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to the change in the fair value of our warrants to purchase convertible preferred stock during the three months ended September 30, 2010, which increased Other Expense.

The $2.5 million change during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily attributable to the change in the fair value of our warrants to purchase convertible preferred stock, which increased Other Expense during the nine months ended September 30, 2010 and the write-off of the call option related to the convertible promissory notes issued in September 2010 which expired upon closing of the IPO in February 2011 and which increased Other Income during the nine months ended September 30, 2011.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities and debt financings. From inception through September 30, 2011, we have received net proceeds of $54.9 million from the sale of convertible preferred stock, $34.9 million from our IPO and $31.4 million from our debt arrangements. We have incurred losses and generated negative cash flows from operations since inception, and we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

As of September 30, 2011, we had cash, cash equivalents and investments totaling $32.0 million compared to $3.7 million as of December 31, 2010. The increase was primarily attributable to proceeds from our IPO, during which we sold 8,000,000 shares of our common stock at $5.00 per share and received net proceeds of $34.9 million, after underwriting discounts, commissions and offering expenses. Additionally, we drew down $10.0 million in June 2011 from our loan and security agreement with Hercules. A portion of the proceeds were used to pay down the remaining obligations of $2.8 million under our loan and security agreement with Pinnacle Ventures upon termination of the agreement.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

	Nine Months Ended September 30,
	(in thousands)
	2011	2010
Net cash used in operating activities	$(9,296)	$(9,042)
Net cash provided by (used in) investing activities	(31,541)	4,865
Net cash provided by financing activities	39,607	4,585

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

Net cash used in operating activities for the nine months ended September 30, 2011 primarily reflects the net loss for the period, partially offset by a net change of $2.7 million in our operating assets and liabilities primarily related to accounts payable and accrued liabilities. In addition, we had non-cash charges of $1.5 million for interest on our debt and $1.4 million in stock-based compensation which were offset by $1.7 million of non-cash benefits for the revaluation of the warrant liability and the write off of the call option liability.

Net cash used in operating activities for the nine months ended September 30, 2010 primarily reflects the net loss for the period, partially offset by $1.1 million in stock-based compensation and $827,000 related to the revaluation of our convertible preferred stock warrant liability.

Cash Flows from Investing Activities. Net cash used in investing activities for both periods primarily reflect purchases and maturities of investments. In addition, during the nine months ended September 30, 2011 we had $1.8 million in fixed asset additions which were primarily related to the construction of the NanoTab commercial manufacturing facility.

Cash Flows from Financing Activities. Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings.

During the nine months ended September 30, 2011, cash provided by financing activities was primarily a result of the receipt of $34.9 million in proceeds from our IPO, net of offering costs, proceeds of $9.8 million from our loan and security agreement with Hercules, partially offset by principal repayments on our long-term debt of $5.3 million, including payment in full of our remaining obligations under the Pinnacle agreement, which was terminated upon executing the Hercules loan and security agreement in June 2011.

During the nine months ended September 30, 2010, cash provided by financing activities was primarily a result of proceeds from issuance of convertible notes of $8.0 million, partially offset by principal repayments on our long-term debt of $3.5 million.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular, to support our product development activities. We believe that the available cash resources, including proceeds received from our IPO, debt financings, including full utilization of the $20.0 million loan facility and USAMRMC research grant will enable us to maintain our currently planned operations into the first quarter of 2013, including support for our continuing development of our product candidates, clinical trials and manufacturing scale-up and commercial readiness activities. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including product candidate development activities. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

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

		Payment by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal Payments on Long-term debt	$10,000	$903	$9,097	$—	—
Interest Payments on Long-term debt	$2,002	$858	$1,144	$—	—

Total	$12,002	$798	$11,354	$—	—

As of September 30, 2011, we had operating lease obligations totaling $0.2 million for our office and laboratory facilities in Redwood City, California. The lease expires in April 2012.

Off-Balance Sheet Arrangements

Through September 30, 2011, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

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

Our market risks at September 30, 2011 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2010 as filed with the SEC.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. *

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01. We have three additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, the Sufentanil/Triazolam NanoTab, or ARX-03 and Sufentanil Single-Dose Acute Pain NanoTab, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005 and as of September 30, 2011, we had an accumulated deficit of $82.3 million.

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

If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs. As of September 30, 2011, we had working capital of $29.0 million.

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will not be able to continue our planned level of operations beyond the first quarter of 2013, complete the development activities required to submit an NDA to the FDA, nor pursue commercialization efforts, all of which would have a material adverse effect on our business, operating results and prospects.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of our product candidate, ARX-01, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize ARX-01, which has completed Phase 2 clinical trials for the treatment of post-operative pain. We currently expect that we will be in a position to dose the first patient in a Phase 3 placebo-controlled post-operative pain study following major abdominal surgery in late 2011 or early 2012. The remaining Phase 3 studies, an active comparator study comparing the sufentanil NanoTab PCA System to intravenous morphine patient-controlled analgesia in post-operative patients, and a placebo-controlled study in patients after major orthopedic surgery, are expected to be initiated and completed in 2012. We believe our existing capital resources will be adequate to support operations into the first quarter of 2013 and will be adequate to complete all three ARX-01 Phase 3 clinical trials. Contingent on our ability to raise additional funding, we intend to use these completed trials as a basis to submit an NDA for ARX-01 later in 2013. There is no guarantee that our Phase 3 clinical trials, or any of the remaining Phase 1 or non-clinical studies to be included in the NDA, will be completed, or if completed, will be successful.

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

While we have completed multiple Phase 2 clinical studies for ARX-01, ARX-02 and ARX-03, we have never conducted a Phase 3 clinical trial. Our product candidates are subject to the risks of failure inherent in pharmaceutical and medical device development. Before obtaining regulatory approval for the commercial sale of any product candidate, we must successfully complete Phase 3 clinical trials. Negative or inconclusive results of a Phase 3 clinical study could cause the FDA to require that we repeat it or conduct additional clinical studies. Furthermore, while we have obtained positive safety and efficacy results for our sufentanil-based product candidates during our prior clinical trials, we cannot be certain that these results will be duplicated when our product candidates are tested in a larger number of patients in our Phase 3 clinical trials.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales. *

We may experience delays in clinical trials of our product candidates. We currently expect that we will be in a position to dose the first patient in a Phase 3 placebo-controlled post-operative pain study following major abdominal surgery in late 2011 or early 2012. The remaining Phase 3 studies, an active comparator study comparing the sufentanil NanoTab PCA System to intravenous morphine patient-controlled analgesia in post-operative patients, and a placebo-controlled study in patients after major orthopedic surgery, are expected to be initiated and completed in 2012. In addition, we expect to enter Phase 2 clinical studies with ARX-04 in the second half of 2011. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in pharmacokinetic studies required to submit an NDA;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	delays in completing the required device Human Factor studies and software validation to the satisfaction of the FDA;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required institutional review board approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the device components of our product candidates;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

Additional time may be required to obtain regulatory approval for our ARX-01 product candidate because it is a drug/device combination.*

ARX-01 is a drug/device combination product candidate with both drug and device components submitted in the IND. Based on our discussions with the FDA, we believe that ARX-01 is viewed as a combination product by the FDA, and both drug and device components will be required for review as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as ARX-01. As a result, we may experience delays for ARX-01 due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device product approval under an NDA.

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

ARX-01 and our other product candidates will require Risk Evaluation and Mitigation Strategies, or REMS.

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

Currently, we use two established suppliers of sufentanil citrate for our NanoTabs. For each product candidate, only one of the two suppliers will be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. The alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new sufentanil supplier is relied upon for commercial production. In addition, the Drug Enforcement Administration, or the DEA, may reduce, delay or refuse our quota for sufentanil, which would disrupt our supply of sufentanil citrate and cause delay in the development and commercialization of our product candidates.

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

Manufacture of sufentanil NanoTabs requires specialized equipment and expertise.*

Ethanol, which is used in the manufacturing process, is flammable, and sufentanil is a highly potent, Schedule II compound. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil NanoTabs. There are a limited number of facilities that can accommodate our manufacturing process and we need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one manufacturer to produce our sufentanil NanoTabs and have not identified a back-up commercial facility to date. Any problems with our existing facility or equipment may delay or impair our ability to complete our clinical trials or commercialize our product candidates and increase our cost.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.*

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

Historically, we have manufactured the majority of our NanoTab supplies at Patheon in Toronto, Canada. During the third quarter of 2011, we transferred our manufacturing capabilities to Patheon’s facility in Cincinnati, Ohio where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. The new facility has been qualified, however, we have not yet produced clinical or commercial supplies out of this facility and issues may arise in production pertaining to the new facility, or otherwise, which may adversely affect our clinical and commercial plans.

Our designs for the device components of our product candidates for Phase 3 clinical trials may not be fully functional or commercially viable.*

The ARX-01 device we plan to use in Phase 3 clinical trials and commercially, or Phase 3 device, has more features than the device used in Phase 2, including additional software and functionality. We have conducted multiple Human Factors studies, which have informed the design of the ARX-01 Phase 3 device and we plan to conduct a fourth Human Factors study in 2012. However, we cannot predict if the Phase 3 device will be fully functional or acceptable for Phase 3 clinical trials or commercial use. If we need to modify the Phase 3 device either before, during or after the planned Phase 3 studies, we may incur higher costs and experience delay in regulatory approval and commercialization of ARX-01. Furthermore, if the changes to the device are substantial, we may need to conduct further clinical studies in order to have the commercial device approved by the FDA.

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

While we have manufactured Phase 3 devices internally on a small scale, we plan to rely on contract manufacturers, component fabricators and secondary service providers to produce ARX-01 devices for Phase 3 clinical trials and the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the ARX-01 device to third parties and intend to continue to do so. These purchases of Phase 3 devices and components will be made utilizing short term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of ARX-01 with third party manufacturers, or may be unable to do so on acceptable terms. We may encounter unanticipated problems in the scale-up and automation process that will result in delays in the manufacturing of the ARX-01 cartridge, dispenser or controller.

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

We rely on third parties to conduct, supervise and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.*

We have selected and executed agreements with our CRO to conduct our first two Phase 3 clinical studies for ARX-01 and for the Phase 2 study for ARX-04. We will rely on this CRO, along with other CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for ARX-01 and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Development of ARX-04 is dependent on funding from our government grant with the US Army Medical Research and Material Command, or USAMRMC.*

In May, 2011, we entered into an award contract with the USAMRMC, effective June 1, 2011, in which the USAMRMC granted approximately $5.6 million to us in order to support the development of our new product candidate, ARX-04, a sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse us for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The period of research under the grant ends on August 31, 2012, with a final report due on September 30, 2012. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research.

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

To date, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our strategy for ARX-01 is to develop a hospital-directed sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payors in the United States. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales will be adversely affected.

Until we are able to negotiate a strategic partnership or obtain additional financial resources for ARX-02 or ARX-03, we will not progress development or generate any revenue from these product candidates. We are developing ARX-04 under a grant from USAMRMC and if a follow on grant from USAMRMC to cover Phase 3 costs is not obtained, we may be required to curtail all activities associated with ARX-04. In addition, without a partnership or additional grant funding, we would bear all the risk related to the development of ARX-02, ARX-03 or ARX-04. If we elect to increase our expenditures to fund development or commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring ARX-02, ARX-03 or ARX-04 to market or generate product revenue.

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

If we, or potential partners, are unable to compete effectively, our product candidates may not reach their commercial potential. *

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

Our potential competitors for ARX-02 include products approved in the United States for cancer breakthrough pain, including: ACTIQ and FENTORA, currently manufactured by Teva Pharmaceuticals; Onsolis, currently manufactured by BioDelivery Sciences International, Inc.; Abstral, currently manufactured by ProStrakan Group plc; Lazanda, currently manufactured by Archimedes Pharma Limited, as well as products approved in Europe, including: Instanyl, currently manufactured by Nycomed International Management GmbH. The active ingredient in all approved products for cancer breakthrough pain is fentanyl. Additional potential competitors for ARX-02 include products in late stage development for cancer breakthrough pain, such as: Fentanyl TAIFUN, currently manufactured by Akela Pharma, Inc.; and SL Spray, currently manufactured by Insys Therapeutics, Inc.

We are not aware of any approved or development stage non-IV sedative/analgesic products that would present competition to ARX-03. In the future, there may be products developed or approved for this market which could directly compete with ARX-03.

Competitors for ARX-04 within the military environment include intramuscular morphine injections which are marketed by a variety of generic manufacturers. Within the civilian environment, there are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including: IV opioids (for example, morphine, fentanyl, dilaudid, demerol) or oral opioids (for example, Percocet, Vicodin).

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

In addition, historically we have purchased sufentanil in the United States and have shipped it to our third party manufacturer, Patheon Inc. in Toronto, Canada, where much of our clinical trial manufacturing has been completed to date. While we have transferred manufacturing responsibilities to Patheon’s facility in Cincinnati, Ohio in the current quarter, we may elect or need to use Patheon’s facility in Toronto, Canada at some point in the future. Shipping across international borders is a bureaucratic process that takes a minimum of three months and requires permits for both import and export. If we fail to comply with applicable regulatory requirements or fail to submit permit applications in a timely manner, the government could refuse to permit sufentanil to be exported and imported between Canada and the United States. Our failure to comply with these requirements could result in increased costs, delayed shipments, the loss of DEA registration for one of our suppliers, significant restrictions on ARX-01 or any of our product candidates, civil penalties or criminal prosecution and delays in conducting our clinical trials.

Drug Enforcement Administration regulations require that sufentanil be manufactured in the United States if sufentanil-based products are to be marketed in the United States, and there is no guarantee that we will secure a commercial supply agreement with a manufacturer based in the United States.*

A substantial portion of our clinical trial manufacturing to date has been completed at Patheon Inc. in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability, in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio. There can be no assurance that the technology transfer process will be completed in a timely manner which could result in a delay in submitted an NDA.

In addition, we do not yet have a commercial supply contract in place. If we cannot establish a supply contract on commercially reasonable terms, or if equipment manufacture or modifications do not meet expected deadlines, the timing for NDA submission may be delayed.

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

The facilities of any of our future manufacturers of sufentanil-containing NanoTabs must be approved by the FDA after we submit our NDA and before approval of ARX-01 and our other product candidates. We do not control the manufacturing process of sufentanil NanoTabs and are completely dependent on these third party manufacturing partners for compliance with the FDA’s requirements for manufacture. In addition, although our third party manufacturers are well established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of sufentanil NanoTabs, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approval for ARX-01. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations. *

As of September 30, 2011, we had 21 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ARX-01 and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, there can be no assurance that our pending patent applications will result in issued patents. As of September 30, 2011, we are the owner of record of one issued European patent which expires in 2027, and we and are pursuing 16 U.S. non-provisional patent applications, three pending international Patent Cooperation Treaty applications, 49 National Phase applications and ten European Regional Phase applications foreign directed to our product candidates. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.*

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. The pharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business. *

We have registered our ACELRX mark in Class 5, “Pharmaceutical preparations for treating pain; pharmaceutical preparations for treating anxiety,” and Class 10, “Drug delivery systems; medical device, namely, a mechanical and electronic device used to administer medications, perform timed medication delivery, and to provide secure access to and delivery of medications,” in the United States. Our ACELRX mark has also been registered in the European Community and in Canada, and is pending in India. We have registered our NANOTAB mark and have received a notice of allowance for our tagline, ACCELERATE, INNOVATE, ALLEVIATE in Class 5, in the United States. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

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

Our common stock is thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares. *

To date, we have a low volume of daily trades in our common stock on the NASDAQ Global Market. For example, the average daily trading volume in our common stock on the NASDAQ Global Market during the third quarter of 2011 was approximately 7,500 shares per day. Our stockholders may be unable to sell their common stock at or above their respective purchase prices if at all, which may result in substantial losses to our stockholders.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval. *

Our executive officers and directors, together with the stockholders with whom our executive officers and directors are affiliated or associated, beneficially owned approximately 78% of our outstanding voting stock as of September 30, 2011. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of September 30, 2011, we had 19.6 million shares of common stock outstanding.

Substantially all of our stockholders that held stock prior to our IPO were subject to lock-up agreements with the underwriters of our IPO that restrict the stockholders’ ability to transfer shares of our common stock until August 10, 2011. Upon the expiration of the lock-up period, approximately 16.2 million of the shares outstanding as of August 10, 2011 became eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. In addition, shares issued or issuable upon exercise of options and warrants vested as of August 10, 2011 are also eligible for sale. Sales of stock by our existing stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2011, our registration statement on Form S-1 (File No. 333-170594) was declared effective for our initial public offering, or IPO, pursuant to which we sold 8,000,000 shares of common stock at a public offering price of $5.00 per share for an aggregate public offering price of $40.0 million. As a result of the IPO, we received net proceeds of $34.9 million, after deducting underwriting discounts and commissions and other offering expenses totaling $5.1 million. None of the expenses associated with the IPO were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Approximately $27.8 million of the net proceeds are expected to fund our pharmaceutical and engineering activities in anticipation of our Phase 3 studies. The net proceeds will also fund two of our three planned ARX-01 Phase 3 clinical trials, with the balance of the proceeds to be used for general corporate purposes. As of September 30, 2011, the net offering proceeds have been invested in high credit quality U.S. government agency obligations, corporate debt obligations and commercial paper. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 11, 2011.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

4.7	Warrant to Purchase Stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2011.(8)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.

(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2011	AcelRx Pharmaceuticals, Inc.

/s/ James H. Welch
James H. Welch Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

4.7	Warrant to Purchase Stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2011.(8)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.

(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.