Form 10-K
period 2011-12-31
ACELRX PHARMACEUTICALS INC
filed 2012-03-23
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§-232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§-229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the NASDAQ Global Market on that date, was approximately $20,063,297. The calculation excludes 14,913,500 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of January 31, 2012, the number of outstanding shares of the registrant’s common stock was 19,567,778.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACELRX PHARMACEUTICALS, INC.

2011 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our ability to obtain and maintain intellectual property protection for our product candidates.

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

PART I

Item 1. Business

Overview

We are a development stage specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. We were founded to solve the problems associated with post-operative intravenous patient-controlled analgesia, or IV PCA. Although widely used, IV PCA has been shown to cause harm to patients following surgery because of the side effects of morphine, the invasive IV route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps. In March 2012, we initiated the first of three Phase 3 clinical trials for our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01 System, or ARX-01. The remaining two Phase 3 studies are expected to start by the third quarter of 2012. The three planned Phase 3 clinical trials include two double-blind, placebo-controlled efficacy and safety trials and one active comparator study. The ARX-01 System is designed to address the problems of IV PCA by utilizing:

•	sufentanil, a high therapeutic index opioid;

•	NanoTabs, our proprietary, non-invasive sublingual dosage form; and

•	our novel pre-programmed handheld PCA device that enables simple patient-controlled delivery of NanoTabs in the hospital setting and eliminates the risk of programming errors.

We have completed Phase 2 clinical development for two additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, for the treatment of cancer breakthrough pain, or BTP, and the Sufentanil/Triazolam NanoTab, or ARX-03, designed to provide mild sedation, anxiety reduction and pain relief for patients undergoing painful procedures in a physician’s office. In addition, in May 2011, we announced that the US Army Medical Research and Material Command, or USAMRMC, awarded us a $5.6 million grant to support the development of a new product candidate, the Sufentanil Single-Dose NanoTab for the treatment of moderate-to-severe acute pain, or ARX-04. Under the terms of the grant, the USAMRMC will reimburse us for development, manufacturing and clinical expenses necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of moderate-to-severe acute pain, and to prepare to enter Phase 3 development.

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

Sublingual Delivery of Sufentanil: Summary of Phase 1 Clinical Studies Results

We have completed four Phase 1 PK studies with our proprietary sublingual sufentanil NanoTabs to support our four product candidates under development. These studies demonstrated desirable and consistent PK parameters, including:

•	relatively high bioavailability via the oral mucosa and very low gastrointestinal, or GI, bioavailability;

•	prolonged plasma levels relative to IV delivery;

•	PK parameters proportional to dose across a wide range of doses (2.5 mcg to 80 mcg);

•	lower peak plasma concentration, or Cmax, than IV delivery;

•	time to maximum plasma concentrations, or Tmax, range from 30 to 90 minutes;

•	relatively low patient to patient variability in Tmax and Cmax; and

•	repeat dosing PK that supports a 20 minute minimum re-dosing interval.

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

None of our product candidates have been approved by the United States Food and Drug Administration, or FDA. We have not generated any revenue from the sale of any of our product candidates.

Our Product Candidates

The following table summarizes key information about our existing product candidates for which we currently hold worldwide commercialization rights.

Product Candidate	Description	Target Indication	Development Status
ARX-01	Sufentanil NanoTab PCA System	Acute post-operative pain

•   Three Phase 3 clinical trials are planned in 2012 as follows:

•   A double-blind, placebo-controlled, efficacy and safety trial in patients following abdominal surgery was initiated in March 2012 and we expect top-line data for this trial in the second half of 2012.

•   An open-label active-comparator trial is anticipated to begin by the second quarter of 2012. We expect top-line data for this trial in the second half of 2012.

•   A second double-blind, placebo-controlled, efficacy and safety trial in patients following orthopedic surgery is anticipated to begin by the third quarter of 2012. We expect top-line data for this trial in late 2012 or early 2013.

ARX-02	Sufentanil NanoTab BTP Management System	Cancer breakthrough pain	• Phase 2 clinical trial and End of Phase 2 meeting successfully completed • Future development contingent upon additional funding or corporate partnership resources

ARX-03	Sufentanil/Triazolam NanoTab	Mild sedation for painful procedures in a physician’s office	• Phase 2 clinical trial and End of Phase 2 meeting successfully completed • Future development contingent upon additional funding or corporate partnership resources

ARX-04	Sufentanil Single-Dose NanoTab	Moderate-to-severe acute pain	• Phase 2 clinical trial expected to start in the second quarter of 2012

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

Market research among surgeons and anesthesiologists has identified a consistent positive response to the attributes of ARX-01 and indicates an interest in using ARX-01 in 85% of their eligible patients. Additionally, physicians expressed interest in using ARX-01 for patients who stay in the hospital for less than 24 hours and are not traditionally treated with IV PCA. Pharmacy and Therapeutics committees also indicate strong interest in ARX-01, with 91% of those interviewed indicating likely adoption to formulary.

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

We believe that ARX-01 will provide a favorable safety, efficacy and tolerability profile, enabling ARX-01 to become the new standard of care for PCA. Further, we believe use of ARX-01 will result in increased patient satisfaction and reduced overall healthcare costs.

ARX-01 Description

ARX-01 allows patients to self-administer sublingual sufentanil NanoTabs as needed to manage their post-operative pain in the hospital setting, and provides the record-keeping attributes of a conventional IV PCA pump while avoiding some of the key issues, such as programming errors, associated with conventional IV PCA use.

Our Sufentanil NanoTab PCA System, ARX-01, consists of three components:

•	sufentanil, a high therapeutic index opioid;

•	NanoTabs, our proprietary, non-invasive sublingual dosage form; and

•	our novel, pre-programmed, handheld PCA device that enables simple patient-controlled delivery of NanoTabs in the hospital setting and eliminates the risk of programming errors.

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

To set up the handheld PCA device, the nurse or healthcare professional turns on the controller and follows the simple step-by-step instructions described below:

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

During our Phase 2 clinical study evaluating device functionality, 100% of patients reported that they could handle the ARX-01 System easily and that user instructions were clear.

Sufentanil NanoTab PCA System—ARX-01 Clinical Program

Summary

We recently initiated the first of three Phase 3 clinical trials that we expect to conduct in 2012. Additionally, we expect to have top-line data from all three of these in late 2012 or early 2013. Prior to this, we completed three successful Phase 2 clinical trials of sufentanil NanoTabs in the post-operative setting. These studies demonstrated analgesic efficacy, a low adverse event profile and excellent device functionality. During our End of Phase 2 meeting with the FDA, the FDA stated that the demonstration of efficacy versus placebo in two Phase 3 studies with a total safety database of at least 600 patients exposed to the active drug should suffice to support a new drug application, or NDA. We have designed our Phase 3 trials based on the feedback from the FDA.

Planned Phase 3 Clinical Trials for ARX-01

We plan to conduct three Phase 3 trials in 2012 for ARX-01: two double-blind, placebo-controlled efficacy and safety trials and one Phase 3 open-label active-comparator study that will provide both incremental safety and marketing data.

In March 2012, we initiated our first Phase 3 efficacy and safety clinical study with ARX-01 in a double-blind, placebo-controlled trial for a minimum of 48 hours and up to 72 hours in adult patients undergoing open abdominal surgery. The objective is to compare the efficacy of ARX-01 to placebo for the management of acute post-operative pain. Approximately 150 patients will be randomly assigned to treatment with sufentanil or placebo. The primary endpoint will be the summed pain intensity difference over the first 48 hours of the study period, or SPID-48. We expect to receive top-line data from this study in the second half of 2012. Key secondary endpoints include a modified SPID-48, in which a series of different imputation strategies for the use of rescue opioids are analyzed, pain relief scores and total amount of rescue opioids utilized.

Our second Phase 3 study will be an open-label active comparator study of ARX-01 versus the current standard of care, morphine IV PCA, in patients undergoing orthopedic or abdominal surgery. Approximately 400 patients will be randomly assigned to treatment with our Sufentanil NanoTab PCA System or morphine IV PCA. The primary endpoint will be the demonstration of statistical non-inferiority between the two groups for global patient satisfaction over the course of the study by patient reporting on a 4-point rating scale of poor, fair, good and excellent. Important secondary endpoints for comparison to IV PCA morphine will be drop-out due to inadequate analgesia, level of sedation, ease of care for patients and nurses, reporting of analgesic gaps and interdosing intervals. We expect to initiate the active-comparator study in the second quarter of 2012 with top-line data expected in the second half of 2012.

Our third Phase 3 efficacy and safety clinical study will be a double-blind, placebo-controlled trial in patients who are undergoing a total hip or knee replacement under general or spinal anesthesia. The objective is to compare the efficacy of the Sufentanil NanoTab PCA System to placebo for the management of acute post-operative pain. Approximately 400 patients will be randomly assigned to treatment with sufentanil or placebo. The primary endpoint will be the SPID-48. We expect this study to start in the third quarter of 2012 with top-line data expected in late 2012 or early 2013. The planned initiation of our third planned Phase 3 clinical study is contingent upon the completion of a summative Human Factors study, as required by the FDA. In this study, nurses and patients will be asked to perform tasks to demonstrate that the Sufentanil NanoTab PCA System can be reliably used under a range of simulated use conditions to validate the usability of the ARX-01 System and the effectiveness of the Instructions for Use.

The ARX-01 Phase 3 device is an upgraded version of the Phase 2 device, with enhanced features, including a color graphical user interface screen, security features to allow only the patient to use the device and prevent unauthorized access to the drug, and improved industrial design for hospital use.

Phase 2 Clinical Results for ARX-01

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

The study results demonstrated that sufentanil NanoTab 15 mcg was effective, safe and well-tolerated for the treatment of acute post-operative pain in patients who had undergone unilateral knee replacement. The sufentanil NanoTab 15 mcg SPID-12 was higher than placebo (p=0.018) using the last observation carried forward, or LOCF, imputation method. A p-value is a probability with a value ranging from 0 to 1, which indicates the likelihood that a clinical study is different between treatment and control groups. P-values below 0.05 are typically referred to as statistically significant. The sufentanil NanoTab 5 mcg or 10 mcg dosage strengths did not achieve a statistically significant separation from placebo overall. However, the 10 mcg dose was statistically significant as compared with placebo for women (p<0.05). Throughout the study there were statistically significant differences in SPID-12 scores between the sufentanil NanoTab 15 mcg dose group and the placebo group, even at the earliest time point of 15 minutes (p=0.038). There were no clinically significant changes in laboratory variables, vital signs or oxygen saturation during the study. The five SAEs reported were all considered unrelated to study drug and occurred after the end of study drug dosing.

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

Phase 2 Clinical Results in Major Abdominal Surgery (ARX-C-005)

Our second Phase 2 study tested sufentanil NanoTabs 10 mcg, 15 mcg or placebo in patients undergoing major abdominal surgery. In all other respects this study was similar in design to our first study. Both dosage strengths were significantly more effective than placebo for SPID-12 (p<0.001) as well as for all measures of pain intensity and pain relief. Significant differences between the sufentanil NanoTab treatment groups and the placebo group were observed within 2 hours after the first dose of study drug and continued until the end of the 12-hour treatment period. There were no clinically significant changes in laboratory variables, vital signs or oxygen saturation during the study. There were no SAEs reported during the study drug treatment period. The following figure shows the SPID-12 for the placebo, 10 mcg and 15 mcg groups.

Phase 2 Clinical Results in Open-Label Device Functionality Study in Unilateral Knee Replacement (ARX-C-004)

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

Patients self-administered sufentanil NanoTabs repeatedly over the 12-hour study using the ARX-01 Sufentanil NanoTab PCA System without any system failures or dosing errors for all 30 patients. Over 80% of the patients reported the two highest scores on the 5-point Likert scale of overall patient’s satisfaction with the Sufentanil NanoTab PCA System 15 mcg. All 30 enrolled patients indicated that they could handle the Sufentanil NanoTab PCA System easily, that the user instructions were clear, that the dosing tone was loud enough and that the time required for dosing was “just right.” Ninety percent of the patients indicated that the size and the shape of the dosing tip were also “just right.” The majority of patients indicated that the other system features (weight, size, shape, dose button function) were acceptable.

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

Adverse Events	Placebo N=54		Sufentanil NanoTab (5 mcg) N=24		Sufentanil NanoTab (10 mcg) N=55		Sufentanil NanoTab (15 mcg) N=79
Nausea	17	(31%)	7	(29%)	22	(40%)	23	(29%)
Vomiting	3	(6%)	2	(8%)	6	(11%)	9	(11%)
Itching	0	(0%)	1	(4%)	4	(8%)	6	(8%)
Somnolence	1	(2%)	1	(4%)	0	(0%)	2	(3%)
Oxygen desaturation	0	(0%)	0	(0%)	1	(2%)	1	(1%)
Respiratory depression	1	(2%)	0	(0%)	2	(4%)	0	(0%)

ARX-02—Sufentanil NanoTab BTP Management System

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

The Market Opportunity for ARX-02

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

ARX-02 Description

ARX-02 is a product candidate for the treatment of cancer patients who suffer from breakthrough pain. ARX-02 consists of a magazine containing 30 single dose applicators, or SDAs, loaded into a multiple SDA dispenser, or MSD. Each SDA includes a sufentanil NanoTab that a patient can self-administer to his or her sublingual space for oral transmucosal absorption. The MSD:

•	protects and dispenses SDAs, one at a time;

•	displays a recent dose indicator that is designed to mitigate overdosing;

•	has child-resistant, elderly-friendly features; and

•	provides electronic date and time stamping of each SDA removal event.

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

Planned Phase 3 Clinical Trials for ARX-02

Future development of ARX-02 is contingent upon additional funding or corporate partnership resources. Should such funds or resources become available, we could proceed with the planned trials and future development described below.

We would plan to conduct one Phase 3 efficacy and safety study for ARX-02 for the management of cancer breakthrough pain in adult patients who are already taking opioids for their underlying persistent cancer pain. In addition, we would plan to conduct two open-label studies to demonstrate long term safety, which will include the use of the MSD.

The first planned Phase 3 clinical study for ARX-02 is a multi-center, randomized, double-blind, placebo-controlled crossover study for the evaluation of the safety and efficacy of the Sufentanil NanoTab BTP Management System in the treatment of cancer breakthrough pain. We plan to screen 170 patients in order to titrate approximately 140 patients, of which 110 patients will be randomized, such that at least 100 patients will generate primary efficacy data for analysis. The planned study consists of a screening visit, an open-label titration phase of up to three weeks to establish a dose of sufentanil (20, 30, 40, 60, 80 or 100 mcg) at home or in a hospice setting, that provides adequate relief of cancer breakthrough pain with tolerable side effects. This will be followed by a randomized, double-blind treatment phase of up to three weeks. Patients will be randomized to one of six sequences, each including nine doses of which six are active and three are placebo. Patients will use an electronic diary to record primary and secondary efficacy outcomes including pain intensity, pain relief, and global evaluation of treatment. The primary endpoint is the time-weighted summed pain intensity difference over 30 minutes, or SPID-30, following treatment.

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

We also plan to conduct an additional open-label study to ensure there is adequate data for analysis of drug safety and device functionality. We plan to screen approximately 470 patients in order to titrate approximately 370 patients, such that at least 300 patients will enroll in this study. Patients will use the MSD that will contain a magazine holding 30 SDAs. Each SDA will contain a single sufentanil NanoTab. The MSD will electronically track removal of each SDA from the MSD in order to record dosing history in the outpatient setting. This study will be up to three months in duration and will utilize the same titration scheme as in the Phase 3 efficacy study. After patients achieve an efficacious and tolerable dose, they will use the MSDs to dispense the SDAs throughout the three-month study.

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

Once a dosage strength that alleviated pain without producing intolerable side effects was identified, the patient was randomized to that dosage strength in the double-blind phase of the study. Patients were randomized to receive 10 doses, of which seven were active and three were placebo. Efficacy was assessed by patient data recorded and scored in an electronic diary, including pain intensity, pain relief and global medication performance assessment just prior to and after taking each of the ten doses of study drug in the double-blind phase of the study. Forty-two patients were enrolled and received titration study medication. Eighty-four percent of patients with a mean age of 53.5 years (range 25 to 73 years) were randomized to the double-blind treatment period. Thirty-three patients completed the study.

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

Patient Global Medication Performance Assessment, or GMPA, at 60 minutes after each dose of study medication showed 59 (27.4%) and 37 (17.2%) of the sufentanil-treated episodes were rated as very good or excellent on the GMPA, respectively, compared with seven (7.5%) and nine (9.7%), respectively, in the placebo-treated episodes. There was a statistically significant difference for GMPA measurements between the sufentanil-treated episodes and the placebo-treated episodes (p<0.001).

Three patients reported an SAE; however, all SAEs were considered unrelated to study drug. The most common AEs during the titration period were nervous system disorders, general disorders, and gastrointestinal disorders. The most common nervous system disorder was dysgeusia, or altered sense of taste (four patients, 9.5%). The most common gastrointestinal disorder was dry mouth (three patients, 7.1%). The most common AEs during the double-blind period were nervous system disorders, general disorders, and gastrointestinal disorders. The most common nervous system disorder was headache (two patients, 5.9%). The most common gastrointestinal disorder was nausea (three patients, 8.8%). There was no statistical difference between sufentanil and placebo treatments for any AE.

There were a few statistically significant mean changes and no clinically significant changes from baseline in hematology and chemistry variables. During the safety monitoring period at the site, there were no statistically significant changes from baseline in heart rate or respiratory rate, and no clinically significant changes in oxygen saturation.

ARX-03—Sufentanil/Triazolam NanoTab

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

Sufentanil/Triazolam NanoTab—ARX-03 Clinical Program

Summary

We have completed a successful Phase 2 clinical trial of ARX-03 demonstrating rapid onset of mild sedation and anxiety reduction, with a low adverse event profile during an abdominal liposuction procedure. We held End of Phase 2 meeting with the FDA in May 2010 to discuss the Phase 3 clinical program and requirements for a NDA filing. Two four-arm factorial Phase 3 studies will be required with a minimum of 700 patients exposed to active drug.

Planned Phase 3 Clinical Trials for ARX-03

Future development of ARX-03 is contingent upon additional funding or corporate partnership resources. Should such funds or resources become available, we could proceed with the planned trials and future development described below.

We would plan to conduct two Phase 3 efficacy and safety studies in a range of painful procedures, such as prostate biopsy, breast biopsy, vasectomy and low-volume abdominal liposuction. In each study, approximately 720 patients will be randomized to treatment with one of the following: sufentanil/triazolam 15 mcg/200 mcg NanoTab, sufentanil 15 mcg NanoTab, triazolam 200 mcg NanoTab, or placebo NanoTab. We intend to evaluate the time-weighted summed Richmond Agitation-Sedation Scale, or RASS, score over the 4-hour study period, or SRS-4, compared to placebo as the primary efficacy endpoint. RASS is a ten-point scale to evaluate agitated behavior where unarousable is graded as “-5” and combative is graded as a “+4” and a score of “0” is alert and calm. Secondary endpoints are intended to include comparisons of SRS-4 among active comparator arms, patient report of procedural anxiety and pain intensity using an 11-point Numerical Rating Scale, or NRS, patient and physician global assessments of satisfaction with study drug and time to a modified Aldrete score of 8 (readiness for discharge measurement).

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

ARX-04—Sufentanil Single-Dose NanoTab

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

The Market Opportunity for ARX-04

In addition to battlefield casualty treatment, if approved, we anticipate that ARX-04 could be useful in a variety of medically supervised settings including by paramedics during patient transport, in the emergency room, or for post-operative patients, following either short-stay or ambulatory surgery, who do not require more long-term patient-controlled analgesia. According to the Center for Disease Control, there were more than 123 million emergency room visits in 2008, and analgesics were provided or prescribed during more than 85 million of these visits. According to the American Hospital Association, there were 127 million emergency room, or ER, visits and 17 million hospital-based outpatient surgeries in the United States in 2009. In addition, according to the Ambulatory Surgery Center Association, over 22 million procedures were conducted in ambulatory surgery centers in the United States in 2008.

How ARX-04 Addresses the Unmet Medical Need for Moderate-to-Severe Acute Pain

ARX-04 is a non-invasive, fast-onset sufentanil product candidate for treatment of patients with moderate-to-severe acute pain, either on the battlefield or in civilian settings of trauma or injury. On the battlefield, in the emergency room and in ambulatory care environments, patients often do not have immediate IV access available. Intramuscular injections are a current standard of care on the battlefield, but they are invasive, painful and present an increased risk of infection to both patient and healthcare professional. In addition, in cases of severe trauma where the patient is often in hypovolemic shock and muscles are not well perfused, pain medication given by intramuscular injection may not readily reach the bloodstream to provide pain relief, rendering this route of delivery suboptimal. Oral pills and liquids generally have slow and erratic onset of analgesia. Even patients with IV access may have undesirable side effects with the commonly used IV opioids morphine and hydromorphone, such as sedation or oxygen desaturation. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Additional treatment options are needed which can safely and rapidly treat acute trauma pain, in both civilian and military settings. ARX-04 features sufentanil, a high therapeutic index opioid, in AcelRx’s proprietary NanoTab technology that enables rapid sublingual absorption when the NanoTab is placed under the tongue. As a result, sufentanil NanoTabs can provide rapid onset of analgesia and display a consistent pharmacokinetic profile due to a high percentage of drug being absorbed sublingually instead of through the gastrointestinal tract.

ARX-04 Description

ARX-04 is a non-invasive, fast-onset sufentanil product candidate for treatment of patients with moderate-to-severe acute pain, either on the battlefield or in civilian settings of trauma or injury. ARX-04 features sufentanil, a high therapeutic index opioid, in our proprietary NanoTab technology that enables rapid sublingual absorption when the NanoTab is placed under the tongue. As a result, sufentanil NanoTabs can provide rapid onset of analgesia and display a consistent pharmacokinetic profile due to a high percentage of drug being absorbed sublingually instead of through the gastrointestinal tract. In addition to battlefield casualty treatment, if approved, we anticipate that ARX-04 could be useful in a variety of medically supervised settings, including by paramedics during patient transport, in the emergency room, for non-surgical patients experiencing pain in the hospital, or for post-operative patients, following either short-stay or ambulatory surgery, who do not require more long-term patient-controlled analgesia.

Sufentanil Single-Dose NanoTab—ARX-04 Clinical Program

Summary

In May 2011, AcelRx received a grant from the US Army Medical Research and Materiel Command, or USAMRMC, to conduct a Phase 2 dose finding study, and to prepare to enter Phase 3. In the Phase 2 study of ARX-04, two different doses of sufentanil will be evaluated in patients suffering from moderate-to-severe acute pain, with the goal of determining an appropriate dose to take into Phase 3.

Planned Phase 2 Clinical Trial for ARX-04

Our ARX-04 Phase 2 dose-finding study will be a prospective, randomized, double-blind multicenter trial in patients 18 to 80 years of age that are undergoing primary, unilateral first metatarsal bunionectomy surgery alone or with ipsilateral hammertoe repair. The study will be conducted at sites that are experienced in running clinical trials of pain management treatment in a post-operative setting, and each patient randomized to treatment will have one-to-one nursing care throughout the 12-hour study period. Patients who meet all inclusion and exclusion criteria following surgery will be randomly assigned (2:2:1) to treatment with Sufentanil NanoTab 20 mcg, Sufentanil NanoTab 30 mcg, or placebo. Randomization will be stratified within each site by two age groups: 18 – 64 years and 65 – 80. At least 100 patients (40 patients in Sufentanil NanoTab 20 mcg group, 40 patients in Sufentanil NanoTab 30 mcg group and 20 patients in placebo treatment group) will receive study drug and provide primary efficacy data for analysis. Efficacy will be assessed as follows: 1) patient reports of pain intensity on an NRS, 2) pain relief on a 5-point pain relief scale, 3) percentage of patients requiring rescue analgesics due to inadequate analgesia, and 4) patient global assessment of effectiveness and tolerability. Also, a double stop-watch technique will be used to assess onset of perceived and meaningful analgesia after the first dose of study drug.

The primary endpoint is the time-weighted summed pain intensity difference (SPID) over the 12-hour study period (SPID-12). Secondary endpoints include: time-weighted total pain relief (TOTPAR) over the 12-hour study period (TOTPAR-12), proportion of patients requiring rescue analgesics due to inadequate analgesia over the 12-hour study period, proportion of patients who responded in each category of the Patient Global Assessment, time to onset of perceived and meaningful analgesia and time to first use of rescue analgesics and total number of doses of rescue analgesic used.

Other Potential Applications for Our NanoTab Technology

We believe that as a platform technology, the NanoTab, either as a standalone dosage form or in conjunction with various forms of dispensing mechanisms, has the potential to enable other product candidates utilizing a number of additional compounds to be delivered sublingually to the oral mucosa. There are numerous compounds used for the treatment of pain as well as other therapeutic indications which are dosed in microgram quantities and possess characteristics that we believe make them potential candidates for sublingual delivery via the NanoTab.

Our Strategy

Our strategy is to develop and commercialize a portfolio of sufentanil NanoTab-based products in specialty markets. We have designed and are developing product candidates that have clearly defined clinical development programs, target large commercial market opportunities and require modest commercial organizations in the

United States. We selectively utilize third party contractors in order to maximize the capital efficiency of our development and commercialization efforts. We plan to enter into partnerships to market our product candidates outside the United States.

Our lead program, ARX-01, has recently initiated its first Phase 3 safety and efficacy trial and is focused on the management of post-operative pain in the hospital setting. The second ARX-01 phase 3 study is expected to begin in the second quarter of 2012 with the third and final planned ARX-01 Phase 3 study expected to begin in the third quarter of 2012. Top-line data from all three studies are expected by late 2012 or early 2013 and if clinical trial results are positive, we plan to submit an NDA in mid-2013 and, if approved, to commercialize ARX-01 ourselves in the United States. Our second program, ARX-02, is focused on the management of cancer breakthrough pain and has completed Phase 2 development. Based on the availability of financial resources, we plan to advance ARX-02 into Phase 3 trials, submit an NDA and, if approved, commercialize ARX-02 ourselves or with a partner in the United States. Further development of ARX-03 will depend on the identification of a partner to support this effort. Development of ARX-04 beyond the current grant supported activities is contingent upon additional funding from the USAMRMC or identification of a partner to support this effort.

Our specific strategy with respect to ARX-01 is to:

•	complete two Phase 3 efficacy studies and one Phase 3 active comparator study and seek regulatory approval in the United States and other countries;

•	establish at least one commercial relationship in North America for the manufacturing of the components of the Sufentanil NanoTab PCA System;

•	build a targeted hospital-directed sales force in the United States; and

•	partner with third parties for commercialization outside of the United States.

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

We plan to progressively build commercial capability to support introduction of ARX-01 to the United States market as we move towards NDA submission and approval. We foresee two stages of commercial execution to support successful introduction of ARX-01 in the United States:

In parallel with our Phase 3 clinical studies and the filing and review of a NDA for ARX-01, we plan to:

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

Following FDA approval, we plan to:

•

create and deploy a high-quality, customer focused and experienced commercial organization dedicated to bringing innovative, highly-valued healthcare solutions to patients, payors and healthcare providers, including building a targeted hospital-directed sales force in the United States;

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

We have established and continue to build proprietary positions for our product candidates and related technology in the United States and abroad. As of December 31, 2011, we held 16 pending United States utility patent applications, and 52 foreign national patent applications covering various aspects of our product candidates. We also hold a European Patent, EP2114383, granted on July 21, 2010, validated and translated in Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Italy, the Netherlands, Portugal and Sweden, with an expiration date of December 28, 2027, excluding any additional term for patent term adjustments. We also hold two pending Patent Cooperation Treaty applications that have not yet been nationally filed.

We seek patent protection for both compositions of matter and delivery devices, as well as methods of treatment related to our ARX-01, ARX-02, ARX-03 and ARX-04 product candidates. In particular, we are pursuing patent protection for our ARX-01, ARX-02, ARX-03 and ARX-04 NanoTabs and formulations, our ARX-01 PCA devices, the combination of drugs and our ARX-01 PCA devices, our ARX-02, ARX-03 and ARX-04 SDAs, as well as to methods of treatment using such drug and device compositions.

Issued European Patent No. EP2114383 includes composition of matter claims directed to ARX-01, ARX-02, ARX-03 and ARX-04 NanoTabs for oral transmucosal delivery of sufentanil, alone and in combination with key features of the ARX-01 PCA device, the ARX-02, ARX-03 and ARX-04 SDAs, and use of the claimed compositions in the treatment of pain.

We have filed for patent coverage in the United States as well as many foreign jurisdictions including, Europe, Japan, China, India, Canada and Korea. If issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, we expect that these patents will expire between 2027 and 2030, excluding any additional term for patent term adjustments or patent term extensions in the United States. We note that the patent laws of foreign countries differ from those in United States, and the degree of protection afforded by foreign patents may be different from the protection offered by U.S. patents.

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

Potential Competition for ARX-02

We are developing ARX-02, the Sufentanil NanoTab BTP Management System, for the treatment of breakthrough pain in opioid tolerant patients, with an initial indication in cancer patients. The market for opioids for treatment of cancer breakthrough pain is large and competitive; however, currently there are no sufentanil products approved by the FDA for this indication. Our potential competitors for ARX-02 include products approved in the United States for cancer breakthrough pain, including: ACTIQ and FENTORA, currently manufactured by Teva Pharmaceuticals; Onsolis, currently manufactured by BioDelivery Sciences International, Inc.; Abstral, currently manufactured by ProStrakan Group plc; Lazanda, currently manufactured by Archimedes Pharma Limited, as well as products approved in Europe, including Instanyl, currently manufactured by Nycomed International Management GmbH. The active ingredient in all approved products for cancer breakthrough pain is fentanyl. Additional potential competitors for ARX-02 include products in late stage development for cancer breakthrough pain, such as: Fentanyl TAIFUN, currently manufactured by Akela Pharma, Inc.; and SL Spray, currently manufactured by Insys Therapeutics, Inc.

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

Potential Competition for ARX-04

Competitors for ARX-04 within the military environment include intramuscular morphine injections which are marketed by a variety of generic manufacturers. Within the civilian environment, there are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone.

Pharmaceutical Manufacturing and Supply

We currently rely on contract manufacturers to produce sufentanil and sufentanil/triazolam NanoTabs for our clinical studies under current Good Manufacturing Practices, or cGMP, with oversight by our internal managers. Equipment specific to the pharmaceutical manufacturing process was purchased and customized by us and is currently owned by us. We plan to continue to rely on contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates if and when approved for marketing by the FDA. We currently rely on a single manufacturer for the preclinical and clinical supplies of our drug product for each of our product candidates and do not currently have agreements in place for redundant supply or a second source for any of our product candidates. We have identified other drug product manufacturers that could satisfy our clinical study requirements but this would require a significant delay in setting up the facility and moving equipment. Additionally, should a supplier or a manufacturer on whom we rely to produce a product candidate provide us with a faulty product or such product is later recalled, we would likely experience significant delays and material additional costs.

Device Manufacturing and Supply

The ARX-01 handheld PCA device is manufactured by contract manufacturers, component fabricators and secondary service providers. Suppliers of components, subassemblies and other materials are located in Korea, Japan, Germany, China, Taiwan, Canada and the United States. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up the ARX-01 System. FDA regulations require that materials be produced under cGMPs or Quality

System Regulation, or QSR. We outsource injection molding of all the plastic parts for the cartridge and device and product sub-assemblies; NanoTab cartridge filling and packaging; and assembly, packaging and labeling of the dispenser and controller.

ARX-02 is manufactured by contract manufacturers, component fabricators and secondary service providers. Suppliers of components, subassemblies and other materials are located in Korea, Japan, China, Taiwan, Canada and the United States. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up the ARX-02 System. FDA regulations require that materials be produced under cGMPs or QSR, as required for the respective unit operation within the manufacturing process. We outsource injection molding of all the plastic parts for the SDA and MSD and product sub-assemblies; and filling, packaging and labeling of SDAs.

ARX-03 and ARX-04 both utilize SDAs in the delivery of the NanoTab. FDA regulations require that materials be produced under cGMPs or QSR, as required for the respective unit operation within the manufacturing process. We outsource injection molding of all the plastic parts for the SDA, and product sub-assemblies; and filling, packaging and labeling of SDAs.

Government Regulation

Government authorities in the United States at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the new drug application, or NDA, process before they may legally be marketed in the United States.

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and regulations. The process of obtaining regulatory approvals and complying with applicable laws and regulations requires the expenditure of substantial time and financial resources. Failure to comply at any time during the product development and approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug product may be marketed in the United States generally involves the following:

•	completion of non-clinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

•	submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical studies may begin;

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

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an institutional review board, or IRB, can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug or biological product has been associated with unexpected serious harm to patients.

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

Our product candidates ARX-01, ARX-02, ARX-03 and ARX-04 are regulated under IND applications and in the case of ARX-01, all device related information is filed under the Chemistry, Manufacturing and Controls Section, or CMC, of an IND.

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

In addition, under the Pediatric Research Equity Act of 2003, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

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

Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drug products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. In the case of ARX-01, the device component must comply with 21 CFR 820.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical studies and commercial sales and distribution of our products to the extent we choose to sell any products outside of the United States. The requirements and approval process vary from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from country to country.

Controlled Substances Regulations

Sufentanil, a Schedule II controlled substance, is the active pharmaceutical ingredient in the ARX-01, ARX-02, ARX-03 and ARX-04. NanoTab product candidates. Triazolam, a Schedule IV controlled substance, is also an active pharmaceutical ingredient in ARX-03. Controlled substances are governed by the Drug Enforcement Administration, or DEA, of the U.S. Department of Justice. The handling of controlled substances and/or drug product by us, our contract manufacturers, analytical laboratories, packagers and distributors, are regulated by the Controlled Substances Act and Title 21 CFR, Part 1300-1399. Our current supply chain is also subject to the regulations of Health Canada’s Drug Strategy and Controlled Substances Programme, and specifically, the Office of Controlled Substances.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $13.6 million, $8.2 million and $15.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. We plan to increase our research and development expenses for the foreseeable future as we seek to continue development of ARX-01 and ARX-04 and subsequently advance the development of ARX-02 and ARX-03.

Employees

As of December 31, 2011, we employed 21 full-time employees, all of whom are located at our headquarters in Redwood City, California. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 1A. Risk Factors

This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net loss and loss per share. We believe the risks described below are the risks that are material to us as of the date of this Form 10-K. If any of the following risks comes to fruition, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01. We have three additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, the Sufentanil/Triazolam NanoTab, or ARX-03 and Sufentanil Single-Dose Acute Pain NanoTab, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005 and as of December 31, 2011, we had an accumulated deficit of $88.7 million.

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

We expect to continue to incur substantial and increased expenses as we expand our research and development activities and advance our clinical programs. We also expect an increase in our expenses associated with preparing for the potential commercialization of ARX-01. As a result of the foregoing, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.

We have never generated any product or commercial revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. Other than the revenue received from the US Army Medical Research and Material Command for research and development reimbursement under the terms of the grant for ARX-04, we do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing the clinical development of ARX-01, initially for the treatment of post-operative pain in the hospital setting;

•	obtaining regulatory approval for ARX-01;

•	launching and commercializing ARX-01, including building a hospital-directed sales force in the U.S. and collaborating with third parties internationally; and

•	completing the clinical development of, obtaining regulatory approval for, launching and commercializing ARX-02, ARX-03 and ARX-04, which will require additional funding.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the United States Food and Drug Administration, or FDA, to perform studies in addition to those that we currently anticipate.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including the start of our Phase 3 ARX-01 studies. As of December 31, 2011, we had working capital of $30.3 million.

We believe that our current cash, cash equivalents and investments will be sufficient to fund our current operations into the first quarter of 2013. We will need to raise substantial additional funds to support our future operations, and such funding may not be available to us on acceptable terms, or at all. Additionally, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we believe our existing cash resources are adequate to complete all three ARX-01 Phase 3 clinical trials; however, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected. In any event, we will require substantial additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates;

•	seek corporate partners for ARX-01 at an earlier stage than otherwise would be desirable or on terms that might be less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will not be able to continue our planned level of operations beyond the first quarter of 2013, complete the development activities required to submit a new drug application, or NDA, to the FDA, nor pursue commercialization efforts, all of which would have a material adverse effect on our business, operating results and prospects.

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

We might be unable to service our current debt due to a lack of cash flow and might be subject to default.

In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. We drew the first tranche of $10.0 million upon closing of the transaction in June 2011 and the second tranche of $10.0 million in December 2011. We used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain Loan and Security Agreement between us and Pinnacle Ventures, L.L.C., dated September 2008. The interest rate is initially 8.50%, with 12 months of interest only payments. Any notes issued pursuant to the loan and security agreement mature on December 1, 2014. We granted to Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property, where the security interest is limited to proceeds of intellectual property.

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

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize ARX-01, for the treatment of post-operative pain. In March 2012, we initiated the first of three Phase 3 clinical studies, with top-line data expected in the second half of 2012. We believe our existing capital resources will be adequate to support operations into the first quarter of 2013 and will be adequate to complete all three ARX-01 Phase 3 clinical trials. Contingent on our ability to raise additional funding, we intend to use these completed trials as a basis to submit an NDA for ARX-01 later in 2013. There is no guarantee that our Phase 3 clinical trials, or any of the remaining pharmacokinetic studies, or PK studies, or non-clinical studies to be included in the NDA, will be completed, or if completed, will be successful.

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

While we have completed multiple Phase 2 clinical studies for ARX-01, ARX-02 and ARX-03, we have never completed a Phase 3 clinical trial. Our product candidates are subject to the risks of failure inherent in pharmaceutical and medical device development. Before obtaining regulatory approval for the commercial sale of any product candidate, we must successfully complete Phase 3 clinical trials. Negative or inconclusive results of a Phase 3 clinical study could cause the FDA to require that we repeat it or conduct additional clinical studies. The FDA could analyze our data using alternative imputation strategies and determine that the trial was negative or inconclusive. Furthermore, while we have obtained positive safety and efficacy results for our sufentanil-based product candidates during our prior clinical trials, we cannot be certain that these results will be duplicated when our product candidates are tested in a larger number of patients in our Phase 3 clinical trials.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We may experience delays in clinical trials of our product candidates. We plan to conduct three Phase 3 studies in 2012. We have successfully initiated the first of three Phase 3 studies. Our current and planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

ARX-01 is a drug/device combination product candidate with both drug and device components submitted in the investigational new drug application. Based on our discussions with the FDA, we believe that ARX-01 is viewed as a combination product by the FDA, and both drug and device components will be required for review as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as ARX-01. As a result, we have in the past and may in the future experience delays for ARX-01 due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device product approval under an NDA.

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates, and we cannot, therefore, predict the timing of any future revenue.

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

Historically, we have manufactured the majority of our NanoTab supplies at Patheon in Toronto, Canada. During the third quarter of 2011, we transferred our manufacturing capabilities to Patheon’s facility in Cincinnati, Ohio where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. The new facility has been qualified; however, we have not yet produced clinical or commercial supplies out of this facility and issues may arise in production pertaining to the new facility, or otherwise, which may adversely affect our clinical and commercial plans. In addition, the FDA or other regulatory agencies may require that a bioequivalence study be conducted, which is designed to ensure that the Phase 3 drug lots made at Patheon, Toronto are equivalent to one of the registration drug lots made at Patheon, Cincinnati. There is risk that the study could fail the FDA's bioequivalence requirements which would adversely affect our clinical and commercial plans.

Our designs for the device components of our product candidates for Phase 3 clinical trials may not be fully functional or commercially viable.

The ARX-01 device we are using in Phase 3 clinical trials and plan to use commercially, or the Phase 3 device, has more features than the device used in Phase 2, including additional software. We have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, which have informed the design of the Phase 3 device and we plan to conduct one or more summative Human Factors studies in 2012. However, we cannot predict if the Phase 3 device will be fully functional or acceptable throughout the Phase 3 clinical trials or for commercial use. If we need to modify the Phase 3 device either before, during or after the planned Phase 3 studies, we may incur higher costs and experience delay in regulatory approval and commercialization of ARX-01. Furthermore, if the changes to the device are substantial, we may need to conduct further clinical studies in order to have the commercial device approved by the FDA.

We have limited experience manufacturing the ARX-01 Phase 3 device on a clinical scale, no experience on a commercial scale and do not own or operate a manufacturing facility.

We have manufactured ARX-01 devices and supplies on a small scale, including those needed for the first Phase 3 clinical study. We continue to rely on contract manufacturers, component fabricators and secondary service providers to produce the necessary ARX-01 devices for the remaining Phase 3 clinical trials and the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the ARX-01 device to third parties and intend to continue to do so. These purchases of Phase 3 devices and components were made and will continue to be made utilizing short term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of ARX-01 with third party manufacturers, or may be unable to do so on acceptable terms. We may encounter unanticipated problems in the scale-up and automation process that will result in delays in the manufacturing of the ARX-01 cartridge, dispenser or controller.

We may not be able to establish additional sources of supply for device manufacture. Such suppliers are subject to FDA regulations requiring that materials be produced under current Good Manufacturing Practices, or cGMPs, or Quality System Regulations, or QSR, and subject to ongoing inspections by regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

Development of ARX-04 is dependent on funding from our government grant with the US Army Medical Research and Material Command, or USAMRMC.

In May 2011, we entered into an award contract with the USAMRMC, effective June 1, 2011, in which the USAMRMC granted approximately $5.6 million to us in order to support the development of ARX-04, a sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse us for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The period of research under the grant ends on August 31, 2012, with a final report due on September 30, 2012. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research.

Development of ARX-04 is dependent on the continued performance by the USAMRMC of its responsibilities under this agreement, including adequate continued funding of USAMRMC programs as well as the prompt processing of USAMRMC’s internal approvals necessary to initiate the Phase 2 clinical study. We have no control over the resources and funding that USAMRMC may devote to this or future agreements, which may be subject to annual renewal and which generally may be terminated by USAMRMC at any time.

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

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates obtain FDA approval, they will compete with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. We or potential partners will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations.

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

Competitors for ARX-04 within the military environment include intramuscular morphine injections which are marketed by a variety of generic manufacturers. Within the civilian environment, there are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone.

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

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers have applied annually for a quota on our behalf. In future years, we may need greater amounts of sufentanil to sustain and complete our Phase 3 development program for ARX-01, and we will need significantly greater amounts of sufentanil to implement our commercialization plans if the FDA approves ARX-01. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development or commercial sale of ARX-01. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, historically we have purchased sufentanil in the United States and have shipped it to our third party manufacturer, Patheon Inc. in Toronto, Canada, where much of our clinical trial manufacturing has been completed to date. While we transferred manufacturing responsibilities to Patheon’s facility in Cincinnati, Ohio in the third quarter of 2011, we may elect or need to use Patheon’s facility in Toronto, Canada at some point in the future. Shipping across international borders is a bureaucratic process that takes a minimum of three months and requires permits for both import and export. If we fail to comply with applicable regulatory requirements or fail to submit permit applications in a timely manner, the government could refuse to permit sufentanil to be exported and imported between Canada and the United States. Our failure to comply with these requirements could result in increased costs, delayed shipments, the loss of DEA registration for one of our suppliers, significant restrictions on ARX-01 or any of our product candidates, civil penalties or criminal prosecution and delays in conducting our clinical trials.

Drug Enforcement Administration regulations require that sufentanil be manufactured in the United States if sufentanil-based products are to be marketed in the United States, and there is no guarantee that we will secure a commercial supply agreement with a manufacturer based in the United States.

A substantial portion of our clinical trial manufacturing to date has been completed at Patheon Inc. in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio. There can be no assurance that the technology transfer process will be completed in a timely manner which could result in a delay in submitted an NDA.

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

As of December 31, 2011, we had 21 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ARX-01 and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

We have numerous pending patent applications in the United States, and one issued patent in Europe. If our pending patent applications fail to issue, our business will be adversely affected.

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

In addition, there can be no assurance that our pending patent applications will result in issued patents. As of December 31, 2011, we are the owner of record of one issued European patent which expires in 2027, and we are pursuing 16 U.S. non-provisional patent applications, two pending international Patent Cooperation Treaty applications and 52 foreign national applications, including six European Regional Phase applications directed to our product candidates. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

Prior to our initial public offering, or IPO, in February 2011, there was no public market for our common stock. An active public trading market may not develop or, if developed, may not be sustained. Moreover, the trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

To date, we have a low volume of daily trades in our common stock on the NASDAQ Global Market. For example, the average daily trading volume in our common stock on the NASDAQ Global Market during the fourth quarter of 2011 was approximately 6,000 shares per day. Our stockholders may be unable to sell their common stock at or above their respective purchase prices if at all, which may result in substantial losses to our stockholders.

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

Our executive officers and directors, together with the stockholders with whom our executive officers and directors are affiliated or associated, beneficially owned approximately 83% of our outstanding voting stock as of December 31, 2011. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of December 31, 2011, we had 19.6 million shares of common stock outstanding.

Substantially all of our stockholders that held stock prior to our IPO were subject to lock-up agreements with the underwriters of our IPO that restrict the stockholders’ ability to transfer shares of our common stock until August 10, 2011. Upon the expiration of the lock-up period, approximately 16.2 million of the shares outstanding as of August 10, 2011 became eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, shares issued or issuable upon exercise of options and warrants vested as of August 10, 2011 are also eligible for sale. Sales of stock by our existing stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 11,305 square feet of space for our headquarters in Redwood City, California under an agreement that expires on April 8, 2012. In December 2011, we entered into a lease agreement for approximately 13,787 square feet of space in Redwood City, California, which expires in May 2016. We are scheduled to move into our new facilities in April 2012, upon expiration of the lease for our current facilities. We believe that our facilities, including our newly leased facility, are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation currently pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been trading on the NASDAQ Global Market under the symbol “ACRX” since our IPO on February 11, 2011. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low intraday sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market:

	Price
	High	Low
Year ended December 31, 2011
First Quarter (beginning February 11, 2011)	$5.09	$2.97
Second Quarter	$5.00	$2.90
Third Quarter	$4.70	$2.90
Fourth Quarter	$3.32	$1.76

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since February 11, 2011, which is the date our common stock first began trading on the NASDAQ Global Market, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

The above Stock Price Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Holders of Record

As of January 31, 2012, there were approximately 30 holders of record of our common stock.

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

As a result of the IPO, we received net proceeds of $34.9 million, after deducting underwriting discounts and commissions and other offering expenses totaling $5.1 million. None of the expenses associated with the IPO were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, nor to our affiliates.

Approximately $28 million of the net proceeds are expected to be used to fund two of our three planned ARX-01 Phase 3 clinical trials, with the balance to be used for general corporate purposes. As of December 31, 2011, the net offering proceeds have been invested in high credit quality U.S. government agency obligations and commercial paper. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 11, 2011.

Item 6. Selected Financial Data

The selected financial data set forth below should be read together with the financial statements and related notes, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the other information contained in this Form 10-K. The selected financial data is not intended to replace our audited financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2011	2010	2009	2008	2007	Period from July 13, 2005 (Inception) Through December 31, 2011
	(in thousands, except share and per share data)
Statements of Operations Data:
Research grant revenues	$1,072	$—	$—	$—	$—	$1,072
Operating Expenses:
Research and development	$13,624	$8,193	$15,502	$18,325	$8,209	$67,421
General and administrative	6,800	3,993	3,529	2,365	2,082	19,294

Total operating expenses	20,424	12,186	19,031	20,690	10,291	86,715

Loss from operations	(19,352)	(12,186)	(19,031)	(20,690)	(10,291)	(85,643)
Interest income	52	4	33	484	687	1,607
Interest expense	(2,309)	(1,397)	(1,242)	(404)	(25)	(5,439)
Other income (expense), net	1,508	(765)	121	(52)	(1)	811

Net loss	$(20,101)	$(14,344)	$(20,119)	$(20,662)	$(9,630)	$(88,664)

Net loss per share of common stock, basic and diluted	$(1.16)	$(21.84)	$(34.93)	$(43.69)	$(26.45)

Shares used in computing net loss per share of common stock, basic and diluted	17,344,727	656,650	576,021	472,914	364,039

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$35,785	$3,682	$12,546	$20,207	$7,699
Working capital (deficit)	30,301	(7,632)	6,931	16,450	6,959
Total assets	40,835	6,830	14,491	22,679	10,038
Total debt, net, including convertible notes	19,079	12,009	9,734	12,334	525
Convertible preferred stock warrant liability	—	2,529	169	240	—
Convertible preferred stock	—	55,941	55,871	41,156	21,016
Total stockholders’ equity (deficit)	17,468	(65,892)	(52,994)	(33,335)	(13,189)

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

Overview

We are a development stage specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. We were founded to solve the problems associated with post-operative intravenous patient-controlled analgesia, or IV PCA. Although widely used, IV PCA has been shown to cause harm to patients following surgery because of the side effects of morphine, the invasive IV route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps. In March 2012, we initiated the first of three Phase 3 clinical trials for our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01 System, or ARX-01. The second Phase 3 trial, an open-label active-comparator study is expected to start in the second quarter of 2012. The final planned Phase 3 efficacy and safety study, a double-blind, placebo-controlled trial is expected to begin in the third quarter of 2012. We expect top-line data from all three Phase 3 trials in late 2012 or early 2013.

The ARX-01 System is designed to address the problems associated with IV PCA by utilizing:

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

Development of therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the United States Food and Drug Administration, or FDA. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Product Development

ARX-01

We continue to make progress in the development of our lead product candidate, ARX-01. Planned 2012 activities include the following:

•

Completion of the first of three Phase 3 clinical trials, a double-blind, placebo-controlled efficacy and safety study of post-operative pain following open-abdominal surgery, which was initiated in March 2012;

•	Initiation and completion of our second planned Phase 3 clinical study, an open-label active-comparator study comparing ARX-01 to the current standard of care, IV PCA morphine and;

•

Initiation, and planned completion in late 2012 or early 2013, of our third planned Phase 3 clinical study, a double-blind, placebo-controlled efficacy and safety study of post-operative pain following hip and knee replacement surgeries, subject to completion of the final planned summative Human Factors study.

ARX-04

We continue to make progress towards the initiation of our planned ARX-04 Phase 2 dose-finding clinical trial. In October 2011, we filed an Investigational New Drug application for ARX-04, our product candidate for management of moderate-to-severe acute pain, with the FDA, and we plan to initiate the Phase 2 study in the second quarter of 2012, contingent on approval from the USAMRMC, with top-line results anticipated in the second half of 2012.

Future development of ARX-02 and ARX-03 is contingent upon additional funding or establishing corporate partnerships.

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

From inception through December 31, 2011, we have received net proceeds of $54.9 million from the sale of convertible preferred stock and $41.4 million from our debt financings. In February 2011, we completed our IPO, pursuant to which we sold 8,000,000 shares of our common stock at a public offering price of $5.00 per share for an aggregate offering price of $40.0 million. As a result of the offering, we received net proceeds of $34.9 million, after underwriting discounts, commissions and offering expenses totaling $5.1 million. In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. We drew the first tranche of $10.0 million upon the closing of the transaction on June 29, 2011 and the second tranche of $10.0 million in December 2011. The interest rate is initially 8.50%, with 12 months of interest only payments. We used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain loan and security agreement between us and Pinnacle Ventures, L.L.C, or Pinnacle, dated September 2008.

Since our inception in July 2005, we have not generated any revenue from the sale of our products and do not anticipate generating any product revenues for the foreseeable future. We have recognized revenue associated with our grant from the USAMRMC of $1.1 million since inception of the grant, but continued funding from the USAMRMC is contingent upon their review and approval of our continued research and development activities associated with the grant. In addition, there can be no assurance that we will receive other research-related grant awards or produce other collaborative agreement revenues in the future. We have incurred losses and generated negative cash flows from operations since inception. Our net losses were $20.1 million and $14.3 million during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had cash, cash equivalents and investments totaling $35.8 million compared to $3.7 million as of December 31, 2010. As of December 31, 2011, we had an accumulated deficit of $88.7 million.

Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expenses, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses and subcontracted research and development expenses. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase as we focus on the development of our product candidates. Additionally, in order to develop our product candidates as commercially viable therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of pharmaceutical development.

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our product candidates we expect the business aspects of the our company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturation of our business.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

In May 2011, we entered into an award contract with the US Army Medical Research and Material Command, or USAMRMC, to support the development of the Company’s new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. The grant provides for the reimbursement of qualified expenses for research and development activities as defined under the terms of the grant agreement. Revenue under the grant agreement is recognized when the related qualified research expenses are incurred.

Research and Development Expenses

We expense research and development expenses as incurred. Research and development expenses consist primarily of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Expenses resulting from clinical trials are recorded when incurred based in part on factors such as estimates of work performed, patient enrollment, progress of patient studies and other events. We make good faith estimates that we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Share Purchase Plan, or ESPP, on estimated fair values. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Estimates of expected life are primarily determined using the simplified method in accordance with guidance provided by the Securities and Exchange Commission, or SEC. Volatility is derived from historical volatilities of several public companies within our industry that are deemed to be comparable to our business because we have limited information on the volatility of our common stock since we had no trading history prior to completion of our IPO in February 2011. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value share based awards granted in future periods. Further, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If factors change and different assumptions are employed in determining the fair value of stock based awards, the stock based compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

Prior to the IPO, we were also required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations with the Black-Scholes option-pricing model. The fair values of the common stock underlying our stock-based awards were estimated on each grant date by our board of directors, with input from management. In valuing our common stock, our board of directors determined the equity value of our business by taking a weighted combination of the value indications under two valuation approaches, an income approach and a market approach. The income approach estimates the present value of future estimated cash flows, based upon forecasted revenue and costs. These future cash flows were discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar lines of business as of each valuation date and was adjusted to reflect the risks inherent in our cash flows. The market approach estimated the fair value by applying market multiples of comparable publicly traded companies in our industry or similar lines of business which were based on key metrics implied by the enterprise values or acquisition values of our comparable publicly traded companies.

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

Bridge Loan

On September 14, 2010, we entered into a bridge loan financing, in which we issued notes to certain existing investors for an aggregate purchase price of $8.0 million, or the 2010 notes. The 2010 notes could not be prepaid without the written consent of the holders of the 2010 notes, bore interest at a rate of 4.0% per annum and had a maturity date of the earliest of (1) September 14, 2011 or (2) an event of default. The principal and the interest under the 2010 notes were converted into common stock in connection with our IPO at a conversion price equal to 80% of the IPO price, or $4.00 per share.

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

Also in connection with the bridge loan financing, we issued warrants, or the 2010 warrants, with a fair value of $1.3 million, which was recorded as a debt discount that was amortized to interest expense during the period where the warrants were outstanding until exercised at the time of the IPO as detailed above in “—Liability Associated with Warrants to Purchase Convertible Preferred Stock.”

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

Income Taxes

Significant management judgment is required in determining our provision or benefit for income taxes, any uncertain tax positions, deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2011, 2010 and 2009, we have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Since inception, we have incurred operating losses and, accordingly, we have not recorded a provision for income taxes for any of the periods presented. Accordingly, there have not been significant changes to our provision or benefit for income taxes during the years ended December 31, 2011, 2010 or 2009, and we do not expect any significant changes until we are no longer incurring losses.

As of December 31, 2011, 2010 and 2009, we had federal net operating loss carryforwards of $82.2 million $63.8 million and $52.9 million, and state net operating loss carryforwards of $80.6 million, $63.7 million and $52.8 million. We also had $1.3 million, $1.1 million and $0.9 million of federal research credit carryforwards, and $0.9 million, $0.7 million and $0.6 million of state research credit carryforwards as of December 31, 2011, 2010 and 2009. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2025 and the state net operating loss will begin expiring in 2015. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited.

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

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

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

Revenue for the year ended December 31, 2011 was $1.1 million, and was generated from our grant with the USAMRMC. We did not generate any revenue for the years ended December 31, 2010 and 2009.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to ARX-01, ARX-02 and ARX-03. Research and development expenses included the following:

•	expenses incurred under agreements with contract research organizations and clinical trial sites;

•	employee- and consultant-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party pharmaceutical and engineering development contractors;

•	payments to third party manufacturers; and

•

depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supply costs.

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of ARX-01, execute activities associated with the clinical work related to ARX-04 and subsequently advance the development of ARX-02 and ARX-03, provided that additional funding or corporate partnership resources are available to support the two latter programs.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
ARX-01	$7,823	$1,289	$5,343
ARX-02	—	507	2,721
ARX-03	—	1,555	1,426
ARX-04	523	—	—
Overhead	5,278	4,842	6,012

Total research and development expenses	$13,624	$8,193	$15,502

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on advancing ARX-01 and ARX-04, and subsequently ARX-02 and ARX-03, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements. We expect our research and development expenses to substantially increase as we commence our planned ARX-01 Phase 3 clinical trials, and subject to additional funding, complete all the requisite preparatory activities to submit an NDA to the FDA. Additionally, our research and development expenses will increase as we initiate the planned ARX-04 Phase 2 clinical trial.

Total research and development expenses for each of the three years ended December 31, 2011 were as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease) 2011 vs. 2010	Increase/ (Decrease) 2010 vs. 2009	Percentage Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2010 vs. 2009
	2011	2010	2009
Research and development expenses	$13,624	$8,193	$15,502	$5,431	$(7,309)	66%	(47)%

The $5.4 million increase during the year ended December 31, 2011 was primarily attributable to an increase of $6.5 million in development expenses related to our ARX-01 development program related to the planned Phase 3 trials and a $0.5 million increase related to activities under our grant with the USAMRMC for ARX-04, partially offset by a decrease in development expenses of $2.1 million related to the completion in 2010 of Phase 2 clinical trials for our ARX-02 and ARX-03 programs.

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

Total general and administrative expenses for each of the three years ended December 31, 2011 were as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease) 2011 vs. 2010	Increase/ (Decrease) 2010 vs. 2009	Percentage Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2010 vs. 2009
	2011	2010	2009
General and administrative expenses	$6,800	$3,993	$3,529	$2,807	$464	70%	13%

The $2.8 million increase during the year ended December 31, 2011 was primarily due to an increase in legal, audit and consulting fees in connection with costs associated with our operations as a public company as well as non-equity incentive plan expenses.

The $0.5 million increase during the year ended December 31, 2010 was primarily due to an increase in stock option compensation related to the increase in stock option awards granted in 2010, the majority of which were granted to our new Chief Executive Officer, who was hired in May 2010.

Interest Income (in thousands, except percentages)

	Years Ended December 31,			Increase/ (Decrease) 2011 vs. 2010	Increase/ (Decrease) 2010 vs. 2009	Percentage Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2010 vs. 2009
	2011	2010	2009
Interest income	$52	$4	$33	$48	$(29)	1100%	(88)%

The $48,000 increase during the year ended December 31, 2011 was due to the increase in our average cash, cash equivalent and investment balances primarily attributed to net IPO proceeds of $34.9 million and our debt facility with Hercules under which we drew down $20.0 million during 2011.

The $29,000 decrease during the year ended December 31, 2010 was due to the decrease in our average cash, cash equivalent and short-term investment balances.

Interest Expense (in thousands, except percentages)

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts.

	Years Ended December 31,			Increase/ (Decrease) 2011 vs. 2010	Increase/ (Decrease) 2010 vs. 2009	Percentage Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2010 vs. 2009
	2011	2010	2009
Interest expense	$(2,309)	$(1,397)	$(1,242)	$912	$155	65%	12%

The $912,000 increase during the year ended December 31, 2011 was primarily attributable to interest and the debt discount amortization related to the $8.0 million principal amount of convertible promissory notes issued in September 2010. The $1.1 million in unamortized debt discounts was recognized as interest expense during the year ended December 31, 2011 in connection with conversion of these notes immediately prior to the IPO.

The $0.2 million increase during the year ended December 31, 2010 was primarily attributable to interest and the amortization of debt discounts related to the $8.0 million in additional debt incurred in September 2010.

Other Income (Expense), net (in thousands, except percentages)

Other income (expense), net consisted primarily of the change in the fair value of our then-outstanding warrants to purchase convertible preferred stock. Our warrants to purchase convertible preferred stock were classified as liabilities and, as such, were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other income (expense), net. Upon the completion of our IPO, all of our warrants to purchase convertible preferred stock were remeasured to fair value and were either exercised or converted into warrants to purchase common stock. At that time, the then-current aggregate fair value of these warrants was reclassified from liabilities to additional paid-in capital and we will no longer remeasure the liability associated with these warrants to fair value. Other income (expense), net also included the change in fair value of our contingent put option liability associated with our loan and security agreement with Hercules.

	Years Ended December 31,			Increase/ (Decrease) 2011 vs. 2010	Increase/ (Decrease) 2010 vs. 2009	Percentage Increase/ (Decrease) 2011 vs. 2010		Percentage Increase/ (Decrease) 2010 vs. 2009
	2011	2010	2009
Other income (expense), net	$1,508	$(765)	$121	$2,273	$(886)	NA	%	(732)%

The $2.3 million increase in other income (expense), net during the year ended December 31, 2011 was primarily attributable to the change in the fair value of our warrants to purchase convertible preferred stock and the write-off of the call option related to the convertible promissory notes issued in September 2010 which expired upon closing of the IPO in February 2011.

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

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities and debt financings. From inception through December 31, 2011, we have received net proceeds of $54.9 million from the sale of convertible preferred stock, $34.9 million from our IPO and $41.4 million from our debt arrangements. We have incurred losses and generated negative cash flows from operations since inception, and we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

As of December 31, 2011, we had cash, cash equivalents and investments totaling $35.8 million compared to $3.7 million as of December 31, 2010. The increase was primarily attributable to proceeds from our IPO, during which we sold 8,000,000 shares of our common stock at $5.00 per share and received net proceeds of $34.9 million, after underwriting discounts, commissions and offering expenses. Additionally, we drew down $10.0 million in June 2011 and $10.0 million in December 2011 from our $20.0 million loan and security agreement with Hercules. A portion of the proceeds were used to pay down the remaining obligations of $2.8 million under our loan and security agreement with Pinnacle upon termination of such agreement.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash used in operating activities	$(15,287)	$(12,225)	$(19,418)
Net cash (used in) provided by investing activities	(29,579)	4,765	8,616
Net cash provided by financing activities	49,605	3,365	11,880

Cash Flows from Operating Activities

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

Net cash used in operating activities of $15.3 million during the year ended December 31, 2011 reflected a net loss of $20.1 million, partially offset by aggregate non-cash charges of $2.6 million and a net change of $2.2 million in our net operating assets and liabilities. Non-cash charges primarily included $1.6 million for interest on our debt and $1.8 million in stock-based compensation, partially offset by $1.5 million for the revaluation of the warrant liability and the call option liability. The net change in our operating assets and liabilities was primarily a result of an increase in accounts payable and accrued liabilities of $2.8 million due to increased research and development activities during 2011.

Net cash used in operating activities of $12.2 million during the year ended December 31, 2010 reflected a net loss of $14.3 million, partially offset by aggregate non-cash charges of $3.9 million and a net change of $1.8 million in our net operating assets and liabilities. Non-cash charges primarily included $0.7 million for interest on our debt, $1.3 million for the revaluation of the warrant liability and the call option liability, $0.5 million of depreciation and amortization and $1.4 million in stock-based compensation. The net change in our operating assets and liabilities was primarily a result of an increase in prepaid expense of $1.5 million.

Net cash used in operating activities of $19.4 million during the year ended December 31, 2009 reflected a net loss of $20.1 million, partially offset by aggregate non-cash charges of $1.1 million and a net change of $0.4 million in our net operating assets and liabilities. Non-cash charges primarily included $0.5 million of depreciation and amortization, $0.5 million of stock-based compensation and $0.3 million of interest expense relating to our debt, offset by a $0.1 million gain on the revaluation of our convertible preferred stock warrant liability. The net change in our operating assets and liabilities was primarily a result of a $0.4 million decrease in accounts payable and accrued liabilities during the year.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales and maturities of our available-for-sale investments.

During the year ended December 31, 2011, cash used in investing activities of $29.6 million was primarily a result of $39.4 million in purchases of investments and $2.0 million in property and equipment purchases, partially offset by $11.8 million in proceeds from sales and maturities of investments.

During the year ended December 31, 2010, cash provided by investing activities of $4.8 million was primarily a result of $9.7 million in proceeds from sale of investments, partially offset by $4.9 million used for purchases of our investments.

During the year ended December 31, 2009, cash provided by investing activities of $8.6 million was primarily a result of $22.6 million in proceeds received from the sale of our investments to fund our working capital needs, partially offset by $13.9 million used for purchases of our investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of December 31, 2011, we had outstanding debt of $19.0 million, net of debt discounts of $1.0 million.

During the year ended December 31, 2011, cash provided by financing activities was primarily a result of the receipt of $34.9 million in proceeds from our IPO, net of offering costs, and proceeds of $19.8 million from our loan and security agreement with Hercules, partially offset by principal repayments on our long-term debt of $5.3 million, including payment in full of our remaining obligations under the Pinnacle agreement, which was terminated upon executing the Hercules loan and security agreement in June 2011.

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

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities. We believe that our available cash resources, including proceeds received from our IPO, debt financings and the USAMRMC research grant, will enable us to maintain our currently planned operations into the first quarter of 2013, including support for our continuing development of our product candidates, clinical trials and manufacturing scale-up and commercial readiness activities. Future capital requirements will be substantial and we will need to raise additional capital to fund our operations, including product candidate development activities. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

Contractual Obligations

The following table summarizes our outstanding contractual obligations and commitments as of December 31, 2011 (in thousands):

	Payment by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases(1)	$1,631	$313	$773	$545	—
Principal Payments on Long-Term Debt	20,000	4,278	15,722	—	—
Interest Payments on Long-Term Debt	3,226	1,636	1,590	—	—

Total	$24,857	$6,227	$18,085	$545	—

(1)

Operating leases include remaining obligations associated with our lease agreement for our current facilities, which expires in April 2012, as well as obligations associated with our lease agreement, signed in December 2011, for our new facilities. Both facilities are located in Redwood City, California. We are scheduled to move into our new facilities in April 2012, upon expiration of the lease for our current facilities.

Off-Balance Sheet Arrangements

Through December 31, 2011, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We plan to adopt this guidance as of January 1, 2012 on a retrospective basis and do not expect the adoption thereof to have a material effect on our financial statements.

In May 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. We plan to adopt this guidance as of January 1, 2012 on a prospective basis and does not expect the adoption thereof to have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding debt obligations. Our cash, cash equivalents and investment accounts as of December 31, 2011 totaled $35.8 million and consisted primarily of cash, money market funds and U.S. government obligations with maturities of less than one year from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or our results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Form 10-K beginning with page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of December 31, 2011.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met. We continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

The following report is provided by management in respect of AcelRx Pharmaceuticals’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

1. AcelRx Pharmaceuticals’ management is responsible for establishing and maintaining adequate internal control over financial reporting.

2. AcelRx Pharmaceuticals management has used the Committee of Sponsoring Organizations of the Treadway Commission, or COSO framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of AcelRx Pharmaceuticals’ internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3. Management has assessed the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting as of December 31, 2011 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.

4. This annual report does not include an attestation report of AcelRx Pharmaceuticals’ independent registered public accounting firm regarding the effectiveness of AcelRx Pharmaceuticals’ internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit AcelRx Pharmaceuticals to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors is divided into three classes designated as Class I, Class II and Class III, with each class having a three-year term. Under our charter documents, at our first annual meeting of stockholders following our IPO, the term of office of the Class I directors will expire and Class I directors will be elected for a full term of three years. At the second annual meeting of stockholders following our IPO, the term of office of the Class II directors will expire and Class II directors will be elected for a full term of three years. At the third annual meeting of stockholders following our IPO, the term of office of the Class III directors will expire and Class III directors will be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors will be elected for a full term of three years to succeed the directors of the class whose terms expire at such annual meeting. We currently expect to hold such first annual meeting of stockholders in mid-2012.

The following is a brief biography of each member of our board of directors, as of January 31, 2012, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director as of the date of this Form 10-K.

Class I Directors

Guy P. Nohra, age 51, has served as our director since August 2006. Mr. Nohra co-founded Alta Partners, a venture capital firm investing in life science companies, in 1996, and has served as Managing Director of Alta Partners since 1996. Mr. Nohra was also a partner at Burr, Egan, Deleage & Co., a venture capital firm, which he joined in 1989. From January 1984 until June 1987, Mr. Nohra was Product Manager of Medical Products with Security Pacific Trading Corporation, a consumer and commercial bank. Currently, Mr. Nohra serves on the board of directors of numerous private companies, including Carbylan Biosurgery, Inc., Coapt Systems, PneumRx, Inc. and Vertiflex, Inc., and is the Chairman of the board of USGI Medical, Inc. In addition, Mr. Nohra previously served on the boards of directors of ATS Medical, Inc., a company focused on the manufacture of cardiac surgery products that was acquired by Medtronic, Inc., a medical device company, in 2010 and Cutera, Inc., a global medical device company. Mr. Nohra also serves on the board of directors of the Medical Device Manufacturing Association, a national trade organization that advocates for entrepreneurial medical technology companies. Mr. Nohra holds a B.A. in History from Stanford University and an M.B.A. from the University of Chicago. Mr. Nohra’s medical technology and venture capital industry experience provides him with the qualifications and skills to serve as a director.

Thomas A. Schreck, age 54, has served as our Chairman since he co-founded our company in July 2005, and as our President and Chief Executive Officer from July 2005 until April 2010. Since June 2010, Mr. Schreck has been co-founder and Chief Executive Officer of SinuSys Corporation, a medical device company. Prior to July 2005, he served as a founding President, and then Chief Financial Officer and a director of DURECT Corporation, an emerging specialty pharmaceutical company he co-founded in June 1998. Prior to 1998, Mr. Schreck held various investment banking positions in the San Francisco Bay Area and London, including with Montgomery Securities and Manufacturers Hanover Limited. Mr. Schreck holds a B.A. in American Studies from Williams College. Mr. Schreck’s historical knowledge of our company, his financial background and experience and his experience in the pharmaceutical industry provide him with the qualifications and skills to serve as a director.

Mark G. Edwards, age 54, has served as our director since September 2011. Mr. Edwards is Managing Director of Bioscience Advisors Inc., a biopharmaceutical consulting firm he founded in 2011. From July 2008 until December 2010, he was Managing Director and a Principal of Deloitte Recap LLC, a wholly-owned subsidiary of Deloitte Touche Tohmatsu, an audit and financial consulting services firm. Mr. Edwards was previously the Managing Director and founder of Recombinant Capital, Inc. (Recap), a consulting and database firm based in

Walnut Creek, California, from 1988 until the sale of Recap to Deloitte in 2008. Prior to founding Recap in 1988, Mr. Edwards was Manager of Business Development at Chiron Corporation, a biotechnology company. He received his B.A. and M.B.A. degrees from Stanford University. Mr. Edwards’ financial and business expertise, including his background as a business advisor to pharmaceutical and biotechnology companies, provides him with the qualifications and skills to serve as a director.

Class II Directors

Stephen J. Hoffman, Ph.D., M.D., age 58, has served as our director since February 2010. Dr. Hoffman has served as a managing director at Skyline Ventures, a venture capital firm, since May 2007. From January 2003 to March 2007, Dr. Hoffman was a general partner at TVM Capital, a venture capital firm. Prior to that, he served as President, Chief Executive Officer and a director of Allos Therapeutics, a biopharmaceutical company, from 1994 to 2002, where he remains Chairman of the board. From 1990 to 1994, Dr. Hoffman completed a fellowship in clinical oncology and a residency/fellowship in dermatology, both at the University of Colorado. Dr. Hoffman was the scientific founder of Somatogen Inc., a biotechnology company that was acquired by Baxter International, Inc., a global medical products and services company, in 1998, where he held the position of Vice President of Science and Technology from 1987 until 1990. He serves on the board of directors of Allos Therapeutics, Inc., a biopharmaceutical company, Concert Pharmaceuticals, Inc., a biotechnology company, Kai Pharmaceuticals, Inc., a biopharmaceutical company, Dicerna Pharmaceuticals, Inc., a biopharmaceutical company, Genocea Biosciences, Inc., a biotechnology company and Collegium Pharmaceuticals, Inc., a biopharmaceutical company. Previously, Dr. Hoffman served on the board of directors of Sirtris Pharmaceuticals, Inc., a pharmaceutical company that was acquired by GlaxoSmithKline, a global pharmaceutical company, in 2008. Dr. Hoffman holds a Ph.D. in bio-organic chemistry from Northwestern University and an M.D. from the University of Colorado School of Medicine. Dr. Hoffman’s scientific, financial and business expertise, including his diversified background as an executive officer and investor in public pharmaceutical companies, provides him with the qualifications and skills to serve as a director.

Richard A. King, age 47, has served as our director and President and Chief Executive Officer since May 2010. From April 2009 until May 2010, Mr. King acted as an independent consultant to a number of private and public biotechnology and venture capital companies. From October 2008 to April 2009, Mr. King served as President and General Manager of Tercica, Inc., a biotechnology company that was acquired by Ipsen, SA in 2008, and from February 2008 to October 2008, Mr. King served as President and Chief Operating Officer of Tercica, Inc., and from February 2007 until February 2008, he served as Chief Operating Officer of Tercica, Inc. From January 2002 to October 2006, Mr. King served as Executive Vice President of Commercial Operations of Kos Pharmaceuticals, Inc., a pharmaceutical company that was acquired by Abbott Laboratories, a global, broad-based health care company, in 2006. From January 2000 to January 2002, Mr. King served as Senior Vice President of Commercial Operations at Solvay Pharmaceuticals, a pharmaceutical company that was acquired by Abbott Laboratories in 2009. From April 1992 to January 2000, Mr. King held various marketing positions at SmithKline Beecham Pharmaceuticals, now known as GlaxoSmithKline, a global pharmaceutical company. Mr. King holds a B.Sc. in Chemical Engineering from University of Surrey and an M.B.A. from Manchester Business School. Mr. King’s extensive experience as an executive officer of public pharmaceutical companies and his knowledge of the day-to-day operations of our company provide him with the qualifications and skills to serve as a director.

Pamela P. Palmer, M.D., Ph.D., age 49, has served as our director and Chief Medical Officer since she co-founded the company in July 2005. Dr. Palmer has been on faculty at the University of California, San Francisco since 1996 and is currently a Clinical Professor of Anesthesia and Perioperative Care. Dr. Palmer was Director of UCSF PainCARE-Center for Advanced Research and Education from 2005 to 2009, and was Medical Director of the UCSF Pain Management Center from 1999 to 2005. Dr. Palmer has been a consultant of Omeros Corporation, a biopharmaceutical company, since she co-founded that company in 1994. Dr. Palmer holds an M.D. from Stanford University and a Ph.D. from the Stanford Department of Neuroscience. Dr. Palmer’s extensive clinical and scientific experience in the treatment of acute and chronic pain as well as historical knowledge of our company provide her with the qualifications and skills to serve as a director.

Class III Directors

Howard B. Rosen, age 53, has served as our director since 2008. Since 2011, Mr. Rosen has served as a lecturer at the Stanford Graduate School of Business. Since 2008, Mr. Rosen has served as a consultant to several companies in the biotechnology industry and a lecturer in the Department of Chemical Engineering at Stanford University. Mr. Rosen served as interim President and Chief Executive Officer of Pearl Therapeutics, Inc., a company focused on developing combination therapies for the treatment of highly prevalent chronic respiratory diseases, from June 2010 to March 2011. From 2004 to 2008, Mr. Rosen was Vice President of Commercial Strategy at Gilead Sciences, Inc., a biopharmaceutical company. Mr. Rosen was President of ALZA Corporation, a pharmaceutical and medical systems company that merged with Johnson & Johnson, a global healthcare company, in 2001, from 2003 until 2004 and Vice President, Product Development of ALZA Corporation, from 2002 until 2003. Prior to that, from 1994 until 2002, Mr. Rosen held various positions at ALZA Corporation. From 1993 to 1994, Mr. Rosen managed the west coast practice of Integral, Inc., a consulting firm. From 1989 until 1993, Mr. Rosen was Director of Corporate Development at GenPharm International, Inc., a company focusing on transgenic animal technology that was acquired by Medarex, Inc., a biotechnology company, in 1997 and later acquired by Bristol-Myers Squibb Company, a global biopharmaceutical company, in 2009. Mr. Rosen is also a member of the board of directors of PavVax, Inc., a biotechnology company, CNS Therapeutics, Inc., a pharmaceutical company, Pearl Therapeutics, Inc., a company focused on developing combination therapies for the treatment of highly prevalent chronic respiratory diseases and Entrega, Inc., a company focused on delivering biopharmaceuticals orally. Previously, Mr. Rosen served on the board of directors of Pharsight Corporation, a company focused on providing software products and consulting services to pharmaceutical and biotechnology companies that was acquired by Tripos International, a company focused on drug discovery informatics products and services in 2008. Mr. Rosen also served on the board of directors of CoTherix, Inc., a biopharmaceutical company that was acquired by Actelion Pharmaceuticals Ltd, a biopharmaceutical company in 2007. Mr. Rosen holds a B.S. in Chemical Engineering from Stanford University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Stanford Graduate School of Business. Mr. Rosen’s experience in the biopharmaceutical industry, including his specific experience with commercialization of pharmaceutical products, provides him with the qualifications and skills to serve as a director.

Mark Wan, age 46, has served as our director since August 2006. Mr. Wan is a founding general partner of Three Arch Partners, a venture capital firm. Prior to co-founding Three Arch Partners in 1993, Mr. Wan was a general partner at Brentwood Associates, a private equity firm from 1987 until 1993. Since 1999, Mr. Wan has served on the board of directors of Epocrates, Inc., a company focused on providing mobile drug reference tools. Mr. Wan also serves as a director of Biosensors International Group, Ltd. a company focused on the development, manufacture and marketing of medical devices for interventional cardiology and critical care procedures. Mr. Wan also serves on the board of directors of numerous private companies, including Ascend Health Corporation, Eleme Medical, Inc., Ingenuity Systems, Inc., TriReme Medical, Inc. and Quattro Vascular Pte Ltd. Mr. Wan holds a B.S. in Engineering and a B.A. in Economics from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Wan’s financial experience and extensive knowledge of our company provides him with the qualifications and skills to serve as a director.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of January 31, 2012:

Name	Age	Position
Richard A. King	47	Director, President and Chief Executive Officer
James H. Welch	54	Chief Financial Officer
Pamela P. Palmer, M.D., Ph.D.	49	Director, Chief Medical Officer and Co-Founder
Lawrence G. Hamel	60	Chief Development Officer
Badri Dasu	48	Chief Engineering Officer

Richard A. King. Mr. King’s biography is included above under the section titled “—Board of Directors—Class II Directors.”

James H. Welch has served as our Chief Financial Officer since October 1, 2010. From June 2006 until September 2010, Mr. Welch served as Chief Financial Officer and Corporate Secretary for Cerimon Pharmaceuticals, a biopharmaceutical company. Mr. Welch served as Vice President, Chief Financial Officer and Corporate Secretary for Rigel Pharmaceuticals, Inc., a drug development company from October 2000 until May 2006, and as Vice President, Finance and Administration for Rigel Pharmaceuticals, Inc. from May 1999 until October 2000. From June 1998 until May 1999, Mr. Welch served as an independent consultant at various companies. Mr. Welch served as Chief Financial Officer of Biocircuits Corporation, a company focused on developing immunodiagnostic testing systems from February 1997 until June 1998, and from June 1992 until February 1997, he served as Corporate Controller of Biocircuits Corporation. Mr. Welch holds a B.A. in Business Administration from Whitworth College and an M.B.A. from Washington State University.

Pamela P. Palmer, M.D., Ph.D. Dr. Palmer’s biography is included above under the section titled “—Board of Directors—Class II Directors.”

Lawrence G. Hamel has served as our Chief Development Officer since September 2006. From 1986 until September 2006, Mr. Hamel served as Product Development Manager, Director Project Management, Executive Director Oral Product Development, and Vice President Oral Products Development at ALZA Corporation. From 1977 until 1985, Mr. Hamel held a number of other positions at ALZA Corporation, including Senior Chemist, Research Scientist, and Senior Research Fellow. Mr. Hamel holds a B.S. in Biology from the University of Michigan.

Badri Dasu has served as our Chief Engineering Office since September 2007. From December 2005 until September 2007, Mr. Dasu served as Vice President of Medical Device Engineering at Anesiva, Inc., a biopharmaceutical company. From March 2002 until December 2005, Mr. Dasu served as Vice President for Manufacturing and Device Development at AlgoRx Pharmaceuticals, Inc., an emerging pain management company, which merged with Corgentech Inc., a biotechnology company, in December 2005. From January 2000 until March 2002, Mr. Dasu served as Vice President of Manufacturing and Process Development at PowderJect Pharmaceuticals, a vaccine, drug and diagnostics delivery company that was acquired by Chiron Corporation in 2003 and later acquired by Novartis AG, a global healthcare and pharmaceutical company, in 2006. Previously, Mr. Dasu served in various capacities in process development at Metrika, Inc., a company focused on the manufacture and marketing of disposable diabetes monitoring products that was acquired by Bayer HealthCare, LLC in 2006, and at Cygnus, Inc., a drug delivery and specialty pharmaceuticals company. Mr. Dasu holds a B.E. in Chemical Engineering from the University of Mangalore, India and a M.S. in Chemical Engineering from the University of Tulsa.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that two reports, covering an aggregate of two transactions, were filed late by Mr. Hamel and Mr. Dasu.

Certain Corporate Governance Matters

Code of Business Conduct and Ethics

The AcelRx Pharmaceuticals, Inc. Code of Business Conduct and Ethics applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.acelrx.com. Stockholders may request a free copy of the Code of Business Conduct and Ethics by submitting a written request to: AcelRx Pharmaceuticals, Inc., Attention: Investor Relations, 575 Chesapeake Drive, Redwood City, CA 94063. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Director Nominations

The nominating and corporate governance committee of the board of directors, to date, has not adopted a formal policy with regard to the consideration of director candidates recommended by stockholders and will consider director candidates recommended by stockholders on a case-by-case basis, as appropriate. Stockholders wishing to recommend individuals for consideration by the nominating and corporate governance committee may do so by delivering a written recommendation to our Secretary at 575 Chesapeake Drive, Redwood City, CA 94063 and providing the candidate’s name, biographical data and qualifications and a document indicating the candidate’s willingness to serve if elected. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder. To date, the nominating and corporate governance committee has not received any such nominations nor has it rejected a director nominee from a stockholder or stockholders holding more than 5% of our voting stock.

Audit Committee

Our audit committee consists of Messrs. Edwards and Rosen and Dr. Hoffman, each of whom is a non-employee member of our board of directors. Mr. Edwards serves as the chair of our audit committee. Our board of directors has determined that each of the directors serving on our audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and NASDAQ. Our Board has also determined that Mr. Edwards qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our Board considered the overall knowledge, experience and familiarity of Mr. Edwards with accounting matters, in analyzing and evaluating financial statements and in managing private equity investments. The composition of the audit committee satisfies the independence and other requirements of NASDAQ and the SEC. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ and is available on our website at www.acelrx.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to the compensation earned by our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated executive officers as of December 31, 2011. We refer to these individuals as our “named executive officers” elsewhere in this Form 10-K.

2011 and 2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Total ($)
Richard A. King(4)	2011	411,600	—	425,927	279,955	100,842	1,218,324
President and Chief Executive Officer	2010	306,667	94,500	—	925,032	—	1,326,199

James H. Welch(5)	2011	290,000	—	—	60,750	67,425	418,175
Chief Financial Officer	2010	72,500	21,750	—	450,426	—	544,676

Pamela P. Palmer, M.D., Ph.D.	2011	385,000	—	233,199	243,000	89,513	950,712
Chief Medical Officer	2010	375,000	—	—	493,876	—	868,876

Lawrence G. Hamel	2011	283,000	—	58,302	75,330	70,892	487,524
Chief Development Officer	2010	275,000	—	—	123,469	—	398,469

Badri Dasu	2011	270,500	—	51,305	127,575	59,645	509,025
Chief Engineering Officer	2010	262,500	—	—	109,912	—	372,412

(1)

The dollar amounts in this column represent the aggregate grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718, for all restricted stock unit awards granted during the indicated year. The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock on the date of grant.

(2)

The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 1 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the named executive officers. The modification of stock option awards originally granted in June 2010 as described under “—Employment Agreements and Arrangements—Employee Benefit and Stock Plans—Option Exercise Price Increase” did not result in an increase in the fair value of such stock option awards under ASC 718.

(3)	The dollar amounts reflect the cash awards made to the named executive officers under the Company’s 2011 Cash Bonus Plan.
(4)	Mr. King has served as our President and Chief Executive Officer since May 1, 2010. Mr. King also served as our principal financial officer from May 1, 2010 until September 30, 2010.
(5)	Mr. Welch has served as our Chief Financial Officer since October 1, 2010.

Employment Agreements and Arrangements

Executive Employment Agreements and Termination Benefits

Offer Letter Agreements

We have entered into offer letter agreements with each of our named executive officers, in connection with each named executive officer’s commencement of employment with us. These offer letter agreements provide for the named executive officer’s initial base salary, eligibility to participate in our standard benefit plans and in certain cases, the named executive officer’s initial stock option grant along with vesting provisions with respect to that initial stock option grant. We amended and restated these offer letter agreements in December 2010 to clarify certain terms for compliance with tax laws, to specify the terms of the option to be granted to Mr. King upon achievement of certain milestones and to provide additional change of control severance benefits to Mr. Welch and Dr. Palmer.

Under Mr. King’s, Mr. Welch’s and Dr. Palmer’s respective offer letter agreements, in the event that Mr. Welch’s or Dr. Palmer’s employment is terminated by us without cause, or in a manner that constitutes an involuntary termination, or Mr. King’s employment is terminated by us without cause or he resigns for good reason, in each case within one year following a change in control, as these terms are defined in the offer letters, each will be entitled to base salary and health benefits continuation for a period of twelve months in the case of Mr. King, and six months in the case of each of Mr. Welch and Dr. Palmer. Mr. King is also entitled to base salary and health benefits continuation for a period of twelve months in connection with a termination by us without cause that is not in connection with a change of control. In order to receive severance benefits, each such executive must sign a waiver and release of claims, and in the case of Mr. King and Dr. Palmer, each such executive must resign from our board of directors if so requested by the board of directors. Please refer to “—Long-Term Equity Incentive Award Vesting Acceleration” below for descriptions of the current stock option and restricted stock unit, or RSU, vesting acceleration for each of our executive officers.

Mr. King’s and Mr. Welch’s offer letters also provide for an opportunity to earn a target annual bonus of 35% and 30% of base salary, respectively, and Mr. King was entitled to an additional option grant covering 115,208 shares of our common stock upon achievement of one of the following corporate milestones prior to June 30, 2011: (i) completion by the company of a qualifying partnering transaction, (ii) completion of our IPO, or (iii) completion of a private financing raising at least $15 million from new investors. Mr. Welch was entitled to an additional option grant covering 25,000 shares if we completed our IPO or a private financing raising at least $15 million from new investors prior to June 30, 2011. In December 2010, our board of directors approved a bonus payment of $94,500 to Mr. King in connection with his annual target bonus pursuant to his employment agreement. In March 2011, our board of directors approved a bonus payment of $21,750 to Mr. Welch in connection with his annual target bonus pursuant to his employment agreement. In March 2011, our board of directors also granted Messrs. King and Welch options to purchase 115,208 and 25,000 shares of our common stock in connection with the completion of our IPO pursuant to each of their employment agreements.

Each of our executive officers are employed “at-will,” and each such executive officer’s employment may be terminated at any time by us or the named executive officer.

Cash Bonus Plan

We maintain an annual Cash Bonus Plan to reward executive officers and other employees for attaining our corporate performance objectives, as well as to reward them for their individual contributions to the achievement of those objectives. Target bonus levels under the annual Bonus Plan are assigned based on various categories of employees. The actual bonus awarded in any year, if any, may be more or less than the target, depending primarily on the achievement of our corporate objectives, and an individual employee’s achievement of his or her objectives. Whether or not a bonus is paid for any year is within the discretion of our Compensation Committee, and our Compensation Committee has the discretion to award bonuses even if the applicable performance criteria set forth under the annual Bonus Plan have not been met or to award a bonus based on other criteria.

Target bonuses for our named executive officers under the 2011 Cash Bonus Plan, or the Bonus Plan, ranged from 30% to 35% of such executive’s 2011 base salary based on market data established for each executive position. The amount of cash bonus, if any, for each named executive officer was based on both the named executive officer achieving his or her individual performance goals and on our attainment of the 2011 corporate objectives approved by our board of directors. Our 2011 corporate objectives were primarily related to product development, clinical trial milestones and financial objectives. The target bonuses for our named executive officers for 2011 were as follows:

Named Executive Officer	Target Bonus (as a percentage of FY 2011 Base Salary)
Richard A. King	35%
James H. Welch	30%
Pamela P. Palmer, M.D., Ph.D.	30%
Lawrence G. Hamel	30%
Badri Dasu	30%

Mr. King’s cash bonus under the Bonus Plan was based 25% on the achievement of his individual performance goals, as determined by our board of directors, and 75% on the achievement of the 2011 corporate objectives. The cash bonus for all other named executive officers was be based 40% on the achievement of his or her individual performance goals, as determined by our board of directors, and 60% on the achievement of the 2011 corporate objectives. The named executive officers’ actual bonuses could have exceeded 100% of target in the event performance exceeded the predetermined goals.

In February 2012, the Compensation Committee determined, and the Board of Directors confirmed, that the Company had achieved a 62.5% attainment level of the 2011 corporate objectives. At that same time, the Board of Directors also confirmed the attainment levels of each executive’s individual performance goals for 2011. Pursuant to our Cash Bonus Plan, the Board of Directors awarded cash bonuses to our executives based on the confirmed attainment level of the 2011 corporate objectives and the confirmed attainment level of their respective individual performance goals for 2011. All bonus amounts were paid on February 15, 2012.

The table below sets forth the target and actual non-equity incentive plan awards for our named executive officers for fiscal 2011 performance:

Name	Target Award	Actual Award
Richard A. King	$144,060	$100,842
James H. Welch	$87,000	$67,425
Pamela P. Palmer, M.D., Ph.D.	$115,500	$89,513
Lawrence G. Hamel	$84,900	$70,892
Badri Dasu	$81,150	$59,645

Long-Term Equity Incentive Award Vesting Acceleration

Each of our executive officers are entitled to full “double-trigger” stock option and RSU vesting acceleration benefits (for all currently outstanding stock options and RSUs and any stock options and RSUs that may be granted in the future) in the event their service with us is terminated by us without cause or, in the case of acceleration of stock options only for Messrs. Welch, Hamel and Dasu and Dr. Palmer, in a manner that constitutes an involuntary termination, or, in the case of acceleration of RSUs only for Messrs. Welch, Hamel and Dasu and Dr. Palmer and for acceleration of stock options and RSUs for Mr. King, such executive resigns for good reason, in each case within 18 months following a change in control, subject to signing an effective release of claims, and in the case of acceleration of stock options for Mr. King and Dr. Palmer, resignation from our board of directors if so requested by the board of directors.

Employee Benefit and Stock Plans

2006 Stock Plan

Our board of directors adopted, and our stockholders approved, the 2006 Stock Plan, or 2006 Plan, in August 2006. The 2006 Plan was subsequently amended by our board or directors and approved by our stockholders in each of February 2008 and November 2009. The 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options and rights to acquire restricted stock. Effective upon the execution and delivery of the underwriting agreement for our IPO, no additional stock options or other stock awards may be granted under the 2006 Plan. All outstanding stock options and other stock awards previously granted under the 2006 Plan remain subject to the terms of the 2006 Plan.

Administration. Our board of directors administers our 2006 Plan. Our board of directors, referred to as the plan administrator, has the authority to interpret the 2006 Plan, as well as to determine the terms of a stock award or amend the terms of a stock award. No amendment to the 2006 Plan or any award agreement thereunder may adversely affect the rights under any outstanding stock award unless the holder consents to that amendment. However, the plan administrator may unilaterally amend the 2006 Plan or the terms of an outstanding award agreement to conform the 2006 Plan or such stock award to any law, regulation or rule applicable to the 2006 Plan, including, but not limited to, Section 409A of the Code, or Section 409A, as the plan administrator deems necessary or advisable.

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

Option Exercise Price Increase

In December 2010, our board of directors, out of an abundance of caution, allowed eligible optionees, including our named executive officers, to increase the exercise price of stock options granted to them on June 15, 2010 in light of the potential risk of adverse tax consequences under Section 409A. Under Section 409A, stock options with an exercise price that is less than the fair market value of the stock on the date of grant may be deemed deferred compensation subject to adverse taxation under Section 409A. When setting the exercise price for the June 15, 2010 stock option grants, our board of directors determined the fair market value of our common stock to be $1.20 per share, which valuation was subsequently revisited for financial reporting purposes when our board of directors began to analyze the prospects of an IPO as described in more detail under “Item 7. Management’s Discussion and Analysis of our Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.” As such, our board of directors subsequently determined a fair value of our common stock for financial reporting purposes to be $2.56 per share. We believe that our board of directors’ determination of the fair market value of our common stock on June 15, 2010 in reliance upon all material facts available to our board of directors on that date, was reasonable. However, given the potential adverse tax consequences to the optionees if the Internal Revenue Service determines that our original determination was grossly unreasonable, our board decided, out of an abundance of caution, to make the offer to amend. All of our eligible named executive officers accepted the offer, and their eligible options were amended on December 27, 2010.

2011 Equity Incentive Plan

Our board of directors adopted, and our stockholders approved, the 2011 Equity Incentive Plan, or 2011 Incentive Plan, in January 2011 as a successor to the 2006 Plan. The 2011 Incentive Plan became effective immediately upon the execution and delivery of the underwriting agreement for our IPO and, on that date, the 51,693 shares that were available for future grant under the 2006 Plan as of such date became available for future grant under the 2011 Incentive Plan, and no additional shares remain available for grant under the 2006 Plan. The 2011 Incentive Plan will terminate on January 4, 2021, unless sooner terminated by our board of directors. Our board of directors may amend or suspend the 2011 Incentive Plan at any time, although no such action may impair the rights under any then-outstanding award without the holder’s consent.

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

Share reserve. The initial aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2011 Incentive Plan was 1,875,000 shares, which number was the sum of (i) 51,693 shares remaining available for future grant under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for our IPO, and (ii) an additional 1,823,307 new shares. The number of shares of our common stock reserved for issuance under the 2011 Incentive Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our board of directors. Accordingly, effective January 1, 2012, the share reserve of the 2011 Incentive Plan increased by 782,711 shares of our common stock. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2011 Incentive Plan is 10,000,000 shares.

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

Share reserve. Initially, 250,000 shares of our common stock were authorized to be issued under the ESPP pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lower of (1) 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or (2) a number of shares of common stock as determined by our board of directors. Accordingly, effective January 1, 2012, the share reserve of the ESPP increased by 391,355 shares of our common stock. If a purchase right granted under the ESPP terminates without having been exercised, the shares of our common stock not purchased under such purchase right will be available for issuance under the ESPP.

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

401(k) Plan

We maintain a tax-qualified 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees may elect to defer a portion of their eligible compensation subject to applicable annual Code limits. We provide a discretionary safe harbor profit sharing contribution equal to 3% of a participant’s compensation to our eligible participants, which is 100% vested when made. We intend for the 401(k) plan to qualify under Section 401(a) and 501(a) of the Code so that contributions by employees to the 401(k) plan, and income earned on those contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Pension Benefits

We do not maintain any pension or retirement plans.

Nonqualified Deferred Compensation

We do not maintain any nonqualified deferred compensation plans.

Outstanding Equity Awards at December 31, 2011

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2011.

Outstanding Equity Awards at December 31, 2011

Name	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Richard A. King	—		115,208	(3)	3.45		03/02/2021
	28,538	(4)	—		2.56	(5)	06/15/2020
	178,363		249,708	(6)	2.56	(5)	06/15/2020
								92,593	177,779

James H. Welch	—		25,000	(3)	3.45		03/02/2021
	39,062		85,938	(7)	5.32		11/04/2020
								—	—

Pamela P. Palmer, M.D., Ph.D.	—		100,000	(3)	3.45		03/02/2021
	187,500		62,500	(8)	2.56	(5)	06/15/2020
	28,125		9,375	(8)	5.52		03/25/2019
	37,500		—	(9)	4.00		08/14/2018
	25,000		—	(10)	1.32		04/03/2017
								50,696	97,336

Lawrence G. Hamel	—		31,000	(3)	3.45		03/02/2021
	46,875		15,625	(8)	2.56	(5)	06/15/2020
	9,375		3,125	(8)	5.52		03/25/2019
	18,750		—	(11)	1.20		12/05/2017
	25,000		—	(12)	1.20		04/03/2017
	12,500		—	(10)	1.20		04/03/2017
								12,675	24,336

Badri Dasu	—		52,500	(3)	3.45		03/02/2021
	22,500		7,500	(8)	2.56	(5)	06/15/2020
	12,500		12,500	(13)	2.56	(5)	06/15/2020
	4,687		1,563	(8)	5.52		03/25/2019
	37,500		—	(14)	1.20		10/25/2017
								11,154	21,416

(1)

The shares subject to these restricted stock units vested as to  1/4 of the shares on September 2, 2011, with the remaining shares vesting as to  1/4 of the shares subject to the award on each of the 1-, 2-, and 3-year anniversary of the March 2, 2011 stock award grant date.

(2)

The dollar amounts in this column represent the aggregate grant date fair value of all restricted stock unit awards granted that have not vested. The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock as of December 31, 2011, which is $1.92.

(3)	The shares subject to this stock option vested as to 1/4 of the shares on March 2, 2012, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(4)	The shares subject to this stock option were fully vested as of the June 15, 2010 grant date.
(5)

The dollar amounts reflect the increase in the exercise price of the options we granted to our named executive officers on June 15, 2010 as described under “—Employment Agreements and Arrangements—Employee Benefit and Stock Plans—Option Exercise Price Increase.”

(6)

The shares subject to this stock option vested as to 28,538 shares on June 15, 2010, and another 85,614 shares vested on March 3, 2011, with the remaining shares vesting on an equal monthly basis over the following 36 months.

(7)	The shares subject to this stock option will vest as to 1/4 of the shares on September 30, 2011, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(8)	The shares subject to this stock option vested as to 1/2 of the shares on December 31, 2010, with the remaining shares vesting on an equal monthly basis over the following 24 months.
(9)	The shares subject to this stock option vested as to 1/4 of the shares on December 31, 2008, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(10)	The shares subject to this stock option vested as to 1/4 of the shares on December 31, 2007, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(11)	The shares subject to this stock option vested as to 1/4 of the shares on December 4, 2008, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(12)	The shares subject to this stock option vested as to 1/4 of the shares on September 20, 2007, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(13)	The shares subject to this stock option vested as to 1/4 of the shares on December 31, 2010, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(14)	The shares subject to this stock option vested as to 1/4 of the shares on September 25, 2008, with the remaining shares vesting on an equal monthly basis over the following 36 months.

Director Compensation

Non-Employee Director Compensation

Cash Compensation Arrangements

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

Equity Compensation Arrangements

Our non-employee director compensation policy provides for automatic grants of stock options to our non-employee directors under our 2011 Incentive Plan. Upon election or appointment to our board, each non-employee director will receive an initial grant of a stock option to purchase 15,000 shares of our common stock, which will vest as to 1/36th of the shares subject to the option on an equal monthly basis over a three-year period. Additionally, on the date of each annual meeting of stockholders, each non-employee director who is then serving as a director or who is elected to our board of directors on the date of such annual meeting will receive a grant of a stock option to purchase 12,500 shares of our common stock, which will vest as to 1/24th of the shares subject to the option on an equal monthly basis over a two-year period. All these options will be granted with an exercise price equal to the fair market value of our common stock on the date of the grant, and shall be entitled to full vesting acceleration as of immediately prior to the effective date of certain change in control transactions involving us, such as our liquidation or a dissolution of or an event that results in a material change in the ownership of our company. For a description of the terms of the 2011 Incentive Plan, see “—Employment Agreements and Arrangements—Employee Benefit and Stock Plans—2011 Equity Incentive Plan.”

Director Compensation Table

The following table sets forth certain summary information for the year ended December 31, 2011 with respect to the compensation of our non-employee directors. Neither Mr. King nor Dr. Palmer, each of whom are executive officers, received or receives any additional compensation for serving on our board of directors or its committees.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Stock Awards ($)(3)(4)	Total ($)
Thomas A. Schreck	55,972	—	204,050	260,022
Howard B. Rosen	46,086	—	15,159	61,245
Stephen J. Hoffman Ph.D., M.D.	31,167	—	—	31,167
Guy P. Nohra	39,528	—	—	39,528
Mark Wan	36,528	—	—	36,528
Mark G. Edwards	13,543	32,514	—	46,057

(1)

The dollar amount in this column represents the grant date fair value of the stock option award granted to Mr. Edwards on September 26, 2011. This amount has been calculated in accordance with ASC 718 using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 1 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option award.

(2)	As of December 31, 2011, the following directors held options to purchase the following number of shares of the Company’s common stock: Mr. Schreck, 325,000; Mr. Rosen, 38,750; Mr. Edwards, 15,000.
(3)

The dollar amounts in this column represent the aggregate grant date fair value of all restricted stock unit awards granted during the indicated year. The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock on the date of grant.

(4)	As of December 31, 2011, the following directors held restricted stock units to purchase the following number of shares of the Company’s common stock: Mr. Schreck, 44,359; Mr. Rosen, 3,296.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)(4)(5)
Equity compensation plans approved by security holders(1)	2,653,836	$3.08	1,225,911
Equity compensation plans not approved by security holders	—	$—	—

Total	2,653,836		1,225,911

(1)	Consists of the 2006 Plan, the 2011 Plan and the ESPP.
(2)

Includes 257,868 shares subject to outstanding restricted stock units that will entitle the holder to one share of common stock for each unit that vests over the holder’s period of continued service with us.

(3)

The calculation does not take into account the 257,868 shares of common stock subject to outstanding restricted stock units. Such shares will be issued at the time the restricted stock units vest, without any cash consideration payable for those shares.

(4)

Consists of shares available for future issuance under the 2011 Incentive Plan, including shares that were previously available for future issuance under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for our IPO, and the ESPP. As of December 31, 2011, 1,024,147 shares of common stock were available for issuance under the 2011 Incentive Plan and 201,764 shares of common stock were available for issuance under the ESPP.

(5)

The initial aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2011 Incentive Plan was 1,875,000 shares, which number was the sum of (i) 51,693 shares remaining available for future grant under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for our IPO, and (ii) an additional 1,823,307 new shares. The number of shares of our common stock reserved for issuance under the 2011 Incentive Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our board of directors. The initial aggregate number of shares of common stock that may be issued pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates under the ESPP was 250,000 shares. The number of shares of our common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lower of (i) 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) a number of shares of common stock as determined by our board of directors.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2012 by: (i) each director; (ii) each named executive officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	% of Total
5% Stockholders:
Funds affiliated with Three Arch Entities(2)	7,665,425	39.17%
Funds affiliated with Skyline Venture Partners(3)	3,887,235	19.87%
Funds affiliated with Alta Partners(4)	2,794,907	14.28%
Entities affiliated with FMR LLC(5)	1,104,700	5.65%

Named Executive Officers and Directors:
Richard A. King(6)	332,685	1.70%
Jim H. Welch(7)	68,125	0.35%
Pamela P. Palmer, M.D., Ph.D.(8)	618,689	3.16%
Badri Dasu(9)	103,192	0.53%
Lawrence G. Hamel(10)	136,846	0.70%
Thomas A. Schreck(11)	620,113	3.17%
Mark Wan(12)	7,665,425	39.17%
Stephen J. Hoffman, Ph.D., M.D.(13)	3,887,235	19.87%
Guy P. Nohra(14)	2,794,907	14.28%
Howard B. Rosen(15)	36,961	0.19%
Mark G. Edwards(16)	52,500	0.27%
All executive officers and directors as a group (11 persons)(17)	16,316,678	83.39%

(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 19,567,778 shares outstanding on January 31, 2012, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes shares of common stock issuable pursuant to the exercise of stock options that are exercisable within 60 days of January 31, 2012. Shares issuable pursuant to the exercise of stock options that are exercisable within 60 days of January 31, 2012 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Includes 195,543 shares held by Three Arch Associates III, L.P., 82,795 shares held by Three Arch Associates IV, L.P., 3,637,169 shares held by Three Arch Partners III, L.P. and 3,749,918 shares held by Three Arch Partners IV, L.P. The voting and dispositive decisions with respect to the shares held by Three Arch Associates III, L.P. and Three Arch Partners III, L.P., are made by the following Managing Members of their general partner, Three Arch Management III, L.L.C.: Mark Wan and Wilfred Jaeger, each of whom disclaims beneficial ownership of such shares. The voting and dispositive decisions with respect to the shares held by Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. are made by the following Managing Members of their general partner, Three Arch Management IV, L.L.C.: Mark Wan and Wilfred Jaeger, each of whom disclaims beneficial ownership of such shares. The address for the funds affiliated with Three Arch Partners is 3200 Alpine Road, Portola Valley, CA 94028.

(3)

The 3,877,235 shares are held by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. John G. Freund and Yasunori Kaneko are the Managing Members of Skyline Venture Management IV, LLC, which is the general partner of Skyline Venture Partners Qualified Purchaser Fund IV, L.P., and as such Drs. Freund and Kaneko may be deemed to share voting and dispositive power with respect to all shares of common stock held by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. In addition, Dr. Hoffman, one of our directors, is a Managing Director of Skyline Ventures and as such may be deemed to share voting and dispositive power with respect to all shares of common stock held by Skyline Venture Partners Qualified Purchasers Fund IV, L.P. Each of Drs. Freund, Kaneko and Hoffman disclaims beneficial ownership of such shares. The address for the funds affiliated with Skyline Venture Partners is 525 University Avenue, Ste. 520, Palo Alto, CA 94301.

(4)

The 2,794,907 shares are held by ACP IV, L.P., or ACPIV. ACMP IV, LLC, or ACMPIV, is the general partner of ACPIV. Dan Janney, David Mack and Guy Nohra are directors of ACMPIV and they exercise shared voting and investment power with respect to the securities held by ACPIV. Each of Messrs. Janney, Mack and Nohra disclaims beneficial ownership of such securities. The address for funds affiliated with Alta Partners is One Embarcadero Center 37th Floor, San Francisco, CA 94111.

(5)

Fidelity Management & Research Company, or Fidelity, is a wholly owned subsidiary of FMR LLC and the beneficial owner of 1,104,700 shares of our common stock as a result of acting as the investment adviser to various investment companies, or the Fidelity

Funds. Each of FMR LLC and Edward C. Johnson 3rd, Chairman of FMR LLC, through their control of Fidelity, and the Fidelity Funds, has sole power to dispose of the 1,104,700 shares owned by the Fidelity Funds. Neither FMR LLC nor Edward C. Johnson 3rd has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity Funds’ boards of trustees. The foregoing information is based solely on a Schedule 13G filed with the SEC on February 14, 2012, which provides information only as of December 31, 2011 and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2011 and January 31, 2012.
(6)	Includes 262,457 shares issuable pursuant to stock options exercisable, and 61,728 RSUs which are scheduled to vest, within 60 days of January 31, 2012.
(7)	Includes 53,125 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2012.
(8)	Includes 321,093 shares issuable pursuant to stock options exercisable, and 33,796 RSUs which are scheduled to vest, within 60 days of January 31, 2012.
(9)	Includes 94,140 shares issuable pursuant to stock options exercisable, and 7,434 RSUs which are scheduled to vest, within 60 days of January 31, 2012.
(10)	Includes 124,937 shares issuable pursuant to stock options exercisable, and 8,448 RSUs which are scheduled to vest, within 60 days of January 31, 2012.
(11)

Includes 274,608 shares issuable pursuant to stock options exercisable, and 29,572 RSUs which are scheduled to vest, within 60 days of January 31, 2012, and 16,482 shares held in trust for Mr. Schreck’s children. Mr. Schreck disclaims beneficial ownership of the shares held in trust for Mr. Schreck’s children.

(12)

Mr. Wan is a managing partner of Three Arch Management III, L.L.C. and Three Arch Management IV, L.L.C., and in such capacities he may be deemed to beneficially own the shares owned by the funds affiliated with Three Arch Partners. Mr. Wan disclaims beneficial ownership of these shares. The address of Mr. Wan is c/o Three Arch Partners, 3200 Alpine Road, Portola Valley, CA 94028.

(13)

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

(14)

Mr. Nohra is a director of ACMPIV, and in such capacity he may be deemed to beneficially own the shares owned by ACPIV. Mr. Nohra disclaims beneficial ownership of these shares. The address for Mr. Nohra is c/o Alta Partners, One Embarcadero Center 37th Floor, San Francisco, CA 94111.

(15)	Represents 34,765 shares issuable pursuant to stock options exercisable, and 2,196 RSUs which are scheduled to vest, within 60 days of January 31, 2012.
(16)	Includes 2,500 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2012.
(17)	Includes 1,167,625 shares issuable pursuant to stock options exercisable, and 140,281 RSUs which are scheduled to vest, within 60 days of January 31, 2012.

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

Certain Transactions With or Involving Related Persons

The following is a summary of transactions since January 1, 2011 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at fiscal years ended 2010 and 2011 and in which any of our executive officers, directors or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Item 11. Executive Compensation” appearing elsewhere in this Form 10-K.

Bridge Note and Warrant Transfer

In February 2011, ACP IV, L.P., a participant in our 2010 bridge loan and warrant financing, agreed to transfer a 37% interest in its note and the associated portion of its warrant for nominal consideration to funds affiliated with Three Arch Partners, Skyline Venture Partners and Kaiser Foundation Hospitals pro rata among them based on each entity’s affiliated funds’ then-current beneficial ownership of our outstanding capital stock, with such transfer effective immediately prior to the closing of our IPO. As a result of the foregoing transfer, effective immediately prior to the closing of our IPO:

•

funds affiliated with Three Arch Partners acquired warrants which were subsequently exercised, on a net issuance basis, for an aggregate of 5,236 shares of Series C preferred stock (which shares were converted into the same number of shares of common stock in connection with our IPO) and notes in an aggregate principal amount of $390,704;

•

funds affiliated with Skyline Venture Partners acquired a warrant which was subsequently exercised, on a net issuance basis, for 2,730 shares of Series C preferred stock (which shares were converted into the same number of shares of common stock in connection with our IPO) and a note in a principal amount of $203,676;

•

funds affiliated with Kaiser Foundation Hospitals acquired warrants which were subsequently exercised, on a net issuance basis, for an aggregate of 672 shares of Series C preferred stock (which shares were converted into the same number of shares of common stock in connection with our IPO) and notes in an aggregate principal amount of $50,176; and

•

funds affiliated with ACP IV, L.P. continued to hold a warrant which was subsequently exercised, on a net issuance basis, for 14,713 shares of Series C preferred stock (which shares were converted into the same number of shares of common stock in connection with our IPO) and a note in a principal amount of $1,097,487.

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

Our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that all of our directors, other than Messrs. King and Schreck and Dr. Palmer, qualify as “independent” directors within the meaning of the NASDAQ rules. Accordingly, a majority of our directors are independent, as required under applicable NASDAQ rules. In making this determination, our board considered Mr. Nohra’s affiliation with Alta Partners, one of our stockholders, Dr. Hoffman’s affiliation with Skyline Ventures, one of our stockholders and Mr. Wan’s affiliation with Three Arch Partners, one of our stockholders. Our non-employee directors have been meeting, and we anticipate that they will continue to meet, in regularly scheduled executive sessions at which only non-employee directors are present.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

In connection with the audit of our 2011 financial statements, we entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP will perform audit and interim services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table represents aggregate fees billed to our company for the fiscal years ended December 31, 2011 and 2010 by Ernst & Young LLP, our independent registered public accounting firm:

	Fiscal Year Ended
	2011	2010
Audit Fees	$435,825	$1,220,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$435,825	$1,220,000

Audit Fees: Consists of fees for professional services rendered for the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Related to the year ended December 31, 2010, fees of $890,000 were billed in connection with the filing of our Registration Statements on Form S-1.

Pre-Approval Policies and Procedures

Our audit committee pre-approves all audit and permissible non-audit services provided by Ernst & Young LLP. These services may include audit services, audit-related services, tax services and other services. Pre-approval may be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis.

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

(b) Exhibits—The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of June 29, 2011.(7)

4.7	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, dated as of June 29, 2011.(8)

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(9)

10.2+	2006 Stock Plan, as amended.(10)

10.3+	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice under 2006 Stock Plan.(11)

10.4+	2011 Equity Incentive Plan.(12)

10.5+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.(13)

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.(14)

10.7+	2011 Employee Stock Purchase Plan.(15)

10.8	Lease Agreement, between Metropolitan Life Insurance Company and Registrant, dated January 2, 2007.(16)

Exhibit Number	Description of the Document

10.9	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011.

10.10	Loan and Security Agreement between Registrant and Pinnacle Ventures, L.L.C., as agent for the Lenders (as defined therein) and the Lenders, dated September 16, 2008.(17)

10.11	Note and Warrant Purchase Agreement between Registrant and the Purchasers defined therein, dated September 14, 2010, as amended.(18)

10.12	Loan and Security Agreement among the Registrant, Hercules Technology II, L.P. and Hercules Technology Growth Capital, dated as of June 29, 2011. (19)

10.13	Award/Contract with the U.S. Army Medical Research and Material Command, dated May 26, 2011.(20)

10.14+	Offer Letter between the Registrant and Thomas Schreck, dated August 15, 2006.(21)

10.15+	Amended and Restated Offer Letter between the Registrant and Larry Hamel, dated December 31, 2010.(22)

10.16+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.(23)

10.17+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.(24)

10.18+	Amended and Restated Offer Letter between the Registrant and Richard King, dated December 31, 2010.(25)

10.19+	Amended and Restated Offer Letter between the Registrant and James Welch, dated December 29, 2010.(26)

10.20+	Resignation Agreement, between the Registrant and Thomas Schreck, dated May 6, 2010.(27)

10.21+	Non-Employee Director Compensation Policy.(28)

10.22+	Summary of 2011 Cash Bonus Plan.(29)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(10)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(11)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s annual report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(12)	Incorporated herein by reference to Exhibit 99.3 to the Registrant’s registration statement on Form S-8 (File No. 333-172409), as filed with the SEC on February 24, 2011.
(13)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(14)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s annual report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(15)	Incorporated herein by reference to Exhibit 99.6 to the Registrant’s registration statement on Form S-8 (File No. 333-172409), as filed with the SEC on February 24, 2011.
(16)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(17)	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(18)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(19)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(20)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-35068), as filed with the SEC on August 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(22)	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(23)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(24)	Incorporated herein by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(25)	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(26)	Incorporated herein by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.

(27)	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(28)	Incorporated by reference to the information under “Item 11. Executive Compensation—Director Compensation—Non-Employee Director Compensation” of this Annual Report on Form 10-K.
(29)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 16, 2011.
*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2012	AcelRx Pharmaceuticals, Inc.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. King Richard A. King	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2012

/s/ James H. Welch James H. Welch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2012

/s/ Thomas A. Schreck Thomas A. Schreck	Chairman	March 23, 2012

/s/ Pamela P. Palmer, M.D., Ph.D. Pamela P. Palmer, M.D., Ph.D.	Chief Medical Officer and Director	March 23, 2012

/s/ Mark G. Edwards Mark G. Edwards	Director	March 23, 2012

/s/ Stephen J. Hoffman, Ph.D., M.D. Stephen J. Hoffman, Ph.D., M.D.	Director	March 23, 2012

Signature	Title	Date

/s/ Guy P. Nohra Guy P. Nohra	Director	March 23, 2012

/s/ Howard B. Rosen Howard B. Rosen	Director	March 23, 2012

/s/ Mark Wan Mark Wan	Director	March 23, 2012

ACELRX PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2011 and 2010	F-3
Statements of Operations for each of the three years in the period ended December 31, 2011, and for the period from July 13, 2005 (inception) through December 31, 2011	F-4
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from July 13, 2005 (inception) through December 31, 2011	F-5
Statements of Cash Flows for each of the three years in the period ended December 31, 2011, and for the period from July 13, 2005 (inception) through December 31, 2011	F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AcelRx Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of AcelRx Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011, and for the period from July 13, 2005 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcelRx Pharmaceuticals, Inc. (a development stage company) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, and for the period from July 13, 2005 (inception) through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 23, 2012

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

(in thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,794	$3,055
Short-term investments	27,991	627
Prepaid expenses and other current assets	2,361	2,097

Total current assets	38,146	5,779
Property and equipment, net	2,306	800
Restricted cash	205	205
Other assets	178	46

TOTAL ASSETS	$40,835	$6,830

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,530	$543
Accrued liabilities	2,511	859
Convertible notes	—	6,805
Long-term debt, current portion	3,804	5,204

Total current liabilities	7,845	13,411
Deferred rent	15	245
Long-term debt, net of current portion	15,275	—
Contingent put option liability	232	—
Call option liability	—	596
Convertible preferred stock warrant liability	—	2,529

Total liabilities	23,367	16,781

Commitments and Contingencies
Convertible preferred stock, $0.001 par value—10,000,000 shares and 46,736,125 shares authorized as of December 31, 2011 and 2010; no shares and 7,151,802 shares issued and outstanding as of December 31, 2011 and 2010; liquidation preference of $0 and $56,224 as of December 31, 2011 and 2010	—	55,941

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value—100,000,000 and 71,000,000 shares authorized as of December 31, 2011 and 2010; 19,567,778 and 674,353 shares issued and outstanding as of December 31, 2011 and 2010	22	3
Additional paid-in capital	106,110	2,668
Deficit accumulated during the development stage	(88,664)	(68,563)

Total stockholders’ equity (deficit)	17,468	(65,892)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$40,835	$6,830

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,			Period from July 13, 2005 (Inception) Through December 31, 2011
	2011	2010	2009
Research grant revenue	$1,072	$—	$—	$1,072
Operating expenses:
Research and development	13,624	8,193	15,502	67,421
General and administrative	6,800	3,993	3,529	19,294

Total operating expenses	20,424	12,186	19,031	86,715

Loss from operations	(19,352)	(12,186)	(19,031)	(85,643)
Interest income	52	4	33	1,607
Interest expense	(2,309)	(1,397)	(1,242)	(5,439)
Other income (expense), net	1,508	(765)	121	811

Net loss	$(20,101)	$(14,344)	$(20,119)	$(88,664)

Net loss per share of common stock, basic and diluted	$(1.16)	$(21.84)	$(34.93)

Shares used in computing net loss per share of common stock, basic and diluted	17,344,727	656,650	576,021

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 13, 2005 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Net and comprehensive loss	—	—	—	—	—	(40)	—	(40)

Balance as of December 31, 2005	—	—	—	—	—	(40)	—	(40)
Issuance of restricted common stock to founders	—	—	250,000	1	—	—	—	1
Issuance of Series A convertible preferred stock (net of issuance costs of $100)	2,111,639	21,016	—	—	—	—	—	—
Issuance of common stock upon the exercise of common stock warrants	—	—	25,534	1	50	—	—	51
Stock-based compensation related to restricted stock	—	—	20,833	—	42	—	—	42
Comprehensive loss:
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(3,768)	—	(3,768)

Total comprehensive loss								(3,769)

Balance as of December 31, 2006	2,111,639	21,016	296,367	2	92	(3,808)	(1)	(3,715)
Stock-based compensation related to restricted stock	—	—	127,448	1	116	—	—	117
Stock-based compensation related to stock options	—	—	—	—	33	—	—	33
Comprehensive loss:
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	(9,630)	—	(9,630)

Total comprehensive loss								(9,624)

Balance as of December 31, 2007	2,111,639	21,016	423,815	3	241	(13,438)	5	(13,189)
Issuance of Series B convertible preferred stock (net of issuance costs of $78)	1,263,635	20,140	—	—	—	—	—	—
Stock-based compensation related to restricted stock	—	—	97,812	—	271	—	—	271
Stock-based compensation related to stock options	—	—	—	—	197	—	—	197
Contribution of common stock to a charitable organization	—	—	2,500	—	14	—	—	14
Comprehensive loss:		—	—	—	—	—	—	—
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	34	34
Net loss	—	—	—	—	—	(20,662)	—	(20,662)

Total comprehensive loss								(20,628)

Balance as of December 31, 2008 (carried forward)	3,375,274	41,156	524,127	3	723	(34,100)	39	(33,335)

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	3,375,274	41,156	524,127	$3	$723	$(34,100)	$39	$(33,335)
Issuance of Series C convertible preferred stock (net of issuance costs of $99)	3,757,253	14,715	—	—	—	—	—	—
Stock-based compensation related to restricted stock	—	—	74,375	—	163	—	—	163
Stock-based compensation related to stock options	—	—	—	—	312	—	—	312
Issuance of common stock upon exercise of stock options	—	—	21,614	—	26	—	—	26
Comprehensive loss:			—	—	—	—	—	—
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	—	—	(20,119)	—	(20,119)

Total comprehensive loss								(20,160)

Balance as of December 31, 2009	7,132,527	55,871	620,116	3	1,224	(54,219)	(2)	(52,994)
Issuance of Series C convertible preferred stock (net of issuance costs of $99)	19,275	70	—	—	—	—	—	—
Stock-based compensation related to restricted stock	—	—	43,282	—	93	—	—	93
Stock-based compensation related to stock options	—	—	—	—	1,330	—	—	1,330
Issuance of common stock upon exercise of stock options	—	—	10,955	—	21	—	—	21
Comprehensive loss:
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(14,344)	—	(14,344)

Total comprehensive loss								(14,342)

Balance as of December 31, 2010	7,151,802	$55,941	674,353	$3	$2,668	$(68,563)	—	$(65,892)

Conversion of convertible preferred stock to common stock	(7,151,802)	(55,941)	8,555,713	8	55,933	—	—	55,941
Conversion of Bridge Note and warrants to common stock	—	—	2,141,684	2	9,579	—	—	9,824
Issuance of Warrants	—	—	—	—	967	—	—	967
Stock-based compensation	—	—	—	—	1,833	—	—	1,833
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	—	—	147,792	1	60	—	—	61
Issuance of common stock upon ESPP purchase	—	—	48,236	—	139	—	—	139
Issuance of common stock upon IPO, net of offering-related costs of $5.1 million	—	—	8,000,000	8	34,931	—	—	34,939
Comprehensive loss:			—	—	—	—	—	—
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(20,101)	—	(20,101)

Total comprehensive loss	—	—	—	—	—	—	—	(20,101)

Balance as of December 31, 2011	—	—	19,567,778	$22	$106,110	$(88,664)	—	$17,468

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(in thousands)

	Year Ended December 31,			Period from July 13, 2005 (Inception) Through December 31, 2011
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,101)	$(14,344)	$(20,119)	$(88,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513	479	481	2,078
Amortization of premium/discount on investments, net	195	—	—	195
Interest expense related to debt financing	1,619	717	280	2,827
Stock-based compensation	1,833	1,424	463	4,346
Contribution of shares to charitable organizations	—	—	—	14
Revaluation of convertible preferred stock warrant liability, call option liability and put option liability	(1,512)	1,257	(71)	(84)
Realized gain on sale of investments	—	—	(29)	(29)
Loss on disposal of property and equipment	—	5	—	5
Changes in operating assets and liabilities:
Prepaids and other assets	(434)	(120)	138	(983)
Restricted cash	—	—	—	(205)
Accounts payable	987	(371)	(271)	1,530
Accrued liabilities	1,788	(1,091)	(119)	878
Deferred rent	(175)	(181)	(171)	69

Net cash used in operating activities	(15,287)	(12,225)	(19,418)	(78,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,019)	(4)	(111)	(4,388)
Purchase of investments	(39,367)	(4,922)	(13,906)	(84,667)
Proceeds from sales of investments	2,082	—	19,733	21,815
Proceeds from maturities of investments	9,725	9,691	2,900	34,716

Net cash provided by (used in) investing activities	(29,579)	4,765	8,616	(32,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of costs	34,939	—	—	34,939
Proceeds from the issuance of long-term debt	19,762	—	—	32,383
Payment of long-term debt	(5,297)	(4,726)	(2,861)	(13,221)
Proceeds from issuance of convertible promissory notes	—	8,000	—	9,000
Proceeds from issuance of common stock	201	21	26	299
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	70	14,715	54,941

Net cash provided by financing activities	49,605	3,365	11,880	118,341

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,739	(4,095)	1,078	7,794
CASH AND CASH EQUIVALENTS—Beginning of period	3,055	7,150	6,072	—

CASH AND CASH EQUIVALENTS—End of period	$7,794	$3,055	$7,150	$7,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,162	$584	$979	$2,902

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of convertible preferred stock warrants	$—	$1,223	$—	$1,223
Beneficial conversion features related to convertible notes	$—	$1,699	$—	$1,699
Issuance of call option related to convertible note	$—	$476	$—	$476
Conversion of convertible promissory notes into common stock	$8,137	$—	$—	$8,137
Issuance of common stock upon cashless exercise of warrants	$536	$—	$—	$536
Reclassification of warrant liability and call option liability to equity	$906	$—	$—	$906
Issuance of warrants for common stock	$967	$—	$—	$967
Contingent put option liability	$232	$—	$—	$232

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through December 31, 2011. In addition, the Company had an accumulated deficit of $88.7 million and $68.6 million as of December 31, 2011 and 2010, respectively. Through December 31, 2011, the Company has relied primarily on the proceeds from equity offerings and loan proceeds to finance its operations. Management believes that the Company’s current cash, cash equivalents and investments will be sufficient to fund the Company’s current operations into the first quarter of 2013. The Company will need to raise additional funding or otherwise enter into collaborations to support future operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities to reduce costs. Doing so may affect the Company’s ability to operate effectively. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Such management estimates include the fair value of common stock, stock-based compensation expense, valuation of deferred tax assets and the fair value of convertible preferred stock warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable, however, actual results could differ from those estimates.

Concentration of Risk

The Company invests cash that is currently not being used for operational purposes in accordance with its investment policy in low risk debt securities of the U.S. Treasury and U.S. government sponsored agencies. The Company is exposed to credit risk in the event of default by the institutions holding the cash equivalents and available-for sale securities to the extent recorded on the balance sheet.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market instruments and commercial paper. The Company places its cash, cash equivalents and marketable securities with high quality, U.S. government institutions and, to date, has not experienced material losses on any of its balances. The Company records cash equivalents at amortized cost, which approximates the fair value.

All marketable securities are classified as available-for-sale. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders' equity (deficit). The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income or expense. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in interest and other income in the statements of operations. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. When the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, it reduces the carrying value of the security it holds and records a loss in the amount of such decline.

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets and, if indicators of asset impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through an analysis of the undiscounted future expected operating cash flows. If impairment is indicated, the Company records the amount of such impairment for the excess of the carrying value of the asset over its estimated fair value. As of December 31, 2011, the Company has not written down any of its long-lived assets as a result of impairment.

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

Research and Development Expenses

Research and development costs are charged to expense when incurred. Research and development expenses include salaries, employee benefits, laboratory supplies, costs associated with clinical trials and manufacturing, other professional services and facility costs. Expenses related to clinical trials generally are accrued based on the level of patient enrollment and activity according to the protocol. The Company monitors patient enrollment levels and related activity to the extent possible and adjusts accrual estimates accordingly.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). For the Company, other comprehensive income (loss) consists of changes in unrealized gains and losses on the Company’s investments. Total comprehensive loss for all periods presented has been disclosed in the statements of convertible preferred stock and stockholders’ equity (deficit).

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

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

Income Taxes

Deferred tax assets and liabilities are measured based on differences between the financial reporting and tax basis of assets and liabilities using enacted rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

Stock-Based Compensation

Compensation expense for all share-based payment awards made to employees and directors, including employee share options, restricted stock units and employee share purchases related to the Employee Share Purchase Plan, or ESPP, is based on estimated fair values at grant date. The Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and generally recognizes the fair value as stock-based compensation expense on a straight-line basis over the vesting period of the respective awards.

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Estimates of expected life are primarily determined using the simplified method in accordance with guidance provided by the SEC. Such method was utilized as the Company did not believe its historical option exercise experience, which was limited, provided a reasonable basis upon which to estimate expected term. Volatility is derived from historical volatilities of several public companies within our industry that are deemed to be comparable to our business because we have limited information on the volatility of our common stock since we had no trading history prior to completion of our IPO in February 2011. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Segment Information

The Company operates in one operating segment and has operations solely in the United States.

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

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$641	$—	$—	$641
Money market funds	6,883	—	—	6,883
U.S. government agency securities	270	—	—	270

Total cash and cash equivalents	$7,794	$—	$—	$7,794
Marketable securities:
U.S. government agency securities	27,991	—	—	27,991

Total marketable securities	$27,991	$—	—	$27,991
Total cash, cash equivalents and investments	$35,785	$—	$—	$35,785

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$103	$—	$—	$103
Money market funds	79	—	—	79
U.S. government agency securities	2,873	—	—	2,873

Total cash and cash equivalents	$3,055	$—	$—	$3,055
Marketable securities:
U.S. government agency securities	627	—	—	627

Total marketable securities	$627	$—	$—	$627
Total cash, cash equivalents and investments	$3,682	$—	$—	$3,682

None of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the years ended December 31, 2011 and 2010. There were no other-than-temporary impairments for these securities at December 31, 2011 or December 31, 2010.

As of December 31, 2011, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds. For Level II instruments, the Company estimates fair value by using benchmark yields, reported trades, broker dealer quotes and issuer spreads. Such Level II instruments include U.S. treasury and U.S. government agency obligations. As of December 31, 2011, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules, which was classified as a Level III liability. As of December 31, 2011, the estimated fair value of the contingent put option liability was $232,000 which was determined by using a

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2011
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$6,883	$6,883	$—	$—
U.S. government agency obligations	28,261	—	28,261	—

Total assets measured at fair value	$35,144	$6,883	$28,261	$—

Liabilities
Contingent put option liability	$232	—	—	$232

Total liabilities measured at fair value	$232	$—	$—	$232

	As of December 31, 2010
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$79	$79	$—	$—
U.S. government agency obligations	3,500	—	3,500	—

Total assets measured at fair value	$3,579	$79	$3,500	$—

Liabilities
Convertible preferred stock warrant liability	$2,529	$—	$—	$2,529
Call option liability	$596	—	—	$596

Total liabilities measured at fair value	$3,125	$—	$—	$3,125

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities (in thousands):

Year Ended December 31, 2011
Fair value—beginning of period	$3,125
Exercise of warrants	(536)
Reclassification of warrant liability	(906)
Contingent put option liability	62
Change in fair value of Level III liabilities	(1,513)

Fair value—end of period	$232

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2011	2010
Research equipment	$1,350	$1,003
Leasehold improvements	2,066	1,008
Computer equipment and software	240	230
Construction in Process	309	—
Tooling	283	—
Furniture and fixtures	107	107

Total property, plant and equipment	4,355	2,348
Less accumulated depreciation and amortization	(2,049)	(1,548)

	$2,306	$800

Depreciation and amortization expense was $513,000, $479,000, $481,000 and $2,078,000 during the years ended December 31, 2011, 2010, 2009 and the period from July 13, 2005 (inception) through December 31, 2011.

4. Research Grant Agreement

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

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $1.1 million for year ended December 31, 2011 and $0 for the years ended December 31, 2010 and 2009.

5. Long-Term Debt

Hercules Loan and Security Agreement

In June 2011, AcelRx entered into a loan and security agreement with Hercules, under which AcelRx may borrow up to $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The Company’s obligations associated with the agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

The Company borrowed the first tranche of $10.0 million upon the closing of the transaction on June 29, 2011 and borrowed the second tranche of $10.0 million in December 2011. The Company used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain loan and security agreement between the Company and Pinnacle Ventures, L.L.C., or Pinnacle Ventures, dated September 16, 2008. The agreement with Pinnacle Ventures is described further below. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 8.50% plus the positive difference between the prime rate as reported from time to time in The Wall Street Journal and 5.25%, and (ii) 8.50%. The Company will make interest only payments until June 30, 2012, followed by equal monthly payments of principal and interest through the scheduled maturity date on December 1, 2014.

Subject to certain conditions and limitations set forth in the Hercules loan and security agreement, the Company has the right to convert up to $3.0 million of scheduled principal installments under the notes into that number of freely tradable shares of common stock equal to (x) the product of (A) the principal amount to be so converted and (B) 103%, divided by (y) $5.73 per share.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.2 million. This option is considered a contingent put option liability as the holder of the loan may exercise the option in the event of default and, is considered an embedded derivative which must be valued and separately accounted for in the Company’s financial statements. As of December 31, 2011, the estimated fair value of the contingent put option liability was $232,000 which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statement of operations.

In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 7 “Warrants,” for further description.

As of December 31, 2011, the Company had outstanding borrowings under the Hercules loan and security agreement of $19.0 million, net of debt discounts of $1.0 million. Amortization of the debt discounts, which was recorded as Interest Expense, was $254,000 for the year ended December 31, 2011.

Pinnacle Loan and Security Agreement

In September 2008, the Company entered into a $12.0 million loan and security agreement with Pinnacle. In November 2008, the Company drew down all $12.0 million of the loan facility. On June 29, 2011, upon execution of the Hercules loan and security agreement, the Pinnacle agreement was terminated and the outstanding balance of $2.8 million was repaid. The unamortized portion of the final balloon payment and deferred financing costs were recorded to interest expense upon termination of the agreement.

As of December 31, 2011 and December 31, 2010, the Company had outstanding borrowings under the Pinnacle loan and security agreement of $0 million and $5.2 million.

Future Payments on Long-Term Debt

The following table summarizes our outstanding future payments associated with our long-term debt as of December 31, 2011 (in thousands):

		Payment by Period
Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal Payments on Long-Term Debt	$20,000	$4,278	$15,722	$—	—
Interest Payments on Long-Term Debt	3,226	1,636	1,590	$—	—

Total	$23,226	$5,914	$17,312	$—	—

6. Convertible Notes

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

Upon the election of the holders of a majority of the aggregate principal amount payable under the 2010 Convertible Notes outstanding, the Company was required to sell an additional $4.0 million of 2010 Convertible

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

Notes. This additional $4.0 million was determined to be a call option that was recorded at its fair value of $476,000 as a debt discount that would have been amortized to interest expense over the one-year term of the 2010 Convertible Notes. The fair value of the call option was determined by evaluating multiple potential scenarios using a market approach and an income approach depending on the scenario and discounting these values back to the appropriate date while applying estimated probabilities to each scenario value. These scenarios included a potential initial public offering, merger or sale of the Company at different times during 2011 and 2012 as well as remaining private. The fair value of the call option as of December 31, 2010 was $596,000. During the three months ended March 31, 2011, the 2010 Convertible Notes were amended so that the note holders’ option to invest the second tranche of $4.0 million expired upon the closing of the IPO. The call option was revalued to its fair value as of the IPO date and was written off upon its expiration with a benefit of $596,000 being recognized through other income (expense). In addition, the unamortized debt discount in the amount of $1.1 million at the time of the IPO was recognized as interest expense in connection with the conversion of the notes.

7. Warrants

Series A Warrants

In March 2007, the Company entered into an equipment financing agreement in which the Company issued immediately exercisable and fully vested warrants to purchase 2,500 shares of its Series A convertible preferred stock, or the Series A warrants, with an exercise price of $10.00 per share. The fair value of the Series A warrants on the date of issuance was $1,000, as determined using the Black-Scholes option-pricing model. This fair value was recorded as a convertible preferred stock warrant liability and as a deferred financing cost in other assets. The fair value was remeasured at the end of each reporting period. In connection with the IPO, the Series A warrants were automatically converted into warrants to purchase 3,425 shares of common stock. As a result of the conversion, these common stock warrants were no longer recorded as liabilities and were, therefore, no longer remeasured as of the end of each reporting period. As of December 31, 2011, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

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

As of December 31, 2011, warrants to purchase 228,264 shares of common stock had not been exercised and were still outstanding. These warrants expire in September 2018.

2010 Warrants

The Company issued warrants in connection with the 2010 Convertible Notes in September 2010, or the 2010 Warrants. The 2010 Warrants were exercisable into shares of convertible preferred stock. The 2010 Warrants would have terminated if not exercised immediately prior to the IPO. The 2010 Warrants allowed for cashless exercises.

The Company determined the fair value of the 2010 Warrants to be $1.2 million upon issuance, as determined using the Black-Scholes option-pricing model which was recorded as a convertible preferred stock warrant liability and a debt discount. As of December 31, 2010, the related warrant liability was $1.3 million. In connection with the IPO, the 2010 Warrants were net exercised into shares of Series C convertible preferred stock, which shares were automatically converted to 107,246 shares of common stock immediately prior to the IPO. Immediately before the exercise into Series C convertible preferred stock, the 2010 Warrants were remeasured to fair value with the change in the fair value of these warrants of $763,000 being recorded as a benefit through other income (expense), net during the three months ended March 31, 2011. Immediately after the exercise into Series C convertible preferred stock, the remaining liability of $536,000 was reclassified to additional paid-in capital.

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

As of December 31, 2011, warrants to purchase 274,508 shares of common stock issued to Hercules had not been exercised and were still outstanding.

8. Commitments and Contingencies

Operating Leases

In January 2007, the Company entered into a non-cancelable lease agreement for office and laboratory facilities in Redwood City, California. The lease term commenced in April 2007 and expires in April 2012. Rental

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

expense from the facility lease is recognized on a straight-line basis from the inception of the lease in January 2007, the early access date, through the end of the lease. Rent expense was $173,000, $158,000, $158,000 and $990,000 during the years ended December 31, 2010, 2009, 2008 and the period from July 13, 2005 (inception) through December 31, 2011.

In December 2011, we entered into a non-cancelable lease agreement for office and laboratory facilities in Redwood City, California, which will serve as our new headquarters, effective April 2012. The lease agreement expires in May 2016. Rental expense from the facility lease is recognized on a straight-line basis from the inception of the lease in December 2011, the early access date, through the end of the lease.

Future minimum payments under the lease agreements as of December 31, 2011 are as follows (in thousands):

Year Ending December 31:
2012	$312
2013	381
2014	392
2015	404
2016	142

Total minimum payments	$1,631

During the year ended December 31, 2011, the Company made regular payments on the operating lease of $348,000.

During 2007, the landlord provided a tenant improvement allowance of $746,000 to the Company to complete the office and lab facility. The Company has recorded the tenant improvement allowance paid by the landlord as a leasehold improvement asset and a deferred rent liability on the balance sheet. The allowance is amortized as a credit to rent expense over the term of the lease, and the leasehold improvements are amortized as depreciation expense over the period from when the improvements were placed in service until the end of their useful life, which is the end of the lease term. As of December 31, 2011 and 2010, the Company has an unamortized tenant improvement allowance of $54,000 and $245,000, respectively.

Litigation

The Company is not a party to any litigation and does not have contingent reserves established for any litigation liabilities.

9. Stockholders’ Equity

Initial Public Offering

On February 10, 2011, the Company sold 8,000,000 shares of common stock at a price of $5.00 per share in an IPO. The shares began trading on the NASDAQ Global Market on February 11, 2011. The Company received $34.9 million in net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering expenses totaling $5.1 million. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock, as adjusted for the 1-for-4 reverse stock split described below. The

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

convertible preferred stock converted into 8,555,713 shares of common stock. In addition, the principal and accrued interest under the 2010 Convertible Notes converted into 2,034,438 shares of common stock upon the closing of the Company’s IPO and the 2010 Warrants were net exercised for 107,246 shares of Series C convertible preferred stock, which shares were converted to common stock upon the closing of the Company’s IPO. All other outstanding warrants to purchase convertible preferred stock became exercisable into shares of common stock. Concurrently, the Company increased the number of authorized shares of common stock to 100,000,000 with a par value of $0.001 per share and decreased the number of authorized shares of preferred stock to 10,000,000 with a par value of $0.001 per share.

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

Common Stock

On February 10, 2011, the Company sold 8,000,000 shares of common stock at a price of $5.00 per share in an IPO. The shares began trading on the NASDAQ Global Market on February 11, 2011. The Company received $34.9 million in net proceeds from the IPO, after deducting underwriting discounts and commissions and other offering expenses totaling $5.1 million. See Initial Public Offering section above for further details.

Convertible Preferred Stock

Upon the closing of the Company’s IPO in February 2011, all outstanding shares of convertible preferred stock converted into common stock, as described further above, under Initial Public Offering.

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

The Company’s convertible preferred stock, as of December 31, 2010, was as follows:

	As of December 31, 2010
	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference
Series A	8,456,581	2,111,639	$21,116,000
Series B	5,279,544	1,263,635	20,218,000
Series C	33,000,000	3,776,528	14,890,000

Total	46,736,125	7,151,802	$56,224,000

The Company recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classified the convertible preferred stock outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within the Company’s control. During the years ended December 31, 2010 and 2009, the Company did not adjust the carrying values of the redeemable convertible preferred stock to the deemed redemption values of such shares since a liquidation event was not probable.

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

The initial aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2011 Incentive Plan is 1,875,000 shares, which number was the sum of (i) 51,693 shares remaining available for future grant under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for the Company’s IPO, and (ii) an additional 1,823,307 new shares. Then, the number of shares of common stock reserved for issuance under the 2011 Incentive Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. In January 2012, an additional 782,711 shares were authorized for issuance under the 2011 Incentive Plan.

2011 Employee Stock Purchase Plan

Additionally, in January 2011, the board of directors adopted, and the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan, or the ESPP, which also became effective immediately upon the execution and delivery of the underwriting agreement for the IPO.

Initially, 250,000 shares of the Company’s common stock were authorized for issuance under the ESPP pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lower of (1) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (2) a number of shares of common stock as determined by the board of directors. If a purchase right granted under the ESPP terminates without having been exercised, the shares of the Company’s common stock not purchased under such purchase right will be available for issuance under the ESPP. In January 2012, an additional 391,355 shares were authorized for issuance under the 2011 ESPP.

2006 Stock Plan

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

Stock Option Modification

In December 2010, the Company’s board of directors allowed all employees and non-employees to increase the exercise price of stock options granted to them on June 15, 2010 in light of the potential risk of adverse tax consequences under Internal Revenue Service Code Section 409A. Based on the elections by the optionees, 1,233,485 of the 1,316,610 options granted on June 15, 2010, including vested and unvested options, were modified such that the original exercise price of $1.20 per share was increased to $2.56 per share. Accordingly, holders of options to purchase an aggregate 83,125 shares of common stock elected to leave their options unchanged. No other terms of the options were modified and there were no incremental stock-based compensation charges as a result of the re-pricing.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the ESPP as follows (in thousands):

	Year Ended December 31,			Period from July 13, 2005 (Inception) Through December 31, 2011
	2011	2010	2009
Research and development	$785	$810	$311	$2,379
General and administrative	1,048	614	152	1,967

Total	$1,833	$1,424	$463	$4,346

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

The following table summarizes option activity under the 2011 Plan and 2006 Plan:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2007	—	$—
Granted	290,625	1.20
Forfeited	(1,250)	1.20

December 31, 2007	289,375	1.20
Additional options authorized	—	—
Granted	196,875	4.00

December 31, 2008	486,250	2.36
Additional options authorized	—	—
Granted	231,875	5.52
Forfeited	(30,885)	2.56
Exercised	(21,614)	1.20

December 31, 2009	665,626	3.48
Granted	1,441,610	2.72
Forfeited	(87,484)	5.52
Exercised	(10,955)	1.89

December 31, 2010	2,008,797	$2.91
Additional options authorized
Granted	514,958	3.48
Forfeited	(58,022)	3.32
Exercised	(69,765)	1.20

December 31, 2011	2,395,968	$3.08	8.2	150

Vested options—December 31, 2011	1,273,298	$2.88	7.7	$139
Vested and expected to vest—December 31, 2011	2,395,968	$3.08	8.2	$150
Exercisable—December 31, 2011	1,273,298	$2.88	7.7	$139

As of December 31, 2011, there were 1,024,147 shares available for future grant under the 2011 Plan.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2011 is summarized below:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$1.20-$2.56	984,401	7.9	$2.27	757,623	$2.21
$2.56-$4.00	1,091,567	8.6	$3.15	354,274	$3.15
$4.22-$5.52	320,000	8.1	$5.32	161,401	$5.47

	2,395,968	8.2	$3.08	1,273,298	$2.88

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

The weighted average grant-date fair value of options granted during the years ended December 31, 2011, 2010, 2009, and the period from July 13, 2005 (inception) through December 31, 2011, was $2.45, $2.72, $1.96, and $2.08 per share. Total future stock-based compensation expense related to these unvested options based on grant date fair value estimates to be recorded subsequent to December 31, 2011 was $2.4 million which is expected to be recognized over a weighted-average period of 2.5 years. The grant date fair value of shares vested during the years ended December 31, 2011, 2010, 2009 and the period from July 13, 2005 (inception) through December 31, 2011, was $1.1 million, $1.1 million, $244,000 and $2.5 million. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, 2009 and the period from July 13, 2005 (inception) through December 31, 2011 was $204,000, $3,000, $62,000 and $269,000.

The Company used the following assumptions to calculate the fair value of each employee stock option:

	Year Ended December 31,			Period from July 13, 2005 (Inception) Through December 31, 2011
	2011	2010	2009
Expected term (in years)	5.75-6.25	5.75-6.25	6.25	5.75-6.25
Risk-free interest rate	1.1%-2.5%	1.6%-4.6%	3.0%	1.1%-4.6%
Expected volatility	79%	75%	73%	70%-79%
Expected dividend rate	0%	0%	0%	0%

Restricted Stock Units

In March 2011, the Company granted 343,815 Restricted Stock Units, or RSUs, to employees and directors under the 2011 Plan at a grant date fair value of $3.45. The fair value of the RSUs was determined on the date of grant based on the market price of the Company’s common stock. RSUs are recognized as expense ratably over the vesting period and the Company’s RSU’s generally vest over three years as follows: 25% on the 6 month anniversary of the vesting commencement date, 25% on the 12 month anniversary of the vesting commencement date, 25% on the 24 month anniversary of the vesting commencement date and 25% on the 36 month anniversary of the vesting commencement date, so long as the RSU recipient continues to provide services to the Company. As of December 31, 2011, there were 257,868 RSUs outstanding. During 2011, 7,920 RSUs were forfeited and 78,027 common shares were issued upon settlement of vested RSUs. The expense related to RSUs during the year ended December 31, 2011 was $492,000.

11. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the years ended December 31, 2011, 2010 and 2009 (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(20,101)	$(14,344)	$(20,119)

Shares used in computing net loss per share of common stock, basic and diluted	17,345	656,650	576,021

Net loss per share of common stock, basic and diluted	$(1.16)	$(21.84)	$(34.93)

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2011	2010	2009
Convertible preferred stock	—	7,151,802	7,132,527
Stock options to purchase common stock	2,395,968	2,008,797	665,626
Restricted shares of common stock subject to repurchase	—	—	43,282
Restricted Stock Units	257,868	—	—
Convertible preferred stock warrants(1)	—	230,764	230,764
Common stock warrants	506,197	—	—

(1)	Upon execution of the IPO, the 230,764 then outstanding convertible preferred stock warrants were converted to the same number of common stock warrants and remain outstanding as of December 31, 2011.

12. Comprehensive Loss

Activities in comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(20,101)	$(14,344)	$(20,119)
Increase / (Decrease) in unrealized gains on marketable securities	—	2	(41)

Comprehensive loss	$(20,101)	$(14,342)	$(20,160)

13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accounts payable	$1,530	$543
Accrued compensation and employee benefits	1,302	375
Accrued pharmaceutical development	497	—
Professional fees	180	295
Interest Payable	116	97
Other	416	92

Total accounts payable and accrued liabilities	$4,041	$1,402

14. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a discretionary safe harbor

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

profit-sharing contribution equal to 3% of the related compensation. Eligible employees are 100% vested in this safe harbor profit-sharing contribution regardless of whether they make salary deferrals into the 401(k) plan. Company contributions were $108,000, $106,000, $133,000 and $473,000 during the years ended December 31, 2011, 2010, 2009 and the period from July 13, 2005 (inception) through December 31, 2011.

15. Income Taxes

The Company did not record a provision for income taxes during the years ended December 31, 2011, 2010 and 2009. Net deferred tax assets as of December 31, 2011 and 2010 consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Accruals and other	$623	$470
Research credits	1,936	1,554
Net operating loss carryforward	32,646	25,403

Total deferred tax assets	35,205	27,427
Valuation allowance	(35,205)	(27,427)

Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax at statutory federal rate	$(6,834)	$(4,877)	$(6,840)
State tax—net of federal benefit	(1,104)	(757)	(1,300)
Other	161	853	(272)
Change in valuation allowance	7,777	4,781	8,412

Provision (benefit) for income taxes	$—	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.8 million, $4.8 million and $8.4 million during the years ended December 31, 2011, 2010 and 2009. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.

As of December 31, 2011, 2010 and 2009, the Company had federal net operating loss carryforwards of $82.2 million, $63.8 million, and $52.9 million which begin to expire in 2025. As of December 31, 2011, 2010, and 2009, the Company had state net operating loss carryforwards of $80.6 million, $63.7 million and $52.8 million, which begin to expire in 2015.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

(in thousands, except share and per share data)

As of December 31, 2011, 2010 and 2009, the Company had federal research credit carryovers of $1.3 million, $1.1 million and $887,000 which begin to expire in 2026. As of December 31, 2011, 2010 and 2009, the Company had state research credit carryovers of $901,000, $748,000 and $599,000 which will carryforward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research credits, to offset its post-change income may be limited.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized benefit—beginning of period	$603	$495	$292
Gross increases—current period tax positions	145	108	203

Unrecognized benefit—end of period	$748	$603	$495

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States and in California. The tax years 2005 through 2011 remain open in both jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

16. Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2011. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2011				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$—	$40	$408	$624	$—	—	$—	$—
Operating Expenses	$3,535	$4,659	$5,813	$6,417	$3,433	$3,309	$2,605	$2,839
Net loss	$(3,204)	$(4,763)	$(5,761)	$(6,373)	$(3,681)	$(3,537)	$(3,601)	$(3,525)
Net loss per share (basic and diluted)	$(0.30)	$(0.25)	$(0.30)	$(0.33)	$(5.85)	$(5.41)	$(5.38)	$(5.23)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of June 29, 2011.(7)

4.7	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, dated as of June 29, 2011.(8)

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(9)

10.2+	2006 Stock Plan, as amended.(10)

10.3+	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice under 2006 Stock Plan.(11)

10.4+	2011 Equity Incentive Plan.(12)

10.5+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.(13)

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.(14)

10.7+	2011 Employee Stock Purchase Plan.(15)

10.8	Lease Agreement, between Metropolitan Life Insurance Company and Registrant, dated January 2, 2007.(16)

10.9	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011.

10.10	Loan and Security Agreement between Registrant and Pinnacle Ventures, L.L.C., as agent for the Lenders (as defined therein) and the Lenders, dated September 16, 2008.(17)

10.11	Note and Warrant Purchase Agreement between Registrant and the Purchasers defined therein, dated September 14, 2010, as amended.(18)

10.12	Loan and Security Agreement among the Registrant, Hercules Technology II, L.P. and Hercules Technology Growth Capital, dated as of June 29, 2011.(19)

10.13	Award/Contract with the U.S. Army Medical Research and Material Command, dated May 26, 2011.(20)

10.14+	Offer Letter between the Registrant and Thomas Schreck, dated August 15, 2006.(21)

Exhibit Number	Description of the Document

10.15+	Amended and Restated Offer Letter between the Registrant and Larry Hamel, dated December 31, 2010.(22)

10.16+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.(23)

10.17+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.(24)

10.18+	Amended and Restated Offer Letter between the Registrant and Richard King, dated December 31, 2010.(25)

10.19+	Amended and Restated Offer Letter between the Registrant and James Welch, dated December 29, 2010.(26)

10.20+	Resignation Agreement, between the Registrant and Thomas Schreck, dated May 6, 2010.(27)

10.21+	Non-Employee Director Compensation Policy.(28)

10.22+	Summary of 2011 Cash Bonus Plan.(29)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.

(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(9)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(10)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(11)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s annual report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(12)	Incorporated herein by reference to Exhibit 99.3 to the Registrant’s registration statement on Form S-8 (File No. 333-172409), as filed with the SEC on February 24, 2011.
(13)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(14)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s annual report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(15)	Incorporated herein by reference to Exhibit 99.6 to the Registrant’s registration statement on Form S-8 (File No. 333-172409), as filed with the SEC on February 24, 2011.
(16)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(17)	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(18)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(19)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(20)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-35068), as filed with the SEC on August 11, 2011.
(21)	Incorporated herein by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(22)	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(23)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(24)	Incorporated herein by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(25)	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(26)	Incorporated herein by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(27)	Incorporated herein by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(28)	Incorporated by reference to the information under “Item 11. Executive Compensation—Director Compensation—Non-Employee Director Compensation” of this Annual Report on Form 10-K.
(29)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 16, 2011.
*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.