Form 10-Q
period 2012-03-31
ACELRX PHARMACEUTICALS INC
filed 2012-05-09
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File Number: 001-35068

ACELRX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

351 Galveston Drive

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

As of May 1, 2012, the number of outstanding shares of the registrant’s common stock was 19,692,150.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Condensed Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011 and for the period from July 13, 2005 (inception) through March 31, 2012 (unaudited)	4

	Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period from July 13, 2005 (inception) through March 31, 2012 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2012 (Unaudited)	December 31, 2011(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,469	$7,794
Short-term investments	23,102	27,991
Prepaid expenses and other current assets	3,499	2,361

Total current assets	31,070	38,146
Property and equipment, net	2,545	2,306
Restricted cash	205	205
Other assets	170	178

TOTAL ASSETS	$33,990	$40,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,135	$1,530
Accrued liabilities	2,132	2,511
Long-term debt, current portion	5,682	3,804

Total current liabilities	8,949	7,845
Deferred rent	343	15
Long-term debt, net of current portion	13,496	15,275
Contingent put option liability	171	232

Total liabilities	22,959	23,367

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized as of March 31, 2012 and December 31, 2011; 19,692,150 and 19,567,778 shares issued and outstanding as of March 31, 2012 and December 31, 2011	22	22
Additional paid-in capital	106,740	106,110
Deficit accumulated during the development stage	(95,729)	(88,664)
Accumulated other comprehensive income	(2)	—

Total stockholders’ equity	11,031	17,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,990	$40,835

(1)	The condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,		Period from July 13, 2005 (Inception) Through March 31, 2012
	2012	2011
Research grant revenue	$329	$—	$1,401
Operating Expenses:
Research and development	4,771	1,946	72,192
General and administrative	2,104	1,589	21,398

Total operating expenses	6,875	3,535	93,590

Loss from operations	(6,546)	(3,535)	(92,189)
Interest income	15	8	1,622
Interest expense	(594)	(1,359)	(6,033)
Other income (expense), net	60	1,682	871

Net loss	(7,065)	(3,204)	(95,729)

Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(2)	—	(2)

Comprehensive loss	$(7,067)	$(3,204)	$(95,731)

Net loss per share of common stock, basic and diluted	$(0.36)	$(0.30)

Shares used in computing net loss per share of common stock, basic and diluted	19,607,483	10,742,182

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period from July 13, 2005 (Inception) Through March 31, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,065)	$(3,204)	$(95,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	117	2,242
Amortization of premium/discount on investments, net	137	—	332
Interest expense related to debt financing	164	1,235	2,991
Stock-based compensation	542	323	4,888
Revaluation of convertible preferred stock warrant liability, call option liability and put option liability	(61)	(1,682)	(145)
Other	—	—	(10)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,140)	1,339	(2,123)
Restricted cash	—	—	(205)
Accounts payable	(395)	765	1,135
Accrued liabilities	(441)	(224)	437
Deferred rent	334	(44)	403

Net cash used in operating activities	(7,761)	(1,375)	(85,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(403)	(32)	(4,791)
Purchase of investments	(10,440)	(3,041)	(95,107)
Proceeds from sale of investments	—	—	21,815
Proceeds from maturity of investments	15,190	636	49,906

Net cash provided by (used in) investing activities	4,347	(2,437)	(28,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of costs	—	35,208	34,939
Proceeds from the issuance of long-term debt	—	—	32,383
Payment of long-term debt	—	(1,245)	(13,221)
Proceeds from issuance of convertible promissory notes	—	—	9,000
Proceeds from issuance of common stock	89	—	388
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	54,941

Net cash provided by financing activities	89	33,963	118,430

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,325)	30,151	4,469
CASH AND CASH EQUIVALENTS—Beginning of period	7,794	3,055	—

CASH AND CASH EQUIVALENTS—End of period	$4,469	$33,206	$4,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$339	$82	$3,241
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contingent put option liability	$—	$—	$62
Issuance of convertible preferred stock warrants	$—	$—	$1,223
Beneficial conversion features related to convertible notes	$—	$—	$1,699
Issuance of call option related to convertible note	$—	$—	$476
Conversion of convertible promissory notes into common stock	$—	$8,137	$8,137
Issuance of common stock upon cashless exercise of warrants	$—	$536	$536
Reclassification of warrant liability and call option liability to equity	$—	$906	$906
Issuance of warrants for common stock	$—	$—	$967

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

AcelRx Pharmaceuticals, Inc., or AcelRx or the Company, is a development stage company that was incorporated in Delaware on July 13, 2005 as SuRx, Inc. In January 2006, the Company changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in Redwood City, California.

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through March 31, 2012. In addition, the Company had an accumulated deficit of $95.7 million and $88.7 million as of March 31, 2012 and December 31, 2011. Through March 31, 2012, the Company has relied primarily on the proceeds from equity offerings and loan proceeds to finance its operations. Management believes that the Company’s current cash, cash equivalents and investments will be sufficient to fund the Company’s current operations through the first quarter of 2013. The Company will need to raise additional funding or otherwise enter into collaborations to fund future operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities to reduce costs. Doing so may affect the Company’s ability to operate effectively. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements as of December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which include a broader discussion of the Company’s business and the risks inherent therein.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Initial Public Offering

On February 10, 2011, the Company sold 8,000,000 shares of common stock at a price of $5.00 per share in its initial public offering, or the IPO. The shares began trading on the NASDAQ Global Market on February 11, 2011. The Company received $34.9 million in net proceeds from the IPO, after deducting an estimated $5.1 million in underwriting discounts and commissions and other offering-related expenses payable by the Company. Upon the closing of the offering, all outstanding shares of convertible preferred stock converted into common stock. The convertible preferred stock converted into 8,555,713 shares of common stock. In addition, the principal and accrued interest under the 2010 Convertible Notes, as defined in Note 5 “Convertible Notes,” converted into 2,034,438 shares of common stock immediately prior to the closing of the Company’s IPO and the 2010 Warrants, as defined in Note 6 “Warrants,” were net exercised for 107,246 shares of Series C convertible preferred stock, which shares were converted to common stock immediately prior to the closing of the Company’s IPO. All other outstanding warrants to purchase convertible preferred stock became exercisable for shares of common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Newly Adopted Accounting Pronouncements

In June of 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance as of January 1, 2012 on a retrospective basis and this adoption did not have a material effect on the Company’s financial statements.

In May of 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company adopted this guidance as of January 1, 2012 on a retrospective basis and this adoption did not have a material effect on the Company’s financial statements.

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

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$717	$—	$—	$717
Money market funds	2,300	—	—	2,300
U.S. government agency securities	1,452	—	—	1,452

Total cash and cash equivalents	4,469	—	—	$4,469
Marketable securities:
U.S. government agency securities	23,104	—	(2)	$23,102

Total marketable securities	23,104	—	—	$23,102

Total cash, cash equivalents and investments	$27,573	$—	$—	$27,571

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$641	$—	$—	$641
Money market funds	6,883	—	—	6,883
U.S. government agency securities	270	—	—	270

Total cash and cash equivalents	7,794	—	—	$7,794
Marketable securities:
U.S. government agency securities	27,991	—	—	27,991

Total marketable securities	27,991	—	—	$27,991

Total cash, cash equivalents and investments	$35,785	$—	$—	$35,785

As of March 31, 2012, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the three months ended March 31, 2012. There were no other-than-temporary impairments for these securities at March 31, 2012.

As of March 31, 2012, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of March 31, 2012 and December 31, 2011, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which was classified as a Level III liability. As of March 31, 2012 and December 31, 2011, the estimated fair value of the contingent put option liability was $171,000 and $232,000, respectively, which was determined by using a

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2012
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,300	$2,300	$—	$—
U.S. government agency obligations	24,554	—	24,554	—

Total assets measured at fair value	$26,854	$2,300	$24,554	$—

Liabilities
Contingent put option liability	$171	—	—	$171

Total liabilities measured at fair value	$171	$—	$—	$171

	As of December 31, 2011
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$6,883	$6,883	$—	$—
U.S. government agency obligations	28,261	—	28,261	—

Total assets measured at fair value	$35,144	$6,883	$28,261	$—

Liabilities
Contingent put option liability	$232	—	—	$232

Total liabilities measured at fair value	$232	$—	$—	$232

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities (in thousands):

Three Months Ended March 31, 2012
Fair value—beginning of period	$232
Change in fair value of Level III liabilities	(61)

Fair value—end of period	$171

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

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $329,000 for the three months ended March 31, 2012.

4. Long-Term Debt

Hercules Loan and Security Agreement

On June 29, 2011, AcelRx entered into a loan and security agreement with Hercules, under which AcelRx borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The Company’s obligations associated with the agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

The interest rate for each tranche is 8.50% and the Company will make interest only payments until June 30, 2012 followed by equal monthly payments of principal and interest through the scheduled maturity date on December 1, 2014.

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.2 million. This option is considered a contingent put option liability as the holder of the loan may exercise the option in the event of default and, is considered an embedded derivative which must be valued and separately accounted for in the Company’s financial statements. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statement of operations. As of March 31, 2012, the estimated fair value of the continent put option liability was $171,000. See Note 2 “Investments and Fair Value Measurement” for further description of the contingent put option liability.

In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 6 “Warrants” for further description.

As of March 31, 2012, the Company had outstanding borrowings under the Hercules loan and security agreement of $19.2 million, net of debt discounts of $0.9 million. Amortization of the debt discounts, which was recorded as Interest Expense, was $134,000 for the three months ended March 31, 2012.

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

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

5. Convertible Notes

2010 Convertible Notes

On September 14, 2010, the Company sold convertible promissory notes, or the 2010 Convertible Notes, to certain existing investors for an aggregate purchase price of $8.0 million, with an option for the holders of the 2010 Convertible Notes to purchase an additional $4.0 million of the 2010 Convertible Notes. This option was determined to be a call option that was recorded at its fair value of $476,000 as a debt discount that would have been amortized to interest expense over the one-year term of the 2010 Convertible Notes. The fair value of the call option was determined by evaluating multiple potential outcomes using a market approach and an income approach depending on the scenario and discounting these values back to the appropriate date while applying estimated probabilities to each scenario value. The call option was revalued to its fair value as of the IPO date and was written off upon its expiration with a benefit of $596,000 being recognized through other income (expense) during the three months ended March 31, 2011. In addition, the unamortized debt discount in the amount of $1.1 million at the time of the IPO was recognized as interest expense in connection with the conversion of the notes.

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

As of March 31, 2012, warrants to purchase 3,425 shares of common stock had not been exercised and were outstanding. These warrants expire in March 2017.

Series B and Series C Warrants

Upon the closing of the Series C convertible preferred stock financing during the year ended December 31, 2009, the Series B warrants underlying the loan and security agreement with Pinnacle Ventures became exercisable for 228,264 shares of Series C convertible preferred stock with an exercise price of $3.94 per share, or the Series C warrants. The Company revalued the convertible preferred stock warrant liability related to the Series B warrants and Series C warrants during each reporting period using the Black-Scholes option-pricing model and the fair value was estimated to be $894,000 as of the IPO date in February 2011.

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

As of March 31, 2012, warrants to purchase 228,264 shares of common stock had not been exercised and were outstanding. These warrants expire in September 2018.

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

Hercules Warrants

In connection with the loan and security agreement with Hercules, the Company issued to Hercules warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. The warrants may be exercised on a cashless basis. The warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of seven years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the warrants. The Company estimated the fair value of these warrants as of the issuance date to be $967,000, which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrants was calculated using the Black-Scholes option valuation model. The Company also recorded fees paid to Hercules as a debt discount, which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.

As of March 31, 2012, warrants to purchase 274,508 shares of common stock issued to Hercules had not been exercised and were outstanding.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

7. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

	Three Months Ended March 31,		Period from July 13, 2005 (Inception) Through March 31, 2012
	2012	2011
Expenses:
Research and development	$251	$120	$2,630
General and administrative	291	203	2,258

Total stock-based compensation expense	$542	$323	$4,888

As of March 31, 2012 there were 922,258 shares available for grant, 3,285,942 options outstanding and 171,912 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan.

8. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2012 and 2011 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss	$(7,065)	$(3,204)

Shares used in computing net loss per share of common stock, basic and diluted	19,607,483	10,742,182

Net loss per share of common stock, basic and diluted	$(0.36)	$(0.30)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	March 31,
	2012	2011
Stock options to purchase common stock	3,285,942	2,442,997
Restricted stock units	171,912	343,815
Common stock warrants	506,197	231,689

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

About AcelRx Pharmaceuticals

We are a development stage specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. We were founded to solve the problems associated with post-operative intravenous patient-controlled analgesia, or IV PCA. Although widely used, IV PCA has been shown to cause harm to patients following surgery because of the side effects of morphine, the invasive IV route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps. In March 2012, we initiated the first of three Phase 3 clinical trials for our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01 System, or ARX-01. In April 2012, we initiated the second Phase 3 trial, an open-label active-comparator study. The final planned Phase 3 efficacy and safety study, a double-blind, placebo-controlled trial is expected to begin in the third quarter of 2012. We expect top-line data from all three Phase 3 trials in late 2012 or early 2013.

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

Product Development

ARX-01

We continue to make progress in the development of our lead product candidate, ARX-01, including the following activities:

•

In March 2012, we initiated the first of three Phase 3 clinical trials, a double-blind, placebo-controlled efficacy and safety trial of patients with post-operative pain following open-abdominal surgery. We expect top-line data for this trial in the second half of 2012;

•

In April 2012, we initiated our second planned Phase 3 clinical trial, an open-label active-comparator study comparing ARX-01 to the current standard of care, IV PCA morphine, in patients with post-operative pain following open-abdominal surgery or major orthopedic surgery. We expect top-line data for this trial in the second half of 2012;

•

In the third quarter of 2012, we plan to initiate our third planned Phase 3 clinical trial, a double-blind, placebo-controlled efficacy and safety study of patients with post-operative pain following hip and knee replacement surgeries. We expect top-line data for this trial in late 2012 or early 2013.

ARX-04

We continue to make progress towards the initiation of our planned ARX-04 Phase 2 dose-finding clinical trial. In October 2011, we filed an Investigational New Drug application for ARX-04, our product candidate for management of moderate-to-severe acute pain, with the FDA, and we plan to initiate the Phase 2 study contingent on approval of the proposed clinical protocol for the study from the USAMRMC.

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

From inception through March 31, 2012, we have received net proceeds of $54.9 million from the sale of convertible preferred stock and $41.4 million from debt financings. In February 2011, we completed an IPO, pursuant to which we sold 8,000,000 shares of our common stock at a public offering price of $5.00 per share for an aggregate offering price of $40.0 million. As a result of the offering, we received net proceeds of $34.9 million, after underwriting discounts, commissions and offering expenses totaling $5.1 million. In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. We drew the first tranche of $10.0 million upon the closing of the transaction on June 29, 2011 and the second tranche of $10.0 million in December 2011. The interest rate is initially 8.50%, with 12 months of interest only payments. We used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain loan and security agreement between us and Pinnacle Ventures, L.L.C, or Pinnacle, dated September 2008.

Since our inception in July 2005, we have not generated any revenue from the sale of our products and do not anticipate generating any product revenues for the foreseeable future. We have recognized revenue associated with our grant from the USAMRMC of $1.4 million since inception of the grant, but continued funding from the USAMRMC is contingent upon their review and approval of our continued research and development activities associated with the grant. In addition, there can be no assurance that we will receive other research-related grant awards or produce other collaborative agreement revenues in the future. We have incurred losses and generated negative cash flows from operations since inception. Our net losses were $7.1 million for the three months ended March 31, 2012 and $20.1 million during the year ended December 31, 2011. As of March 31, 2012, we had cash, cash equivalents and investments totaling $27.6 million compared to $35.8 million as of December 31, 2011. As of March 31, 2012, we had an accumulated deficit of $95.7 million.

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

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our product candidates we expect the business aspects of our company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturation of our business.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2012 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenue

To date, we have not generated any revenue from commercial sales. We do not expect to receive any such revenue from any product candidate that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties. In May 2011, we received a grant award of $5.6 million from the USAMRMC for the development of ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Revenue related to this grant award is recognized as the related research and development expenses are incurred.

Revenue for the three months ended March 31, 2012 was $0.3 million, and was generated from our grant with the USAMRMC. We did not generate any revenue for the three months ended March 31, 2011. From inception of the grant through March 31, 2012, we have generated revenue of $1.4 million from the grant with the USAMRMC.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses in 2012 and 2011 have been for research and development activities related to ARX-01. Research and development expenses included the following:

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

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
ARX-01	$3,023	$751
ARX-04	169	—
Overhead	1,579	1,195

Total research and development expenses	$4,771	$1,946

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on advancing ARX-01 and ARX-04, and subsequently ARX-02 and ARX-03, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements. We expect our research and development expenses to substantially increase as we progress with our ARX-01 Phase 3 clinical trials, and subject to additional funding, complete all the requisite preparatory activities to submit an NDA to the FDA. Additionally, upon receipt of approval from USAMRMC, our research and development expenses will increase as we initiate the planned ARX-04 Phase 2 clinical trial.

Total research and development expenses for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2012	2011
Research and development expenses	$4,771	$1,946	$2,825	145%

The $2.8 million increase during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily attributable to an increase of $2.3 million related to Phase 3 clinical trial development for our ARX-01 program. In addition, there was an increase of $0.2 million related to our ARX-04 development program, which we initiated in the second quarter of 2011, and an increase in personnel related expenses, including stock-based compensation.

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

Total general and administrative expenses for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2012	2011
General and administrative expenses	$2,104	$1,589	$515	32%

The $0.5 million increase during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to an increase in patent prosecution related activities, marketing research efforts and personnel related expenses, including stock-based compensation.

Interest Expense (in thousands, except percentages)

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2012	2011
Interest expense	$594	$1,359	$(765)	(56)%

The $0.8 million decrease during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily attributable to interest and the debt discount amortization recorded during the three months ended March 31, 2011 related to convertible promissory notes issued in September 2010, which converted immediately prior to the IPO in February 2011. As a result of the conversion of the notes, $1.1 million in unamortized debt discounts was recognized as interest expense during the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2012 reflects interest related to our loan and security agreement with Hercules.

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

Total other income (expense), net for the three months ended March 31, 2012 and 2011 was as follows (in thousands, except percentages):

	Three Months Ended March 31,		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2012	2011
Other income (expense), net	$60	$1,682	$(1,622)	(96)%

The $1.6 million decrease in other income (expense) during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily attributable to the change in the fair value of our warrants to purchase convertible preferred stock and the write-off of the call option related to the convertible promissory notes issued in September 2010, which expired upon closing of the IPO in February 2011. Other income (expense) during the three months ended March 31, 2012 primarily reflects the change in estimated fair value of the contingent put option liability associated with our loan and security agreement with Hercules.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities and debt financings. From inception through March 31, 2012, we have received net proceeds of $54.9 million from the sale of convertible preferred stock, $34.9 million from our IPO and $41.4 million from our debt arrangements. We have incurred losses and generated negative cash flows from operations since inception, and we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

As of March 31, 2012, we had cash, cash equivalents and investments totaling $27.6 million compared to $35.8 million as of December 31, 2011. The decrease was primarily attributable to capital required to fund our continuing operations, including advancement of our lead product candidate, ARX-01. Our most significant use of capital pertains to salaries and benefits for our employees and clinical trial expenses related to our development programs.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

The following is summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(7,761)	$(1,375)
Net cash provided by (used in) investing activities	4,347	(2,437)
Net cash provided by financing activities	89	33,963

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

Cash used in operating activities of $7.8 million during the three months ended March 31, 2012 reflected a net loss of $7.1 million, partially offset by aggregate non-cash charges of $0.9 million and a net change of $1.6 million in our net operating assets and liabilities. Non-cash charges primarily included $0.5 million for stock-based compensation and $0.2 million for interest on our debt. The net change in our operating assets and liabilities was primarily a result of an increase in prepaid expenses and other current assets of $1.1 million, primarily due to prepayments related to our Phase 3 clinical trials for ARX-01.

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

During the three months ended March 31, 2012, cash provided by investing activities of $4.3 million was primarily as a result of $15.2 million in proceeds from the maturity of investments, partially offset by $10.4 million for purchases of investments.

During the three months ended March 31, 2011, cash used in investing activities of $2.4 million was primarily as a result of $3.0 million used for purchases of investments, partially offset by $0.6 million in proceeds from sale of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of March 31, 2012, we had outstanding debt of $19.0 million, net of debt discounts of $1.0 million.

During the three months ended March 31, 2012, cash provided by financing activities was a result of purchases made under our Employee Stock Purchase Plan.

During the three months ended March 31, 2011, cash provided by financing activities of $34.0 million was primarily a result of the receipt of $34.9 million in proceeds from our IPO, net of offering costs, partially offset by principal repayments on our long-term debt of $1.2 million.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development and clinical trial activities. We believe that our available cash resources and the USAMRMC research grant, will enable us to maintain our currently planned operations into the first quarter of 2013, including support for our continuing development of our product candidates, clinical trials and manufacturing scale-up activities. Future capital requirements will be substantial and we will need to raise additional capital to fund our operations, including product candidate development activities. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

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

Off-Balance Sheet Arrangements

Through March 31, 2012, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Our market risks at March 31, 2012 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

Changes in internal control over financial reporting. There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01. We have three additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, the Sufentanil/Triazolam NanoTab, or ARX-03 and Sufentanil Single-Dose Acute Pain NanoTab, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005 and as of March 31, 2012, we had an accumulated deficit of $95.7 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including our Phase 3 ARX-01 studies. As of March 31, 2012, we had working capital of $22.1 million.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of our product candidate, ARX-01, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize ARX-01, for the treatment of post-operative pain. We currently have two of our three planned Phase 3 ARX-01 clinical trials ongoing, and we anticipate initiation of our third and final Phase 3 trial in the third quarter of 2012. We expect top-line data from all three Phase 3 trials in late 2012 or early 2013. We believe our existing capital resources will be adequate to support operations into the first quarter of 2013 and will be adequate to complete all three ARX-01 Phase 3 clinical trials. Contingent on our ability to raise additional funding, we intend to use these completed trials as a basis to submit an NDA for ARX-01 later in 2013. There is no guarantee that our Phase 3 clinical trials, or any of the remaining pharmacokinetic studies, or PK studies, or non-clinical studies to be included in the NDA, will be completed, or if completed, will be successful.

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

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We may experience delays in clinical trials of our product candidates. We plan to conduct three Phase 3 studies in 2012 for ARX-01. We have successfully initiated two of our three planned Phase 3 studies and anticipate initiating the third and final Phase 3 study in the third quarter of 2012. We plan to conduct one Phase 2 study for ARX-04 contingent on approval from the USAMRMC. Our current and planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in pharmacokinetic studies required to submit an NDA;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in obtaining USAMRMC approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	delays in completing the required device Human Factors studies and software validation to the satisfaction of the FDA;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required institutional review board approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the device components of our product candidates;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

Historically, we have manufactured the majority of our NanoTab supplies at Patheon in Toronto, Canada. During the third quarter of 2011, we transferred our manufacturing capabilities to Patheon’s facility in Cincinnati, Ohio where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. The new facility has been qualified; however, we have not yet produced clinical or commercial supplies out of this facility and issues may arise in production pertaining to the new facility, or otherwise, which may adversely affect our clinical and commercial plans. In addition, the FDA or other regulatory agencies may require that a bioequivalence study be conducted, which is designed to ensure that the Phase 3 drug lots made at Patheon, Toronto are equivalent to one of the registration drug lots made at Patheon, Cincinnati. There is risk that the study could fail the FDA’s bioequivalence requirements which would adversely affect our clinical and commercial plans.

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

Until we are able to negotiate a strategic partnership or obtain additional financial resources for ARX-02 or ARX-03, we will not progress development or generate any revenue from these product candidates. We are developing ARX-04 under a grant from USAMRMC and if new funding from USAMRMC to cover Phase 3 costs is not obtained, we may be required to curtail all activities associated with ARX-04. In addition, without a partnership or additional grant funding, we would bear all the risk related to the development of ARX-02, ARX-03 or ARX-04. If we elect to increase our expenditures to fund development or commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring ARX-02, ARX-03 or ARX-04 to market or generate product revenue.

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

As of May 1, 2012, we had 21 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ARX-01 and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, there can be no assurance that our pending patent applications will result in issued patents. As of December 31, 2011, we are the owner of record of one issued European patent which expires in 2027, and we are pursuing 17 U.S. non-provisional patent applications, two pending international Patent Cooperation Treaty applications and 52 foreign national applications, including six European Regional Phase applications directed to our product candidates. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

To date, we have a low volume of daily trades in our common stock on the NASDAQ Global Market. For example, the average daily trading volume in our common stock on the NASDAQ Global Market during the first quarter of 2012 was approximately 7,500 shares per day. Our stockholders may be unable to sell their common stock at or above their respective purchase prices if at all, which may result in substantial losses to our stockholders.

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

Our executive officers and directors, together with the stockholders with whom our executive officers and directors are affiliated or associated, beneficially owned approximately 83% of our outstanding voting stock as of March 31, 2012. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of March 31, 2012, we had 19.7 million shares of common stock outstanding.

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

As of March 31, 2012, we have used approximately $30 million of the net proceeds from the offering to fund our clinical development and general working capital requirements. As of March 31, 2012, the net offering proceeds have been invested in high credit quality U.S. government agency obligations and commercial paper. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February 11, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Date: May 8, 2012	AcelRx Pharmaceuticals, Inc.
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