Form 10-Q
period 2012-06-30
ACELRX PHARMACEUTICALS INC
filed 2012-08-10
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

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

As of July 1, 2012, the number of outstanding shares of the registrant’s common stock was 22,625,000.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2012 and December 31, 2011	3

	Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011 and for the period from July 13, 2005 (inception) through June 30, 2012 (unaudited)	4

	Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and for the period from July 13, 2005 (inception) through June 30, 2012 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2012 (Unaudited)	December 31, 2011(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,542	$7,794
Short-term investments	24,391	27,991
Prepaid expenses and other current assets	1,757	2,361

Total current assets	33,690	38,146
Property and equipment, net	2,617	2,306
Restricted cash	205	205
Other assets	132	178

TOTAL ASSETS	$36,644	$40,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,197	$1,530
Accrued liabilities	2,483	2,565
Long-term debt, current portion	7,013	3,750

Total current liabilities	10,693	7,845
Deferred rent	378	15
Long-term debt, net of current portion	12,322	15,275
Warrant liability	5,478	—
Contingent put option liability	145	232

Total liabilities	29,016	23,367

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized as of June 30, 2012 and December 31, 2011; 22,625,000 and 19,567,778 shares issued and outstanding as of June 30, 2012 and December 31, 2011	23	22
Additional paid-in capital	110,531	106,110
Deficit accumulated during the development stage	(102,923)	(88,664)
Accumulated other comprehensive income (loss)	(3)	—

Total stockholders’ equity	7,628	17,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,644	$40,835

(1)	The condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 13, 2005 (Inception) Through June 30,
	2012	2011	2012	2011	2012
Research grant revenue	$224	$40	$553	$40	$1,625

Operating expenses:
Research and development	5,394	3,029	10,165	4,975	77,586
General and administrative	1,776	1,630	3,880	3,220	23,174

Total operating expenses	7,170	4,659	14,045	8,195	100,760

Loss from operations	(6,946)	(4,619)	(13,492)	(8,155)	(99,135)

Interest expense	(598)	(156)	(1,192)	(1,514)	(6,631)
Interest income and Other income (expense), net	350	12	425	1,702	2,843

Net loss	(7,194)	(4,763)	(14,259)	(7,967)	(102,923)

Other comprehensive loss:
Unrealized gains (losses) on available for sale securities	(1)	—	(3)	(2)	(3)
Comprehensive loss	$(7,195)	$(4,763)	$(14,262)	$(7,969)	$(102,926)

Net loss per share of common stock, basic and diluted	$(0.35)	$(0.25)	$(0.71)	$(0.53)

Shares used to compute basic and diluted net loss per share of common stock	20,627,244	19,374,909	20,114,608	15,058,546

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,		Period from July 13, 2005 (Inception) Through June 30, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,259)	$(7,967)		$(102,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336	232		2,414
Amortization of premium/discount on investments, net	244	78		439
Interest expense related to debt financing	333	1,306		3,160
Stock-based compensation	1,071	789		5,417
Revaluation of convertible preferred stock warrant , call option , put option and private placement warrant liabilities	(437)	(1,682)		(521)
Other	38	—		28
Changes in operating assets and liabilities:
Prepaid expenses and other assets	628	892		(355)
Restricted cash	—	—		(205)
Accounts payable	(334)	863		1,196
Accrued liabilities	(131)	557		747
Deferred rent	411	(94)		480

Net cash used in operating activities	(12,100)	(5,026)		(90,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(685)	(237)		(5,073)
Purchase of investments	(20,082)	(19,809)		(104,749)
Proceeds from sale of investments	—	—		21,815
Proceeds from maturity of investments	23,435	1,316		58,151

Net cash provided by (used in) investing activities	2,668	(18,730)		(29,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of costs	—	34,939		34,939
Proceeds from private placement of common stock, net of costs	9,072	—		9,072
Proceeds from the issuance of long-term debt	—	9,762		32,383
Payments of long-term debt	—	(5,298)		(13,221)
Proceeds from issuance of convertible promissory notes	—	—		9,000
Proceeds from issuance of common stock	108	58		407
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—		54,941

Net cash provided by financing activities	9,180	39,461		127,521

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(252)	15,705		7,542
CASH AND CASH EQUIVALENTS—Beginning of period	7,794	3,055		—

CASH AND CASH EQUIVALENTS—End of period	$7,542	$18,760		$7,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$833	$196		$3,735
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contingent put option liability	$—	$62		$62
Issuance of convertible preferred stock warrants	$—	$—		$1,223
Beneficial conversion features related to convertible notes	$—	$—		$1,699
Issuance of call option related to convertible note	$—	$—		$476
Conversion of convertible promissory notes into common stock	$—	$8,137		$8,137
Issuance of common stock upon cashless exercise of warrants	$—	$536		$536
Reclassification of warrant liability and call option liability to equity	$—	$906		$906
Issuance of warrants for common stock	$5,828	$967		$6,795
Purchase of property and equipment through accounts payable and accrued liabilities	$—	$865	$

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through June 30, 2012. In addition, the Company had an accumulated deficit of $102.9 million and $88.7 million as of June 30, 2012 and December 31, 2011. Through June 30, 2012, the Company has relied primarily on the proceeds from equity offerings and loan proceeds to finance its operations. Management believes that the Company’s current cash, cash equivalents and investments will be sufficient to fund the Company’s current operations into the second quarter of 2013. The Company will need to raise additional funding or otherwise enter into collaborations to fund future operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities to reduce costs. Doing so may affect the Company’s ability to operate effectively. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements as of December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which include a broader discussion of the Company’s business and the risks inherent therein.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,236	$—	$—	$1,236
Money market funds	2,716	—	—	2,716
U.S. government agency securities	3,591	—	(1)	3,590

Total cash and cash equivalents	7,543	—	(1)	7,542
Marketable securities:
U.S. government agency securities	24,393	—	(2)	$24,391

Total marketable securities	24,393	—	(2)	$24,391

Total cash, cash equivalents and investments	$31,936	$—	$(3)	$31,933

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$641	$—	$—	$641
Money market funds	6,883	—	—	6,883
U.S. government agency securities	270	—	—	270

Total cash and cash equivalents	7,794	—	—	$7,794

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. government agency securities	27,991	—	—	27,991

Total marketable securities	27,991	—	—	$27,991

Total cash, cash equivalents and investments	$35,785	$—	$—	$35,785

As of June 30, 2012 and December 31, 2011 none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the six months ended June 30, 2012. There were no other-than-temporary impairments for these securities at June 30, 2012 or December 31, 2011.

As of June 30, 2012, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of June 30, 2012 and December 31, 2011, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which was classified as a Level III liability. As of June 30, 2012 and December 31, 2011, the estimated fair value of the contingent put option liability was $145,000 and $232,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of June 30, 2012, the Company also held a Level III liability associated with warrants issued in connection with the Company’s private placement equity offering, or PIPE warrants, completed in June 2012. The warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the warrants. Changes to one, or any, of the inputs impact the estimated fair value of the warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2012
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,716	$2,716	$—	$—
U.S. government agency obligations	27,981	—	27,981	—

Total assets measured at fair value	$30,697	$2,716	$27,981	$—

Liabilities
PIPE warrants	$5,478	—	—	$5,478
Contingent put option liability	145	—	—	145

Total liabilities measured at fair value	$5,623	$—	$—	$5,623

	As of December 31, 2011
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$6,883	$6,883	$—	$—
U.S. government agency obligations	28,261	—	28,261	—

Total assets measured at fair value	$35,144	$6,883	$28,261	$—

	As of June 30, 2012
	Fair Value	Level I	Level II	Level III
Liabilities
Contingent put option liability	$232	—	—	$232

Total liabilities measured at fair value	$232	$—	$—	$232

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of June 30, 2012:

Risk-free interest rate	0.72%
Expected volatility	79.0%
Expected life (in years)	5.4
Expected dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities (in thousands):

Six Months Ended June 30, 2012
Fair value—beginning of period	$232
Addition of private placement warrants on June 1, 2012	5,828
Change in fair value of private placement warrants	(350)
Change in fair value of contingent put option	(87)

Fair value—end of period	$5,623

3. Research Grant Agreement

In May 2011, AcelRx entered into an award contract with the US Army Medical Research and Material Command, or USAMRMC, in which the USAMRMC granted $5.6 million to the Company in order to support the development of a new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse the Company for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The period of research under the grant was originally scheduled to end on August 31, 2012, with a final report due on September 30, 2012. In June 2012, due to a longer than expected administrative review process by the USAMRMC, the Company was awarded a no-cost extension of the grant whereby the period of research was extended through May 31, 2013, with a final report due on June 30, 2013. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research.

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $224,000 and $553,000 for the three and six months ended June 30, 2012, respectively, and $40,000 for each of the three and six month periods ended June 30, 2011. Revenue attributable to the research and development performed under the USAMRMC since inception was $1.6 million.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.2 million. This option is considered a contingent put option liability as the holder of the loan may exercise the option in the event of default and, is considered an embedded derivative which must be valued and separately accounted for in the Company’s financial statements. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statement of comprehensive loss. As of June 30, 2012, the estimated fair value of the contingent put option liability was $145,000. See Note 2 “Investments and Fair Value Measurement” for further description of the contingent put option liability.

In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 7 “Warrants” for further description.

As of June 30, 2012, the Company had outstanding borrowings under the Hercules loan and security agreement of $19.3 million, net of debt discounts of $0.7 million. Amortization of the debt discounts, which was recorded as Interest Expense, was $138,000 and $272,000 for the three and six months ended June 30, 2012, respectively.

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

5. 2012 Private Placement Offering

On June 1, 2012, or the Issuance Date, the Company issued an aggregate of 2,922,337 shares of common stock and warrants to purchase up to 2,630,103 shares of common stock, or the Warrants, for aggregate gross proceeds of $10.0 million, or the Private Placement. Costs related to the offering were $0.9 million. The shares of common stock and Warrants issued in the Private Placement were sold pursuant to a Securities Purchase Agreement, or Purchase Agreement, dated May 29, 2012, between the Company and certain purchasers, including certain entities affiliated with Mark Wan and Stephen J. Hoffman, members of the Company’s board of directors. Pursuant to the Purchase Agreement, AcelRx sold shares of common stock and Warrants to purchase common stock in immediately separable “Units,” with each Unit consisting of (i) one share of common stock and (ii) a Warrant to purchase 0.9 of a share of common stock. The per share exercise price of the Warrants was $3.40. The offering price per Unit was $3.40 for non-affiliated investors, and $3.5125 for affiliated investors, which equals the sum of (i) $3.40, the closing consolidated bid price of our common stock on May 29, 2012, plus (ii) $0.1125 (which is equal to $0.125 per warrant share, multiplied by 0.9), for an aggregate amount of $10.0 million. The Warrants issued in the Private Placement become exercisable six months after the Issuance Date, and expire on the five year anniversary of the initial exercisability date.

In connection with the Private Placement, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission, or SEC, registering for resale the shares of common stock and shares of common stock issuable upon exercise of the warrants sold in the Private Placement. The Company filed such registration statement with the SEC on June 21, 2012 and it was declared effective by the SEC on July 2, 2012.

6. Convertible Notes

2010 Convertible Notes

On September 14, 2010, the Company sold convertible promissory notes, or the 2010 Convertible Notes, to certain existing investors for an aggregate purchase price of $8.0 million, with an option for the holders of the 2010 Convertible Notes to purchase an additional $4.0 million of the 2010 Convertible Notes. This option was determined to be a call option that was recorded at its fair value of $476,000 as a debt discount that would have been amortized to interest expense over the one-year term of the 2010 Convertible Notes. The fair value of the call option was determined by evaluating multiple potential outcomes using a market approach and an income approach depending on the scenario and discounting these values back to the appropriate date while applying estimated probabilities to each scenario value. The call option was revalued to its fair value as of the IPO date and was written off upon its expiration with a benefit of $596,000 being recognized through other income (expense) during the six months ended June 30, 2011. In addition, the unamortized debt discount in the amount of $1.1 million at the time of the IPO was recognized as interest expense in connection with the conversion of the notes.

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

As of June 30, 2012, warrants to purchase 3,425 shares of common stock had not been exercised and were outstanding. These warrants expire in March 2017.

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

In connection with the Company’s IPO in February 2011, the Series C warrants were automatically converted into warrants to purchase 228,264 shares of common stock. Immediately before the conversion to common stock warrants, the Series C warrants were remeasured to fair value with the change in the fair value of these warrants of $323,000 being recorded as a benefit through other income (expense), net during the six months ended June 30, 2011. Immediately after the conversion to common stock warrants, the remaining liability of $894,000 was reclassified to additional paid-in capital. As a result of the conversion, these common stock warrants were no longer recorded as liabilities and were therefore no longer remeasured as of the end of each reporting period.

As of June 30, 2012, warrants to purchase 228,264 shares of common stock had not been exercised and were outstanding. These warrants expire in September 2018.

2010 Warrants

The Company issued warrants in connection with the 2010 Convertible Notes in September 2010, or the 2010 Warrants. The 2010 Warrants were exercisable into shares of convertible preferred stock. The 2010 Warrants would have terminated if not exercised immediately prior to the IPO. The 2010 Warrants allowed for cashless exercises.

The Company determined the fair value of the 2010 Warrants to be $1.2 million upon issuance, as determined using the Black-Scholes option-pricing model which was recorded as a convertible preferred stock warrant liability and a debt discount. As of December 31, 2010, the related warrant liability was $1.3 million. In connection with the IPO, the 2010 Warrants were net exercised into shares of Series C convertible preferred stock, which shares were automatically converted to 107,246 shares of common stock immediately prior to the IPO. Immediately before the exercise into Series C convertible preferred stock, the 2010 Warrants were remeasured to fair value with the change in the fair value of these warrants of $796,000 being recorded as a benefit through other income (expense), net during the six months ended June 30, 2011. Immediately after the exercise into Series C convertible preferred stock, the remaining liability of $536,000 was reclassified to additional paid-in capital.

Hercules Warrants

In connection with the loan and security agreement with Hercules, the Company issued to Hercules warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. The warrants may be exercised on a cashless basis. The warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of seven years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the warrants. The Company estimated the fair value of these warrants as of the issuance date to be $967,000, which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrants was calculated using the Black-Scholes option-pricing model. The Company also recorded fees paid to Hercules as a debt discount, which further reduced the carrying value of the loan. The debt discount is being amortized to interest expense.

As of June 30, 2012, warrants to purchase 274,508 shares of common stock issued to Hercules had not been exercised and were outstanding.

2012 Private Placement Warrants

In connection with the Private Placement, the Company issued Warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the Warrants was $3.40 which equals the closing consolidated bid price of the Company’s common stock on May 29, 2012, the effective date of the Purchase Agreement. The Warrants issued in the Private Placement become exercisable six months after the issuance date, and expire on the five year anniversary of the initial exercisability date. Under the terms of the Warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each Warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the Warrants were recorded as a liability at fair value, as determined by the Black-Scholes option-pricing model, and then marked to fair value each reporting period, with changes in estimated fair value recorded through the Statement of Comprehensive Loss in other income or expense.

Upon execution of the Purchase Agreement, the fair value of the warrants was estimated to be $5.8 million, which was recorded as a liability. As of June 30, 2012, the fair value of the Warrants was estimated to be $5.5 million, with the change in fair value from the initial measurement date, recorded in other income for the three and six months ended June 30, 2012.

As of June 30, 2012, Warrants to purchase 2,630,103 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding.

8. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 13, 2005 (Inception) Through June 30, 2012
	2012	2011	2012	2011
Expenses:
Research and development	$254	$204	$505	$325	$2,884
General and administrative	276	262	566	464	2,533

Total stock-based compensation expense	$530	$466	$1,071	$789	$5,417

As of June 30, 2012 there were 883,904 shares available for future grant, 3,308,135 options outstanding and 165,659 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan.

9. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and six months ended June 30, 2012 and 2011 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(7,194)	$(4,763)	$(14,259)	$(7,967)

Shares used in computing net loss per share of common stock, basic and diluted	20,627,244	19,374,909	20,114,608	15,058,546

Net loss per share of common stock, basic and diluted	$(0.35)	$(0.25)	$(0.71)	$(0.53)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	June 30,
	2012	2011
Stock options to purchase common stock	3,307,457	2,416,877
Restricted stock units	166,335	343,815
Common stock warrants	3,136,300	506,197

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

About AcelRx Pharmaceuticals

We are a development stage specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. We were founded to solve the problems associated with post-operative intravenous patient-controlled analgesia, or IV PCA. Although widely used, IV PCA has been shown to cause harm to patients following surgery because of the side effects of morphine, the invasive IV route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps. In March 2012, we initiated the first of three Phase 3 clinical trials for our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01 System, or ARX-01. In April 2012, we initiated the second Phase 3 trial, an open-label active-comparator study. The final planned Phase 3 efficacy and safety study, a double-blind, placebo-controlled trial is expected to begin in the third quarter of 2012. We expect top-line data from the first and second Phase 3 trials in the fourth quarter of 2012 and top-line data from the final planned Phase 3 trial in the first quarter of 2013.

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

Product Development

ARX-01

We continue to make progress in the development of our lead product candidate, ARX-01, including the following activities:

•

In March 2012, we initiated the first of three Phase 3 clinical trials, a double-blind, placebo-controlled efficacy and safety trial of patients with post-operative pain following open-abdominal surgery. We expect top-line data for this trial in the fourth quarter of 2012;

•

In April 2012, we initiated our second planned Phase 3 clinical trial, an open-label active-comparator study comparing ARX-01 to the current standard of care, IV PCA morphine, in patients with post-operative pain following open-abdominal surgery or major orthopedic surgery. We expect top-line data for this trial in the fourth quarter of 2012; and

•

In the third quarter of 2012, we plan to initiate our third planned Phase 3 clinical trial, a double-blind, placebo-controlled efficacy and safety study of patients with post-operative pain following hip and knee replacement surgeries. We expect top-line data for this trial in the first quarter of 2013.

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

Future development of ARX-02 and ARX-03 product candidates is contingent upon additional funding or establishing corporate partnerships.

Financial Overview

We are a development stage company with a limited operating history. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily from private placements of convertible preferred stock, proceeds from our initial public offering, or IPO, proceeds from our recent Private Placement equity offering and proceeds received from our debt financings. We will need to raise additional capital to fund our operations, including product candidate development activities. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

Since our inception in July 2005, we have not generated any revenue from the sale of our products and do not anticipate generating any product revenues for the foreseeable future. We have recognized revenue associated with our grant from the USAMRMC of $1.6 million since inception of the grant, but continued funding from the USAMRMC is contingent upon their review and approval of our continued research and development activities associated with the grant. In addition, there can be no assurance that we will receive other research-related grant awards or produce other collaborative agreement revenues in the future. We have incurred losses and generated negative cash flows from operations since inception. Our net losses were $14.3 million for the six months ended June 30, 2012 and $20.1 million during the year ended December 31, 2011. As of June 30, 2012, we had cash, cash equivalents and investments totaling $31.9 million compared to $35.8 million as of December 31, 2011. As of June 30, 2012, we had an accumulated deficit of $102.9 million.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2012 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and 2011

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

Revenue from the grant award for the three and six months ended June 30, 2012 was $0.2 million and $0.6 million, respectively, compared to $40,000 for both periods in the previous year. From inception of the grant through June 30, 2012, we have generated grant revenue of $1.6 million.

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

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
ARX-01	$3,784	$1,466	$6,808	$2,355
ARX-04	125	14	294	14
Overhead	1,485	1,549	3,063	2,606

Total research and development expenses	$5,394	$3,029	$10,165	$4,975

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on advancing ARX-01 and ARX-04, and subsequently ARX-02 and ARX-03, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements. We expect our research and development expenses to substantially increase as we progress with our ARX-01 Phase 3 clinical trials, and subject to additional funding, complete all the requisite preparatory activities to submit a new drug application, or NDA, to the FDA. Additionally, upon receipt of approval from USAMRMC, our research and development expenses will increase as we initiate the planned ARX-04 Phase 2 clinical trial.

Total research and development expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	%	2012	2011	Change	%
Research and development expenses	$5,394	$3,029	$2,365	78%	$10,165	$4,975	$5,190	104%

The $2.4 million increase during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily attributable to an increase of $2.3 million related to Phase 3 clinical trial development for our ARX-01 program. In addition, there was an increase of $0.1 million related to our ARX-04 development program, which we initiated in the second quarter of 2011. These increases were partially offset by minor decreases in other operating expenditures.

The $5.2 million increase during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily attributable to an increase of $4.5 million related to Phase 3 clinical trial development for our ARX-01 program. In addition, there was an increase of $0.3 million related to our ARX-04 development program, which we initiated in the second quarter of 2011, and an increase in personnel related expenses, including stock-based compensation.

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

Total general and administrative expenses for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	%	2012	2011	Change	%
General and administrative	$1,776	$1,630	$146	9%	$3,880	$3,220	$660	20%

There were no significant changes in general and administrative related expenses during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

The $0.7 million increase during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to an increase in patent prosecution related activities, commercial marketing research efforts associated with development of our ARX-01 product candidate and personnel related expenses, including stock-based compensation.

Interest Expense

Total interest expense for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	%	2012	2011	Change	%
Interest expense	$598	$156	$442	283%	$1,192	$1,514	$(322)	(21)%

The $0.4 million increase in interest expense was due to a higher outstanding debt balance during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. During the quarter ended June 30, 2012 we incurred interest expense related to our $20.0 million loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which we entered into on June 29, 2011. Interest expense during the quarter ended June 30, 2011 primarily related to our debt facility with Pinnacle which was nearing maturity and, on June 29, 2011 the then outstanding principal balance of $2.8 million was repaid with proceeds from the Hercules loan and security agreement.

The $0.3 million decrease during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily attributable to interest and the debt discount amortization recorded during the six months ended June 30, 2011 related to convertible promissory notes issued in September 2010, which converted immediately prior to the IPO in February 2011. As a result of the conversion of the notes, $1.1 million in unamortized debt discounts was recognized as interest expense during the six months ended June 30, 2011. The remaining expense during the period related to interest on our debt facility with Pinnacle. Interest expense for the six months ended June 30, 2012 reflects interest related to our loan and security agreement with Hercules.

Interest Income and Other Income (Expense), net

Total interest income and other income (expense), net for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	%	2012	2011	Change	%
Interest Income and Other Income (Expense), net.	$350	$12	$338	2816%	$425	$1,702	$(1,277)	(75%)

The increase during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily due to the decrease in estimated fair value of the Warrants issued in connection with our Private Placement, completed in June 2012. A decrease in the estimated fair value of the Warrants is recorded as other income.

The $1.3 million decrease in interest income and other income (expense) during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily attributable to the change in the fair value of our warrants to purchase convertible preferred stock and the write-off of the call option related to the convertible promissory notes issued in September 2010, which expired upon closing of the IPO in February 2011. Upon the completion of our IPO, all of our warrants to purchase convertible preferred stock were remeasured to fair value and were either exercised or converted into warrants to purchase common stock. At that time, the then-current aggregate fair value of these warrants was reclassified from liabilities to additional paid-in capital and we will no longer remeasure the liability associated with these warrants to fair value.

Interest income and other income (expense) during the six months ended June 30, 2012 primarily reflects the decrease in estimated fair value of the Warrants issued in connection with our Private Placement and the decrease in estimated fair value of the contingent put option liability associated with our loan and security agreement with Hercules.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities and debt financings. From inception through June 30, 2012, we have received net proceeds of $54.9 million from the sale of convertible preferred stock, $9.1 million from our Private Placement, $34.9 million from our IPO and $41.4 million from our debt arrangements. We have incurred losses and generated negative cash flows from operations since inception, and we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

As of June 30, 2012, we had cash, cash equivalents and investments totaling $31.9 million compared to $35.8 million as of December 31, 2011. The decrease was primarily attributable to capital required to fund our continuing operations, including advancement of our lead product candidate, ARX-01, partially offset by proceeds from our Private Placement, which we completed in June 2012. Our most significant use of capital pertains to salaries and benefits for our employees and clinical trial expenses related to our development programs.

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

Cash Flows

The following is summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(12,100)	$(5,026)
Net cash provided by (used in) investing activities	2,668	(18,730)
Net cash provided by financing activities	9,180	39,461

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

Cash used in operating activities of $12.1 million during the six months ended June 30, 2012 reflected a net loss of $14.3 million, partially offset by aggregate non-cash charges of $1.6 million and a net change of $0.6 million in our net operating assets and liabilities. Non-cash charges primarily included $1.1 million for stock-based compensation and $0.3 million for interest on our debt. The net change in our operating assets and liabilities was primarily a result of a decrease in prepaid expenses and other current assets of $0.6 million, primarily due to the utilization of prepayments related to our Phase 3 clinical trials for ARX-01.

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

During the six months ended June 30, 2012, cash provided by investing activities of $2.7 million was primarily as a result of $23.4 million in proceeds from the maturity of investments, partially offset by $20.1 million for purchases of investments.

During the six months ended June 30, 2011, cash used in investing activities of $18.7 million was primarily as a result of $19.8 million used for purchases of investments, partially offset by $1.3 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of June 30, 2012, we had outstanding debt of $19.3 million, net of debt discounts of $0.7 million.

During the six months ended June 30, 2012, cash provided by financing activities was primarily a result of the Private Placement, pursuant to which, on June 1, 2012, we issued an aggregate of 2,922,337 shares of common stock and Warrants to purchase up to 2,630,103 shares of common stock for net proceeds of $9.1 million.

During the six months ended June 30, 2011, cash provided by financing activities was primarily a result of the receipt of $34.9 million in proceeds from our IPO, net of offering costs, proceeds of $9.8 million from our debt agreement with Hercules, partially offset by principal repayments on our long-term debt of $5.2 million, including payment in full of our remaining obligations under the Pinnacle agreement, which was terminated upon executing the Hercules loan agreement in June 2011.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development and clinical trial activities. We believe that our available cash resources and funding from the USAMRMC research grant, will support our currently planned operations into the second quarter of 2013, including support for our continuing development of our product candidates, clinical trials and manufacturing scale-up activities. Future capital requirements will be substantial and we will need to raise additional capital to fund our operations, including product candidate development activities. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

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

Off-Balance Sheet Arrangements

Through June 30, 2012, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Our market risks at June 30, 2012 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01. We have three additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, the Sufentanil/Triazolam NanoTab, or ARX-03 and Sufentanil Single-Dose Acute Pain NanoTab, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005 and as of June 30, 2012, we had an accumulated deficit of $102.9 million.

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

If we fail to obtain additional financing, we would be forced to delay, reduce or eliminate our product development programs.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including our Phase 3 ARX-01 studies. As of June 30, 2012, we had working capital of $23.0 million.

We believe that our current cash, cash equivalents and investments will be sufficient to fund our current operations into the second quarter of 2013. We will need to raise substantial additional funds to support our future operations, and such funding may not be available to us on acceptable terms, or at all. Additionally, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we believe our existing cash resources are adequate to complete all three ARX-01 Phase 3 clinical trials and to commence preparation of a New Drug Application, or NDA; however, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected. In any event, we will require substantial additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will not be able to continue our planned level of operations through the second quarter of 2013 and beyond, complete the development activities required to submit a NDA to the FDA, nor pursue commercialization efforts, all of which would have a material adverse effect on our business, operating results and prospects.

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

We might be unable to service our current debt due to a lack of cash flow and might be subject to default.*

In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. We drew the first tranche of $10.0 million upon closing of the transaction in June 2011 and the second tranche of $10.0 million in December 2011. We used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain Loan and Security Agreement between us and Pinnacle Ventures, L.L.C., dated September 2008. The interest rate is 8.50%, with 12 months of interest only payments. The notes issued pursuant to the loan and security agreement mature on December 1, 2014. Since entering into the agreement with Hercules, AcelRx has been making monthly interest-only payments to Hercules of approximately $140,000 per month. According to the terms of the agreement, effective July 1, 2012, we began repaying Hercules principal, with equal-monthly payments of $742,000, consisting of both principal and interest payments. We granted to Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property, where the security interest is limited to proceeds of intellectual property.

If we do not make the required payments when due, either at maturity, or at applicable installment payment dates, if we breach the agreement or become insolvent, Hercules could elect to declare all amounts outstanding, together with accrued and unpaid interest and penalty, to be immediately due and payable. In order to continue our planned operations and satisfy our debt obligations with Hercules, we will need to raise additional capital in the future. Additional capital may not be available in terms acceptable to us, or at all. Even if we were able to prepay the full amount in cash, any such repayment could leave us with little or no working capital for our business. If we are unable to repay those amounts, Hercules will have a first claim on our assets pledged under the loan agreement. If Hercules should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any default under the loan agreement and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations.

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of our product candidate, ARX-01, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize ARX-01, for the treatment of post-operative pain. We currently have two of our three planned Phase 3 ARX-01 clinical trials ongoing, and we anticipate initiation of our third and final Phase 3 trial in the third quarter of 2012. We believe our existing capital resources will be adequate to support operations into the second quarter of 2013 and will be adequate to complete all three ARX-01 Phase 3 clinical trials. Contingent on our ability to raise additional funding, we intend to use these completed trials as a basis to submit an NDA for ARX-01 in 2013. There is no guarantee that our Phase 3 clinical trials, or any of the remaining pharmacokinetic studies, or PK studies, or non-clinical studies to be included in the NDA, will be completed, or if completed, will be successful.

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

ARX-01 is a drug/device combination product candidate with both drug and device components submitted in the investigational new drug application. Based on our discussions with the FDA, we believe that ARX-01 is viewed as a combination product by the FDA, and both drug and device components will be required for review as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as ARX-01. As a result, we have in the past and may in the future experience delays for ARX-01 due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA.

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

The ARX-01 device we are using in Phase 3 clinical trials and plan to use commercially, or the Phase 3 device, has more features than the device used in Phase 2, including additional software. We have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, which have informed the design of the Phase 3 device and we plan to conduct more summative Human Factors studies prior to submitting the NDA. However, we cannot predict if the Phase 3 device will be fully functional or acceptable throughout the Phase 3 clinical trials or for commercial use. If we need to modify the Phase 3 device either before, during or after the planned Phase 3 studies, we may incur higher costs and experience delay in regulatory approval and commercialization of ARX-01. Furthermore, if the changes to the device are substantial, we may need to conduct further clinical studies in order to have the commercial device approved by the FDA.

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

We have selected and executed agreements with our CRO to conduct our three Phase 3 clinical studies for ARX-01 and for the Phase 2 study for ARX-04. We will rely on this CRO, along with other CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for ARX-01 and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

In May 2011, we entered into an award contract with the USAMRMC, effective June 1, 2011, in which the USAMRMC granted approximately $5.6 million to us in order to support the development of ARX-04, a sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse us for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The period of research under the grant ends on May 31, 2013, with a final report due on June 30, 2013. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research.

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

USAMRMC may fail to perform their responsibilities under the agreement, which may result in termination of the agreement. In addition, we may fail to perform our responsibilities under the agreement. Our government agreement is subject to audits, which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position. As a result, we may be unsuccessful in entering, or ineligible to enter, into future government agreements.

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

A substantial portion of our clinical trial manufacturing to date has been completed at Patheon Inc. in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio. There can be no assurance that the technology transfer process will be completed in a timely manner which could result in a delay in the submission of an NDA.

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

As of July 1, 2012, we had 22 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ARX-01 and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

We have three issued patents in the United States and one issued patent in Europe and we have numerous pending patent applications in the United States, Europe and select foreign jurisdictions. If our pending patent applications fail to issue, our business could be adversely affected.*

Our commercial success will depend in part on obtaining and maintaining patent protection for our product candidates, as well as successfully defending our current and future patents against third party challenges. To protect our proprietary technology, we rely on patents as well as other intellectual property protections, including trade secrets, nondisclosure agreements and confidentiality provisions.

In addition, there can be no assurance that our pending patent applications will result in issued patents. As of August 1, 2012, we are the owner of record of one issued European patent which expires in 2027, three issued U.S. patents which provide coverage through 2030, and we are pursuing 16 U.S. non-provisional patent applications, one pending international Patent Cooperation Treaty applications and 60 foreign national applications, including seven European Regional Phase applications directed to our product candidates. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

To date, we have a low volume of daily trades in our common stock on the NASDAQ Global Market. For example, the average daily trading volume in our common stock on the NASDAQ Global Market during the second quarter of 2012 was approximately 4,500 shares per day. Our stockholders may be unable to sell their common stock at or above their respective purchase prices if at all, which may result in substantial losses to our stockholders.

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

Our executive officers and directors, together with the stockholders with whom our executive officers and directors are affiliated or associated, beneficially owned approximately 75% of our outstanding voting stock as of July 1, 2012. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. However, our independent registered public accounting firm is not currently required to deliver an attestation report on the effectiveness of our internal control over financial reporting as we qualify for an exemption as a non-accelerated filer under the applicable SEC rules and regulations.

We have been and will continue to be involved in a substantial effort to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. We cannot be certain at this time whether our measures to improve internal controls will be successful, that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our independent registered public accounting firm will not identify material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404, it may affect the reliability of our internal control over financial reporting and negatively impact the quality of disclosure to our stockholders. If we or our independent registered public accounting firm identify and report a material weakness, it could adversely affect our stock price.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of June 30, 2012, we had 22.6 million shares of common stock outstanding, all of which is eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As of June 30, 2012, we have used approximately $34.0 million of the net proceeds from the offering to fund our clinical development and general working capital requirements. As of June 30, 2012, the remaining net offering proceeds have been invested in high credit quality U.S. government agency obligations and commercial paper. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on February  11, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

4.7	Warrant to Purchase Stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2011.(8)

4.8	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.(9)

10.23	Form of Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.(10)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(9)	Incorporated herein by reference to Exhibit 4.8 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 30, 2012.

(10)	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 30, 2012.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ James H. Welch
James H. Welch
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

4.7	Warrant to Purchase Stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2011.(8)

4.8	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.(9)

10.23	Form of Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.(10)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(9)	Incorporated herein by reference to Exhibit 4.8 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 30, 2012.

(10)	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 30, 2012.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.