Form 10-Q
period 2012-09-30
ACELRX PHARMACEUTICALS INC
filed 2012-11-06
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

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

As of October 15, 2012, the number of outstanding shares of the registrant’s common stock was 22,646,773.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2012 and December 31, 2011	3

	Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011 and for the period from July 13, 2005 (inception) through September 30, 2012 (unaudited)	4

	Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and for the period from July 13, 2005 (inception) through September 30, 2012 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc.

ACELRX, NANOTAB and “ACCELERATE, INNOVATE, ALLEVIATE,” are registered trademarks of AcelRx Pharmaceuticals, Inc. Other trademarks of AcelRx Pharmaceuticals, Inc. appearing in this report are the property of AcelRx Pharmaceuticals, Inc.

This report also contains trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2012 (Unaudited)	December 31, 2011(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,721	$7,794
Short-term investments	19,654	27,991
Prepaid expenses and other current assets	1,922	2,361

Total current assets	25,297	38,146
Property and equipment, net	2,524	2,306
Restricted cash	205	205
Other assets	125	178

TOTAL ASSETS	$28,151	$40,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,858	$1,530
Accrued liabilities	2,143	2,565
Long-term debt, current portion	7,226	3,750

Total current liabilities	12,227	7,845
Deferred rent	341	15
Long-term debt, net of current portion	10,456	15,275
Warrant liability	5,345	—
Contingent put option liability	109	232

Total liabilities	28,478	23,367

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized as of September 30, 2012 and December 31, 2011; 22,646,773 and 19,567,778 shares issued and outstanding as of September 30, 2012 and December 31, 2011	23	22
Additional paid-in capital	111,154	106,110
Deficit accumulated during the development stage	(111,505)	(88,664)
Accumulated other comprehensive income	1	—

Total stockholders’ equity (deficit)	(327)	17,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,151	$40,835

(1)	The condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 13, 2005 (Inception) Through September 30,
	2012	2011	2012	2011	2012
Research grant revenue	$166	$408	$719	$448	$1,791
Operating expenses:
Research and development	6,948	3,947	17,113	8,922	84,534
General and administrative	1,410	1,866	5,290	5,086	24,584

Total operating expenses	8,358	5,813	22,403	14,008	109,118

Loss from operations	(8,192)	(5,405)	(21,684)	(13,560)	(107,327)
Interest expense	(573)	(377)	(1,765)	(1,891)	(7,204)
Interest income and Other income (expense), net	183	21	608	1,722	3,026

Net loss	(8,582)	(5,761)	(22,841)	(13,729)	(111,505)

Other comprehensive loss:
Unrealized gains on available for sale securities	4	5	1	3	1

Comprehensive loss	$(8,578)	$(5,755)	$(22,840)	$(13,726)	$(111,504)

Net loss per share of common stock, basic and diluted	$(0.38)	$(0.30)	$(1.09)	$(0.83)

Shares used to compute basic and diluted net loss per share of common stock	22,632,573	19,458,640	20,961,886	16,594,051

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,		Period from July 13, 2005 (Inception) Through September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,841)	$(13,729)	$(111,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	467	348	2,545
Amortization of premium/discount on investments, net	339	196	534
Interest expense related to debt financing	497	1,462	3,324
Stock-based compensation	1,633	1,346	5,979
Revaluation of convertible preferred stock warrant, call option, put option and private placement warrant liabilities	(606)	(1,688)	(690)
Other	38	—	28
Changes in operating assets and liabilities:
Prepaid expenses and other assets	459	(133)	(524)
Restricted cash	—	—	(205)
Accounts payable	1,328	2,083	2,858
Accrued liabilities	(478)	961	400
Deferred rent	381	(142)	450

Net cash used in operating activities	(18,783)	(9,296)	(96,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(723)	(1,777)	(5,111)
Purchase of investments	(23,528)	(33,280)	(108,195)
Proceeds from sale of investments	—	—	21,815
Proceeds from maturity of investments	31,527	3,516	66,243

Net cash provided by (used in) investing activities	7,276	(31,541)	(25,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of costs	—	34,939	34,939
Proceeds from private placement of common stock, net of costs	9,077	—	9,077
Proceeds from the issuance of long-term debt	—	9,762	32,383
Payments of long-term debt	(1,806)	(5,298)	(15,027)
Proceeds from issuance of convertible promissory notes	—	—	9,000
Proceeds from issuance of common stock pursuant to equity plans	163	204	462
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	54,941

Net cash provided by financing activities	7,434	39,607	125,775

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,073)	(1,230)	3,721
CASH AND CASH EQUIVALENTS—Beginning of period	7,794	3,055	—

CASH AND CASH EQUIVALENTS—End of period	$3,721	$1,825	$3,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,255	$347	$4,157
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contingent put option liability	$—	$62	$62
Issuance of convertible preferred stock warrants	$—	$—	$1,223
Beneficial conversion features related to convertible notes	$—	$—	$1,699
Issuance of call option related to convertible note	$—	$—	$476
Conversion of convertible promissory notes into common stock	$—	$8,137	$8,137
Issuance of common stock upon cashless exercise of warrants	$—	$536	$536
Reclassification of warrant liability and call option liability to equity	$—	$906	$906
Issuance of warrants for common stock	$5,828	$967	$6,795
Purchase of property and equipment through accounts payable and accrued liabilities	$—	$865	$

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through September 30, 2012. In addition, the Company had an accumulated deficit of $111.5 million and $88.7 million as of September 30, 2012 and December 31, 2011, respectively. Through September 30, 2012, the Company has relied primarily on the proceeds from equity offerings and loan proceeds to finance its operations. Management believes that the Company’s current cash, cash equivalents and investments will be sufficient to fund the Company’s current operations into the second quarter of 2013, including support for the continuing development of ARX-01, our lead product candidate. The Company will need to raise additional funding or otherwise enter into collaborations to fund future operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities, such as completion of our final planned ARX-01 Phase 3 trial, to reduce costs. Doing so may affect the Company’s ability to operate effectively. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements as of December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which include a broader discussion of the Company’s business and the risks inherent therein.

Initial Public Offering

On February 10, 2011, the Company sold 8,000,000 shares of common stock at a price of $5.00 per share in its initial public offering, or the IPO. The shares began trading on the NASDAQ Global Market on February 11, 2011. The Company received $34.9 million in net proceeds from the IPO, after deducting an estimated $5.1 million in underwriting discounts and commissions and other offering-related expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 8,555,713 shares of common stock. In addition, the principal and accrued interest under the 2010 Convertible Notes, as defined in Note 6 “Convertible Notes,” converted into 2,034,438 shares of common stock immediately prior to the closing of the IPO and the 2010 Warrants, as defined in Note 7 “Warrants,” were net exercised for 107,246 shares of Series C convertible preferred stock, which shares were converted to common stock immediately prior to the closing of the IPO. All other outstanding warrants to purchase convertible preferred stock became exercisable for shares of common stock.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,241	$—	$—	$1,241
Money market funds	2,280	—	—	2,280
U.S. government agency securities	200	—	—	200

Total cash and cash equivalents	3,721	—	—	3,721
Marketable securities:
U.S. government agency securities	19,653	1	—	$19,654

Total marketable securities	19,653	1	—	$19,654

Total cash, cash equivalents and investments	$23,374	$1	$—	$23,375

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$641	$—	$—	$641
Money market funds	6,883	—	—	6,883
U.S. government agency securities	270	—	—	270

Total cash and cash equivalents	7,794	—	—	$7,794

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
U.S. government agency securities	27,991	—	—	27,991

Total marketable securities	27,991	—	—	$27,991

Total cash, cash equivalents and investments	$35,785	$—	$—	$35,785

As of September 30, 2012 and December 31, 2011 none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the nine months ended September 30, 2012. There were no other-than-temporary impairments for these securities at September 30, 2012 or December 31, 2011.

As of September 30, 2012, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of September 30, 2012 and December 31, 2011, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which was classified as a Level III liability. As of September 30, 2012 and December 31, 2011, the estimated fair value of the contingent put option liability was $109,000 and $232,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of September 30, 2012, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 5 “Stockholders’ Equity.” The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to one, or any, of the inputs impact the estimated fair value of the PIPE warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2012
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,280	$2,280	$—	$—
U.S. government agency obligations	19,854	—	19,854	—

Total assets measured at fair value	$22,134	$2,280	$19,854	$—

Liabilities
PIPE warrants	$5,345	—	—	$5,345
Contingent put option liability	109	—	—	109

Total liabilities measured at fair value	$5,454	$—	$—	$5,454

	As of December 31, 2011
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$6,883	$6,883	$—	$—
U.S. government agency obligations	28,261	—	28,261	—

Total assets measured at fair value	$35,144	$6,883	$28,261	$—

	As of December 31, 2011
	Fair Value	Level I	Level II	Level III
Liabilities
Contingent put option liability	$232	—	—	$232

Total liabilities measured at fair value	$232	$—	$—	$232

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of September 30, 2012:

Risk-free interest rate	0.62%
Expected volatility	81.0%
Expected life (in years)	5.2
Expected dividend yield	0.0%

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities (in thousands):

Nine Months Ended September 30, 2012
Fair value—beginning of period	$232
Addition of PIPE warrants on June 1, 2012	5,828
Change in fair value of PIPE warrants	(483)
Change in fair value of contingent put option	(123)

Fair value—end of period	$5,454

3. Research Grant Agreement

In May 2011, AcelRx received a grant from the US Army Medical Research and Materiel Command, or USAMRMC, in which the USAMRMC granted $5.6 million to the Company in order to support the development of a new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse the Company for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The period of research under the grant was originally scheduled to end on August 31, 2012, with a final report due on September 30, 2012. In June 2012, due to a longer than expected administrative review process by the USAMRMC, the Company was awarded a no-cost extension of the grant whereby the period of research was extended through May 31, 2013, with a final report due on June 30, 2013. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research.

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the grant agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $166,000 and $719,000 for the three and nine months ended September 30, 2012, respectively, and $408,000 and $448,000 for the three and nine months ended September 30, 2011. Revenue attributable to the research and development performed under the USAMRMC grant since inception was $1.8 million.

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

The interest rate for each tranche is 8.50% and the Company made interest only payments until June 30, 2012 followed by equal monthly payments of $0.7 million, consisting of principal and interest, through the scheduled maturity date on December 1, 2014.

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the notes, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.2 million. This option is considered a contingent put option liability as the holder of the notes may exercise the option in the event of default and, is considered an embedded derivative which must be valued and separately accounted for in the Company’s financial statements. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statement of comprehensive loss. As of September 30, 2012, the estimated fair value of the contingent put option liability was $109,000. See Note 2 “Investments and Fair Value Measurement” for further description of the contingent put option liability.

In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 7 “Warrants” for further description.

As of September 30, 2012, the Company had outstanding borrowings under the Hercules loan and security agreement of $17.7 million, net of debt discounts of $0.6 million. Amortization of the debt discounts, which was recorded as Interest Expense, was $134,000 and $406,000 for the three and nine months ended September 30, 2012, respectively and $126,000 for both the three and nine months ended September 30, 2011.

Pinnacle Loan and Security Agreement

In September 2008, the Company entered into a $12.0 million loan and security agreement with Pinnacle. In November 2008, the Company drew down all $12.0 million of the loan facility. On June 29, 2011, upon execution of the Hercules loan and security agreement, the Pinnacle agreement was terminated and the outstanding balance of $2.8 million was repaid. The unamortized portions of the final payment and deferred financing costs were recorded to interest expense upon termination of the Pinnacle agreement.

5. Stockholders’ Equity

2012 Private Placement Offering

On June 1, 2012, or the Issuance Date, the Company issued an aggregate of 2,922,337 shares of common stock and warrants to purchase up to 2,630,103 shares of common stock, or the PIPE warrants, for aggregate gross proceeds of $10.0 million, or the Private Placement. Costs related to the offering were $0.9 million. The shares of common stock and PIPE warrants issued in the Private Placement were sold pursuant to a Securities Purchase Agreement, or Purchase Agreement, dated May 29, 2012, between the Company and certain purchasers, including certain entities affiliated with Mark Wan and Stephen J. Hoffman, members of the Company’s board of directors. Pursuant to the Purchase Agreement, AcelRx sold shares of common stock and PIPE warrants to purchase common stock in immediately separable “Units,” with each Unit consisting of (i) one share of common stock and (ii) a PIPE warrant to purchase 0.9 of a share of common stock. The per share exercise price of the PIPE warrants was $3.40. The offering price per Unit was $3.40 for non-affiliated investors, and $3.5125 for affiliated investors, which equals the sum of (i) $3.40, the closing consolidated bid price of our common stock on May 29, 2012, plus (ii) $0.1125 (which is equal to $0.125 per PIPE warrant share, multiplied by 0.9), for an aggregate amount of $10.0 million. The PIPE warrants issued in the Private Placement become exercisable six months after the Issuance Date, and expire on the five year anniversary of the initial exercisability date.

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

2012 ATM Agreement

On August 31, 2012, the Company entered into an At Market Issuance Sales Agreement, or Sales Agreement, or ATM, with MLV & Co. LLC, or MLV, pursuant to which the Company may elect to issue and sell shares of its common stock having an aggregate offering price equal to the lesser of (i) the amount that the Company may continue to offer and sell under the eligibility requirements for use of Form S-3 (including, if applicable, Instruction I.B.6 thereof) or (ii) $7,500,000. The Company is not obligated to make any sales of common stock under the Sales Agreement. Unless earlier terminated, the Sales Agreement will automatically terminate upon the earlier of (1) the sale of all common stock subject to the Sales Agreement or (2) August 31, 2015. The Company will pay MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds for common stock sold through MLV under the Sales Agreement. The Company has also provided MLV with customary indemnification rights and expense reimbursements for up to $25,000 of expenses. The Company did not sell any shares of common stock pursuant to the Purchase Agreement during the three and nine months ended September 30, 2012.

6. Convertible Notes

2010 Convertible Notes

On September 14, 2010, the Company sold convertible promissory notes, or the 2010 Convertible Notes, to certain existing investors for an aggregate purchase price of $8.0 million, with an option for the holders of the 2010 Convertible Notes to purchase an additional $4.0 million of the 2010 Convertible Notes. This option was determined to be a call option that was recorded at its fair value of $476,000 as a debt discount that would have been amortized to interest expense over the one-year term of the 2010 Convertible Notes. The fair value of the call option was determined by evaluating multiple potential outcomes using a market approach and an income approach depending on the scenario and discounting these values back to the appropriate date while applying estimated probabilities to each scenario value. The call option was revalued to its fair value as of the IPO date and was written off upon its expiration with a benefit of $596,000 being recognized through other income (expense) during the nine months ended September 30, 2011. In addition, the unamortized debt discount in the amount of $1.1 million at the time of the IPO was recognized as interest expense in connection with the conversion of the notes.

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

As of September 30, 2012, warrants to purchase 3,425 shares of common stock had not been exercised and were outstanding. These warrants expire in March 2017.

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

In connection with the Company’s IPO in February 2011, the Series C warrants were automatically converted into warrants to purchase 228,264 shares of common stock. Immediately before the conversion to common stock warrants, the Series C warrants were remeasured to fair value with the change in the fair value of these warrants of $323,000 being recorded as a benefit through other income (expense), net during the nine months ended September 30, 2011. Immediately after the conversion to common stock warrants, the remaining liability of $894,000 was reclassified to additional paid-in capital. As a result of the conversion, these common stock warrants were no longer recorded as liabilities and were therefore no longer remeasured as of the end of each reporting period.

As of September 30, 2012, warrants to purchase 228,264 shares of common stock had not been exercised and were outstanding. These warrants expire in September 2018.

2010 Warrants

The Company issued warrants in connection with the 2010 Convertible Notes in September 2010, or the 2010 Warrants. The 2010 Warrants were exercisable into shares of convertible preferred stock. The 2010 Warrants would have terminated if not exercised immediately prior to the IPO. The 2010 Warrants allowed for cashless exercises.

The Company determined the fair value of the 2010 Warrants to be $1.2 million upon issuance, as determined using the Black-Scholes option-pricing model which was recorded as a convertible preferred stock warrant liability and a debt discount. As of December 31, 2010, the related warrant liability was $1.3 million. In connection with the IPO, the 2010 Warrants were net exercised into shares of Series C convertible preferred stock, which shares were automatically converted to 107,246 shares of common stock immediately prior to the IPO. Immediately before the exercise into Series C convertible preferred stock, the 2010 Warrants were remeasured to fair value with the change in the fair value of these warrants of $796,000 being recorded as a benefit through other income (expense), net during the nine months ended September 30, 2011. Immediately after the exercise into Series C convertible preferred stock, the remaining liability of $536,000 was reclassified to additional paid-in capital.

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

As of September 30, 2012, warrants to purchase 274,508 shares of common stock issued to Hercules had not been exercised and were outstanding.

2012 Private Placement Warrants

In connection with the Private Placement, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the PIPE warrants was $3.40 which equals the closing consolidated bid price of the Company’s common stock on May 29, 2012, the effective date of the Purchase Agreement. The PIPE warrants issued in the Private Placement become exercisable six months after the issuance date, and expire on the five year anniversary of the initial exercisability date. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants were recorded as a liability at fair value, as determined by the Black-Scholes option-pricing model, and then marked to fair value each reporting period, with changes in estimated fair value recorded through the Statement of Comprehensive Loss in other income or expense.

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of September 30, 2012, the fair value of the PIPE warrants was estimated to be $5.3 million. The change in fair value for the three and nine months ended September 30, 2012, which was recorded as other income, was $0.1 million and $0.5 million, respectively.

As of September 30, 2012, PIPE warrants to purchase 2,630,103 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding.

8. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 13, 2005 (Inception) Through September 30,
	2012	2011	2012	2011	2012
Expenses:
Research and development	$258	$253	$762	$578	$3,142
General and administrative	304	304	871	768	2,837

Total stock-based compensation expense	$562	$557	$1,633	$1,346	$5,979

As of September 30, 2012 there were 866,969 shares available for future grant, 3,321,038 options outstanding and 161,096 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan.

9. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2012 and 2011 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(8,582)	$(5,761)	$(22,841)	$(13,729)

Shares used in computing net loss per share of common stock, basic and diluted	22,632,573	19,458,640	20,961,886	16,594,051

Net loss per share of common stock, basic and diluted	$(0.38)	$(0.30)	$(1.09)	$(0.83)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2012	2011
Stock options to purchase common stock	3,321,038	2,395,968
Restricted stock units	161,096	257,868
Common stock warrants	3,136,300	506,197

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the timing, release and implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

About AcelRx Pharmaceuticals

We are a development stage specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. Our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01, is designed to improve the management of post-operative pain in patients in the hospital setting. Although widely used, the current standard of care for patients with post-operative pain, intravenous patient-controlled analgesia, or IV PCA, has been shown to cause harm to patients following surgery because of the side effects of morphine, the invasive IV route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps. We are conducting three Phase 3 trials for ARX-01. We completed enrollment of the final subject in our Phase 3 clinical trial comparing ARX-01 to IV PCA with morphine and we expect top-line data from this trial in November 2012. Top-line data from the other two Phase 3 trials are expected in the first quarter of 2013.

ARX-01 is designed to improve the management of post-operative pain in patients by utilizing:

•	sufentanil, a high therapeutic index opioid;

•	NanoTabs, our proprietary, non-invasive sublingual dosage form; and

•	our novel handheld PCA device that enables simple patient-controlled delivery of NanoTabs in the hospital setting and eliminates the risk of programming errors.

We have completed Phase 2 clinical development for two additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, for the treatment of cancer breakthrough pain, or BTP, and the Sufentanil/Triazolam NanoTab, or ARX-03, designed to provide mild sedation, anxiety reduction and pain relief for patients undergoing painful procedures in a physician’s office. In May 2011, we announced that the US Army Medical Research and Materiel Command, or USAMRMC, awarded us a $5.6 million grant to support the development of a new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse us for development, manufacturing and clinical expenses necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of moderate-to-severe acute pain, and to prepare to enter Phase 3 development. Future development of ARX-02 and ARX-03 product candidates is contingent upon obtaining additional funding or establishing corporate partnerships.

We have established and continue to build proprietary positions for our product candidates and related technology in the United States and abroad. We continue to seek and expand our patent protection for both compositions of matter and delivery devices, as well as methods of treatment related to our product candidates. In particular, we are pursuing patent protection for our ARX-01, ARX-02, ARX-03 and ARX-04 NanoTabs and formulations, our ARX-01 PCA devices, the combination of drugs and our ARX-01 PCA devices, our ARX-02, ARX-03 and ARX-04 SDAs, as well as to methods of treatment using such drug and device compositions.

Development of therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the United States Food and Drug Administration, or FDA. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Product Development Update

ARX-01

We continue to make progress in the development of our lead product candidate, ARX-01, including the following activities:

•

In April 2012, we initiated a Phase 3 open-label active-comparator study comparing ARX-01 to the current standard of care, IV PCA morphine, in patients with post-operative pain following open-abdominal surgery or major orthopedic surgery. We completed enrollment of the final subject for this trial and expect top-line data in November 2012; and

•

In March 2012, we initiated a Phase 3 double-blind, placebo-controlled efficacy and safety trial of patients with post-operative pain following open-abdominal surgery. We expect top-line data for this trial in the first quarter of 2013;

•

In August 2012, we initiated our third planned Phase 3 clinical trial, a double-blind, placebo-controlled efficacy and safety study of patients with post-operative pain following hip and knee replacement surgeries. We expect top-line data for this trial in the first quarter of 2013.

ARX-04

ARX-04 is our product candidate for management of moderate-to-severe acute pain. In November 2012, following approval from the USAMRMC, we initiated a Phase 2 dose-finding clinical trial for ARX-04. The Phase 2 trial is a multicenter, double-blind, placebo-controlled efficacy and safety trial in patients with post-operative pain following bunionectomy surgery.

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

Since our inception in July 2005, we have not generated any revenue from the sale of our products and do not anticipate generating any product revenues for the foreseeable future. We have recognized revenue associated with our grant from the USAMRMC of $1.8 million since inception of the grant, but continued funding from the USAMRMC is contingent upon their review and approval of our continued research and development activities associated with the grant. In addition, there can be no assurance that we will receive other research-related grant awards or produce other collaborative agreement revenues in the future. We have incurred losses and generated negative cash flows from operations since inception. Our net losses were $22.8 million for the nine months ended September 30, 2012 and $20.1 million during the year ended December 31, 2011. As of September 30, 2012, we had cash, cash equivalents and investments totaling $23.4 million compared to $35.8 million as of December 31, 2011. As of September 30, 2012, we had an accumulated deficit of $111.5 million.

On June 1, 2012, we issued an aggregate of 2,922,337 shares of common stock and warrants to purchase up to 2,630,103 shares of common stock, or the PIPE warrants, for aggregate gross proceeds of $10.0 million, in a private placement equity offering, or the Private Placement. On August 31, 2012, we entered into At Market Issuance Sales Agreement, or the Sales Agreement, with MLV & Co. LLC, or MLV, pursuant to which we may elect to issue and sell shares of our common stock having an aggregate offering price of the lesser of (i) an amount we can continue to offer and sell under the eligibility requirements of the Form S-3 and (ii) $7.5 million, from time to time through MLV as our sales agent. We are not obligated to make any sales of common stock under the Sales Agreement and, to date, we have not sold any common stock pursuant to this agreement.

We believe that our current cash, cash equivalents and investments will be sufficient to fund the Company’s current operations into the second quarter of 2013, including support for the continuing development of our lead product candidate, ARX-01. We will need to raise additional funding or otherwise enter into collaborations to fund future operations. If we are unable to raise additional capital to fund our operations, we may not be able to complete our final planned ARX-01 Phase 3 study, which we initiated in August 2012, and will need to curtail planned activities to reduce costs. Doing so may affect our ability to operate effectively. See “Liquidity and Capital Resources” for additional discussion.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2012 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

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

Revenue from the grant award for the three and nine months ended September 30, 2012 was $0.2 million and $0.7 million, respectively, compared to $0.4 million and $0.4 million for the three and nine months ended September 30, 2011. From inception of the grant through September 30, 2012, we have generated grant revenue of $1.8 million.

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

We track external development expenses on a program-by-program basis. Our internal development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
ARX-01	$5,546	$2,566	$12,354	$4,942
ARX-04	86	168	380	182
Overhead	1,316	1,213	4,379	3,798

Total research and development expenses	$6,948	$3,947	$17,113	$8,922

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on advancing ARX-01 and ARX-04, and subsequently ARX-02 and ARX-03, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements. We expect our research and development expenses to increase as we progress with our ARX-01 Phase 3 clinical trials, and subject to additional funding, complete all the requisite preparatory activities to submit a new drug application, or NDA, to the FDA. Additionally, our research and development expenses will increase as we conduct the ARX-04 Phase 2 clinical trial.

Total research and development expenses for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	%	2012	2011	Change	%
Research and development expenses	$6,948	$3,947	$3,001	76%	$17,113	$8,922	$8,191	92%

The $3.0 million increase during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily attributable to an increase of $3.0 million related to Phase 3 clinical trial development for our ARX-01 program. We are conducting three ARX-01 Phase 3 trials, all of which were initiated in 2012.

The $8.2 million increase during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily attributable to an increase of $7.4 million related to Phase 3 clinical trial development for our ARX-01 program. In addition, there was an increase of $0.2 million related to our ARX-04 development program, which we initiated in the second quarter of 2011. There were also increases in personnel-related expenses, including stock-based compensation of $0.2 million and in allocated overhead expenses of $0.3 million.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration and finance and business development activities. Other significant expenses included legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses to increase as we continue to build our corporate infrastructure in support of continued development of our product candidates.

Total general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	%	2012	2011	Change	%
General and administrative	$1,410	$1,866	$(456)	(24)%	$5,290	$5,086	$204	4%

The $0.5 million decrease during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to decreases in personnel related expenses, including consulting, of $0.2 million, and decreases in marketing research efforts associated with ARX-01 of $0.1 million and legal expenses, including patent prosecution, of $0.1 million.

There were no significant changes in general and administrative related expenses during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	%	2012	2011	Change	%
Interest expense	$573	$377	$196	52%	$1,765	$1,891	$(126)	(7)%

The $0.2 million increase in interest expense was due to a higher average debt balance during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. During both periods we incurred interest expense related to our $20.0 million loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which we entered into on June 29, 2011. We borrowed $20.0 million in two tranches of $10.0 million; $10.0 million was borrowed upon execution of the agreement in June 2011 and the second $10.0 million was borrowed in December 2011.

The $0.1 million decrease in interest expense during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily attributable to interest and the debt discount amortization recorded during the nine months ended September 30, 2011 related to convertible promissory notes issued in September 2010 which converted immediately prior to the IPO in February 2011. While the average debt balance during the nine months ended September 30, 2012 was higher than during the same period in 2011, the nine months ended September 30, 2011 included a $1.1 million charge to interest expense related to the unamortized debt discounts associated with the conversion of the aforementioned promissory notes.

Interest Income and Other Income (Expense), net

Total interest income and other income (expense), net for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	%	2012	2011	Change	%
Interest Income and Other Income (Expense), net.	$183	$21	$162	771%	$608	$1,722	$(1,114)	(65%)

The $0.2 million increase in interest income and other income (expense) during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to the decrease in estimated fair value of the PIPE warrants issued in connection with our Private Placement, completed in June 2012. A decrease in the estimated fair value of the PIPE warrants is recorded as other income.

The $1.1 million decrease in interest income and other income (expense) during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily attributable to the change in the fair value of our warrants to purchase convertible preferred stock and the write-off of the call option related to the convertible promissory notes issued in September 2010, which expired upon closing of the IPO in February 2011. Upon the completion of our IPO, all of our warrants to purchase convertible preferred stock were remeasured to fair value and were either exercised or converted into warrants to purchase common stock.

Interest income and other income (expense) during the nine months ended September 30, 2012 primarily reflects the decrease in estimated fair value of the PIPE warrants issued in connection with our Private Placement and the decrease in estimated fair value of the contingent put option liability associated with our loan and security agreement with Hercules.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities and debt financings. From inception through September 30, 2012, we have received net proceeds of $54.9 million from the sale of convertible preferred stock, $9.1 million from our Private Placement, $34.9 million from our IPO and $41.4 million from our debt arrangements. We have incurred losses and generated negative cash flows from operations since inception, and we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future.

On August 31, 2012, we entered into the Sales Agreement with MLV which provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, we may elect to issue and sell shares of our common stock having an aggregate offering price of the lesser of (i) an amount we can continue to offer and sell under the eligibility requirements of the Form S-3 and (ii) $7.5 million, from time to time through MLV as our sales agent. The issuance and sale of shares by us under the Sales Agreement with MLV, if any, are subject to the continued effectiveness of our registration statement on Form S-3, which was declared effective by the SEC on August 31, 2012. We are not obligated to make any sales of common stock under the Sales Agreement. The offering of shares of our common stock pursuant to the Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Sales Agreement, (2) August 31, 2015 and (3) the termination of the Sales Agreement. To date, we have not sold any common stock pursuant to the Sales Agreement.

As of September 30, 2012, we had cash, cash equivalents and investments totaling $23.4 million compared to $35.8 million as of December 31, 2011. The decrease was primarily attributable to capital required to fund our continuing operations, including advancement of our lead product candidate, ARX-01, partially offset by proceeds from our Private Placement, which we completed in June 2012. Our most significant use of capital pertains to salaries and benefits for our employees and clinical trial expenses related to our development programs.

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

Cash Flows

The following is summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(18,783)	$(9,296)
Net cash provided by (used in) investing activities	7,276	(31,541)
Net cash provided by financing activities	7,434	39,607

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

Cash used in operating activities of $18.8 million during the nine months ended September 30, 2012 primarily reflected a net loss of $22.8 million, partially offset by a net change of $1.7 million in our operating assets and liabilities primarily related to accounts payable. In addition, we had non-cash charges of $1.6 million in stock-based compensation and $0.5 million for interest on our debt, partially offset by $0.6 million of non-cash benefits primarily related to the revaluation of the PIPE warrants.

Cash used in operating activities for the nine months ended September 30, 2011 primarily reflects the net loss for the period, partially offset by a net change of $2.7 million in our operating assets and liabilities primarily related to accounts payable and accrued liabilities. In addition, we had non-cash charges of $1.5 million for interest on our debt and $1.3 million in stock-based compensation, which were offset by $1.7 million of non-cash benefits for the revaluation of the warrant liability and the write off of the call option liability.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales and maturities of our available-for-sale investments.

During the nine months ended September 30, 2012, cash provided by investing activities of $7.3 million was primarily a result of $31.5 million in proceeds from maturity of investments, partially offset by $23.5 million for purchases of investments.

During the nine months ended September 30, 2011, cash used in investing activities of $31.5 million was primarily a result of $33.3 million used for purchases of investments and $1.8 million for purchases of property and equipment, partially offset by $3.5 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of September 30, 2012, we had outstanding debt of $17.7 million, net of debt discounts of $0.6 million.

During the nine months ended September 30, 2012, cash provided by financing activities was primarily a result of the Private Placement, pursuant to which, on June 1, 2012, we issued an aggregate of 2,922,337 shares of common stock and PIPE warrants to purchase up to 2,630,103 shares of common stock for net proceeds of $9.1 million. These proceeds were partially offset by payments of long-term debt of $1.8 million related to our loan and security agreement with Hercules.

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

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development and clinical trial activities. We believe that our available cash resources and funding from the USAMRMC grant, will support our currently planned operations into the second quarter of 2013, including support for our continuing development of our product candidates. Future capital requirements will be substantial and we will need to raise additional capital to fund our operations, including product candidate development activities. If we are unable to raise additional capital to fund our operations, we may not be able to complete our final planned ARX-01 Phase 3 study, which we initiated in August 2012, and will need to curtail planned clinical activities to reduce costs. Doing so may affect our ability to operate effectively.Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

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

We expect to satisfy our future cash needs through our public or private equity offerings, including our Sales Agreement with MLV, debt financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to our product candidates that we would otherwise seek to commercialize or develop ourselves. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Off-Balance Sheet Arrangements

Through September 30, 2012, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

During the nine months ended September 30, 2012, our market risks have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 filed with the SEC.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, the Sufentanil NanoTab PCA System, or ARX-01. We have three additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, the Sufentanil/Triazolam NanoTab, or ARX-03 and Sufentanil Single-Dose Acute Pain NanoTab, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005 and as of September 30, 2012, we had an accumulated deficit of $111.5 million.

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

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. Other than the revenue received from the US Army Medical Research and Materiel Command for research and development reimbursement under the terms of the grant for ARX-04, we do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing the clinical development of ARX-01, initially for the treatment of post-operative pain in the hospital setting;

•	obtaining regulatory approval for ARX-01, which will require additional funding;

•	launching and commercializing ARX-01, including building a hospital-directed sales force in the U.S. and collaborating with third parties internationally, which will require additional funding; and

•	completing the clinical development of, obtaining regulatory approval for, launching and commercializing ARX-02, ARX-03 and ARX-04, which will require additional funding.

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

We require substantial additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations. We cannot be certain that funds will be available and, if they are not available, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs, including our Phase 3 ARX-01 studies. As of September 30, 2012, we had working capital of $13.1 million.

We believe that our current cash, cash equivalents and investments will be sufficient to fund our current operations into the second quarter of 2013, including support for continuing development of our lead product candidate, ARX-01. We would be able to extend this time period to the extent that we can access additional capital through equity offerings, including our Sales Agreement with MLV. However, we will need to raise substantial additional funds to support our future operations, and such funding may not be available to us on acceptable terms, or at all. Additionally, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we believe our existing cash resources are adequate to complete all three ARX-01 Phase 3 clinical trials, based on our current estimates of clinical trial expenditures and enrollment pace, and to commence preparation of a New Drug Application, or NDA. However, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected. In any event, we will require substantial additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our product candidates. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates;

•	seek corporate partners for ARX-01 on terms that might be less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will not be able to continue our planned level of operations through the second quarter of 2013 and beyond, complete the final planned ARX-01 Phase 3 study, complete the development activities required to submit a NDA to the FDA, nor pursue commercialization efforts, all of which would have a material adverse effect on our business, operating results and prospects. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of or eliminate one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

We may sell additional equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under our Sales Agreement with MLV, which would result in dilution to all of our stockholders or impose restrictive covenants that adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

We might be unable to service our current debt due to a lack of cash flow and might be subject to default.*

In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The interest rate is 8.50%, with the initial 12 months of the facility requiring interest only payments. The notes issued pursuant to the loan and security agreement mature on December 1, 2014. Since entering into the agreement with Hercules, we have been making monthly interest-only payments to Hercules of approximately $140,000 per month until June 30, 2012. According to the terms of the Hercules agreement, on July 1, 2012, we began repaying Hercules principal, with equal monthly payments of $742,000, consisting of both principal and interest payments. As of September 30, 2012, the outstanding principal owed to Hercules was $18.2 million. We granted Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property, where the security interest is limited to proceeds of intellectual property.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of our product candidate, ARX-01, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize ARX-01, for the treatment of post-operative pain. We believe our existing capital resources will be adequate to support operations into the second quarter of 2013 and will be adequate to complete all three ARX-01 Phase 3 clinical trials based on our current estimates of clinical trial expenditures and enrollment pace. However, if our estimates are not accurate or additional funds are not available to support our operations through and beyond the second quarter of 2013, we would be required to delay our final Phase 3 clinical study in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contingent on our ability to raise additional funding, we intend to use these completed trials, if successful, as a basis to submit an NDA for ARX-01 in the third quarter of 2013. There is no guarantee that our Phase 3 clinical trials, or any of the remaining Human Factors studies, pharmacokinetic studies, or PK studies, or non-clinical studies to be included in the NDA, will be completed on schedule or at all, or if completed, will be successful. Even after we submit an NDA, the FDA could require us to complete further studies and delay approval of the NDA. Any such additional studies would require significant additional resources and would have a material adverse effect on our business.

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

While we have completed multiple Phase 2 clinical studies for ARX-01, ARX-02 and ARX-03, we have never completed a Phase 3 clinical trial. Our product candidates are subject to the risks of failure inherent in pharmaceutical and medical device development. Before obtaining regulatory approval for the commercial sale of any product candidate, we must successfully complete all required Phase 3 clinical trials. Negative or inconclusive results of a Phase 3 clinical trial could cause the FDA to require that we repeat it or conduct additional clinical studies. The FDA could analyze our data using alternative imputation strategies and determine that the trial was negative or inconclusive. Furthermore, while we have obtained positive safety and efficacy results for our sufentanil-based product candidates during our prior clinical trials, we cannot be certain that these results will be duplicated as our product candidates are tested in a larger number of patients in our Phase 3 clinical trials, and results in one of our Phase 3 trials do not guarantee similar results in any other Phase 3 trials.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We may experience delays in clinical trials of our product candidates. We are currently conducting three Phase 3 studies for ARX-01 and we initiated a Phase 2 study for ARX-04 in November 2012. Our clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

If completion of the ongoing Phase 3 trials or Phase 2 trial are delayed for our product candidates for any of the above reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize and commence sales of our product candidates could be materially harmed, which could have a material adverse effect on our business.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. Phase 2 clinical studies conducted by us for our ARX-01, ARX-02 and ARX-03 product candidates have generated some AEs, but no serious adverse events, or SAEs, related to the study drug. For example, in our ARX-01 Phase 2 clinical studies completed to date, 11% of the patients experienced vomiting and 8% experienced itching for 10 mcg and 15 mcg treated groups, as compared to the placebo treated subjects, of which 6% experienced vomiting and none experienced itching. If SAEs related to the study drug are observed in any of our clinical studies, our ability to obtain regulatory approval for our product candidates may be adversely impacted.

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

ARX-01 is a drug/device combination product candidate with both drug and device components submitted in the investigational new drug application. Based on our discussions with the FDA, we believe that ARX-01 is viewed as a combination product by the FDA, and both drug and device components will be required for review as part of an NDA submission to be presented to the FDA through the Center for Drug Evaluation and Research. There are very few examples of the FDA approval process for drug/device combination products such as ARX-01. As a result, we have in the past and may in the future experience delays for ARX-01 due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA.

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates, and we cannot, therefore, predict the timing of any future revenue.

We cannot commercialize any of our product candidates, including ARX-01, until the appropriate regulatory authorities, such as the FDA or the European Medicines Agency, or EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for ARX-01. Additional delays may result if ARX-01 is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.*

If the FDA determines that the clinical trials submitted for a product candidate in support of an NDA were not conducted in full compliance with the applicable protocols for these studies, as well as with applicable regulations and standards, or if the

FDA does not agree with our interpretation of the results of such studies, the FDA may reject the data that resulted from such studies. The rejection of data from clinical trials required to support an NDA could negatively impact our ability to obtain marketing authorization for a product candidate and would have a material adverse effect on our business and financial condition.

In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. Any significant delay in the review or approval of an NDA that we submit would have a material adverse effect on our business and financial condition.

Regulatory authorities may not approve our product candidates even if they meet safety and efficacy endpoints in clinical trials.*

The FDA and other foreign regulatory agencies, such as the EMA, can delay, limit or deny marketing approval for many reasons, including:

•	a product candidate may not be considered safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional work on our part.

Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidates as a result of such inspections.

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from generating meaningful revenues or achieving profitability.

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. To date, our products are being regulated as drug products under the new drug application process administered by the FDA. The FDA could in the future require additional regulation of our products under the medical device provisions of the FDCA. Our systems are designed to comply with Quality Systems Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice requirements for medical devices, and other applicable government regulations and corresponding foreign standards. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

Even if we obtain regulatory approval for ARX-01 and our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for ARX-01 and our other product candidates will likely include restrictions on use due to the opioid nature of sufentanil. ARX-01 and our other product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. In addition, we will continue to be subject to FDA and foreign regulatory authority review and periodic inspections to ensure adherence to applicable regulations. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries or regions regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries or regions, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country or region. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Reliance on third party manufacturers entails many risks including:

•	the inability to meet our product specifications and quality requirements consistently;

•	a delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to comply with cGMP and similar foreign standards;

•	a failure to comply with the Drug Enforcement Administration, or DEA, regulations;

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

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

Historically, we have manufactured the majority of our NanoTab supplies at Patheon in Toronto, Canada. During the third quarter of 2011, we transferred our manufacturing capabilities to Patheon’s facility in Cincinnati, Ohio where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. The new facility has been qualified; however, we have not yet produced commercial supplies out of this facility and issues may arise in production at the new facility, or otherwise, which may adversely affect our clinical and commercial plans. In addition, the FDA or other regulatory agencies may require that a bioequivalence study be conducted, which is designed to ensure that the Phase 3 drug lots made at Patheon, Toronto are equivalent to one of the registration drug lots made at Patheon, Cincinnati. There is risk that the study could fail the FDA’s bioequivalence requirements which would adversely affect our clinical and commercial plans.

Our designs for the device components of our product candidates for Phase 3 clinical trials may not be fully functional or commercially viable.

The ARX-01 device we are using in Phase 3 clinical trials and plan to use commercially, or the Phase 3 device, has more features than the device used in Phase 2, including additional software. We have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, which have informed the design of the Phase 3 device and we plan to conduct more summative Human Factors studies prior to submitting the NDA. However, we cannot predict if the Phase 3 device will be fully functional or acceptable throughout all the Phase 3 clinical trials or for commercial use. If we need to modify the Phase 3 device either during or after the Phase 3 studies, we may incur higher costs and experience delay in regulatory approval and commercialization of ARX-01. Furthermore, if the changes to the device are substantial, we may need to conduct further clinical studies in order to have the commercial device approved by the FDA.

We have limited experience manufacturing the ARX-01 Phase 3 device on a clinical scale, no experience on a commercial scale and do not own or operate a manufacturing facility.

We have manufactured ARX-01 devices and supplies on a small scale, including those needed for our Phase 3 clinical studies. We continue to rely on contract manufacturers, component fabricators and secondary service providers to produce the necessary ARX-01 devices for the Phase 3 clinical trials and the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the ARX-01 device to third parties and intend to continue to do so. These purchases of Phase 3 devices and components were made and will continue to be made utilizing short term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of ARX-01 with third party manufacturers, or may be unable to do so on acceptable terms. We may encounter unanticipated problems in the scale-up and automation process that will result in delays in the manufacturing of the ARX-01 cartridge, dispenser or controller.

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

Development of ARX-04 is dependent on funding from our government grant with the US Army Medical Research and Materiel Command, or USAMRMC.

In May 2011, we received a grant from the USAMRMC, effective June 1, 2011, in which the USAMRMC granted a $5.6 million award to us in order to support the development of ARX-04, a sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse us for development, manufacturing and clinical costs necessary to prepare for and complete the Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The period of research under the grant ends on May 31, 2013, with a final report due on June 30, 2013. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research. In November 2012, following approval from the USAMRMC, we initiated a Phase 2 dose-finding clinical trial for ARX-04.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of ARX-01 and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients and pharmacy and therapeutics committees.

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

If ARX-01 is approved, but does not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, or P&T Committees, we may not generate sufficient revenue from ARX-01 and we may not become or remain profitable.

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

The primary competition for ARX-01 is the IV PCA pump, which is widely used in the post-operative setting. Leading manufacturers of IV PCA pumps include Hospira Inc., CareFusion Corporation, Baxter International Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat post-operative pain are morphine, hydromorphone and fentanyl, all of which are available as generics. Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen Corporation. Also in development is MoxDuo, an orally administered, fixed ratio combination of morphine and oxycodone being developed by QRx Pharma, an Australian company. This product is also in development as an IV product. The fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, is an approved product, and is currently under development by Incline Therapeutics, Inc.

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

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers have applied annually for a quota on our behalf. In future years, we will need significantly greater amounts of sufentanil to implement our commercialization plans if the FDA approves ARX-01. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development or commercial sale of ARX-01. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

A substantial portion of our clinical trial manufacturing to date has been completed at Patheon Inc. in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio. However, there can be no assurance that the commercial production technology transfer process will be completed in a timely manner which could result in a delay in product launch.

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

As of September 30, 2012, we had 23 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ARX-01 and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition, there can be no assurance that our pending patent applications will result in issued patents. As of October 1, 2012, we are the owner of record of one issued European patent which expires in 2027, one Mexican patent which expires in 2029, five issued U.S. patents which provide coverage through at least 2027, and we are pursuing 15 U.S. non-provisional patent applications, one pending international Patent Cooperation Treaty applications and 59 foreign national applications, including seven European Regional Phase applications directed to our product candidates. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

The patent positions of pharmaceutical companies, including us, can be highly uncertain and involve complex and evolving legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. Legal developments may preclude or limit the scope of available patent protection.

There is also no assurance that any patents issued to us will not become the subject of a re-examination, will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products incorporating our technology. Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents.

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

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. The pharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. Many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patents license we obtain is deemed invalid and/or unenforceable, it could impact our ability to commercialize or partner our technology.

Competitors or third parties may infringe our patents. We may be required to file patent infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or that the third party’s technology does not in fact infringe upon our patents. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Litigation may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries outside the United States where patent rights may be more difficult to enforce. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

We have registered our ACELRX mark the United States, Canada, the European Union and India. We have also registered our NANOTAB mark in the United States, Hong Kong and Singapore, and our “ACCELERATE, INNOVATE, ALLEVIATE,” mark in the United States. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

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

Prior to our initial public offering, or IPO, in February 2011, there was no public market for our common stock. An active public trading market may not develop or, if developed, may not be sustained. Moreover, the trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;

•	inability to obtain additional funding, including funding necessary to submit an NDA;

•	any delay in submitting an NDA for any of our product candidates, including ARX-01, and any adverse development or perceived adverse development with respect to the FDA’s filing or review of that NDA;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

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

To date, we have a low volume of daily trades in our common stock on the NASDAQ Global Market. For example, the average daily trading volume in our common stock on the NASDAQ Global Market during the third quarter of 2012 was approximately 37,000 shares per day. Our stockholders may be unable to sell their common stock at or above their respective purchase prices if at all, which may result in substantial losses to our stockholders.

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

Our executive officers and directors, together with the stockholders with whom our executive officers and directors are affiliated or associated, beneficially owned approximately 75% of our outstanding voting stock as of October 1, 2012. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of September 30, 2012, we had 22.6 million shares of common stock outstanding, all of which are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, including pursuant to our Sales Agreement with MLV, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

As a result of the IPO, we received net proceeds of $34.9 million, after deducting underwriting discounts and commissions and other offering expenses totaling $5.1 million. None of the expenses associated with the IPO were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, nor to our affiliates. All of the proceeds from the offering were used to fund our clinical development and general working capital requirements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

4.7	Warrant to Purchase Stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2011.(8)

4.8	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.(9)

10.24	At Market Issuance Sales Agreement, dated August 31, 2012, by and between the Registrant and MLV &Co. LLC.(10)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.

(9)	Incorporated herein by reference to Exhibit 4.8 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 30, 2012.
(10)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on August 31, 2012.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2012	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ James H. Welch
James H. Welch
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

4.7	Warrant to Purchase Stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2011.(8)

4.8	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.(9)

10.24	At Market Issuance Sales Agreement, dated August 31, 2012, by and between the Registrant and MLV &Co. LLC.(10)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.

(9)	Incorporated herein by reference to Exhibit 4.8 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 30, 2012.
(10)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on August 31, 2012.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.