Form 10-K
period 2012-12-31
ACELRX PHARMACEUTICALS INC
filed 2013-03-12
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the NASDAQ Global Market on that date, was approximately $22,421,000. The calculation excludes 15,726,270 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of January 31, 2013, the number of outstanding shares of the registrant’s common stock was 37,059,802.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACELRX PHARMACEUTICALS, INC.

2012 ANNUAL REPORT ON FORM 10-K

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc.

ACELRX, the ACELRX logo, ARX, NANOTAB, ACCELERATE.INNOVATE.ALLEVIATE. and associated logo are trademarks of AcelRx Pharmaceuticals, Inc.

Other trademarks and trade names that are the property of their respective owners are also contained in this report.

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

•

our ability to obtain funding for our operations, including funding necessary for the planned commercialization and manufacturing of the NanoTab System in the United States and advancement of clinical trials for other product candidates;

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

PART I

Item 1. Business

Overview

We are a development stage specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. Our lead product candidate, the Sufentanil NanoTab PCA System, or the NanoTab System or ARX-01, is designed to improve the management of moderate-to-severe acute post-operative pain in patients in the hospital setting. Although widely used, the current standard of care for patients with post-operative pain, intravenous patient-controlled analgesia, or IV PCA, has been shown to cause harm and inconvenience to patients following surgery because of the side effects of commonly used IV PCA opioids, the invasive IV needle route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps.

The Sufentanil NanoTab PCA System

The Sufentanil NanoTab PCA System is an investigational pre-programmed, non-invasive, handheld system that allows post-operative patients to self-dose with sublingual sufentanil NanoTabs to manage their post-operative pain. The NanoTab System is designed to address the limitations of IV PCA by offering:

•

A high therapeutic index opioid: The NanoTab System uses the high therapeutic index opioid sufentanil; it offers post-operative pain patients the potential for effective patient-controlled analgesia with a low incidence of drug-related side effects.

•

A non-invasive route of delivery: The sublingual route of delivery used by the NanoTab System provides rapid onset of analgesia, therefore eliminating the risk of IV-related analgesic gaps and IV complications, such as catheter-related infections. In addition, because patients are not tethered to IV tubing and a pump for pain relief, the NanoTab System allows for ease of patient mobility.

•	A simple, pre-programmed PCA solution: The NanoTab System is a pre-programmed PCA system designed to eliminate the risk of pump programming errors.

Our Phase 3 clinical program for the NanoTab System consists of two placebo-controlled efficacy and safety trials and an open-label active comparator trial, in which the NanoTab System was compared to IV PCA. A summary of Phase 3 trials and results to date is as follows:

•

In March 2013, we reported top-line data showing that the primary endpoint was achieved in a pivotal, double-blind, placebo-controlled, Phase 3 trial of the NanoTab System for acute post-operative pain in major open abdominal surgery patients.

•	In November 2012, we reported top-line data showing that the primary endpoint of non-inferiority was met in an open-label active-comparator Phase 3 clinical trial.

•

In the second quarter of 2013, we expect data from our final planned Phase 3 trial, a pivotal, double-blind, placebo-controlled efficacy and safety trial in patients with acute post-operative pain following hip and knee replacement surgeries.

ARX-04

We are also developing a Sufentanil Single-Dose NanoTab, or ARX-04, for the treatment of moderate-to-severe acute pain on the battlefield, in the emergency room or in ambulatory care facilities. In May 2011, we announced that the U.S. Army Medical Research and Materiel Command, or USAMRMC, awarded us a $5.6 million grant to support the development of ARX-04 for the treatment of moderate-to-severe acute pain. In November 2012, we initiated a Phase 2 placebo-controlled, dose-finding trial and, in February 2013, dosing of the last patient in this trial was completed. This trial enrolled 101 patients and top-line results from the trial are expected during the second quarter of 2013.

In addition to our NanoTab System and ARX-04, our product candidate pipeline consists of two other sufentanil-based product candidates. The Sufentanil NanoTab BTP Management System, or ARX-02, is a pain management system for the treatment of cancer patients who suffer from breakthrough pain, or BTP. The Sufentanil/Triazolam NanoTab, or ARX-03, is a single, fixed-dose product designed to provide mild sedation, anxiety reduction and pain relief for patients undergoing painful procedures in a physician’s office. We have successfully completed Phase 2 clinical trials for ARX-02 and ARX-03. Future development of ARX-02 and ARX-03 is contingent on identification of corporate partnership resources.

We were originally incorporated as SuRx, Inc. in Delaware on July 13, 2005. We subsequently changed our name to AcelRx Pharmaceuticals, Inc. on August 13, 2006.

Sufentanil NanoTabs

Sufentanil, a high therapeutic index opioid, which has no active metabolites, is 5 to 10 times more potent than fentanyl and is used intravenously as a primary anesthetic to produce balanced general anesthesia for surgery, and for epidural administration during labor and delivery. Sufentanil has many pharmacological advantages over other opioids. Published studies demonstrate that sufentanil produces significantly less respiratory depressive effects relative to its analgesic effects compared to other opioids, including morphine, alfentanil and fentanyl. These third party clinical results correlate well with preclinical trials demonstrating sufentanil’s high therapeutic index, or the ratio of the toxic dose to the therapeutic dose of a drug, used as a measure of the relative safety of the drug for a particular treatment. Accordingly, we believe that sufentanil can be developed to provide an effective and well-tolerated treatment for acute and breakthrough pain. The following table illustrates the difference between the therapeutic index of different opioids.

Opioid	Therapeutic Index
Meperidine	5
Methadone	12
Morphine	71
Hydromorphone	232
Fentanyl	277
Sufentanil	26,716

In addition, the pharmaceutical attributes of sufentanil, including lipid solubility and ionization, result in rapid cell membrane penetration and onset of action, which we believe make sufentanil an optimal opioid for the treatment of both acute pain and breakthrough pain.

Although the analgesic efficacy and safety of sufentanil have been well established, the product’s use has been historically limited due to its short duration of action when delivered intravenously. We believe that sublingual delivery of sufentanil avoids the high peak plasma levels and short duration of action of IV administration.

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

We have demonstrated that sublingual delivery of sufentanil avoids the high peak plasma levels and short duration of action of IV administration, enabling potential for broader use. Our proprietary NanoTab dosage form is a very small disc-shaped tablet with a bioadhesive excipient, or inactive ingredient, that enables the NanoTab to adhere to mucosal tissues. This allows sublingual delivery of sufentanil from the NanoTab by adherence to the sublingual mucosa, or tissues under the tongue. The NanoTab adheres within seconds after administration and full disintegration occurs within minutes. The small size of the NanoTab, pictured above, is designed to minimize the saliva response and amount of sufentanil swallowed, resulting in high oral transmucosal uptake, whereby a majority of the drug is absorbed via the oral tissues directly into the bloodstream, and consistent pharmacokinetics.

We have completed three additional definitive PK studies that will be included in the NDA, as follows:

•

IAP101 (single vs. multiple dose)—Study IAP101 was conducted with the Sufentanil NanoTab PCA System and was designed to characterize the plasma concentration profile of the Sufentanil NanoTab after repeated dosing. Subjects self-administered a single dose from the NanoTab PCA System and, after a washout period, 40 consecutive doses every 20 minutes. Plasma concentration profiles and pharmacokinetic parameters after the single and multiple dosing were compared.

•

IAP102 (route of delivery)—Study IAP102 was conducted to characterize the plasma concentration profile of the Sufentanil NanoTab after transmucosal (sublingual and buccal) and oral administration. The absolute bioavailability of the Sufentanil NanoTab was also calculated.

•

IAP104 (drug interaction study)—Study IAP104 was conducted to determine whether there is a change in the Sufentanil NanoTab plasma concentration profile when a subject is concomitantly receiving a CYP3A4 inhibitor.

Our Product Candidates

The following table summarizes key information about our existing product candidates for which we currently hold worldwide commercialization rights.

Product Candidate	Description	Target Indication	Development Status
ARX-01	Sufentanil NanoTab PCA System	Moderate-to-severe acute post-operative pain

•   Three Phase 3 clinical trials were initiated in 2012 as follows:

•   In April 2012, we initiated an open-label active comparator Phase 3 clinical trial comparing ARX-01 to the current standard of care, IV PCA morphine, in patients with acute post-operative pain following open-abdominal surgery or major orthopedic surgery. In November 2012, we reported that this trial met its primary endpoint of non-inferiority.

•   In March 2012, we initiated a double-blind placebo-controlled efficacy and safety Phase 3 clinical trial in patients with acute post-operative pain following open-abdominal surgery. In March 2013, we reported that this trial met its primary endpoint.

•   In August 2012, we initiated a double-blind placebo-controlled efficacy and safety Phase 3 clinical trial in patients with acute post-operative pain following major orthopedic surgeries. We expect top-line data for this trial in the second quarter of 2013.

ARX-02	Sufentanil NanoTab BTP Management System	Cancer breakthrough pain	• Phase 2 clinical trial and End of Phase 2 meeting successfully completed. • Future development contingent upon identification of corporate partnership resources.

ARX-03	Sufentanil/Triazolam NanoTab	Mild sedation for painful procedures in a physician’s office	• Phase 2 clinical trial and End of Phase 2 meeting successfully completed. • Future development contingent upon identification of corporate partnership resources.

ARX-04	Sufentanil Single-Dose NanoTab	Moderate-to-severe acute pain	• Phase 2 clinical trial initiated in November 2012 pursuant to grant from USAMRMC. In February 2013, we completed enrollment of this trial and we expect top-line data in the second quarter of 2013.

ARX-01—Sufentanil NanoTab PCA System

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

The Market Opportunity for the NanoTab System

According to the 2010 Decision Resources Acute Pain Report, or 2010 DR Report, the post-operative pain market in the United States, Europe and Japan is growing steadily and is expected to reach approximately $6.5 billion by 2018. Despite its size, this market remains underserved. Studies report that up to 75% of patients experience inadequate pain relief after surgery. Inadequate pain relief can lead to decreased mobility, which increases the risks of other medical complications, including deep vein thrombosis and partial lung collapse, and can result in extended hospital stays. The 2010 DR Report projects that in 2013, 20.7 million in-patient procedures performed in the United States and the five largest European Union member state markets will require post-operative treatment of pain, growing at a rate of approximately 1% per annum. Additionally, based on an analysis of data published in 2008 from the World Health Organization, we estimate that there are approximately 27 million surgical procedures annually in other moderate-to-high per capita healthcare expenditure nations in which patients experience moderate-to-severe pain.

Commissioned market research targeting surgeons and anesthesiologists has identified a consistent positive response to the attributes of the NanoTab System and indicates an interest in using the NanoTab System in at least 75% of their eligible patients. Additional market research indicated that physicians expressed interest in using the NanoTab System for patients who stay in the hospital for less than 24 hours and are not traditionally treated with IV PCA. Pharmacy and Therapeutics, or P&T, committees also indicate strong interest in the NanoTab System, with 91% of the P&T committee members interviewed indicating likely adoption to formulary.

How the NanoTab System Addresses the Unmet Medical Need in Post-Operative Pain Management

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

According to published literature, the estimated annual error rate is 407 errors per 10,000 people treated with IV PCA in the United States. Published analysis of Medmarx from 2000 to 2005 reveals that IV PCA errors represent a four-fold higher relative risk of harm compared to all other medication errors. The most recent published analysis of the FDA MAUDE database reports that 5% of IV PCA operator errors reported during a two-year index period, from 2002 to 2003, resulted in patient deaths. Approximately 56,000 adverse events were reported to the FDA between 2005 and 2009, prompting 70 Class II infusion pump recalls of devices that could cause temporary or reversible adverse effects and 14 Class I infusion pump recalls of devices that could cause serious injury or death. These issues with infusion pumps have resulted in the issuance of new draft guidance by the FDA, significantly increasing the data required to be submitted by IV PCA pump manufacturers to address safety problems.

The NanoTab System has the potential to address many of the key disadvantages of IV PCA, including:

•	reducing the incidence of drug related side effects;

•	eliminating the risk of IV PCA related infections, reducing analgesic gaps and enhancing mobility; and

•	eliminating the risk of programming errors.

We believe that the NanoTab System will provide a favorable safety, efficacy and tolerability profile, enabling the NanoTab System to become the new standard of care for PCA. Further, we believe use of the NanoTab System will result in increased patient satisfaction and reduced overall healthcare costs.

The NanoTab System Description

The NanoTab System allows patients to self-administer sublingual Sufentanil NanoTabs as needed to manage their post-operative pain in the hospital setting, and provides the record-keeping attributes of a conventional IV PCA pump while avoiding some of the key issues, such as programming errors, associated with conventional IV PCA use.

Our NanoTab System consists of three components:

•	sufentanil, a high therapeutic index opioid;

•	NanoTabs, our proprietary, non-invasive sublingual dosage form; and

•	our novel, pre-programmed, handheld PCA device that enables simple patient-controlled delivery of NanoTabs in the hospital setting and eliminates the risk of programming errors.

The NanoTab System utilizes sufentanil, which has one of the highest therapeutic indices of all commercially available opioids, making it an attractive candidate for the management of post-operative pain. Formulated in our proprietary sublingual NanoTab dosage form, sufentanil provides for relatively high bioavailability, with lower peak drug levels and a longer duration of action compared to IV delivery.

Our NanoTab System consists of the following components: a disposable dispenser tip (Figure A); a disposable dispenser cap (Figure B); an adhesive thumb tag (Figure C); a stack of 40 sufentanil 15 mcg NanoTabs (approximately a two-day supply) in a disposable radio frequency identification and bar-coded cartridge (Figure D); a reusable, rechargeable handheld controller (Figure E); a tether (Figure F); and an authorized access card (Figure G).

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

Our novel handheld PCA device has the following safety features:

•	an authorized access card, which is a wireless system access key for the healthcare professional;

•	a wireless, electronic, adhesive thumb tag that acts as a single-patient identification key;

•	pre-programmed 20-minute lock-out to avoid overdosing;

•	NanoTab singulation, or dispensing, motion that eliminates runaway motor delivery risk;

•	a security tether that is designed to prevent theft and misuse; and

•	fully automated inventory record of NanoTabs usage.

To set up the handheld PCA device, the nurse or healthcare professional turns on the controller and follows the simple step-by-step instructions on the color graphical user interface screen described below:

•	retrieve the NanoTab cartridge from secure drug storage;

•	lock the cartridge and dispenser into the controller; and

•	set up the secure patient access system, which is comprised of a security tether and a wireless, electronic, adhesive thumb tag that acts as a single-patient identification key.

To use the NanoTab System, the patient would:

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

NanoTab System—Clinical Program

Summary

Our Phase 3 program for the NanoTab System consists of three Phase 3 clinical trials. We have reported top-line results from two of these three clinical trials and expect to report top-line data from the final planned Phase 3 trial in the second quarter of 2013. Prior to our Phase 3 program, we completed three successful Phase 2 clinical trials of sufentanil NanoTabs in the post-operative setting. These Phase 2 clinical trials demonstrated analgesic efficacy, a low adverse event profile and excellent device functionality. During our End of Phase 2 meeting with the FDA, the FDA stated that the demonstration of efficacy versus placebo in two Phase 3 clinical trials with a total safety database of at least 600 patients exposed to the active drug should suffice to support a new drug application, or NDA. We have designed our Phase 3 clinical trials based on the feedback from the FDA.

Phase 3 Clinical Trials for the NanoTab System

Active comparator trial (IAP 309)

In November 2012, we reported top-line data showing that the NanoTab System had met its primary endpoint of non-inferiority in the Phase 3 open-label active comparator trial designed to compare the efficacy and safety of the NanoTab System (15 mcg/dose) to IV PCA with morphine (1mg/dose) for the treatment of moderate-to-severe acute post-operative pain. Utilizing a randomized, open-label, parallel group design, this trial enrolled 359 adult patients at 26 U.S. sites for the treatment of pain immediately following open-abdominal or major orthopedic surgery (hip and knee replacement). Patients were randomized 1:1 to treatment with the NanoTab System or IV PCA morphine and were treated for a minimum of 48 hours and up to 72 hours.

The primary endpoint for the trial was a comparison of the patient’s response using the Patient Global Assessment, or PGA, of method of pain control over the 48-hour trial period between the patients treated with the NanoTab System and IV PCA morphine. The PGA uses a 4-point scale of poor, fair, good or excellent to rate each method of pain control. The primary endpoint was determined by measuring the proportion of patients who responded “good” or “excellent” using the PGA to rate their method of pain control. An overview of the top-line primary endpoint results of this Phase 3 clinical trial demonstrates that:

•

For the primary comparison, the NanoTab System was non-inferior (p<0.001) to IV PCA morphine for the primary endpoint of PGA comparison over the 48-hour study period as determined by the combined percentage of patients with PGA ratings of “good” or “excellent” (78.5% vs. 65.6%, respectively). A p-value is a probability with a value ranging from 0 to 1, which indicates the likelihood that a clinical trial is different between treatment and control groups. P-values below 0.05 mean that there is a 95% or greater chance that there is a true difference between the groups, and are typically referred to as statistically significant.

•

The assessment of non-inferiority was based on a lower limit of—15% for the 95% confidence interval, or CI, around the difference between these percentages. Because the 95% CI was +3.7% to +22.1% for the 48 hour PGA and therefore did not cross the zero difference line, a secondary comparison of the primary endpoint, specifically a statistical analysis of superiority could be performed. In this trial, the NanoTab System was statistically superior to IV PCA morphine for the PGA endpoint (p=0.007). Statistically superior PGA was also seen at the 24 hour and 72 hour timepoints.

A number of secondary endpoints were also evaluated, including comparison of individual PGA ratings, a Healthcare Professional Global Assessment, or HPGA, of method of pain control, drop outs from the trial due to inadequate analgesia and adverse events, and Patient and Nurse Ease of Care Questionnaires using a validated questionnaire methodology specifically to evaluate patient-controlled analgesia systems. The NanoTab System achieved a PGA rating of “excellent” in 42.9% of treated patients, compared to 30.6% for IV PCA with morphine, with a p-value of 0.016.

The HPGA was measured at 24, 48 and 72 hours, and produced similar results to the Patient Global Assessment. HPGA ratings of “good” or “excellent” at 48 hours were 81.4% for the NanoTab System compared to 70.0% for IV PCA morphine. An assessment of non-inferiority was conducted and demonstrated that the NanoTab System was non-inferior to IV PCA morphine (p < 0.001) in the trial. Because the 95% CI was +2.6% to +20.2% for the 48 hour HPGA and therefore didn’t cross the zero difference line, a statistical analysis for superiority could be performed, which demonstrated that for this trial, the NanoTab System was statistically superior to IV PCA morphine for the HPGA endpoint at 48 hours (p=0.012). Statistically superior HPGA was also seen at the 24 hour and 72 hour timepoints.

Throughout the course of the trial, 7.3% of patients treated with the NanoTab System dropped out of the trial prematurely due to lack of efficacy compared to 8.9% of patients treated with IV PCA morphine. Additionally, 7.3% of the patients treated with the NanoTab System dropped out of the trial due to an adverse event compared to 10.0% of the IV PCA morphine patients. We observed 13 patients who experienced serious adverse events, or SAEs, in the trial, of whom three patients experienced serious adverse events assessed as possibly or probably related to the trial drug, one was related to the NanoTab System and two were related to IV PCA morphine.

The Patient Ease of Care Questionnaire, or Patient Questionnaire, asked patients to respond to 21 questions regarding aspects of analgesia and PCA systems using a zero to five rating scale, including statements such as, but not limited to, “pain woke me up from my sleep”, “the device was easy to use”, and “the device interfered with my ability to get out of bed and walk around.” Answers to the Patient Questionnaire were combined for an Overall Patient Ease of Care score. These Patient Questionnaire statements were also grouped into six validated subscales, such as “comfort with device”, “impact on movement”, and “knowledge and understanding.” Patients were also asked in this Patient Questionnaire to rate their Overall Satisfaction with the level of pain control and with the way in which the medication was administered during the trial.

The Nurse Ease of Care Questionnaire, or Nurse Questionnaire, asked nurses to respond to 21 questions regarding aspects of analgesia and PCA systems using a zero to five rating scale, including statements regarding the set-up and management of the systems and management of the patients. Answers to the Nurse Questionnaire were combined for an Overall Nurse Ease of Care score. These Nurse Questionnaire statements were grouped into two validated subscales entitled “time-consuming” and “bothersome”. Nurses were also asked in this Nurse Questionnaire to rate their Overall Satisfaction based on the level of pain control and with their overall satisfaction of the system.

An overview of results of the Patient and Nurse Questionnaires results includes:

•

Patients in the trial reported that they had significantly greater Overall Satisfaction with the NanoTab System compared to IV PCA morphine (4.15 vs. 3.84, respectively, out of a 0 to 5 scale, with a p-value equal to 0.004).

•

Patients in the trial reported that they had greater Overall Ease of Care with the NanoTab System compared to IV PCA morphine (4.45 vs. 4.07, respectively, out of a 0 to 5 scale, with a p-value less than 0.001).

•

Nurses managing patients in the trial reported they had significantly greater Overall Satisfaction with the NanoTab System compared to IV PCA morphine (3.92 vs. 3.35, respectively, out of a 0 to 5 scale, with a p-value less than 0.001).

•

Nurses managing patients in the trial reported they had greater Overall Ease of Care with the NanoTab System compared to IV PCA morphine (4.27 vs. 3.82, respectively, out of a 0 to 5 scale, with a p-value equal to 0.017).

As noted above, additional subscale analyses were performed related to the Overall Ease of Care with the NanoTab System as reported by both nurses and patients. The results, as detailed in the tables below, demonstrate that all Patient Ease of Care subscales were significantly higher for the NanoTab System than for IV PCA morphine in the trial. For the Nurse Ease of Care subscales, nurses rated the NanoTab System significantly less bothersome than IV PCA morphine and there was a trend towards the NanoTab System being less time consuming than IV PCA morphine.

Patient Ease of Care

Subscale (0-5 scale)	NanoTab System	IV PCA morphine	P Value
Confidence with Device	4.69	4.51	0.015
Comfort with Device	4.47	4.33	0.041
Impact on Movement	4.73	3.88	<0.001
Dosing Confidence	4.74	4.47	0.003
Pain Control	3.58	3.16	0.004
Knowledge and Understanding	4.47	4.05	<0.001

Nurse Ease of Care

Subscale (0-5 scale)	NanoTab System	IV PCA morphine	P Value
Time consuming	0.92	1.24	0.076
Bothersome	0.54	1.09	0.006

Double-blind, placebo-controlled, abdominal surgery trial (IAP 310)

In March 2013, we reported top-line data results demonstrating that the NanoTab System met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of the NanoTab System to placebo in the management of acute post-operative pain after major open abdominal surgery. Adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 178 adult patients at 13 U.S. sites for the treatment of acute post-operative pain immediately following major abdominal surgery. Patients were treated for post-operative pain for a minimum of 48 hours, and up to 72 hours. Patients were randomized 2:1, with 119 patients randomized to sufentanil treatment and 59 to placebo treatment. Both treatments were delivered by the patient, as needed, using the NanoTab System with a 20-minute lock-out period. Patients in both groups could receive up to 2 mg morphine intravenously per hour as a rescue medication, the primary purpose of this rescue medication being to provide placebo-treated patients access to pain medication to enable them to stay in the trial as long as possible. Pre-rescue pain scores were imputed to minimize the impact of this rescue opioid on efficacy evaluations.

The primary endpoint evaluated pain intensity over the 48-hour study period compared to baseline, or Summed Pain Intensity Difference (SPID-48), in patients following major open abdominal surgery. Patients receiving sufentanil NanoTabs demonstrated a significantly greater SPID-48 compared to placebo-treated patients during the study period (105.6 and 55.6, respectively; p=0.001).

A number of secondary endpoints were also evaluated, including SPID at 24 hours and 72 hours, drop outs from the trial due to inadequate analgesia and adverse events, and Patient Ease of Care Questionnaires using a validated questionnaire methodology specifically to evaluate patient-controlled analgesia systems. A summary of the results for the secondary endpoints is as follows:

•	24 hours and 72 hours after first dose, SPID was significantly greater in the sufentanil-treated patients than in the placebo-treated patients (p<0.001 and p=0.004, respectively).

•	A summed pain relief measure over the 48-hour study period, commonly referred to as TOTPAR, was significantly greater for sufentanil-treated patients than placebo-treated patients (p=0.002)

•

Eighty, or 70.2%, of the sufentanil NanoTab-treated patients completed the 48-hour study period, compared to 30, or 51.7%, of placebo-treated patients. Reasons for drop-out in the sufentanil-treated and placebo-treated groups were adverse events (5.3% and 6.9%, respectively), lack of efficacy (16.7% and 31.0%, respectively) and other (7.9% and 10.3%, respectively).

•

Treatment-emergent adverse events occurred in 64.0% of sufentanil-treated patients and 67.2% of placebo-treated patients. Adverse events with an occurrence greater than 5% in either the sufentanil group or the placebo group were nausea (30.7% and 41.4%, respectively), fever (14.9% and 8.6%, respectively), vomiting (8.8% and 6.9%, respectively), itching (8.8% and 0.0%, respectively), oxygen saturation decrease (6.1% and 1.7%, respectively), and hypertension (2.6% and 5.2%, respectively). Itching, a frequently observed side effect of opioids, was the only adverse event that was significantly different between the groups (p=0.017). All reported cases of itching in the trial were mild in nature.

•	Only one patient, in the sufentanil group, experienced a serious adverse event, which was determined to be unrelated to the study drug by the investigator.

•

Patients in the trial who were treated with Sufentanil NanoTabs reported an average Overall Ease of Care of 4.39 out of a 0 to 5 scale. In addition, patients in the placebo arm of the trial also reported favorable Overall Ease of Care scores, with an average score of 4.36. These results are comparable to the results from the active comparator trial, which is summarized above.

The chart below illustrates the SPID-48 results from the pivotal Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP 310).

Double-blind, placebo-controlled, orthopedic surgery trial (IAP 311)

In August 2012, we initiated a Phase 3 clinical trial with the NanoTab System in a double-blind, placebo-controlled trial for a minimum of 48 hours and up to 72 hours in patients who are undergoing a total hip or knee replacement. The objective is to compare the efficacy and safety of the Sufentanil NanoTab PCA System to placebo in the management of acute post-operative pain after major orthopedic surgery. Up to 440 patients will be randomly assigned to treatment with sufentanil or placebo. The primary endpoint is the sum of pain intensity difference to baseline (SPID) over 48 hours. Dosing of the final subject in this trial is expected around the end of the first quarter of 2013, and we expect to receive top-line data from this trial in the second quarter of 2013. Key secondary endpoints include an assessment of different imputation strategies for the use of rescue opioids, pain intensity and relief scores and patient and healthcare professional Global Assessments and Ease of Care questionnaires.

Phase 2 Clinical Results for ARX-01

We completed three Phase 2 clinical trials in support of sufentanil NanoTabs. Across all trials, the average time interval between doses was approximately 80 minutes. This compares favorably to typical redosing intervals for IV PCA with average period between dosing of 20 to 40 minutes. No SAEs were reported that were considered to be related to the trial drug. Adverse events, or AEs, that were reported were similar to those reported for placebo-treated patients. These results demonstrate that sufentanil NanoTabs are effective and well tolerated by patients undergoing both major orthopedic and abdominal surgical procedures.

Phase 2 Clinical Results in Unilateral Knee Replacement (ARX-C-001)

In the first Phase 2 clinical trial, we conducted a randomized, double-blind, placebo-controlled, multicenter Phase 2 clinical trial to evaluate the efficacy, safety and tolerability of sublingual sufentanil NanoTabs in patients undergoing elective unilateral knee replacement. The trial enrolled 101 male and female patients 45 to 80 years of age who were undergoing elective knee replacement surgery. This procedure was chosen as it represents one of the most painful procedures patients undergo in the hospital setting. Patients were randomly assigned to treatment with sufentanil NanoTab 5 mcg, 10 mcg, 15 mcg, or placebo. Sufentanil NanoTabs were administered by trial staff at the request of the patient with at least 20 minutes between doses. The primary endpoint was the sum of the pain intensity difference at each evaluation time point compared to baseline over the 12-hour trial duration, or SPID-12.

The trial results demonstrated that sufentanil NanoTab 15 mcg was effective, safe and well-tolerated for the treatment of acute post-operative pain in patients who had undergone unilateral knee replacement. The sufentanil NanoTab 15 mcg SPID-12 was higher than placebo (p=0.018) using the last observation carried forward, or LOCF, imputation method. The sufentanil NanoTab 5 mcg or 10 mcg dosage strengths did not achieve a statistically significant separation from placebo overall. However, the 10 mcg dose was statistically significant as compared with placebo for women (p<0.05). Throughout the trial there were statistically significant differences in SPID-12 scores between the sufentanil NanoTab 15 mcg dose group and the placebo group, even at the earliest time point of 15 minutes (p=0.038). There were no clinically significant changes in laboratory variables, vital signs or oxygen saturation during the trial. The five SAEs reported were all considered unrelated to trial drug and occurred after the end of trial drug dosing.

Phase 2 Clinical Results in Open-Abdominal Surgery (ARX-C-005)

Our second Phase 2 clinical trial tested sufentanil NanoTabs 10 mcg, 15 mcg or placebo in patients undergoing open-abdominal surgery. In all other respects this trial was similar in design to our first trial. Both dosage strengths were significantly more effective than placebo for SPID-12 (p<0.001) as well as for all measures of pain intensity and pain relief. Significant differences between the sufentanil NanoTab treatment groups and the placebo group were observed within 2 hours after the first dose of trial drug and continued until the end of the 12-hour treatment period. There were no clinically significant changes in laboratory variables, vital signs or oxygen saturation during the trial. There were no SAEs reported during the trial drug treatment period.

We conducted an open-label functionality, safety and efficacy trial of the ARX-01 NanoTab delivery System in patients undergoing elective unilateral knee replacement surgery. The trial was a prospective, open-label, multicenter trial in 30 male and female patients 45 to 80 years of age with an average age of 66. All patients were treated with sufentanil NanoTab 15 mcg dosage strength. The primary endpoint was the percent of patients who completed the trial without any Sufentanil NanoTab PCA System failures. The trial also collected patient feedback on the design characteristics of the PCA System.

Patients self-administered sufentanil NanoTabs repeatedly over the 12-hour trial using the NanoTab System without any system failures or dosing errors for all 30 patients. Over 80% of the patients reported the two highest scores on the 5-point Likert scale of overall patient’s satisfaction with the Sufentanil NanoTab PCA System 15 mcg. All 30 enrolled patients indicated that they could handle the Sufentanil NanoTab PCA System easily, that the user instructions were clear, that the dosing tone was loud enough and that the time required for dosing was “just right.” Ninety percent of the patients indicated that the size and the shape of the dosing tip were also “just right.” The majority of patients indicated that the other system features (weight, size, shape, dose button function) were acceptable.

The mean pain intensity scores decreased from 5.5 at baseline to the lowest score of 3.0 at 2 hours. Dropout due to inadequate analgesia was 6.7%. There were no clinically significant changes in laboratory variables or vital signs and no SAEs reported during the trial drug treatment period.

ARX-02—Sufentanil NanoTab BTP Management System

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

The Market Opportunity for ARX-02

According to the American Cancer Society, there were more than 1.5 million new cancer cases in the United States in 2010. It is estimated that over 625,000 of these cases result in patients who experience breakthrough pain. We estimate the prescription volume for oral transmucosal products for the management of cancer breakthrough pain to be 220,000 prescriptions per year. This suggests that less than 10% of cancer patients with cancer breakthrough pain are treated with approved transmucosal breakthrough pain medications. In addition, many physicians use immediate release oral opioids to treat cancer breakthrough pain. We believe that this market is significantly larger than the transmucosal product market. Market research among physicians managing cancer patients indicates that ARX-02 could capture approximately a quarter of the cancer breakthrough pain prescriptions. In this research, ARX-02 was predicted to take share equally from both the immediate release oral products and the transmucosal products.

How ARX-02 Addresses the Unmet Medical Need in Cancer Breakthrough Pain

All products approved for the treatment of cancer breakthrough pain available today are fentanyl-based and have a number of limitations, including:

•	elimination half-lives of 6 to 14 hours to treat a cancer breakthrough pain event that typically lasts 15 to 60 minutes;

•	inconsistent Tmax that ranges from 20 to 240 minutes, and can result in erratic onset of action and the potential for dose-stacking;

•	local adverse events, such as dental caries and oral mucosal irritation; and

•	drug packaging that lacks effective deterrence against abuse and misuse.

We designed ARX-02 to address these problems by:

•	providing sufentanil, a shorter duration of action opioid with an elimination half-life ranging from 2 to 4 hours, which more closely matches the duration of a cancer breakthrough pain event;

•	utilizing sufentanil, which provides for a consistent Tmax with a narrow range of 30 to 90 minutes, thereby reducing the risk of dose-stacking;

•	avoiding irritation of the oral mucosa, as demonstrated in our clinical trials; and

•	packaging technology that enhances patient safety by reducing the possibility of misuse or abuse, while providing healthcare professionals with usage data.

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

Sufentanil NanoTab BTP Management System—ARX-02 Clinical Program Overview

We have completed a successful Phase 2 clinical trial of ARX-02. The primary endpoint in this trial was achieved and demonstrated that the time-weighted summed pain intensity difference over 30 minutes, or SPID-30, following treatment for sufentanil NanoTab-treated episodes was greater than placebo-treated episodes (p<0.001). In addition, pain intensity and pain relief were included as secondary endpoints. Lower scores for pain intensity were reported at each evaluation time point for sufentanil-treated episodes compared to placebo-treated episodes (p=0.027 at 15 minutes and p<0.001 at all other time points). Time reported time-weighted total pain relief, or TOTPAR, was greater at all time points for sufentanil-treated episodes compared to placebo-treated episodes (p=0.049 and p=0.009 for the 10 and 15 minute time points, respectively, and p=<0.001 for the remaining time points). The trial also demonstrated a low adverse event profile.

We held an End of Phase 2 meeting with the FDA in July 2010. The FDA stated that the demonstration of efficacy versus placebo in a single Phase 3 clinical trial with a total safety database of 300 to 500 patients exposed to active drug, with at least 100 patients treated for a minimum of three months, may support an indication for the treatment of cancer breakthrough pain with underlying chronic pain.

Further development of the ARX-02 program is contingent on identification of corporate partnership resources.

ARX-03—Sufentanil/Triazolam NanoTab

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

The Market Opportunity for ARX-03

Each year in the United States, more than 100 million procedures take place in a physician’s office that are known to be anxiety-inducing and painful, according to commissioned market research data that was completed in 2010. These include diagnostic procedures such as breast and prostate biopsies, cosmetic procedures such as liposuction and dermal abrasions, interventional radiology procedures, and therapeutic procedures such as vasectomies and endometrial ablation procedures. IV sedative medications are typically not offered to these patients because of the high cost of the specialized personnel and monitoring equipment. Despite the high potential for pain and anxiety, most patients currently undergo these procedures with only a local anesthetic, resulting in unnecessary procedure discomfort. We believe there is significant opportunity for a fast-acting, effective and safe product that can provide mild levels of sedation, anxiety reduction and analgesia for painful procedures conducted in a physician’s office without the need for specialized personnel to monitor the patient.

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

Sufentanil/Triazolam NanoTab—ARX-03 Clinical Program Overview

We have completed a successful Phase 2 clinical trial of ARX-03 demonstrating rapid onset of mild sedation and anxiety reduction, with a low adverse event profile during an abdominal liposuction procedure. In addition, we participated in an End of Phase 2 meeting with the FDA in May 2010 to discuss the Phase 3 clinical program and requirements for an NDA submission. Based on these discussions, two four-arm factorial Phase 3 clinical trials will be required with a minimum of 700 patients exposed to active drug.

Further development of the ARX-03 program is contingent on identification of corporate partnership resources.

ARX-04—Sufentanil Single-Dose NanoTab

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

The Market Opportunity for ARX-04

We believe that ARX-04 could be useful in a variety of medically supervised settings, including for battlefield casualty treatment, by paramedics during patient transport, in the emergency room, or for post-operative patients, following either short-stay or ambulatory surgery, who do not require more long-term patient-controlled analgesia. According to the Centers for Disease Control and Prevention, or CDC, there were more than 136 million emergency room visits in 2009, of which it is estimated that more than 45 million were injury-related emergency room visits, and analgesics were provided or prescribed during more than 94 million of these visits.

How ARX-04 Addresses the Unmet Medical Need for Moderate-to-Severe Acute Pain

ARX-04 is a non-invasive, fast-onset sufentanil product candidate for treatment of patients with moderate-to-severe acute pain, either on the battlefield or in civilian settings of trauma or injury. On the battlefield, in the emergency room and in ambulatory care environments, patients often do not have immediate IV access available. Intramuscular injections are a current standard of care on the battlefield, but they are invasive, painful and present an increased risk of infection to both patient and healthcare professional. In addition, in cases of severe trauma where the patient is often in hypovolemic shock and muscles are not well perfused, pain medication given by intramuscular injection may not readily reach the bloodstream to provide pain relief, rendering this route of delivery suboptimal. Oral pills and liquids generally have slow and erratic onset of analgesia. Even patients with IV access may have undesirable side effects with the commonly used IV opioids morphine and hydromorphone, such as sedation or oxygen desaturation. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Additional treatment options are needed that can safely and rapidly treat acute trauma pain, in both civilian and military settings.

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

Sufentanil Single-Dose NanoTab—ARX-04 Clinical Program

Summary

In May 2011, we received a grant from the US Army Medical Research and Materiel Command, or USAMRMC, to conduct a Phase 2 dose finding trial, and to prepare to enter Phase 3. In the Phase 2 clinical trial of ARX-04, two different doses of sufentanil are being evaluated in patients suffering from moderate-to-severe acute pain, with the goal of determining an appropriate dose to take into Phase 3. In November 2012, we initiated the Phase 2 clinical trial and, in February 2013, dosing of the last patient in this trial was completed. This Phase 2 clinical trial enrolled 101 patients and top-line results from the trial are expected during the second quarter of 2013.

Phase 2 Clinical Trial for ARX-04

In November 2012, we initiated our ARX-04 Phase 2 dose-finding trial, a prospective, randomized, double-blind multicenter trial in patients 18 to 80 years of age that are undergoing primary, unilateral first metatarsal bunionectomy surgery alone or with ipsilateral hammertoe repair. Patients who meet all inclusion and exclusion criteria following surgery were randomly assigned (2:2:1) to treatment with Sufentanil NanoTab 20 mcg, Sufentanil NanoTab 30 mcg, or placebo. Randomization was stratified within each site by two age groups: 18 – 64 years and 65 – 80. In the trial, 101 patients (40 patients in Sufentanil NanoTab 20 mcg group, 40 patients in Sufentanil NanoTab 30 mcg group and 20 patients in placebo treatment group) received trial drug and provided primary efficacy data for analysis. Efficacy was assessed as follows: 1) patient reports of pain intensity on an NRS, 2) pain relief on a 5-point pain relief scale, 3) percentage of patients requiring rescue analgesics due to inadequate analgesia, and 4) patient global assessment of effectiveness and tolerability. Also, a double stop-watch technique was used to assess onset of perceived and meaningful analgesia after the first dose of trial drug.

The primary endpoint is the SPID-12. Secondary endpoints include: TOTPAR over the 12-hour trial period, proportion of patients requiring rescue analgesics due to inadequate analgesia over the 12-hour trial period, proportion of patients who responded in each category of the Patient Global Assessment, time to onset of perceived and meaningful analgesia and time to first use of rescue analgesics and total number of doses of rescue analgesic used.

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

Our Strategy

Our strategy is to develop and commercialize a portfolio of sufentanil NanoTab-based products and other products in hospital markets in the United States. We have designed and are developing product candidates that have clearly defined clinical development programs, target large commercial market opportunities, and require modestly-sized commercial organizations in the United States. We selectively utilize third party contractors in order to maximize the capital efficiency of our development and commercialization efforts. In addition, we plan to enter into partnerships to market our product candidates outside the United States.

Our lead product candidate, the NanoTab System, is currently in Phase 3 development, which consists of three Phase 3 clinical trials. We have completed and reported positive top-line results for two of the trials and expect to report data from the third trial in the second quarter of 2013. Contingent upon receipt of successful data from the final planned NanoTab System Phase 3 clinical trial, we intend to submit an NDA to the FDA in the third quarter of 2013. If our planned NDA is approved, we plan to commercialize the NanoTab System ourselves in the United States, and commercialize it outside the United States with a partner.

Our specific strategy with respect to the NanoTab System is to:

•	complete the remaining Phase 3 efficacy trial and seek regulatory approval in the United States and other countries;

•	strengthen our commercial relationships for the manufacturing of the components and assembly of the NanoTab System;

•	build a targeted hospital-directed sales force in the United States; and

•	partner with third parties for commercialization outside of the United States.

Further development of ARX-02 and ARX-03 will likely depend on the identification of a partner to support these efforts. Development of ARX-04 beyond the current grant-supported activities is contingent upon the successful results from our Phase 2 clinical trial and identification of additional funding.

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

We plan to progressively build commercial capability to support introduction of the NanoTab System to the United States market as we move toward potential NDA submission and approval. We foresee two stages of commercial execution to support successful introduction of the NanoTab System in the United States:

In parallel with advancement and completion of our Phase 3 clinical trial program and the planned submission of an NDA for the NanoTab System, we plan to:

•	highlight the clinical and health economic data identifying the limitations of IV PCA in use today;

•	increase awareness of the clinical profile of the NanoTab System through publication of our clinical data;

•

create and deploy a focused scientific support team to gather a detailed understanding of individual hospital needs in order to be prepared to present the NanoTab System effectively at the time of commercial launch;

•

establish advisory boards with anesthesiologists, surgeons, nurses and P&T committees to provide us with input on appropriate commercial positioning for the NanoTab System for each of these key audiences;

•	build a marketing organization that can define appropriate segmentation and positioning strategies and tactics for the NanoTab System; and

•	design a post-approval clinical development program.

Assuming FDA approval, we plan to:

•	establish the NanoTab System on hospital formularies through deployment of an experienced team to explain the clinical and pharmacoeconomic benefits of the NanoTab System in comparison to IV PCA;

•

create and progressively deploy a high-quality, customer focused and experienced sales organization dedicated to bringing innovative, highly-valued healthcare solutions to patients, payors and healthcare providers, including progressively building a targeted hospital-directed sales force of approximately 60 people in the United States;

•	conduct a post-approval clinical program for the NanoTab System;

•	establish the NanoTab System as the product of choice for traditional post-operative PCA; and

•	expand the market through deployment of the NanoTab System for 24 hour stay patients, and other in hospital acute pain conditions.

Intellectual Property

We seek patent protection in the United States and internationally for our product candidates. Our policy is to pursue, maintain and defend patent rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect our product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property” appearing elsewhere in this Form 10-K.

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

As of January 31, 2013, we are the owner of record of six issued U.S. patents, five of which provide coverage over NanoTabs and one of which provides coverage over the NanoTab System device. Of these six patents, five provide coverage through at least 2027 and one provides coverage through at least 2030. We also hold two issued European patents, including national validation in ten countries, one of which expires in 2027, and one of which expires in 2029. Further, we hold one Mexican patent which expires in 2029. We are pursuing 15 U.S. non-provisional patent applications, and 57 foreign national applications, including five European Regional Phase applications directed to our product candidates. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

We continue to seek and expand our patent protection for both compositions of matter and delivery devices, as well as methods of treatment related to our product candidates. In particular, we are pursuing additional patent protection for our ARX-01, ARX-02, ARX-03 and ARX-04 NanoTabs and formulations, our ARX-01 PCA device, the combination of drugs and our ARX-01 PCA device, our ARX-02, ARX-03 and ARX-04 SDA, as well as to methods of treatment using such drug and device compositions.

We have filed for additional patent coverage in the United States, Europe as well as many other foreign jurisdictions including, Japan, China, India, Canada and Korea. If issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, we expect that these patents will expire between 2027 and 2030, excluding any additional term for patent term adjustments or patent term extensions in the United States. We note that the patent laws of foreign countries differ from those in United States, and the degree of protection afforded by foreign patents may be different from the protection offered by U.S. patents.

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

Our ACELRX mark is also registered in the European Community, Canada, and India. We have also registered our NANOTAB mark in the United States, Hong Kong, and Singapore and our ACCELERATE. INNOVATE. ALLEVIATE. tagline in the United States.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and medical technology companies. We believe the key competitive factors that will affect the development and commercial success of our product candidates are the safety, efficacy and tolerability profile, the patient and healthcare professional satisfaction with using our product candidates in relation to available alternatives and the reliability, convenience of dosing, price and reimbursement of our product candidates.

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

Potential Competition for the NanoTab System

We are developing the NanoTab System for the management of moderate-to-severe acute post-operative pain in adult patients during hospitalization. We believe that the NanoTab System would compete with a number of opioid-based treatment options that are currently available. The market for opioids for post-operative pain is large and competitive. The primary competition for the NanoTab System is the IV PCA pump, which is widely used in the post-operative setting. Leading manufacturers of IV PCA pumps include Hospira Inc., CareFusion Corporation, Baxter International Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat post-operative pain are morphine, hydromorphone and fentanyl, all of which are available as generics. Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation. Additional potential competitors for the NanoTab System include products in development, including the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and currently under development by Incline Therapeutics, Inc., which was acquired by The Medicines Company. Also in development is MoxDuo, an orally administered, fixed ratio combination of morphine and oxycodone being developed by QRx Pharma, an Australian company. This drug is also in development as an IV product.

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

Pharmaceutical Manufacturing and Supply

We currently rely on contract manufacturers to produce sufentanil and sufentanil/triazolam NanoTabs for our clinical trials under current Good Manufacturing Practices, or cGMP, with oversight by our internal managers. Equipment specific to the pharmaceutical manufacturing process was purchased and customized by us and is currently owned by us. We plan to continue to rely on contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates if and when approved for marketing by the FDA. We currently rely on a single manufacturer for the preclinical and clinical supplies of our drug product for each of our product candidates and do not currently have agreements in place for redundant supply or a second source for any of our product candidates. We have identified other manufacturers that could satisfy our commercial supply and packaging requirements and we continue to evaluate those manufacturers.

In January 2013, we entered into an Manufacturing Services Agreement, or the Services Agreement, with Patheon Pharmaceuticals, Inc, or Patheon, relating to the manufacture of sufentanil NanoTabs for use with the NanoTab System. Under the terms of the Services Agreement, Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to the NanoTab System for sale in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. The term of the Services Agreement extends until December 31, 2017, or the Initial Term, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice; provided, however, that the Services Agreement may not be terminated without cause prior to the end of the Initial Term. In addition, we entered into a related Capital Expenditure and Equipment Agreement, or the Capital Agreement, related to clinical and commercial production of our product candidates. Under the terms of the Capital Agreement, we plan to make certain future modifications to Patheon’s Cincinnati facility, the aggregate cost of which is expected to be less than $3.5 million.

Device Manufacturing and Supply

The NanoTab System handheld PCA device is manufactured by contract manufacturers, component fabricators and secondary service providers. Suppliers of components, subassemblies and other materials are located in Korea, Japan, Germany, China, Taiwan, Canada and the United States. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up the NanoTab System. FDA regulations require that materials be produced under cGMPs or Quality System Regulation, or QSR. We outsource injection molding of all the plastic parts for the cartridge and device and product sub-assemblies; NanoTab cartridge filling and packaging; and assembly, packaging and labeling of the dispenser and controller.

ARX-02 is manufactured by contract manufacturers, component fabricators and secondary service providers. Suppliers of components, subassemblies and other materials are located in Korea, Japan, China, Taiwan, Canada and the United States. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up ARX-02. FDA regulations require that materials be produced under cGMPs or QSR, as required for the respective unit operation within the manufacturing process. We outsource injection molding of all the plastic parts for the SDA and MSD and product sub-assemblies; and filling, packaging and labeling of SDAs.

ARX-03 and ARX-04 both utilize SDAs in the delivery of the NanoTab. FDA regulations require that materials be produced under cGMPs or QSR, as required for the respective unit operation within the manufacturing process. We outsource injection molding of all the plastic parts for the SDA, and product sub-assemblies; and filling, packaging and labeling of SDAs.

Government Regulation

Government authorities in the United States at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the NDA process before they may legally be marketed in the United States.

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

•	completion of non-clinical laboratory tests, animal trials and formulation studies according to Good Laboratory Practices regulations;

•	submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials may begin;

•

performance of adequate and well-controlled human clinical trials according to Good Clinical Practices, or GCP, to establish the clinical safety and efficacy of the proposed drug product for its intended use;

•	submission to the FDA of an NDA for a new drug product;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product and the drug substance(s) are produced to assess compliance with cGMP;

•	payment of user and facility fees; and

•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

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

•

Phase 2. Involves trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted conditions and to determine dosage tolerance and optimal dosage and schedule.

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical safety and efficacy in an expanded patient population at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an institutional review board, or IRB, can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biological product has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP and QSR for medical devices requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Our product candidates, the NanoTab System, ARX-02, ARX-03 and ARX-04, are regulated under IND applications for clinical development and in the case of the NanoTab System, all device related information is filed under the Chemistry, Manufacturing and Controls Section, or CMC, of an IND.

The results of product development, preclinical trials and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on our drug products, proposed labeling and other relevant information, will be submitted to the FDA as part of an NDA for a new drug product, requesting approval to market the product in the United States. The submission of an NDA is subject to the payment of a substantial user fee; a waiver of such fee may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

If one or more of our product candidates receive regulatory approval, the approval may be limited to specific conditions and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Our product candidates, if approved, will also require Risk Evaluations and Mitigation Strategies, or REMS, that can include a medication guide, patient package insert, a communication plan, elements to assure safe use and implementation system, and must include a timetable for assessment of the REMS. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. In addition, the FDA may require post-approval testing which involves clinical trials designed to further assess a drug product’s safety and effectiveness after the NDA.

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

Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drug products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. In the case of the NanoTab System, the device component must comply with 21 CFR 820.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or may require substantial resources to correct.

The FDA may withdraw a product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to sell any products outside of the United States. In October 2012, we received notice from the European Medicines Agency, or EMA, that the NanoTab System was eligible for centralized marketing authorization application in the European Union. This regulatory procedure, reserved for novel products, biotechnology products and new chemical entities, allows for commercialization across 31 European Union and EFTA countries based on approval by EMA. In addition, conformance to the European Medical Device Directive could require CE marking on the NanoTab System device to enable commercialization in the European Union. Outside of Europe, the requirements and approval process vary from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Controlled Substances Regulations

Sufentanil, a Schedule II controlled substance, is the active pharmaceutical ingredient in the NanoTab System, ARX-02, ARX-03 and ARX-04. Triazolam, a Schedule IV controlled substance, is also an active pharmaceutical ingredient in ARX-03. Controlled substances are governed by the Drug Enforcement Administration, or DEA, of the U.S. Department of Justice. The handling of controlled substances and/or drug product by us, our contract manufacturers, analytical laboratories, packagers and distributors, are regulated by the Controlled Substances Act and Title 21 CFR, Part 1300-1399.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $24.9 million, $13.6 million and $8.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. We anticipate that quarterly research and development expenses during the first half of 2013 will be in line with or modestly higher than the fourth quarter of 2012 as we conduct and complete the Phase 3 clinical trials for the NanoTab System and the ARX-04 Phase 2 clinical trial. However, we plan to incur significant expenditures for the foreseeable future as we seek to continue commercial preparations for the NanoTab System and development of ARX-04, and subsequently advance the development of ARX-02 and ARX-03 contingent upon additional funding or identification of corporate partnership resources.

Employees

As of December 31, 2012, we employed 25 full-time employees, all of whom are located at our headquarters in Redwood City, California. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, the Sufentanil NanoTab PCA System, or the NanoTab System or ARX-01. We have three additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, the Sufentanil/Triazolam NanoTab, or ARX-03, and Sufentanil Single-Dose Acute Pain NanoTab, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005 and as of December 31, 2012, we had an accumulated deficit of $122.0 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we prepare for the potential commercialization of the NanoTab System and continue our research and development activities for our product candidates. To date, none of our product candidates have been commercialized, and if our product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Even if we successfully obtain regulatory approval to market our product candidates in the United States, our revenues are also dependent upon the size of the markets outside of the United States, as well as our ability to obtain market approval and achieve commercial success. As a result of the foregoing, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.

We have never generated any product or commercial revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. Other than the revenue received from the US Army Medical Research and Materiel Command, or USAMRMC, for research and development reimbursement under the terms of the grant for ARX-04 we received from the USAMRMC, we do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing the clinical development of the NanoTab System, initially for the treatment of post-operative pain in the hospital setting;

•	obtaining regulatory approval for the NanoTab System, which will require additional funding;

•

launching and commercializing the NanoTab System, including building a hospital-directed sales force in the U.S. and collaborating with third parties internationally, which will require additional funding; and

•

completing the clinical development of, obtaining regulatory approval for, and launching and commercializing ARX-02, ARX-03 and ARX-04, which will require additional funding or corporate partnership resources.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are required by the United States Food and Drug Administration, or FDA, to perform trials in addition to those that we currently anticipate.

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

We will require substantial additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, particularly the completion of our Phase 3 clinical trials, preparation for potential commercialization of the NanoTab System and future advancement of other product candidates. As of December 31, 2012, we had working capital of $47.4 million.

We believe that our current cash, cash equivalents and investment balances will be sufficient to fund our current operations into the third quarter of 2014. We may be able to extend this time period to the extent that we can access additional capital through equity offerings, including our Sales Agreement with MLV. However, we will need to raise substantial additional funds to support our future operations, and such funding may not be available to us on acceptable terms, or at all. Additionally, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we believe that our existing cash resources, based on our current estimates of clinical trial expenditures and enrollment pace, are adequate to complete our ongoing NanoTab System Phase 3 clinical trials, to submit our planned New Drug Application, or NDA, to the FDA for the NanoTab System, and to begin preparation for commercialization and manufacturing of the NanoTab System in the United States. However, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expected. Even if we are able to submit an NDA, the FDA could require us to complete further studies, which would require additional capital before we receive our regulatory approval, if at all. In any event, we will require substantial additional capital to obtain regulatory approval for, and to commercialize, our product candidates, including the NanoTab System. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our product candidates. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates;

•	seek corporate partners for the NanoTab System on terms that might be less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will not be able to continue our planned level of operations beyond the third quarter of 2014 and will not have sufficient capital to complete the regulatory approval process for the NanoTab System in the United States, which would have a material adverse effect on our business, operating results and prospects. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of or eliminate one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

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

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.

In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The interest rate is 8.50%, with the initial 12 months of the facility requiring interest only payments. The notes issued pursuant to the loan and security agreement mature on December 1, 2014. Since entering into the agreement with Hercules, we have been making monthly interest-only payments to Hercules of approximately $140,000 per month until June 30, 2012. According to the terms of the Hercules agreement, beginning on July 1, 2012, we began repaying Hercules principal, with equal monthly payments of $742,000, consisting of both principal and interest payments until the maturity date of the loan in December, 2014. As of December 31, 2012, the outstanding principal owed to Hercules was $16.3 million. We granted Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property, where the security interest is limited to proceeds of intellectual property.

If we do not make the required payments when due, either at maturity, or at applicable installment payment dates, or if we breach the agreement or become insolvent, Hercules could elect to declare all amounts outstanding, together with accrued and unpaid interest and penalty, to be immediately due and payable. In order to continue our planned operations and satisfy our debt obligations with Hercules, we will need to raise additional capital in the future. Additional capital may not be available on terms acceptable to us, or at all. Even if we were able to repay the full amount in cash, any such repayment could leave us with little or no working capital for our business. If we are unable to repay those amounts, Hercules will have a first claim on our assets pledged under the loan agreement. If Hercules should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any default under the loan agreement and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations.

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of our NanoTab System, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize the NanoTab System for the treatment of acute post-operative pain. We recently completed two of three planned Phase 3 NanoTab System clinical trials, with one Phase 3 NanoTab System clinical trial ongoing.

Contingent upon receipt of successful data from the remaining Phase 3 clinical trial, we intend to submit an NDA for the NanoTab System to the FDA in the third quarter of 2013. There is no guarantee that the remaining Phase 3 NanoTab System clinical trial or the Human Factors studies to be included in the planned NDA, will be completed on schedule or if at all, or if completed, will be successful. Even if we are able to submit an NDA, the FDA could require us to complete further studies, which could delay or preclude any approval of the NDA and would require us to obtain significant additional funding.

Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing the NanoTab System, generating revenues and achieving profitability. If any of these events occur, we may be forced to abandon our development efforts for the NanoTab System, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend substantially on the successful completion of Phase 3 clinical trials for our product candidates. The positive clinical results obtained to date for our product candidates may not be repeated in the future.

In March 2013, we announced positive top-line data from our double-blind, placebo-controlled, Phase 3 trial for the NanoTab System in patients following abdominal surgery. In addition, in November 2012, we announced positive top-line data from our active comparator NanoTab System Phase 3 clinical trial. Subsequent analyses of clinical trial data may lead to different, including less favorable, interpretations of the results than the analyses conducted to date or may identify important implications of the trial that are not currently known, or be subject to differing interpretations by the regulatory agencies. In addition, we are still awaiting conclusion and results of our one remaining NanoTab System Phase 3 clinical trial, which are expected to be released during the second quarter of 2013. There is no guarantee that the results of the remaining Phase 3 clinical trial will be positive, and the positive results to date from our Phase 3 clinical trials are not an indication or guarantee that the remaining Phase 3 clinical trial results will be positive.

Our product candidates are subject to the risks of failure inherent in pharmaceutical and medical device development. Before obtaining regulatory approval for the commercial sale of any product candidate, we must successfully complete all required Phase 3 clinical trials. Negative or inconclusive results of a Phase 3 clinical trial could cause the FDA to require that we repeat it or conduct additional clinical trials. Even if we believe that the data from required Phase 3 clinical trials is positive, the FDA could analyze our data using alternative imputation strategies and determine that any trial was negative or inconclusive. Furthermore, while we have completed multiple Phase 2 clinical trials for the NanoTab System, ARX-02 and ARX-03 and have obtained positive safety and efficacy results for our sufentanil-based product candidates during our prior clinical trials, we cannot be certain that these results will be duplicated when our product candidates are tested in a larger number of patients in our Phase 3 clinical trials, including in our ongoing Phase 3 clinical trial of the NanoTab System.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We have experienced and may in the future experience delays in clinical trials of our product candidates. We are conducting three Phase 3 clinical trials for the NanoTab System, and recently announced top-line results from two of these Phase 3 clinical trials. The remaining Phase 3 clinical trial is currently underway. In November

2012, we initiated a Phase 2 clinical trial for ARX-04 and expect data in the second quarter of 2013. Our current and planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required institutional review board approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the device components of our product candidates;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment or being delayed in entering data to allow for clinical trial database closure;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

If our clinical trials, including our ongoing Phase 3 clinical trial for the NanoTab System or Phase 2 clinical trial for ARX-04, are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize and commence sales of our product candidates could be materially harmed, which could have a material adverse effect on our business.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. In our Phase 3 active comparator NanoTab System clinical trial, 7.9% of NanoTab System treated patients dropped out of the trial prematurely due to an adverse event, and we observed one serious adverse event, or SAE, that was assessed as possibly or probably related to the NanoTab System. In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial, adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. In addition, one patient in the trial, who was in the sufentanil group, experienced a serious adverse event, which was determined to be unrelated to the study drug. Phase 2 clinical trials conducted by us with our NanoTab System, ARX-02 and ARX-03 product candidates have generated some AEs, but no SAEs, related to the trial drug.

The analysis of the full data set from our active comparator and abdominal NanoTab System Phase 3 clinical trials or the analysis of the data set from our remaining Phase 3 NanoTab System trial, when available, could result in identification of additional AEs or SAEs, related to the trial drug. Additional SAEs related to the trial drug observed in any of our clinical trials, including in our ongoing Phase 3 clinical trial, may adversely impact our ability to obtain regulatory approval for our product candidates.

Further, if our products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a modified Risk Evaluation and Mitigation Strategy, or REMS;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; or

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

Additional time may be required to obtain regulatory approval for our NanoTab System product candidate because it is a drug/device combination.

The NanoTab System is a drug/device combination product candidate with both drug and device components submitted in the investigational new drug, or IND, application. Based on our discussions with the FDA, we believe that the NanoTab System is viewed as a combination product by the FDA, and both drug and device components will be required for review as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as the NanoTab System. As a result, we have in the past and may in the future experience delays for the NanoTab System due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA.

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates, and we cannot, therefore, predict the timing of any future revenue.

We cannot commercialize any of our product candidates, including the NanoTab System, until the appropriate regulatory authorities, such as the FDA or the European Medicines Agency, or EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for the NanoTab System. Additional delays may result if the NanoTab System is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.

If the FDA determines that the clinical trials submitted for a product candidate in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, the FDA may reject the data that resulted from such trials. The rejection of data from clinical trials required to support an NDA could negatively impact our ability to obtain marketing authorization for a product candidate and would have a material adverse effect on our business and financial condition.

In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. Any significant delay in the review or approval of an NDA that we submit would have a material adverse effect on our business and financial condition.

Regulatory authorities may not approve our product candidates even if they meet safety and efficacy endpoints in clinical trials.

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

Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical trials and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. To date, our product candidates are being regulated as drug products under the NDA process administered by the FDA. The FDA could in the future require additional regulation of our product candidates under the medical device provisions of the FDCA. Our systems are designed to comply with Quality Systems Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice, or GMP, requirements for medical devices, and other applicable government regulations and corresponding foreign standards for drug GMPs. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates.

Even if we obtain regulatory approval for the NanoTab System and our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. For example, the labeling ultimately approved for the NanoTab System and our other product candidates will likely include restrictions on use due to the opioid nature of sufentanil. The NanoTab System and our other product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Even if we obtain FDA approval for the NanoTab System or any of our product candidates in the United States, we may never obtain approval for or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. In October 2012, we received notice from the EMA that the NanoTab System was eligible for centralized European review. Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

The NanoTab System and our other product candidates will require Risk Evaluation and Mitigation Strategies, or REMS.

The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and require the adoption of REMS. Our product candidates will require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. While we have received information from the FDA regarding certain aspects of the required REMS for the NanoTab System, we cannot predict the specific REMS to be required as part of the FDA’s approval of the NanoTab System. Depending on the extent of the REMS requirements, our costs to commercialize the NanoTab System may be substantial. ARX-02, ARX-03 and ARX-04, if approved, will also require REMS programs that may significantly increase our costs to commercialize these product candidates. Furthermore, risks of sufentanil that are not adequately addressed through proposed REMS for our product candidates may also prevent or delay their approval for commercialization.

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

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval or impact our ability to successfully commercialize our products. Some of these events could be the basis for FDA action, including injunction, recall, seizure, or total or partial suspension of production.

We rely on limited sources of supply for the drug component of our product candidates and any disruption in the chain of supply may cause delay in developing and commercializing our product candidates.

Currently, we use two established suppliers of sufentanil citrate for our NanoTabs. For each product candidate, only one of the two suppliers will be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. The alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production. In addition, the Drug Enforcement Administration, or the DEA, may reduce, delay or refuse our quota for sufentanil, which would disrupt our supply of sufentanil citrate and cause delay in the development and commercialization of our product candidates.

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

Ethanol, which is used in the manufacturing process for our Sufentanil NanoTabs, is flammable, and sufentanil is a highly potent, Schedule II compound. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil NanoTabs. There are a limited number of facilities that can accommodate our manufacturing process and we need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one manufacturer to produce our sufentanil NanoTabs and have not identified a back-up commercial facility to date. Any problems with our existing facility or equipment may delay or impair our ability to complete our clinical trials or commercialize our product candidates and increase our cost.

Manufacturing issues may arise that could delay or increase costs related to product and regulatory approval and commercialization.

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

Historically, we have manufactured the majority of our NanoTab supplies at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. The new facility has been qualified; however, we have not yet produced commercial supplies out of this facility and we may encounter difficulties in production at the new facility, which may adversely affect our clinical and commercial plans. In addition, the FDA or other regulatory agencies may require that a bioequivalence study be conducted, which is designed to ensure that the Phase 3 drug lots made at Patheon, Toronto are equivalent to one of the registration drug lots made at Patheon, Cincinnati. There is risk that this bioequivalence study could fail the FDA’s bioequivalence requirements which would adversely affect our clinical and commercial plans.

Our designs for the PCA device components of our NanoTab System for Phase 3 clinical trials may not be fully functional or commercially viable.

The NanoTab System device we are using in Phase 3 clinical trials and plan to use commercially, or the Phase 3 device, has more features than the device used in Phase 2, including additional software. We have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, which have informed the design of the Phase 3 device and we plan to conduct additional Human Factors studies prior to submitting the planned NDA for the NanoTab System. However, we cannot predict if the Phase 3 device will be fully functional or acceptable throughout all Phase 3 clinical trials or for commercial use. If we need to modify the Phase 3 device either during or after the remaining Phase 3 clinical trials, we may incur higher costs and experience delay in regulatory approval and commercialization of the NanoTab System. Furthermore, if the changes to the device are substantial, we may need to conduct further clinical trials in order to have the commercial device approved by the FDA.

We have limited experience manufacturing the NanoTab System Phase 3 device on a clinical scale, no experience on a commercial scale and do not own or operate a manufacturing facility.

We have manufactured the NanoTab System devices and supplies on a small scale, including those needed for our Phase 3 clinical trials. We continue to rely on contract manufacturers, component fabricators and secondary service providers to produce the necessary NanoTab System devices for the remaining Phase 3 clinical trials and the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the NanoTab System device to third parties and intend to continue to do so. These purchases of Phase 3 devices and components were made and will continue to be made utilizing short term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of the NanoTab System devices with third party manufacturers, or may be unable to do so on acceptable terms. We may encounter unanticipated problems in the scale-up and automation process that will result in delays in the manufacturing of the NanoTab System cartridge, dispenser or controller.

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

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We have selected and executed agreements with CROs to conduct our three Phase 3 clinical trials for the NanoTab System and for the Phase 2 clinical trial for ARX-04. We will rely on these CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our ongoing clinical programs for the NanoTab System and our other product candidates, as well as the execution of nonclinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The

FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that our Phase 3 clinical trials do not comply with cGCPs. In addition, our Phase 3 clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of the NanoTab System. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat the Phase 3 clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize the NanoTab System, or our other product candidates. As a result, our financial results and the commercial prospects for the NanoTab System and any future product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Development of ARX-04 is dependent on funding from our government grant with the USAMRMC.

In May 2011, we received a grant from the USAMRMC, effective June 1, 2011, in which the USAMRMC granted $5.6 million to us in order to support the development of ARX-04. Under the terms of the grant, the USAMRMC will reimburse us for development, manufacturing and clinical costs necessary to prepare for and complete our ongoing Phase 2 dose-finding trial for the treatment of moderate-to-severe pain, and to prepare to enter into planned Phase 3 development. The period of research under the grant ends January 31, 2014. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research.

Development of ARX-04 is dependent on the continued performance by the USAMRMC of its responsibilities under this agreement, including adequate continued funding of USAMRMC programs. We have no control over the resources and funding that USAMRMC may devote to this or future agreements, which may be subject to annual renewal and which generally may be terminated by USAMRMC at any time. USAMRMC may fail to perform their responsibilities under the agreement, which may result in the termination of the agreement. In addition, we may fail to perform our responsibilities under the agreement, which may also lead to the termination of this agreement. Our government agreement is subject to audits, which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position. As a result, we may be unsuccessful in entering, or ineligible to enter, into future government agreements.

There can be no assurances that this agreement will continue or that we will be able to enter into new contracts with USAMRMC or obtain funding from other sources to continue to support development of ARX-04 beyond the Phase 2 clinical trial and preparation for Phase 3 activities. The process of obtaining USAMRMC contracts is lengthy and uncertain and we will have to compete with other companies for each contract. Further, changes in government budgets and agendas may result in a decreased and de-prioritized emphasis on supporting research and development programs, including ARX-04.

Risks Related to Commercialization of Our Product Candidates

The commercial success of the NanoTab System and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the prevalence and severity of any AEs or SAEs;

•	overcoming the perception of sufentanil as a potentially unsafe drug due to its high potency;

•	limitations or warnings contained in the FDA-approved label for the NanoTab System;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain hospital formulary approval;

•	our ability to obtain and maintain sufficient third party coverage or reimbursement; and

•	the willingness of patients to pay out-of-pocket in the absence of third party coverage.

If the NanoTab System is approved, but does not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, or P&T Committees, we may not generate sufficient revenue from the NanoTab System and we may not become or remain profitable.

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

To date, we have not entered into any strategic partnerships for any of our product candidates. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our strategy for the NanoTab System is to develop a hospital-directed sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payors in the United States. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales will be adversely affected.

Until we are able to negotiate a strategic partnership or obtain additional financial resources for ARX-02 or ARX-03, we will not progress development or generate any revenue from these product candidates. We are developing ARX-04 under a grant from USAMRMC and if new funding from USAMRMC to cover Phase 3 costs is not obtained, we may be required to curtail all activities associated with ARX-04. In addition, without a partnership or additional grant funding, we would bear all the risk related to the development of ARX-02, ARX-03 and ARX-04. If we elect to increase our expenditures to fund development or commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring ARX-02, ARX-03 or ARX-04 to market or generate product revenue.

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

If our product candidates are approved for commercialization, we intend to enter into agreements with third parties to market the NanoTab System outside the United States. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

We believe that the NanoTab System would compete with a number of opioid-based treatment options that are currently available. The market for opioids for post-operative pain is large and competitive. The primary competition for the NanoTab System is the IV PCA pump, which is widely used in the post-operative setting. Leading manufacturers of IV PCA pumps include Hospira Inc., CareFusion Corporation, Baxter International Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat post-operative pain are morphine, hydromorphone and fentanyl, all of which are available as generics. Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation.

Additional potential competitors for the NanoTab System include products in development, including the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and currently under development by Incline Therapeutics, Inc., which was acquired by The Medicines Company Also in development is MoxDuo, an orally administered, fixed ratio combination of morphine and oxycodone being developed by QRx Pharma, an Australian company. This drug is also in development as an IV product.

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

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approval of products and the commercialization of those products. Accordingly, our competitors may be more successful than we are in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs or drug delivery systems may be more effective, have fewer adverse effects, be less expensive to develop and manufacture, or be more effectively marketed and sold than any product candidate we may commercialize. This may render our product candidates obsolete or non-competitive before we can recover our losses. We anticipate that we will face intense and increasing competition as new drugs enter the market and additional technologies become available. These entities may also establish collaborative or licensing relationships with our competitors, which may adversely affect our competitive position. Finally, the development of different methods for the treatment of post-operative pain or breakthrough pain could render the NanoTab System and ARX-02, respectively, non-competitive or obsolete. These and other risks may materially adversely affect our ability to attain or sustain profitable operations.

Hospital formulary approval and reimbursement may not be available for the NanoTab System and our other product candidates, which could make it difficult for us to sell our products profitably.

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell our products into our target markets. Failure to obtain timely formulary approval will limit our commercial success.

Furthermore, market acceptance and sales of the NanoTab System, or any of our other product candidates, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for the NanoTab System, or any of our other product candidates. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize the NanoTab System, or any of our other product candidates.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for the NanoTab System or any of our other product candidates. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with any sale of the NanoTab System and any of our other product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

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

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers have applied annually for a quota on our behalf. In future years, we may need greater amounts of sufentanil to continue development of our product candidates, and we will need significantly greater amounts of sufentanil to implement our commercialization plans for any of our products that may be approved by the FDA, including the NanoTab System if approved by the FDA. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development or commercial sale of the NanoTab System or any of our other product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

We have not yet produced commercial supplies and we may encounter difficulties in production, which may adversely affect our clinical and commercial plans.

A substantial portion of our clinical trial manufacturing to date has been completed at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. The new facility has been qualified; however, we have not yet produced commercial supplies out of this facility and we may encounter difficulties in production at the new facility, or otherwise, which may adversely affect our clinical and commercial plans.

In January 2013, we entered into an Manufacturing Services Agreement, or the Services Agreement, with Patheon Pharmaceuticals, Inc, or Patheon, for use with the NanoTab System.Under the terms of the Services Agreement, Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to the NanoTab System for sale in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. There is no guarantee, however, that Patheon’s services will be satisfactory or that they will continue to meet the strict regulatory guidelines of the FDA or other regulatory agencies. In addition, we entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement, relating to the manufacture of Sufentanil NanoTabs. Under the terms of the Capital Agreement, we have planned certain future modifications to Patheon’s Cincinnati facility, the aggregate cost of which is expected to be less than $3.5 million. If equipment manufacture or modifications do not meet expected deadlines, the timing for our planned NDA submission for the NanoTab System may be delayed.

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

The facilities of any of our future manufacturers of sufentanil-containing NanoTabs must be approved by the FDA after we submit our planned NDA and before approval of the NanoTab System and our other product candidates. We do not control the manufacturing process of sufentanil NanoTabs and are completely dependent on these third party manufacturing partners for compliance with the FDA’s requirements for manufacture. In addition, although our third party manufacturers are well established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of sufentanil NanoTabs, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approval for the NanoTab System. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2012, we only had 25 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize the NanoTab System and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for our product candidates, if approved for commercial sale.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of January 31, 2013, we are the owner of record of one issued European patent, including national validation in ten countries, which expires in 2027, one issued European patent, including national validation in ten countries, which expires in 2029, one Mexican patent which expires in 2029, five issued U.S. patents which provide coverage through at least 2027, and one issued U.S. patent which provides coverage through at least 2030. In addition, we are pursuing 15 U.S. non-provisional patent applications, and 57 foreign national applications, including five European Regional Phase applications directed to our product candidates. One of our issued U.S. patents, Patent Number 8,357,114, covers key features of our ARX-01 PCA device, but we have not yet obtained any issued patents that provide protection for key features of our ARX-02, ARX-03 and ARX-04 SDAs independent of the drug composition used in them. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

Our commercial success will depend in part on successfully defending our current sufentanil formulation patents against third party challenges and expanding our existing formulation patent portfolio to provide additional layers of patent protection, as well as extending patent protection to our proprietary delivery devices. There can be no assurance that we will be successful in defending our existing and future patents against third party challenges, or that our pending patent applications will result in issued patents.

The patent positions of pharmaceutical companies, including us, can be highly uncertain and involve complex and evolving legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. Legal developments may preclude or limit the scope of available patent protection.

There is also no assurance that any patents issued to us will not become the subject of a re-examination or other post-grant review, will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products incorporating our technology. Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents.

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

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. The pharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, will not become effective until March 16, 2013. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We have registered our ACELRX mark in the United States, Canada, the European Union and India. We have also registered our NANOTAB mark in the United States, Hong Kong and Singapore, and our ACCELERATE. INNOVATE. ALLEVIATE. tagline in the United States. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.

Prior to our initial public offering, or IPO, in February 2011, there was no public market for our common stock. An active public trading market for our common stock has not developed and may never develop or, if developed, may not be sustained. Moreover, the trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;

•

inability to obtain additional funding, including funding necessary for the planned commercialization and manufacturing of the NanoTab System in the United States and advancement of clinical trials for other product candidates;

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

In addition, the stock market in general, and The NASDAQ Global Market, or NASDAQ, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our common stock is thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the fourth quarter of 2012 was approximately 250,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. As noted above, our common stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline significantly in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors, together with the stockholders with whom our executive officers and directors are affiliated or associated, beneficially owned approximately 52% of our outstanding voting stock as of January 31, 2013. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of January 31, 2013, we had 37,059,802 shares of common stock outstanding, all of which is eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

In addition, certain holders of our securities are entitled to certain rights with respect to the registration of their shares of common stock under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. Our public offering in December 2012, together with our initial public offering, private placements and other transactions that have occurred, may trigger such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our capital stock, and we are prohibited from doing so under the terms of our loan and security agreement with Hercules. Regardless of the restrictions in our loan and security agreement with Hercules or the terms of any potential future indebtedness, we anticipate that we will retain all available funds and any future earnings to support our operations and finance the growth and development of our business and, therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 13,787 square feet of office and laboratory space in Redwood City, California under an agreement that expires in May 2016. We believe that our facilities are adequate to meet our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been trading on the NASDAQ Global Market under the symbol “ACRX” since our IPO on February 11, 2011. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low intraday sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market:

	Price
	High	Low
Year ended 2012
Fourth Quarter	$5.25	$2.27
Third Quarter	$3.88	$2.54
Second Quarter	$4.00	$2.77
First Quarter	$3.76	$1.89
Year ended 2011
Fourth Quarter	$3.32	$1.76
Third Quarter	$4.70	$2.90
Second Quarter	$5.00	$2.90
First Quarter (beginning February 11, 2011)	$5.09	$2.97

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

Holders of Record

As of January 31, 2013, there were 32 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we are prohibited from doing so under the terms of our loan and security agreement with Hercules. Regardless of the restrictions in our loan and security agreement with Hercules or the terms of any potential future indebtedness, we anticipate that we will retain all available funds and any future earnings to support our operations and finance the growth and development of our business and, therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008	Period from July 13, 2005 (Inception) Through December 31, 2012
	(in thousands, except share and per share data)
Statements of Operations Data:
Research grant revenues	$2,394	$1,072	$—	$—	$—	$3,466
Operating Expenses:
Research and development	$24,908	$13,624	$8,193	$15,502	$18,325	$92,329
General and administrative	7,199	6,800	3,993	3,529	2,365	26,493

Total operating expenses	32,107	20,424	12,186	19,031	20,690	118,822

Loss from operations	(29,713)	(19,352)	(12,186)	(19,031)	(20,690)	(115,356)
Interest expense	(2,283)	(2,309)	(1,397)	(1,242)	(404)	(7,722)
Other income (expense), net	(1,367)	1,560	(761)	154	432	1,051

Net loss	$(33,363)	$(20,101)	$(14,344)	$(20,119)	$(20,662)	$(122,027)

Net loss per share of common stock, basic and diluted	$(1.51)	$(1.16)	$(21.84)	$(34.93)	$(43.69)

Shares used in computing net loss per share of common stock, basic and diluted	22,124,637	17,344,727	656,650	576,021	472,914

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$59,763	$35,785	$3,682	$12,546	$20,207
Working capital (deficit)	47,435	30,301	(7,632)	6,931	16,450
Total assets	64,520	40,835	6,830	14,491	22,679
Total debt, net, including convertible notes	15,973	19,079	12,009	9,734	12,334
Convertible preferred stock warrant liability	—	—	2,529	169	240
Convertible preferred stock	—	—	55,941	55,871	41,156
Total stockholders’ equity (deficit)	33,847	17,468	(65,892)	(52,994)	(33,335)

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

Overview

We are a development stage specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. Our lead product candidate, the Sufentanil NanoTab PCA System, or the NanoTab System, or ARX-01, is designed to improve the management of moderate-to-severe acute post-operative pain in patients in the hospital setting. Although widely used, the current standard of care for patients with post-operative pain, intravenous patient-controlled analgesia, or IV PCA, has been shown to cause harm and inconvenience to patients following surgery because of the side effects of morphine, the invasive IV needle route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps.

Sufentanil NanoTab System

The NanoTab System is an investigational pre-programmed, non-invasive, handheld system that allows post-operative patients to self-dose with sublingual Sufentanil NanoTabs to manage their post-operative pain. The NanoTab System is designed to address the limitations of IV PCA by offering:

•

A high therapeutic index opioid: The NanoTab System uses the high therapeutic index opioid sufentanil; it offers post-operative pain patients the potential for effective patient-controlled analgesia with a low incidence of drug-related side effects.

•

A non-invasive route of delivery: The sublingual route of delivery used by the NanoTab System provides rapid onset of analgesia, therefore eliminating the risk of IV-related analgesic gaps and IV complications, such as catheter-related infections. In addition, because patients are not tethered to IV tubing and a pump for pain relief, the NanoTab System allows for ease of patient mobility.

•	A simple, pre-programmed PCA solution: The NanoTab System is a pre-programmed PCA system designed to eliminate the risk of pump programming errors.

Our Phase 3 clinical program for the NanoTab System consists of two placebo-controlled efficacy and safety trials and an open-label active comparator trial, in which the NanoTab System was compared to IV PCA. A summary of Phase 3 trials and results to date is as follows:

•

In March 2013, we reported top-line data showing that the primary endpoint was achieved in a pivotal, double-blind, placebo-controlled, Phase 3 trial of the NanoTab System for post-operative pain in major open abdominal surgery patients.

•	In November 2012, we reported top-line data showing that the primary endpoint of non-inferiority was met in an open-label active-comparator Phase 3 clinical trial.

•

In the second quarter of 2013, we expect data from our final planned pivotal Phase 3 trial, a double-blind, placebo-controlled efficacy and safety trial in patients with acute post-operative pain following hip and knee replacement surgeries.

•	In the third quarter of 2013, we intend to submit an NDA to the FDA, contingent upon receipt of successful data from the remaining NanoTab System Phase 3 clinical trial.

ARX-04

We are also developing a Sufentanil Single-Dose NanoTab, or ARX-04, for the treatment of moderate-to-severe acute pain on the battlefield, in the emergency room or in ambulatory care facilities. In May 2011, we announced that the U.S. Army Medical Research and Materiel Command, or USAMRMC, awarded us a $5.6 million grant to support the development of ARX-04 for the treatment of moderate-to-severe acute pain. In November 2012, we initiated our ARX-04 Phase 2 dose-finding trial, a prospective, randomized, double-blind multicenter trial in patients that are undergoing primary, unilateral first metatarsal bunionectomy surgery alone or with ipsilateral hammertoe repair. In February 2013, dosing of the last patient in this trial was completed. This trial enrolled 101 patients and top-line results from the trial are expected during the second quarter of 2013.

In addition to our NanoTab System and ARX-04, our product candidate pipeline consists of two other sufentanil-based product candidates. The Sufentanil NanoTab BTP Management System, or ARX-02, is a pain management system for the treatment of cancer patients who suffer from breakthrough pain, or BTP. The Sufentanil/Triazolam NanoTab, or ARX-03, is a single, fixed-dose product designed to provide mild sedation, anxiety reduction and pain relief for patients undergoing painful procedures in a physician’s office. We have successfully completed Phase 2 clinical trials for ARX-02 and ARX-03. Future development of ARX-02 and ARX-03 is contingent upon identification of corporate partnership resources.

Development of therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the United States Food and Drug Administration, or FDA. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Financial Overview

We are a development stage company with a limited operating history. We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development activities. We believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in the manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development. In addition, as we pursue commercial development of our product candidates we expect the business aspects of our company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturation of our business.

Our net losses were $33.4 million and $20.1 million during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we had an accumulated deficit of $122.0 million. As of December 31, 2012, we had cash, cash equivalents and investments totaling $59.8 million compared to $35.8 million as of December 31, 2011.

To date, we have funded our operations primarily through the sale of equity securities and the issuance of debt instruments. In December 2012, we completed an underwritten public offering, pursuant to which we sold 14,375,000 shares of our common stock at a public offering price of $3.31 per share for an aggregate offering price of $47.6 million. As a result of the offering, we received net proceeds of $44.1 million, after underwriting discounts, commissions and offering expenses totaling $3.5 million. In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The interest rate is 8.50%, with the initial 12 months of the facility requiring interest only payments. The notes issued pursuant to the loan and security agreement mature on December 1, 2014. Since entering into the agreement with Hercules, we have been making monthly interest-only payments to Hercules of approximately $140,000 per month until June 30, 2012.

According to the terms of the Hercules agreement, beginning on July 1, 2012, we began repaying Hercules principal, with equal monthly payments of $742,000, consisting of both principal and interest payments until the maturity date of the loan. As of December 31, 2012, the outstanding principal owed to Hercules was $16.3 million.

Since our inception in July 2005, we have not generated any revenue from the sale of our products and do not anticipate generating any product revenues for the foreseeable future, if at all. We have recognized revenue associated with our grant from the USAMRMC of $3.5 million since inception of the grant, but continued funding from the USAMRMC is contingent upon their review and approval of our continued research and development activities associated with the grant. In addition, there can be no assurance that we will receive other research-related grant awards or produce other collaborative agreement revenues in the future.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Management has discussed the development, selection and disclosure of the following estimates with the Audit Committee.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

In May 2011, we entered into an award contract with the US Army Medical Research and Materiel Command, or USAMRMC, to support the development of the Company’s product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain on the battlefield, in the emergency room or in ambulatory care facilities. The grant provides for the reimbursement of qualified expenses for research and development activities as defined under the terms of the grant agreement. Revenue under the grant agreement is recognized when the related qualified research expenses are incurred.

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

Liabilities Associated with Warrants

Warrants to Purchase Common Stock

In connection with the private placement equity financing in June 2012, or PIPE, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants are recorded as a liability at fair value at the end of each reporting period, as determined by the Black-Scholes option-pricing model and changes to the fair value are recorded in other income (expense). The inputs for the Black-Scholes option-pricing model include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. These inputs are subjective and generally require significant analysis and judgment to develop. Changes to the inputs could significantly impact the estimated fair value of the PIPE warrants.

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

Also in connection with the bridge loan financing, we issued warrants, or the 2010 warrants, with a fair value of $1.3 million, which was recorded as a debt discount that was amortized to interest expense during the period where the warrants were outstanding until exercised at the time of the IPO as detailed above in “Warrants to Purchase Convertible Preferred Stock.”

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

Income Taxes

Significant management judgment is required in determining our provision or benefit for income taxes, any uncertain tax positions, deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. As of December 31, 2012, 2011 and 2010, we have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Since inception, we have incurred operating losses and, accordingly, we have not recorded a provision for income taxes for any of the periods presented. Accordingly, there have not been significant changes to our provision or benefit for income taxes during the years ended December 31, 2012, 2011 or 2010.

As of December 31, 2012, 2011 and 2010, we had federal net operating loss carryforwards of $89.7 million, $82.2 million and $63.8 million, respectively, and state net operating loss carryforwards of $89.7 million, $80.6 million and $63.7 million, respectively. We also had $1.3 million, $1.3 million and $1.1 million of federal research credit carryforwards, and $1.1 million, $0.9 million and $0.7 million of state research credit carryforwards as of December 31, 2012, 2011 and 2010. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2025 and the state net operating loss will begin expiring in 2015. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited.

Results of Operations

Years Ended December 31, 2012, 2011 and 2010

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

Revenue for the year ended December 31, 2012 and 2011 was $2.4 and $1.1 million, respectively, and was generated from our grant with the USAMRMC. We did not generate any revenue for the year ended December 31, 2010.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to the NanoTab System. Research and development expenses included the following:

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We anticipate that quarterly research and development expenses during the first half of 2013 will be in line with or modestly higher than the fourth quarter of 2012 as we conduct and complete the Phase 3 clinical trials for the NanoTab System and the ARX-04 Phase 2 clinical trial. However, we will incur substantial future expenditures as we seek to continue development of the NanoTab System, including the requisite preparatory activities to submit an NDA to the FDA and activities associated with preparing for the potential commercialization of the NanoTab System. We do not plan to continue development of ARX-04 beyond the current grant-supported activities, and ARX-02 and ARX-03, unless additional funding or corporate partnership resources are available to support these programs.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
ARX-01 (NanoTab System)	$17,100	$7,823	$1,289
ARX-02	—	—	507
ARX-03	—	—	1,555
ARX-04	1,547	523	—
Overhead	6,261	5,278	4,842

Total research and development expenses	$24,908	$13,624	$8,193

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on advancing the NanoTab System and ARX-04, and subsequently ARX-02 and ARX-03, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements.

Total research and development expenses for each of the three years ended December 31, 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease) 2012 vs. 2011	Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2011 vs. 2010
	2012	2011	2010
Research and development expenses	$24,908	$13,624	$8,193	$11,284	$5,431	83%	66%

The $11.3 million increase during the year ended December 31, 2012 was primarily attributable to an increase of $9.3 million in expenses related to our NanoTab System development program, particularly related to conducting three Phase 3 trials, and a $1.0 million increase related to activities under our grant with the USAMRMC for ARX-04. The remaining increase primarily relates to an increase in headcount-related expenses, including stock-based compensation, due to an increase in headcount.

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

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration and finance and business development activities. Other significant expenses included legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses to continue to increase in connection with operating as a public company and as we continue to build our corporate infrastructure in support of continued development of our product candidates.

Total general and administrative expenses for each of the three years ended December 31, 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease) 2012 vs. 2011	Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2011 vs. 2010
	2012	2011	2010
General and administrative expenses	$7,199	$6,800	$3,993	$399	$2,807	6%	70%

The $0.4 million increase during the year ended December 31, 2012 was primarily due to an increase in legal expenses, primarily associated with our increasing patent portfolio and other corporate-related expenses associated with operations as a public company.

The $2.8 million increase during the year ended December 31, 2011 was primarily due to an increase in legal, audit and consulting fees in connection with costs associated with our operations as a public company as well as non-equity incentive plan expenses.

Interest Expense

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Total interest expense for each of the three years ended December 31, 2012, were as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease) 2012 vs. 2011	Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2011 vs. 2010
	2012	2011	2010
Interest expense	$(2,283)	$(2,309)	$(1,397)	$(26)	$912	(1%)	65%

There were no significant changes in interest expense during the year ended December 31, 2012, compared to the year ended December 31, 2011.

The $912,000 increase during the year ended December 31, 2011 was primarily attributable to interest and the debt discount amortization related to the $8.0 million principal amount of convertible promissory notes issued in September 2010. The $1.1 million in unamortized debt discounts was recognized as interest expense in connection with conversion of these notes immediately prior to the IPO in February 2011.

Interest Income and Other Income (Expense), net

Interest Income and Other income (expense), net during the year ended December 31, 2012 consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012, and our contingent put option liability associated with the loan and security agreement with Hercules. During the years ended December 31, 2011 and 2010 Interest Income and Other income (expense) consisted primarily of the change in the fair value our then-outstanding warrants to purchase convertible preferred stock. Our warrants to purchase convertible preferred stock were classified as liabilities and, as such, were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other income (expense), net. Upon the completion of our IPO, all of our warrants to purchase convertible preferred stock were remeasured to fair value and were either exercised or converted into warrants to purchase common stock. At that time, the then-current aggregate fair value of these warrants was reclassified from liabilities to additional paid-in capital and we no longer remeasure the liability associated with these warrants to fair value. Total interest income and other income (expense) for each of the three years ended December 31, 2012, were as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease) 2012 vs. 2011	Increase/ (Decrease) 2011 vs. 2010	Percentage Increase/ (Decrease) 2012 vs. 2011		Percentage Increase/ (Decrease) 2011 vs. 2010
	2012	2011	2010
Interest and Other income (expense), net	$(1,367)	$1,560	$(761)	$(2,927)	$2,321	NA	%	NA	%

The $2.9 million change in interest and other income (expense) during the year ended December 31, 2012 was primarily attributable to the increase in the fair value of our PIPE warrants, which is recorded as an expense. The income generated in 2011 was primarily attributable to the decrease in fair value of our warrants to purchase convertible preferred stock and the elimination of the call option liability related to the convertible promissory notes issued in September 2010 which expired upon closing of the IPO in February 2011.

The $2.3 million increase in other income (expense), net during the year ended December 31, 2011 was primarily attributable to the change in the decrease in fair value of our warrants to purchase convertible preferred stock and the elimination of the call option liability related to the convertible promissory notes issued in September 2010 which expired upon closing of the IPO in February 2011.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception, and we expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. We have funded our operations primarily through the issuance of equity securities and debt financings. From inception through December 31, 2012, we have received net proceeds of $54.9 million from the sale of convertible preferred stock, $88.1 million from the sale of common stock and $41.4 million from our debt arrangements.

As of December 31, 2012, we had cash, cash equivalents and investments totaling $59.8 million compared to $35.8 million as of December 31, 2011. The increase was primarily attributable to proceeds from two equity financings conducted in 2012. In December 2012, we sold 14,375,000 shares of our common stock at $3.31 per share in a public offering and received net proceeds of $44.1 million, after underwriting discounts, commissions and offering expenses. In June 2012, we completed a private placement of our common stock, in which we sold 2,922,337 shares for net proceeds of $9.1 million, after commissions and offering expenses.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, money market funds and time deposits. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash used in operating activities	$(24,582)	$(15,287)	$(12,225)
Net cash (used in) provided by investing activities	14,955	(29,579)	4,765
Net cash provided by financing activities	49,765	49,605	3,365

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates. Our cash used for operating activities also reflected changes in our working capital and adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, interest expense related to our debt financings, and the revaluation of our warrant liabilities.

Net cash used in operating activities of $24.6 million during the year ended December 31, 2012 reflected a net loss of $33.4 million, partially offset by aggregate non-cash charges of $5.3 million and a net change of $3.5 million in our net operating assets and liabilities. Non-cash charges primarily included $2.2 million in stock-based compensation and $1.4 million for the revaluation of the PIPE warrant liability and the contingent put option liability. The net change in our operating assets and liabilities was primarily a result of an increase in accounts payable and accrued liabilities of $2.7 million due to increased research and development activities during 2012.

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

During the year ended December 31, 2012, cash provided by investing activities of $15.0 million was primarily a result of $42.9 million in maturities of investments, partially offset by $27.2 million in purchases of investments and $0.8 million in purchases of property and equipment.

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

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and proceeds from our debt financings, reduced by payments made on such debt financings. As of December 31, 2012, our balance of outstanding principal was $16.3 million associated with our loan and security agreement with Hercules.

During the year ended December 31, 2012, cash provided by financing activities was primarily a result of the receipt of $44.1 million in proceeds from an underwritten public offering in December 2012, net of offering costs and underwriting discounts, and proceeds of $9.1 million from a private placement of our common stock, in June 2012, net of offering costs. During the year ended December 31, 2012, we made payments of $3.7 million associated with our loan and security agreement with Hercules.

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

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities. We believe that our available cash resources, will be sufficient to fund our operations into the third quarter of 2014, including support for our continuing development of our product candidates, clinical trials and commercial readiness activities. Future capital requirements will be substantial and we will need to raise additional capital to fund our operations, including product candidate development activities. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

Contractual Obligations

The following table and disclosure summarizes our outstanding contractual obligations and commitments as of December 31, 2012 (in thousands):

	Payment by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease(1)	$1,319	$381	$796	$142	—
Principal Payments on Long-Term Debt	16,345	7,804	8,541	—	—
Interest Payments on Long-Term Debt	1,710	1,105	605	—	—

Total	$19,374	$9,290	$9,942	$142	—

(1)	Operating lease include base rent for facilities we occupy in Redwood City, California.

In January 2013, we entered into a Services Agreement with Patheon , relating to the manufacture of Sufentanil NanoTabs, for use with the NanoTab System. Under the terms of the Services Agreement, the Company has agreed to purchase, subject to Patheon’s continued material compliance with the terms of the Services Agreement, all of its Sufentanil NanoTabs requirements for the United States, Canada and Mexico from Patheon during the Initial Term of the Services Agreement (as defined below), and at least eighty percent (80%) of its Sufentanil NanoTabs requirements for such territories after the Initial Term. The term of the Services Agreement extends until December 31, 2017, or the Initial Term, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice; provided, however, that the Services Agreement may not be terminated without cause prior to the end of the Initial Term.

We have also entered into a Capital Agreement, with Patheon. Under the terms of the Capital Agreement, we have the option to make certain future modifications to Patheon’s Cincinnati facility, the aggregate cost of which is expected to be less than $3.5 million and which would be the responsibility of the Company. The Capital Agreement also requires that we make payments in 2013 totaling $480,000 to Patheon to partially offset taxes incurred and paid by Patheon in connection with facility modifications already completed by Patheon. We can seek reimbursement from Patheon for these payments if it receives approval from the U.S. Food and Drug Administration for the NanoTab System. The Capital Agreement further requires that we pay a maximum “overhead fee” of $200,000 annually during the term of the Services Agreement, which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Services Agreement and pre-existing development agreements with Patheon.

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for our products, which are currently in development stage; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

Off-Balance Sheet Arrangements

Through December 31, 2012, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Form 10-K beginning with page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended December 31, 2012.

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

3. Management has assessed the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting as of December 31, 2012 and has concluded that such internal control over financial reporting was effective.

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

The following is a brief biography of each member of our board of directors with each biography including information regarding the experiences, qualifications, attributes or skills of each current board member.

Class I Directors

Adrian Adams, age 62, has served as our Chairman since February 2013. Mr. Adams has been Chief Executive Officer and President of Auxilium Pharmaceuticals Inc. since December, 2011. Prior to joining Auxilium, Mr. Adams served as Chairman and Chief Executive Officer of Neurologix, a company focused on development of multiple innovative gene therapy development programs. Before Neurologix, Mr. Adams served as President and Chief Executive Officer of Inspire Pharmaceuticals, Inc., where he oversaw the commercialization and development of prescription pharmaceutical products and led the company through a strategic acquisition by global pharmaceutical leader Merck & Co., Inc. in May 2011. Prior to Inspire, Mr. Adams served as President and Chief Executive Officer of Sepracor Inc. from December 2006 until February 2010. Under his leadership, Sepracor conducted multiple strategic corporate development activities, including the in-licensing of seven products and out-licensing deals with two major pharmaceutical companies, prior to its acquisition by Dainippon Sumitomo Pharma Co. Prior to joining Sepracor, Mr. Adams was President and Chief Executive Officer of Kos Pharmaceuticals, Inc. from 2002 until the acquisition of the company by Abbott Laboratories in December 2006. During his tenure he led the transformation of Kos into a fully integrated and profitable pharmaceutical company with annual revenues approaching $1 billion. Mr. Adams graduated from the Royal Institute of Chemistry at Salford University in the U.K. Mr. Adams has extensive national and international experience and has been instrumental in launching major global brands in addition to driving successful corporate development activities encapsulating financing, product and company acquisitions, in-licensing and company M&A activities, all of which provide him with the qualifications and skills to serve as a director.

Guy P. Nohra, age 52, has served as our director since August 2006. Mr. Nohra co-founded Alta Partners, a venture capital firm investing in life science companies, in 1996, and has served as Managing Director of Alta Partners since 1996. Mr. Nohra was also a partner at Burr, Egan, Deleage & Co., a venture capital firm, which he joined in 1989. From January 1984 until June 1987, Mr. Nohra was Product Manager of Medical Products with Security Pacific Trading Corporation, a consumer and commercial bank. Currently, Mr. Nohra serves on the board of directors of numerous private companies, including Carbylan Biosurgery, Inc., Coapt Systems, PneumRx, Inc. and Vertiflex, Inc., and is the Chairman of the board of USGI Medical, Inc. In addition, Mr. Nohra previously served on the boards of directors of ATS Medical, Inc., a company focused on the manufacture of cardiac surgery products that was acquired by Medtronic, Inc., a medical device company, in 2010 and Cutera, Inc., a global medical device company. Mr. Nohra also serves on the board of directors of the Medical Device Manufacturing Association, a national trade organization that advocates for entrepreneurial medical technology companies. Mr. Nohra holds a B.A. in History from Stanford University and an M.B.A. from the University of Chicago. Mr. Nohra’s medical technology and venture capital industry experience provides him with the qualifications and skills to serve as a director.

Mark G. Edwards, age 55, has served as our director since September 2011. Mr. Edwards is Managing Director of Bioscience Advisors Inc., a biopharmaceutical consulting firm he founded in 2011. From July 2008 until December 2010, he was Managing Director and a Principal of Deloitte Recap LLC, a wholly-owned subsidiary of Deloitte Touche Tohmatsu, an audit and financial consulting services firm. Mr. Edwards was previously the Managing Director and founder of Recombinant Capital, Inc. (Recap), a consulting and database firm based in

Walnut Creek, California, from 1988 until the sale of Recap to Deloitte in 2008. Prior to founding Recap in 1988, Mr. Edwards was Manager of Business Development at Chiron Corporation, a biotechnology company. He received his B.A. and M.B.A. degrees from Stanford University. Mr. Edwards’ financial and business expertise, including his background as a business advisor to pharmaceutical and biotechnology companies, provides him with the qualifications and skills to serve as a director.

Class II Directors

Stephen J. Hoffman, Ph.D., M.D., age 58, has served as our director since February 2010. Dr. Hoffman has served as a managing director at Skyline Ventures, a venture capital firm, since May 2007. From January 2003 to March 2007, Dr. Hoffman was a general partner at TVM Capital, a venture capital firm. Prior to that, he served as President, Chief Executive Officer and a director of Allos Therapeutics, a biopharmaceutical company, from 1994 to 2002. From 1990 to 1994, Dr. Hoffman completed a fellowship in clinical oncology and a residency/fellowship in dermatology, both at the University of Colorado. Dr. Hoffman was the scientific founder of Somatogen Inc., a biotechnology company that was acquired by Baxter International, Inc., a global medical products and services company, in 1998, where he held the position of Vice President of Science and Technology from 1987 until 1990. He serves on the board of directors of several biopharmaceutical companies: Allos Therapeutics, Inc., Concert Pharmaceuticals, Inc., Collegium Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Genocea Biosciences, Inc., and Proteon Therapeutics, Inc. Previously, Dr. Hoffman served on the board of directors of Sirtris Pharmaceuticals, Inc., a pharmaceutical company that was acquired by GlaxoSmithKline, a global pharmaceutical company, in 2008. Dr. Hoffman holds a Ph.D. in bio-organic chemistry from Northwestern University and an M.D. from the University of Colorado School of Medicine. Dr. Hoffman’s scientific, financial and business expertise, including his diversified background as an executive officer and investor in public pharmaceutical companies, provides him with the qualifications and skills to serve as a director.

Richard A. King, age 48, has served as our director and President and Chief Executive Officer since May 2010. From April 2009 until May 2010, Mr. King acted as an independent consultant to a number of private and public biotechnology and venture capital companies. From October 2008 to April 2009, Mr. King served as President and General Manager of Tercica, Inc., a biotechnology company that was acquired by Ipsen, SA in 2008, and from February 2008 to October 2008, Mr. King served as President and Chief Operating Officer of Tercica, Inc., and from February 2007 until February 2008, he served as Chief Operating Officer of Tercica, Inc. From January 2002 to October 2006, Mr. King served as Executive Vice President of Commercial Operations of Kos Pharmaceuticals, Inc., a pharmaceutical company that was acquired by Abbott Laboratories, a global, broad-based health care company, in 2006. From January 2000 to January 2002, Mr. King served as Senior Vice President of Commercial Operations at Solvay Pharmaceuticals, a pharmaceutical company that was acquired by Abbott Laboratories in 2009. From April 1992 to January 2000, Mr. King held various marketing positions at SmithKline Beecham Pharmaceuticals, now known as GlaxoSmithKline, a global pharmaceutical company. Mr. King holds a B.Sc. in Chemical Engineering from University of Surrey and an M.B.A. from Manchester Business School. Mr. King’s extensive experience as an executive officer of public pharmaceutical companies and his knowledge of the day-to-day operations of our company provide him with the qualifications and skills to serve as a director.

Pamela P. Palmer, M.D., Ph.D., age 50, has served as our director and Chief Medical Officer since she co-founded the company in July 2005. Dr. Palmer has been on faculty at the University of California, San Francisco since 1996 and is currently a Clinical Professor of Anesthesia and Perioperative Care. Dr. Palmer was Director of UCSF PainCARE-Center for Advanced Research and Education from 2005 to 2009, and was Medical Director of the UCSF Pain Management Center from 1999 to 2005. Dr. Palmer has been a consultant of Omeros Corporation, a biopharmaceutical company, since she co-founded that company in 1994. Dr. Palmer holds an M.D. from Stanford University and a Ph.D. from the Stanford Department of Neuroscience. Dr. Palmer’s extensive clinical and scientific experience in the treatment of acute and chronic pain as well as historical knowledge of our company provide her with the qualifications and skills to serve as a director.

Class III Directors

Howard B. Rosen, age 54, has served as our director since 2008. Since 2008, Mr. Rosen has served as a consultant to several companies in the biotechnology industry. He has also served as a lecturer at Stanford University in Chemical Engineering since 2008 and in Management since 2011. Mr. Rosen served as interim President and Chief Executive Officer of Pearl Therapeutics, Inc., a company focused on developing combination therapies for the treatment of highly prevalent chronic respiratory diseases, from June 2010 to March 2011. From 2004 to 2008, Mr. Rosen was Vice President of Commercial Strategy at Gilead Sciences, Inc., a biopharmaceutical company. Mr. Rosen was President of ALZA Corporation, a pharmaceutical and medical systems company that merged with Johnson & Johnson, a global healthcare company, in 2001, from 2003 until 2004. Prior to that, from 1994 until 2003, Mr. Rosen held various positions at ALZA Corporation. Mr. Rosen is also a member of the board of directors of a number of private biotechnology companies as follows: PavVax, Inc., NTF Therapeutics, Inc., Pearl Therapeutics, Inc., Entrega, Inc. and ALDEA Pharmaceuticals. Previously, Mr. Rosen served on the board of directors of a number of public companies, as follows: Pharsight Corporation, a company focused on providing software products and consulting services to biopharmaceutical companies that was acquired by Tripos International in 2008 and CoTherix, Inc., a biopharmaceutical company that was acquired by Actelion Pharmaceuticals Ltd. in 2007. Mr. Rosen holds a B.S. in Chemical Engineering from Stanford University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Stanford Graduate School of Business. Mr. Rosen’s experience in the biopharmaceutical industry, including his specific experience with commercialization of pharmaceutical products, provides him with the qualifications and skills to serve as a director.

Mark Wan, age 47, has served as our director since August 2006. Mr. Wan is a founding general partner of Three Arch Partners, a venture capital firm. Prior to co-founding Three Arch Partners in 1993, Mr. Wan was a general partner at Brentwood Associates, a private equity firm from 1987 until 1993. Since 1999, Mr. Wan has served on the board of directors of Epocrates, Inc., a company focused on providing mobile drug reference tools. Mr. Wan also serves on the board of directors of numerous private companies. Mr. Wan holds a B.S. in Engineering from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Wan’s financial experience and extensive knowledge of our company provides him with the qualifications and skills to serve as a director.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of January 31, 2013:

Name	Age	Position
Richard A. King	48	Director, President and Chief Executive Officer
James H. Welch	55	Chief Financial Officer
Pamela P. Palmer, M.D., Ph.D.	50	Director, Chief Medical Officer and Co-Founder
Lawrence G. Hamel	61	Chief Development Officer
Badri Dasu	49	Chief Engineering Officer

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Certain Corporate Governance Matters

Code of Business Conduct and Ethics

The AcelRx Pharmaceuticals, Inc. Code of Business Conduct and Ethics applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.acelrx.com. Stockholders may request a free copy of the Code of Business Conduct and Ethics by submitting a written request to: AcelRx Pharmaceuticals, Inc., Attention: Investor Relations, 351 Galveston Drive, Redwood City, CA 94063. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Director Nominations

The nominating and corporate governance committee of the board of directors, to date, has not adopted a formal policy with regard to the consideration of director candidates recommended by stockholders and will consider director candidates recommended by stockholders on a case-by-case basis, as appropriate. Stockholders wishing to recommend individuals for consideration by the nominating and corporate governance committee may do so by delivering a written recommendation to our Secretary at 351 Galveston Drive, Redwood City, CA 94063 and providing the candidate’s name, biographical data and qualifications and a document indicating the candidate’s willingness to serve if elected. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder. To date, the nominating and corporate governance committee has not received any such nominations nor has it rejected a director nominee from a stockholder or stockholders holding more than 5% of our voting stock.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information for the years indicated with respect to the compensation earned by our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated executive officers as of December 31, 2012. We refer to these individuals as our “named executive officers” elsewhere in this Form 10-K.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Total ($)
Richard A. King	2012	426,006	—	—	616,203	170,400	1,212,609
President and Chief Executive Officer	2011	411,600	—	425,927	279,955	100,842	1,218,324

James H. Welch	2012	299,000	—	—	170,561	95,232	564,793
Chief Financial Officer	2011	290,000	—	—	60,750	67,425	418,175

Pamela P. Palmer, M.D., Ph.D.	2012	396,550	—	—	544,991	134,034	1,075,575
Chief Medical Officer	2011	385,000	—	233,199	243,000	89,513	950,712

Lawrence G. Hamel	2012	292,800	—	—	120,600	95,160	508,560
Chief Development Officer	2011	283,000	—	58,302	75,330	70,892	487,524

Badri Dasu	2012	278,000	—	—	120,600	93,964	492,564
Chief Engineering Officer	2011	270,500	—	51,305	127,575	59,645	509,025

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

(3)	The dollar amounts reflect the cash awards made to the named executive officers under the Company’s 2012 Cash Bonus Plan and 2011 Cash Bonus Plan, respectively.

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

Cash Bonus Plan

Our annual Cash Bonus Plan is designed to reward executive officers and other employees for attaining our corporate performance objectives, as well as to reward them for their individual contributions to the achievement of those objectives. Target bonus levels under the annual Bonus Plan are assigned based on various categories of employees. The actual bonus awarded in any year, if any, may be more or less than the target, depending primarily on the achievement of our corporate objectives, and an individual employee’s achievement of his or her objectives. Whether or not a bonus is paid for any year is within the discretion of our Compensation Committee, and our Compensation Committee has the discretion to award bonuses even if the applicable performance criteria set forth under the annual Bonus Plan have not been met or to award a bonus based on other criteria.

2012 Cash Bonus Plan

Target bonuses for our named executive officers under the 2012 Cash Bonus Plan, or the 2012 Bonus Plan, ranged from 32.5% to 40% of such executive’s 2012 base salary based on market data established for each executive position. The amount of cash bonus, if any, for each named executive officer was based on both the named executive officer achieving his or her individual performance goals and on our attainment of the 2012 corporate objectives approved by our board of directors. Our 2012 corporate objectives were primarily related to product development, clinical trial milestones and financial objectives. The target bonuses for our named executive officers for 2012 were as follows:

Named Executive Officer	Target Bonus (as a percentage of FY 2011 Base Salary)
Richard A. King	40%
James H. Welch	32.5%
Pamela P. Palmer, M.D., Ph.D.	32.5%
Lawrence G. Hamel	32.5%
Badri Dasu	32.5%

Mr. King’s cash bonus under the 2012 Bonus Plan was based 100% on the achievement of the 2012 corporate objectives. The cash bonus for all other named executive officers was be based 40% on the achievement of his or her individual performance goals, as determined by our board of directors, and 60% on the achievement of the 2012 corporate objectives. The named executive officers’ actual bonuses could have exceeded 100% of target in the event performance exceeded the predetermined goals.

In February 2013, the Compensation Committee determined, and the Board of Directors confirmed, that the Company had achieved a 100% attainment level of the 2012 corporate objectives. At that same time, the Board of Directors also confirmed the attainment levels of each named executive officers’ individual performance goals for 2012. Pursuant to the 2012 Bonus Plan, the Board of Directors awarded cash bonuses to our executives based on the confirmed attainment level of the 2012 corporate objectives and the confirmed attainment level of their respective individual performance goals for 2012. All bonus amounts were paid on February 15, 2013.

The table below sets forth the target and actual non-equity incentive plan awards for our named executive officers for fiscal 2012 performance:

Name	Target Award	Actual Award
Richard A. King	$170,400	$170,400
James H. Welch	$97,175	$95,232
Pamela P. Palmer, M.D., Ph.D.	$128,879	$134,034
Lawrence G. Hamel	$95,160	$95,160
Badri Dasu	$90,350	$93,964

2011 Cash Bonus Plan

Target bonuses for our named executive officers under the 2011 Cash Bonus Plan, or the 2011 Bonus Plan, ranged from 30% to 35% of such executive’s 2011 base salary based on market data established for each executive position. The amount of cash bonus, if any, for each named executive officer was based on both the named executive officer achieving his or her individual performance goals and on our attainment of the 2011 corporate objectives approved by our board of directors. Our 2011 corporate objectives were primarily related to product development, clinical trial milestones and financial objectives. The target bonuses for our named executive officers for 2011 were as follows:

Named Executive Officer	Target Bonus (as a percentage of FY 2011 Base Salary)
Richard A. King	35%
James H. Welch	30%
Pamela P. Palmer, M.D., Ph.D.	30%
Lawrence G. Hamel	30%
Badri Dasu	30%

Mr. King’s cash bonus under the 2011 Bonus Plan was based 25% on the achievement of his individual performance goals, as determined by our board of directors, and 75% on the achievement of the 2011 corporate objectives. The cash bonus for all other named executive officers was be based 40% on the achievement of his or her individual performance goals, as determined by our board of directors, and 60% on the achievement of the 2011 corporate objectives. The named executive officers’ actual bonuses could have exceeded 100% of target in the event performance exceeded the predetermined goals.

In February 2012, the Compensation Committee determined, and the Board of Directors confirmed, that the Company had achieved a 62.5% attainment level of the 2011 corporate objectives. At that same time, the Board of Directors also confirmed the attainment levels of each executive’s individual performance goals for 2011. Pursuant to our 2011 Cash Bonus Plan, the Board of Directors awarded cash bonuses to our executives based on the confirmed attainment level of the 2011 corporate objectives and the confirmed attainment level of their respective individual performance goals for 2011. All bonus amounts were paid on February 15, 2012.

The table below sets forth the target and actual non-equity incentive plan awards for our named executive officers for fiscal 2011 performance:

Name	Target Award	Actual Award
Richard A. King	$144,060	$100,842
James H. Welch	$87,000	$67,425
Pamela P. Palmer, M.D., Ph.D.	$115,500	$89,513
Lawrence G. Hamel	$84,900	$70,892
Badri Dasu	$81,150	$59,645

Outstanding Equity Awards at December 31, 2012

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2012.

Outstanding Equity Awards at December 31, 2012

Name	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Richard A. King	—		262,214	(3)	3.39		02/13/2022
	50,403		64,805	(4)	3.45		03/02/2021
	28,538	(5)	—		2.56	(6)	06/15/2020
	285,381		142,690	(7)	2.56	(6)	06/15/2020
								61,729	262,966

James H. Welch	—		72,579	(3)	3.39		02/07/2022
	10,937		14,063	(4)	3.45		03/02/2021
	70,312		54,688	(8)	5.32		11/04/2020
								—	—

Pamela P. Palmer, M.D., Ph.D.	—		231,911	(3)	3.39		02/07/2022
	43,749		56,251	(4)	3.45		03/02/2021
	250,000		—		2.56	(6)	06/15/2020
	37,500		—		5.52		03/25/2019
	37,500		—		4.00		08/14/2018
	25,000		—		1.32		04/03/2017
								33,797	143,975

Lawrence G. Hamel	—		51,319	(3)	3.39		02/07/2022
	13,562		17,438	(4)	3.45		03/02/2021
	62,500		—		2.56	(6)	06/15/2020
	12,500		—		5.52		03/25/2019
	18,750		—		1.20		12/05/2017
	25,000		—		1.20		04/03/2017
	12,500		—		1.20		04/03/2017
								8,450	35,997

Badri Dasu	—		51,319	(3)	3.39		02/07/2022
	22,968		29,532	(4)	3.45		03/02/2021
	30,000		—		2.56	(6)	06/15/2020
	18,750		6,250		2.56	(6)	06/15/2020
	6,250		—		5.52		03/25/2019
	37,500		—		1.20		10/25/2017
								7,436	31,677

(1)

The shares subject to these restricted stock units vested as to 1/4 of the shares on September 2, 2011, with the remaining shares vesting as to 1/4 of the shares subject to the award on each of the 1-, 2-, and 3-year anniversary of the March 2, 2011 stock award grant date.

(2)

The dollar amounts in this column represent the aggregate grant date fair value of all restricted stock unit awards granted that have not vested. The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock as of December 31, 2012, which is $4.26.

(3)	The shares subject to this stock option vested as to 1/4 of the shares on February 13, 2013, with the remaining shares vesting on an equal monthly basis over the following 36 months.

(4)	The shares subject to this stock option vested as to 1/4 of the shares on March 2, 2012, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(5)	The shares subject to this stock option were fully vested as of the June 15, 2010 grant date.
(6)

The dollar amounts reflect the increase in the exercise price of the options, effective December 27, 2010, we granted to our named executive officers on June 15, 2010 from an original estimated fair value of $1.20 to a revised estimate of fair value of $2.56 in consideration of IRC Section 409a.

(7)

The shares subject to this stock option vested as to 28,538 shares on June 15, 2010, and another 85,614 shares vested on March 3, 2011, with the remaining shares vesting on an equal monthly basis over the following 36 months.

(8)	The shares subject to this stock option will vest as to 1/4 of the shares on September 30, 2011, with the remaining shares vesting on an equal monthly basis over the following 36 months.

Employee Benefits and Stock Plans

2011 Equity Incentive Plan

Our board of directors adopted, and our stockholders approved, the 2011 Equity Incentive Plan, or 2011 Incentive Plan, in January 2011 as a successor to the 2006 Equity Incentive Plan, or 2006 Plan. The 2011 Incentive Plan became effective immediately upon the execution and delivery of the underwriting agreement for our IPO and, on that date, the 51,693 shares that were available for future grant under the 2006 Plan as of such date became available for future grant under the 2011 Incentive Plan, and no additional shares remain available for grant under the 2006 Plan. The 2011 Incentive Plan will terminate on January 4, 2021, unless sooner terminated by our board of directors.

Administration. The board of directors has delegated its authority to administer the 2011 Incentive Plan to the compensation committee. Subject to the terms of the 2011 Incentive Plan, the board of directors or an authorized committee determines recipients, dates of grant, the numbers and types of stock awards to be granted, and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Our board of directors may amend or suspend the 2011 Incentive Plan at any time, although no such action may impair the rights under any then-outstanding award without the holder’s consent.

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

Share reserve. The initial aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2011 Incentive Plan was 1,875,000 shares. The number of shares of our common stock reserved for issuance under the 2011 Incentive Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our board of directors. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options under the 2011 Incentive Plan is 10,000,000 shares.

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

2011 Employee Stock Purchase Plan

Our board of directors adopted, and our stockholders approved, the 2011 Employee Stock Purchase Plan, or ESPP, in January 2011. The ESPP became effective immediately upon the execution and delivery of the underwriting agreement for our IPO. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Code. Under the ESPP, all regular employees of the company (including the named executive officers) may participate and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our ordinary shares under the ESPP. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased for employees participating in the offering. Unless otherwise determined by the plan administrator, common stock will be purchased for participating employees at a price per share equal to the lower of (a) 85% of the fair market value of a share of our common stock on the first date of an offering, or (b) 85% of the fair market value of a share of our common stock on the date of purchase. Initially, 250,000 shares of our common stock were authorized to be issued under the ESPP pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lower of (1) 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or (2) a number of shares of common stock as determined by our board of directors.

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

Administration . Our board of directors administers our 2006 Plan. Subject to the terms of the 2006 Plan, the board of directors or an authorized committee determines recipients, dates of grant, the numbers and types of stock awards to be granted, and the terms and conditions of the stock awards, including the period of their exercisability and vesting.

Stock awards. The 2006 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, and to non-employee directors and consultants.

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

Director Compensation

Non-Employee Director Compensation

Cash Compensation Arrangements

In January 2011, our board of directors adopted a non-employee director compensation policy, which became effective for all of our non-employee directors upon the execution and delivery of the underwriting agreement for our IPO and remained effective through December 31, 2012. Pursuant to the non-employee director compensation policy, each member of our board of directors who is not our employee received an annual retainer of $30,000 plus $2,000 as a meeting fee for each board meeting attended by the non-employee director in person. In addition, our non-employee directors received the following cash compensation for board services, as applicable:

•	the board chair received an additional annual retainer of $25,000;

•	the audit committee chair received an additional annual retainer of $10,000;

•	the compensation committee chair received an additional annual retainer of $5,000;

•	the nominating and corporate governance committee chair received an additional annual retainer of $5,000; and

•	each committee member received $1,000 as a meeting fee for each committee meeting attended by the non-employee director in person.

In February 2013, our board of directors revised the non-employee director compensation policy, which became effective January 1, 2013. Pursuant to the revised non-employee director compensation policy, each member of our board of directors, who is not our employee, receives an annual retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for board services, as applicable:

•	the board chair receives an additional annual retainer of $20,000;

•	the audit committee chair receives an additional annual retainer of $15,000;

•	the compensation committee chair receives an additional annual retainer of $7,500;

•	the nominating and corporate governance committee chair receives an additional annual retainer of $6,000;

•	an audit committee member receives an additional annual retainer of $7,500;

•	a compensation committee member receives an additional annual retainer of $3,750; and

•	a nominating and corporate governance committee member receives an additional retainer of $3,000

All board and committee retainers accrue and are payable on a quarterly basis at the end of each calendar quarter of service. We continue to reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at board of director or committee meetings.

Equity Compensation Arrangements

Our non-employee director compensation policy provides for automatic grants of stock options to our non-employee directors under our 2011 Incentive Plan. Upon election or appointment to our board, each non-employee director will receive an initial grant of a stock option to purchase 15,000 shares of our common stock, which will vest as to 1/36th of the shares subject to the option on an equal monthly basis over a three-year period. Additionally, on the date of each annual meeting of stockholders, each non-employee director who is then serving as a director or who is elected to our board of directors on the date of such annual meeting was eligible to receive a grant of a stock option to purchase 12,500 shares of our common stock, prior to our amended director compensation policy, effective January 1, 2013, which vest as to 1/24th of the shares subject to the option on an equal monthly basis over a two-year period. Beginning with our 2013 annual meeting, each non-employee director who is then serving as a director or who is elected to our board of directors on the date of such annual meeting was eligible to receive a grant of a stock option to purchase 15,000 shares of our common stock, which will vest as to 1/24th of the shares subject to the option on an equal monthly basis over a two-year period. All these options will be granted with an exercise price equal to the fair market value of our common stock on the date of the grant, and shall be entitled to full vesting acceleration as of immediately prior to the effective date of certain change in control transactions involving us, such as our liquidation or a dissolution of or an event that results in a material change in the ownership of our company. For a description of the terms of the 2011 Incentive Plan, see “—Employment Agreements and Arrangements—Employee Benefits and Stock Plans—2011 Equity Incentive Plan.”

Director Compensation Table

The following table sets forth certain summary information for the year ended December 31, 2012 with respect to the compensation of our non-employee directors. Neither Mr. King nor Dr. Palmer, each of whom are executive officers, received or receives any additional compensation for serving on our board of directors or its committees.

2012 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Thomas A. Schreck	63,058	25,125	88,183
Howard B. Rosen	41,187	25,125	66,312
Stephen J. Hoffman Ph.D., M.D.	43,926	25,125	69,051
Guy P. Nohra	43,000	25,125	68,125
Mark Wan	44,286	25,125	69,411
Mark G. Edwards	51,000	25,125	76,125

(1)

The dollar amount in this column represents the grant date fair value of the stock option award granted to each of the directors on July 24, 2012, the date of our Annual Meeting of Shareholders. This amount has been calculated in accordance with ASC 718 using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 1 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Share-Based Compensation” included elsewhere in this Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option award.

(2)

As of December 31, 2012, the following directors held options to purchase the following number of shares of the Company’s common stock: Mr. Schreck, 337,500; Mr. Rosen, 51,250; Dr. Hoffman, 12,500; Mr. Nohra, 12,500; Mr. Wan, 12,500 Mr. Edwards, 27,500.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)(4)(5)
Equity compensation plans approved by security holders(1)	3,560,905	$3.18	1,251,034
Equity compensation plans not approved by security holders	—	$—	—

Total	3,560,905		1,251,034

(1)	Consists of the 2006 Plan, the 2011 Plan and the ESPP.
(2)

Includes 161,096 shares subject to outstanding restricted stock units that will entitle the holder to one share of common stock for each unit that vests over the holder’s period of continued service with us.

(3)

The calculation does not take into account the 161,096 shares of common stock subject to outstanding restricted stock units. Such shares will be issued at the time the restricted stock units vest, without any cash consideration payable for those shares.

(4)

Consists of shares available for future issuance under the 2011 Incentive Plan, including shares that were previously available for future issuance under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for our IPO, and the ESPP. As of December 31, 2012, 725,719 shares of common stock were available for issuance under the 2011 Incentive Plan and 525,315 shares of common stock were available for issuance under the ESPP.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2013 by: (i) each director; (ii) each named executive officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	% of Total
5% Stockholders:
Funds affiliated with Three Arch Entities(2)	10,623,269	28.5%
Fund affiliated with Skyline Venture Partners(3)	4,428,161	11.9%
Fund affiliated with Alta Partners(4)	2,794,907	7.5%
Fund affiliated with Perceptive Advisors LLC (5)	5,008,400	13.5%

Named Executive Officers and Directors:
Richard A. King(6)	575,277	1.5%
James H. Welch(7)	130,281	0.4%
Pamela P. Palmer, M.D., Ph.D.(8)	780,653	2.1%
Badri Dasu(9)	147,970	0.4%
Lawrence G. Hamel(10)	180,243	0.5%
Thomas A. Schreck(11)	712,578	1.9%
Mark Wan(12)	10,627,435	28.5%
Stephen J. Hoffman, Ph.D., M.D.(13)	4,432,327	11.9%
Guy P. Nohra(14)	2,799,073	7.6%
Howard B. Rosen(15)	46,212	0.1%
Mark G. Edwards(16)	61,666	0.2%
All executive officers and directors as a group (11 persons)(17)	20,493,714	52.1%

(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 37,059,802 shares outstanding on January 31, 2013, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes shares of common stock issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of January 31, 2013, and RSUs which have or are scheduled to vest within 60 days of January 31, 2013. Shares issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of January 31, 2013 and RSUs which have or are scheduled to vest within 60 days of January 31, 2013 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Includes 199,174 shares held by Three Arch Associates III, L.P., 139,621 shares held by Three Arch Associates IV, L.P., 3,704,712 shares held by Three Arch Partners III, L.P. and 6,323,534 shares held by Three Arch Partners IV, L.P. The number also includes 256,228 shares of common stock issuable pursuant to the exercise of stock warrants that are exercisable within 60 days of January 31, 2013. The voting and dispositive decisions with respect to the shares held by Three Arch Associates III, L.P. and Three Arch Partners III, L.P., are made by the following Managing Members of their general partner, Three Arch Management III, L.L.C.: Mark Wan and Wilfred Jaeger, each of whom disclaims beneficial ownership of such shares. The voting and dispositive decisions with respect to the shares held by Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. are made by the following Managing Members of their general partner, Three Arch Management IV, L.L.C.: Mark Wan and Wilfred Jaeger, each of whom disclaims beneficial ownership of such shares. The address for the funds affiliated with Three Arch Partners is 3200 Alpine Road, Portola Valley, CA 94028.

(3)

Includes 4,171,933 shares held by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. and 256,228 shares of common stock issuable pursuant to the exercise of stock warrants that are exercisable within 60 days of January 31, 2013. John G. Freund and Yasunori Kaneko are the Managing Members of Skyline Venture Management IV, LLC, which is the general partner of Skyline Venture Partners Qualified Purchaser Fund IV, L.P., and as such Drs. Freund and Kaneko may be deemed to share voting and dispositive power with respect to all shares of common stock held by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. In addition, Dr. Hoffman, one of our directors, is a Managing Director of Skyline Ventures and as such may be deemed to share voting and dispositive power with respect to all shares of common stock held by Skyline Venture Partners Qualified Purchasers Fund IV, L.P. Each of Drs. Freund, Kaneko and Hoffman disclaims beneficial ownership of such shares. The address for the funds affiliated with Skyline Venture Partners is 525 University Avenue, Ste. 610, Palo Alto, CA 94301.

(4)

The 2,794,907 shares are held by ACP IV, L.P., or ACPIV. ACMP IV, LLC, or ACMPIV, is the general partner of ACPIV. Dan Janney, David Mack and Guy Nohra are directors of ACMPIV and they exercise shared voting and investment power with respect to the securities held by ACPIV. Each of Messrs. Janney, Mack and Nohra disclaims beneficial ownership of such securities, except to the extent of their pecuniary interest therein. The address for funds affiliated with Alta Partners is One Embarcadero Center, Suite 3700, San Francisco, CA 94111.

(5)

The indicated ownership is based on a Schedule 13G filed with the SEC by the reporting persons on December 13, 2012, reporting beneficial ownership as of December 7, 2012. According to the Schedule 13G, the reporting persons beneficially own a total of 5,008,400 shares of Common Stock held by a private investment fund to which Perceptive Advisors LLC serves as the investment manager. Mr. Edelman is the managing member of Perceptive Advisors LLC. The Schedule 13G filed by the reporting persons provides information only as of December 7, 2012, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 7, 2012 and January 31, 2013.

(6)	Includes 469,293 shares issuable pursuant to stock options exercisable, and 92,592 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2013.
(7)	Includes 110,281 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2013.
(8)	Includes 462,809 shares issuable pursuant to stock options exercisable, and 50,696 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2013.
(9)	Includes 134,210 shares issuable pursuant to stock options exercisable, and 8,288 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2013.
(10)	Includes 160,648 shares issuable pursuant to stock options exercisable, and 9,595 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2013.
(11)

Includes 337,500 shares issuable pursuant to stock options exercisable, and 59,145 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2013, and 16,482 shares held in trust for Mr. Schreck’s children. Mr. Schreck disclaims beneficial ownership of the shares held in trust for Mr. Schreck’s children.

(12)

Includes 4,166 shares issuable pursuant to stock options exercisable, within 60 days of January 31, 2013. Mr. Wan, one of our directors, is a managing partner of Three Arch Management III, L.L.C. and Three Arch Management IV, L.L.C., and in such capacities he may be deemed to beneficially own the shares owned by the funds affiliated with Three Arch Partners. Mr. Wan disclaims beneficial ownership of these shares. The address of Mr. Wan is c/o Three Arch Partners, 3200 Alpine Road, Portola Valley, CA 94028.

(13)

Includes 4,166 shares issuable pursuant to stock options exercisable, within 60 days of January 31, 2013. Dr. Hoffman, one of our directors, is a Managing Director of Skyline Ventures and as such may be deemed to share voting and dispositive power with respect to all shares of common stock held by Skyline Venture Partners Qualified Purchasers Fund IV, L.P. Dr. Hoffman disclaims beneficial ownership of such shares. The address for Dr. Hoffman is c/o Skyline Ventures, 525 University Avenue, Suite 610, Palo Alto, CA 94301.

(14)

Includes 4,166 shares issuable pursuant to stock options exercisable, within 60 days of January 31, 2013. Mr. Nohra, one of our directors, is a director of ACMPIV, and in such capacity he may be deemed to beneficially own the shares owned by ACPIV. Mr. Nohra disclaims beneficial ownership of these shares. The address for Mr. Nohra is c/o Alta Partners, One Embarcadero Center, Suite 3700, San Francisco, CA 94111.

(15)	Represents 42,916 shares issuable pursuant to stock options exercisable, and 3,296 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2013.
(16)	Includes 11,666 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2013.
(17)

Includes 1,741,821 shares issuable pursuant to stock options exercisable, 512,456 shares issuable pursuant to warrants exercisable and 223,610 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2013.

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

In addition, in January 2011, our board of directors adopted a related party transactions policy, which became effective in connection with our IPO. The policy sets forth the procedures for the identification, review, consideration and approval or ratification of transactions involving the Company and its related persons. The policy is designed to prevent transactions between the Company and any of its related persons that may interfere with the performance of the Company’s employees’ and directors’ duties to the Company or deprive the Company of a business opportunity. Any such transactions with related persons may present actual or potential conflicts of interests. However, the Company recognizes that whether or not a conflict exists is often unclear and, in many circumstances, transactions with related persons may, on balance, be beneficial to the Company and its stockholders.

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

Participation in Our Initial Public Offering

Entities affiliated with Three Arch Partners, Skyline Venture Partners and Alta Partners, each a holder of more than 5% of our capital stock, purchased an aggregate of 4,495,552 shares of our common stock in our IPO, as follows:

Name	Common Stock Purchased in Initial Public Offering	Aggregate Purchase Price
Funds affiliated with Three Arch Partners(1)	2,579,579	$12,897,895
Fund affiliated with Skyline Venture Partners(2)	1,235,943	6,179,715
Fund affiliated with Alta Partners(3)	680,000	3,400,000
Price per share	$5.00
Date of purchase	2/11/11

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

2012 Private Placement

On May 29, 2012, we entered into a securities purchase agreement, or the Purchase Agreement, with certain accredited investors, including entities affiliated with certain members of our board of directors, providing for a private placement, or the Private Placement, of up to $10.0 million of our securities. At the closing of the Private Placement on June 1, 2012, and pursuant to the Purchase Agreement, we sold shares of common stock and warrants to purchase common stock in immediately separable “units,” with each unit consisting of (i) one share of common stock and (ii) a warrant to purchase 0.9 of a share of common stock. The per share exercise price of the warrants was $3.40. The offering price per unit was $3.40 for non-affiliated investors, and $3.5125 for affiliated investors, which equals the sum of (i) $3.40, the closing consolidated bid price of our common stock on May 29, 2012, plus (ii) $0.1125 (which is equal to $0.125 per warrant share, multiplied by 0.9), for an aggregate amount of $10.0 million. The warrants issued in the Private Placement become exercisable six months after the issuance date, and expire on the five year anniversary of the initial exercisability date. Entities affiliated with Three Arch Partners and Skyline Venture Partners purchased an aggregate of 569,396 shares of our common stock and 512,456 warrants in the Private Placement, as follows:

Name	Common Stock Purchased in Private Placement	Warrants Purchased in Private Placement	Aggregate Purchase Price
Funds affiliated with Three Arch Partners (1)	284,698	256,228	$1,000,001.73
Fund affiliated with Skyline Venture Partners (2)	284,698	256,228	$1,000,001.73

(1)

Includes 3,631 shares of common stock and 3,268 shares of common stock underlying warrants purchased by Three Arch Associates III, L.P., 4,613 shares of common stock and 4,151 shares of common stock underlying warrants purchased by Three Arch Associates IV, L.P., 67,543 shares of common stock and 60,789 shares of common stock underlying warrants purchased by Three Arch Partners III, L.P. and 208,911 shares of common stock and 188,020 shares of common stock underlying warrants purchased by Three Arch Partners IV, L.P. Mark A. Wan, one of our directors, is managing partner of Three Arch Management III, L.L.C. and Three Arch Management IV, L.L.C., and in such capacities he may be deemed to beneficially own the shares owned by the funds affiliated with Three Arch Partners. Mr. Wan disclaims beneficial ownership of these shares.

(2)

These shares and warrants were purchased by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. Stephen Hoffman, one of our directors, is a Managing Director of Skyline Ventures and as such may be deemed to share voting and dispositive power with respect to all shares of stock purchased by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. Dr. Hoffman disclaims beneficial ownership of these shares.

Pursuant to the Purchase Agreement, we agreed to register the resale of the shares of our common stock we issued and any common stock issuable upon the exercise of the warrants that we issued in the Private Placement, including the shares and warrants held by the entities affiliated with Three Arch Partners and Skyline Venture Partners. Pursuant to our obligation under the Purchase Agreement, we filed a registration statement with the SEC registering the resale of these shares on June 21, 2012 and it was declared effective by the SEC on July 2, 2012. We agreed to use our commercially reasonable best efforts to keep the registrations statement we filed registering the resale of these shares continuously effective until the earlier of (i) such time as all of the such shares have been sold under the registration statement or Rule 144 or (ii) such time as all of the shares may be sold pursuant to Rule 144 without compliance with Rule 144(c)(1).

2012 Public Offering

Entities affiliated with Three Arch Partners, which was a holder of more than 5% of our capital stock, purchased an aggregate of 2,416,918 shares of our common stock in our public offering in December 2012, as follows:

Name	Common Stock Purchased in Public Offering	Aggregate Purchase Price
Funds affiliated with Three Arch Partners(1)	2,416,918	$8,000,000
Price per share	$3.31

(1)

Includes 2,364,705 shares of common stock purchased by Three Arch Partners IV, L.P. and 52,213 shares of common stock purchased by Three Arch Associates IV, L.P. Mark Wan, one of our directors, is managing partner of Three Arch Management III, L.L.C. and Three Arch Management IV, L.L.C., and in such capacities he may be deemed to beneficially own the shares owned by the funds affiliated with Three Arch Partners. Mr. Wan disclaims beneficial ownership of these shares.

Investors’ Rights Agreements

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

Our board of directors undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that all of our directors, other than Messrs. King and Schreck and Dr. Palmer, qualify as “independent” directors within the meaning of the NASDAQ rules. Accordingly, a majority of our directors are independent, as required under applicable NASDAQ rules. In making this determination, our board considered Mr. Nohra’s affiliation with Alta Partners, one of our stockholders, Dr. Hoffman’s affiliation with Skyline Ventures, one of our stockholders and Mr. Wan’s affiliation with Three Arch Partners, one of our stockholders and determined that it does not interfere with their independent judgment. Our non-employee directors have been meeting, and we anticipate that they will continue to meet, in regularly scheduled executive sessions at which only non-employee directors are present.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

In connection with the audit of our 2012 financial statements, we entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP will perform audit and interim services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table represents aggregate fees billed to our company for the fiscal years ended December 31, 2012 and 2011 by Ernst & Young LLP, our independent registered public accounting firm:

	Fiscal Year Ended
	2012	2011
Audit Fees	$616,375	$435,825
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$616,375	$435,825

Audit Fees: Consists of fees for professional services rendered for the audit of our financial statements and review of interim financial statements, and fees for assistance with registration statements filed with the SEC, comfort letters and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

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

(b) Exhibits – The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2013	AcelRx Pharmaceuticals, Inc.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. King Richard A. King	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2013

/s/ James H. Welch James H. Welch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2013

/s/ Adrian Adams Adrian Adams	Chairman	March 12, 2013

/s/ Pamela P. Palmer, M.D., Ph.D. Pamela P. Palmer, M.D., Ph.D.	Chief Medical Officer and Director	March 12, 2013

/s/ Mark G. Edwards Mark G. Edwards	Director	March 12, 2013

/s/ Stephen J. Hoffman, Ph.D., M.D. Stephen J. Hoffman, Ph.D., M.D.	Director	March 12, 2013

Signature	Title	Date

/s/ Guy P. Nohra Guy P. Nohra	Director	March 12, 2013

/s/ Howard B. Rosen Howard B. Rosen	Director	March 12, 2013

/s/ Mark Wan Mark Wan	Director	March 12, 2013

ACELRX PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2012 and 2011	F-3
Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2012, and for the period from July 13, 2005 (inception) through December 31, 2012	F-4
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from July 13, 2005 (inception) through December 31, 2012	F-5
Statements of Cash Flows for each of the three years in the period ended December 31, 2012, and for the period from July 13, 2005 (inception) through December 31, 2012	F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AcelRx Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of AcelRx Pharmaceuticals, Inc. (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012, and for the period from July 13, 2005 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcelRx Pharmaceuticals, Inc. (a development stage company) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, and for the period from July 13, 2005 (inception) through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 12, 2013

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

(in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,932	$7,794
Short-term investments	11,831	27,991
Prepaid expenses and other current assets	2,003	2,361

Total current assets	61,766	38,146
Property and equipment, net	2,485	2,306
Restricted cash	205	205
Other assets	64	178

TOTAL ASSETS	$64,520	$40,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,235	$1,530
Accrued liabilities	4,653	2,511
Long-term debt, current portion	7,443	3,804

Total current liabilities	14,331	7,845
Deferred rent	312	15
Long-term debt, net of current portion	8,530	15,275
Contingent put option liability	82	232
Warrant liability	7,418	—

Total liabilities	30,673	23,367

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized as of December 31, 2012 and 2011; 37,055,027 and 19,567,778 shares issued and outstanding as of December 31, 2012 and 2011	37	22
Additional paid-in capital	155,836	106,110
Deficit accumulated during the development stage	(122,027)	(88,664)
Accumulated other comprehensive income	1	—

Total stockholders’ equity	33,847	17,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,520	$40,835

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,			Period from July 13, 2005 (Inception) Through December 31, 2012
	2012	2011	2010
Research grant revenue	$2,394	$1,072	$—	$3,466
Operating expenses:
Research and development	24,908	13,624	8,193	92,329
General and administrative	7,199	6,800	3,993	26,493

Total operating expenses	32,107	20,424	12,186	118,822

Loss from operations	(29,713)	(19,352)	(12,186)	(115,356)
Interest expense	(2,283)	(2,309)	(1,397)	(7,722)
Interest income and Other income (expense), net	(1,367)	1,560	(761)	1,051

Net loss	(33,363)	(20,101)	(14,344)	(122,027)
Other comprehensive loss:
Unrealized gains (losses) on available for sale securities	1	—	2	1

Comprehensive loss	$(33,362)	$(20,101)	$(14,342)	$(122,026)

Net loss per share of common stock, basic and diluted	$(1.51)	$(1.16)	$(21.84)

Shares used in computing net loss per share of common stock, basic and diluted	22,124,637	17,344,727	656,650

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of July 13, 2005 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(40)	—	(40)

Balance as of December 31, 2005	—	—	—	—	—	(40)	—	(40)
Issuance of restricted common stock to founders	—	—	250,000	1	—	—	—	1
Issuance of Series A convertible preferred stock, net of issuance costs of $100	2,111,639	21,016	—	—	—	—	—	—
Issuance of common stock upon the exercise of common stock warrants	—	—	25,534	1	50	—	—	51
Stock-based compensation related to restricted stock	—	—	20,833	—	42	—	—	42
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(3,768)	—	(3,768)

Balance as of December 31, 2006	2,111,639	21,016	296,367	2	92	(3,808)	(1)	(3,715)
Stock-based compensation related to restricted stock	—	—	127,448	1	116	—	—	117
Stock-based compensation related to stock options	—	—	—	—	33	—	—	33
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	(9,630)	—	(9,630)

Balance as of December 31, 2007	2,111,639	21,016	423,815	3	241	(13,438)	5	(13,189)
Issuance of Series B convertible preferred stock, net of issuance costs of $78	1,263,635	20,140	—	—	—	—	—	—
Stock-based compensation related to restricted stock	—	—	97,812	—	271	—	—	271
Stock-based compensation related to stock options	—	—	—	—	197	—	—	197
Contribution of common stock to a charitable organization	—	—	2,500	—	14	—	—	14
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	34	34
Net loss	—	—	—	—	—	(20,662)	—	(20,662)

Balance as of December 31, 2008	3,375,274	41,156	524,127	3	723	(34,100)	39	(33,335)
Issuance of Series C convertible preferred stock, net of issuance costs of $99	3,757,253	14,715	—	—	—	—	—	—
Stock-based compensation related to restricted stock	—	—	74,375	—	163	—	—	163
Stock-based compensation related to stock options	—	—	—	—	312	—	—	312
Issuance of common stock upon exercise of stock options	—	—	21,614	—	26	—	—	26
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	—	—	(20,119)	—	(20,119)

Balance as of December 31, 2009 (carried forward)	7,132,527	55,871	620,116	3	1,224	(54,219)	(2)	(52,994)

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	7,132,527	55,871	620,116	3	1,224	(54,219)	(2)	(52,994)
Issuance of Series C convertible preferred stock, net of issuance costs of $99	19,275	70	—	—	—	—	—	—
Stock-based compensation related to restricted stock	—	—	43,282	—	93	—	—	93
Stock-based compensation related to stock options	—	—	—	—	1,330	—	—	1,330
Issuance of common stock upon exercise of stock options	—	—	10,955	—	21	—	—	21
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(14,344)	—	(14,344)

Balance as of December 31, 2010	7,151,802	55,941	674,353	3	2,668	(68,563)	—	(65,892)
Conversion of convertible preferred stock to common stock	(7,151,802)	(55,941)	8,555,713	8	55,933	—	—	55,941
Conversion of Bridge Note and warrants to common stock	—	—	2,141,684	2	9,579	—	—	9,824
Issuance of Warrants	—	—	—	—	967	—	—	967
Stock-based compensation	—	—	—	—	1,833	—	—	1,833
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	—	—	147,792	1	60	—	—	61
Issuance of common stock upon ESPP purchase	—	—	48,236	—	139	—	—	139
Issuance of common stock upon IPO, net of offering-related costs of $5.1 million	—	—	8,000,000	8	34,931	—	—	34,939
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(20,101)	—	(20,101)

Balance as of December 31, 2011	—	—	19,567,778	22	106,110	(88,664)	—	17,468
Issuance of Warrants	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	2,150	—	—	2,150
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	—	—	122,108	—	80	—	—	80
Issuance of common stock upon ESPP purchase	—	—	67,804	—	169	—	—	169
Issuance of common stock upon private placement offering, net of offering-related costs of $0.9 million	—	—	2,922,337	1	3,245	—	—	3,246
Issuance of common stock upon underwritten public offering, net of offering-related costs of $3.5 million	—	—	14,375,000	14	44,082	—	—	44,096
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(33,363)	—	(33,363)

Balance as of December 31, 2012	—	—	37,055,027	$37	$155,836	$(122,027)	1	$33,847

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(in thousands)

	Year Ended December 31,			Period from July 13, 2005 (Inception) Through December 31, 2012
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,363)	$(20,101)	$(14,344)	$(122,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605	513	479	2,683
Amortization of premium/discount on investments, net	380	195	—	575
Interest expense related to debt financing	647	1,619	717	3,474
Stock-based compensation	2,150	1,833	1,424	6,496
Revaluation of convertible preferred stock warrant, call option, put option and PIPE warrant liabilities	1,439	(1,512)	1,257	1,355
Other	43	—	5	33
Changes in operating assets and liabilities:
Prepaid expenses and other assets	429	(434)	(120)	(554)
Restricted cash	—	—	—	(205)
Accounts payable	705	987	(371)	2,234
Accrued liabilities	2,029	1,788	(1,091)	2,907
Deferred rent	354	(175)	(181)	424

Net cash used in operating activities	(24,582)	(15,287)	(12,225)	(102,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(826)	(2,019)	(4)	(5,214)
Purchase of investments	(27,167)	(39,367)	(4,922)	(111,834)
Proceeds from sales of investments	—	2,082	—	21,815
Proceeds from maturities of investments	42,948	9,725	9,691	77,664

Net cash provided by (used in) investing activities	14,955	(29,579)	4,765	(17,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in equity offerings, net of offering costs	53,174	34,939	—	88,113
Proceeds from the issuance of long-term debt	—	19,762	—	32,383
Payment of long-term debt	(3,655)	(5,297)	(4,726)	(16,876)
Proceeds from issuance of convertible promissory notes	—	—	8,000	9,000
Net proceeds from issuance of common stock through equity plans	246	201	21	545
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	70	54,941

Net cash provided by financing activities	49,765	49,605	3,365	168,106

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,138	4,739	(4,095)	47,932
CASH AND CASH EQUIVALENTS—Beginning of period	7,794	3,055	7,150	—

CASH AND CASH EQUIVALENTS—End of period	$47,932	$7,794	$3,055	$47,932

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,632	$1,162	$584	$4,534

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of convertible preferred stock warrants	$—	$—	$1,223	$1,223
Beneficial conversion features related to convertible notes	$—	$—	$1,699	$1,699
Issuance of call option related to convertible note	$—	$—	$476	$476
Conversion of convertible promissory notes into common stock	$—	$8,137	$—	$8,137
Issuance of common stock upon cashless exercise of warrants	$—	$536	$—	$536
Reclassification of warrant liability and call option liability to equity	$—	$906	$—	$906
Issuance of warrants for common stock	$5,828	$967	$—	$6,795
Contingent put option liability	$—	$232	$—	$232

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

The Company is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. The Company is in the development stage and since incorporation, primary activities have consisted of establishing facilities, recruiting personnel, conducting research and development of its product candidates, developing intellectual property and raising capital. To date, the Company has not generated any sales revenues.

The Company has one business activity, which is the development and commercialization of product candidates for the treatment of pain, and a single reporting and operating unit structure.

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and anticipates incurring losses for the next several years. The Company had an accumulated deficit of $122.0 million and $88.7 million as of December 31, 2012 and 2011, respectively. Through December 31, 2012, the Company has relied primarily on proceeds from equity and debt offerings to finance its operations. Management believes that the Company’s current cash, cash equivalents and investments will be sufficient to fund the Company’s current operations into the third quarter of 2014. The Company will need to raise substantial additional funding or otherwise enter into collaborations to support future operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities to reduce costs. Doing so may affect the Company’s ability to operate effectively. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Concentration of Risk

The Company invests cash that is currently not being used for operational purposes in accordance with its investment policy in low risk debt securities of the U.S. Treasury and U.S. government sponsored agencies. The Company is exposed to credit risk in the event of default by the institutions holding the cash equivalents and available-for-sale securities to the extent recorded on the balance sheet.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

All marketable securities are classified as available-for-sale and consist of U.S. Treasury and U.S. government sponsored enterprise debt securities. These securities are carried at estimated fair value, which is based on quoted market prices or observable market inputs of almost identical assets, with unrealized gains and losses included in accumulated other comprehensive income (loss). The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income or expense. The cost of securities sold is based on specific identification. The Company’s investments are subject to a periodic impairment review for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. When the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, it reduces the carrying value of the security it holds and records a loss in the amount of such decline.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining lease term.

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets and, if indicators of asset impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through an analysis of the undiscounted future expected operating cash flows. If impairment is indicated, the Company records the amount of such impairment for the excess of the carrying value of the asset over its estimated fair value. As of December 31, 2012, the Company has not written down any of its long-lived assets as a result of impairment.

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

In May 2011, the Company entered into an award contract with the US Army Medical Research and Materiel Command, or USAMRMC, to support the development of the Company’s new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. The grant provides for the reimbursement of qualified expenses for research and development activities as defined under the terms of the grant agreement. Revenue under the grant agreement is recognized when the related qualified research expenses are incurred.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

Research and Development Expenses

Research and development costs are charged to expense when incurred. Research and development expenses include salaries, employee benefits, including stock-based compensation, consultant fees, laboratory supplies, costs associated with clinical trials and manufacturing, including contract research organization fees, other professional services and allocations of corporate costs. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events.

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

Stock-Based Compensation

Compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock units and employee share purchases related to the 2011 Employee Stock Purchase Plan, or ESPP, is based on estimated fair values at grant date. The Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and generally recognizes the fair value as stock-based compensation expense on a straight-line basis over the vesting period of the respective awards.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Estimates of expected life are primarily determined using the simplified method in accordance with guidance provided by the SEC. Such method was utilized as the Company did not believe its historical option exercise experience, which was limited, provided a reasonable basis upon which to estimate expected term. Volatility is derived from historical volatilities of several public companies within our industry that are deemed to be comparable to our business because we have limited information on the volatility of our common stock since we had no trading history prior to completion of our Initial Public Offering, or IPO, in February 2011. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

2. Investments and Fair Value Measurement

Investments

The Company classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in accumulated other comprehensive income. Marketable securities which have maturities beyond one year as of the end of the reporting period are classified as non-current.

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,440	$—	$—	$44,440
Money market funds	2,086	—	—	2,086
U.S. government agency securities	1,406	—	—	1,406

Total cash and cash equivalents	47,932	—	—	47,932
Marketable securities:
U.S. government agency securities	11,830	1	—	11,831

Total marketable securities	11,830	1	—	11,831
Total cash, cash equivalents and investments	$59,762	$1	$—	$59,763

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$641	$—	$—	$641
Money market funds	6,883	—	—	6,883
U.S. government agency securities	270	—	—	270

Total cash and cash equivalents	7,794	—	—	7,794
Marketable securities:
U.S. government agency securities	27,991	—	—	27,991

Total marketable securities	27,991	—	—	27,991
Total cash, cash equivalents and investments	$35,785	$—	$—	$35,785

None of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the years ended December 31, 2012 and 2011. There were no other-than-temporary impairments for these securities as of December 31, 2012 or December 31, 2011.

As of December 31, 2012 and 2011, the contractual maturity of all investments held was less than one year.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of December 31, 2012 and December 31, 2011, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which was classified as a Level III liability. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of December 31, 2012, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 9 “Stockholders’ Equity.” The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the PIPE warrants.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2012
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,086	$2,086	$—	$—
U.S. government agency obligations	13,237	—	13,237	—

Total assets measured at fair value	$15,323	$2,086	$13,237	$—

Liabilities
PIPE warrant	$7,418	—	—	$7,418
Contingent put option	$82	—	—	$82

Total liabilities measured at fair value	$7,500	$—	$—	$7,500

	As of December 31, 2011
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$6,883	$6,883	$—	$—
U.S. government agency obligations	28,261	—	28,261	—

Total assets measured at fair value	$35,144	$6,883	$28,261	$—

Liabilities
Contingent put option liability	$232	—	—	$232

Total liabilities measured at fair value	$232	$—	$—	$232

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2012:

Risk-free interest rate	0.72%
Expected volatility	78.0%
Expected life (in years)	4.9
Expected dividend yield	0.0%

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2012 and 2011 (in thousands):

Year Ended December 31, 2012
Fair value—beginning of period	$232
Addition of PIPE warrants in June 2012	5,828
Change in fair value of PIPE warrants	1,590
Change in fair value of contingent put option	(150)

Fair value—end of period	$7,500

Year Ended December 31, 2011
Fair value—beginning of period	$3,125
Exercise of warrants	(536)
Reclassification of warrant liability	(906)
Contingent put option liability	62
Change in fair value of Level III liabilities	(1,513)

Fair value—end of period	$232

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2012	2011
Research equipment	$2,014	$1,350
Leasehold improvements	1,418	2,066
Computer equipment and software	167	240
Construction in Process	—	309
Tooling	337	283
Furniture and fixtures	59	107

Total property, plant and equipment	3,995	4,355
Less accumulated depreciation and amortization	(1,510)	(2,049)

	$2,485	$2,306

Depreciation and amortization expense was $0.6 million, $0.5 million, $0.5 million and $2.7 million during the years ended December 31, 2012, 2011, 2010 and the period from July 13, 2005 (inception) through December 31, 2012, respectively.

4. Research Grant Agreement

In May 2011, AcelRx received a grant from the US Army Medical Research and Materiel Command, or USAMRMC, in which the USAMRMC granted $5.6 million to the Company in order to support the development of a new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

Under the terms of the grant, the USAMRMC will reimburse the Company for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research. The original term of the grant was through August 31, 2012; however, due to a longer than expected administrative review process by the USAMRMC, AcelRx has received no-cost extensions of the grant, whereby the term has been extended to January 31, 2014.

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $2.4 million, $1.1 million, $0 and $3.5 million for the years ended December 31, 2012, 2011, 2010 and the period from July 13, 2005 (inception) through December 31, 2012, respectively.

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

The Company borrowed the first tranche of $10.0 million upon the closing of the transaction on June 29, 2011 and borrowed the second tranche of $10.0 million in December 2011. The Company used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain loan and security agreement between the Company and Pinnacle Ventures, L.L.C., or Pinnacle Ventures, dated September 16, 2008. The agreement with Pinnacle Ventures is described further below. The interest rate for each tranche is 8.50%. The Company made interest only payments until June 30, 2012, followed by equal monthly payments of principal and interest, totaling $742,000, through the scheduled maturity date on December 1, 2014.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.2 million. This option is considered a contingent put option liability as the holder of the loan may exercise the option in the event of default and, is considered an embedded derivative which must be valued and separately accounted for in the Company’s financial statements. As of December 31, 2012 and 2011, the estimated fair value of the contingent put option

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

liability was $82,000 and $232,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statement of operations.

In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 7 “Warrants,” for further description.

As of December 31, 2012, the Company had outstanding borrowings under the Hercules loan and security agreement of $16.0 million, net of debt discounts of $0.5 million. Amortization of the debt discounts, which was recorded as interest expense, was $0.5 million for the year ended December 31, 2012. As of December 31, 2011, the Company had outstanding borrowings under the Hercules loan and security agreement of $19.0 million, net of debt discounts of $1.0 million. Amortization of the debt discounts, which was recorded as Interest Expense, was $254,000 for the year ended December 31, 2011.

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

Future Payments on Long-Term Debt

The following table summarizes our outstanding future payments associated with our long-term debt as of December 31, 2012 (in thousands):

		Payment by Period
Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal Payments on Long-Term Debt	$16,345	$7,804	$8,541	$—	—
Interest Payments on Long-Term Debt	1,710	1,105	605	$—	—

Total	$18,055	$8,909	$9,146	$—	—

6. Convertible Notes

2010 Convertible Notes

On September 14, 2010, the Company sold convertible promissory notes, or the 2010 Convertible Notes, to certain existing investors for an aggregate purchase price of $8.0 million. The 2010 Convertible Notes bore interest at a rate of 4.0% per annum and had a maturity date of the earlier of (1) September 14, 2011 or (2) an

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

As of December 31, 2012, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

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

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

In connection with the Company’s IPO in February 2011, the Series C warrants were automatically converted into warrants to purchase 228,264 shares of common stock with an exercise price of $3.94 per share. Immediately before the conversion to common stock warrants, the Series C warrants were remeasured to fair value with the change in the fair value of these warrants of $323,000 being recorded as a benefit through other income (expense), net during the three months ended March 31, 2011. Immediately after the conversion to common stock warrants, the remaining liability of $894,000 was reclassified to additional paid-in capital. As a result of the conversion, these common stock warrants were no longer recorded as liabilities and were therefore no longer remeasured as of the end of each reporting period.

As of December 31, 2012, warrants to purchase 228,264 shares of common stock had not been exercised and were still outstanding. These warrants expire in September 2018.

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

Hercules Warrants

In connection with the loan and security agreement with Hercules, the Company issued to Hercules warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. The warrants may be exercised on a cashless basis. The warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of seven years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the warrants. The Company estimated the fair value of these warrants as of the issuance date to be $967,000, which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrants was calculated using the Black-Scholes option-valuation model, and was based on the seven-year contractual term of the warrants, a risk-free interest rate of 2.44%, expected volatility of 79% and 0% expected dividend yield.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

As of December 31, 2012, warrants to purchase 274,508 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in June 2018.

2012 Private Placement Warrants

In connection with the Private Placement, completed in June 2012, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the PIPE warrants was $3.40 which equals the closing consolidated bid price of the Company’s common stock on May 29, 2012, the effective date of the Purchase Agreement. The PIPE warrants issued in the Private Placement became exercisable six months after the issuance date, and expire on the five year anniversary of the initial exercisability date. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants were recorded as a liability at fair value, as determined by the Black-Scholes option-pricing model, and then marked to fair value each reporting period, with changes in estimated fair value recorded through the Statement of Comprehensive Loss in other income or expense. The Black-Scholes assumptions used to value the PIPE warrants are disclosed in Note 2.

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of December 31, 2012, the fair value of the PIPE warrants was estimated to be $7.4 million. The change in fair value for the twelve months ended December 31, 2012, which was recorded as other expense, was $1.6 million.

As of December 31, 2012, PIPE warrants to purchase 2,630,103 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

8. Commitments and Contingencies

Operating Leases

In December 2011, the Company entered into a non-cancelable lease agreement for approximately 13,787 square feet of office and laboratory facilities in Redwood City, California, which serve as the Company headquarters, effective April 2012. The lease agreement expires in May 2016. Rent expense from the facility lease is recognized on a straight-line basis from the inception of the lease in December 2011, the early access date, through the end of the lease.

Prior to April 2012, the Company was subject to a non-cancelable lease agreement for approximately 11,305 square feet of office and laboratory facilities in Redwood City, California, which served as the Company headquarters for the duration of the lease term. The lease term commenced in April 2007 and expired in April 2012. Rent expense from the facility lease was recognized on a straight-line basis from the inception of the lease in January 2007, the early access date, through the end of the lease.

Rent expense was $0.3 million, $0.2 million, $0.2 million and $1.3 million during the years ended December 31, 2012, 2011, 2010 and the period from July 13, 2005 (inception) through December 31, 2012, respectively.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

Future minimum payments under the lease agreement as of December 31, 2012 are as follows (in thousands):

Year Ending December 31:
2013	381
2014	392
2015	404
2016	142

Total minimum payments	$1,319

Litigation

The Company is not a party to any litigation and does not have contingent reserves established for any litigation liabilities.

Manufacturing Agreement

In January 2013, the Company and Patheon Pharmaceuticals Inc., or Patheon, entered into a Manufacturing Services Agreement, or the Services Agreement, and a related Amended and Restated Capital Expenditure and Equipment Agreement, or the Capital Agreement, relating to the manufacture of Sufentanil NanoTabs, or the Product, for use with the Company’s Sufentanil NanoTab PCA System, or ARX-01.

Under the terms of the Services Agreement, the Company has agreed to purchase, subject to Patheon’s continued material compliance with the terms of the Services Agreement, all of its Product requirements for the United States, Canada and Mexico from Patheon during the Initial Term of the Services Agreement (as defined below), and at least eighty percent (80%) of its Product requirements for such territories after the Initial Term.

The term of the Services Agreement extends until December 31, 2017, or the Initial Term, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice; provided, however, that the Services Agreement may not be terminated without cause prior to the end of the Initial Term.

The Company also entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement. Under the terms of the Capital Agreement, the Company has the option to make certain future modifications to Patheon’s Cincinnati facility, the aggregate cost of which is expected to be less than $3.5 million and which would be the responsibility of the Company. If additional equipment and facility modifications are required to meet the Company’s Product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Capital Agreement also requires that the Company make payments in 2013 totaling $480,000 to Patheon to partially offset taxes incurred and paid by Patheon in connection with facility modifications already completed by Patheon. The Company can seek reimbursement from Patheon for this payment if it receives approval from the U.S. Food and Drug Administration for ARX-01. The Capital Agreement further requires that the Company pay a maximum “overhead fee” of $200,000 annually during the term of the Services Agreement, which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Services Agreement and the pre-existing development agreements.

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for our products, which are currently in development stage; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

9. Stockholders’ Equity

Common Stock

Public Offering

In December 2012, AcelRx completed an underwritten public offering, in which the Company sold an aggregate of 14,375,000 shares of its common stock at a public offering price of $3.31 per share, resulting in net proceeds of $44.1 million, after deducting underwriting discounts and commissions and other offering related expenses totaling $3.5 million.

Private Placement Offering

On June 1, 2012, or the Issuance Date, the Company issued an aggregate of 2,922,337 shares of common stock and warrants to purchase up to 2,630,103 shares of common stock, or the PIPE warrants, for aggregate gross proceeds of $10.0 million, or the Private Placement. Costs related to the offering were $0.9 million. The shares of common stock and PIPE warrants issued in the Private Placement were sold pursuant to a Securities Purchase Agreement, or Purchase Agreement, dated May 29, 2012, between the Company and certain purchasers, including certain entities affiliated with Mark Wan and Stephen J. Hoffman, members of the Company’s board of directors. Pursuant to the Purchase Agreement, AcelRx sold shares of common stock and PIPE warrants to purchase common stock in immediately separable “Units,” with each Unit consisting of (i) one share of common stock and (ii) a PIPE warrant to purchase 0.9 of a share of common stock. The per share exercise price of the PIPE warrants was $3.40. The offering price per Unit was $3.40 for non-affiliated investors, and $3.5125 for affiliated investors, which equals the sum of (i) $3.40, the closing consolidated bid price of our common stock on May 29, 2012, plus (ii) $0.1125 (which is equal to $0.125 per PIPE warrant share, multiplied by 0.9), for an aggregate amount of $10.0 million. The PIPE warrants issued in the Private Placement became exercisable six months after the Issuance Date, and expire on the five year anniversary of the initial exercisability date.

In connection with the Private Placement, the Company filed a registration statement with the U.S. Securities and Exchange Commission, or SEC, registering for resale the shares of common stock and shares of common stock issuable upon exercise of the warrants sold in the Private Placement. The registration statement was declared effective by the SEC in July 2012.

2012 ATM Agreement

On August 31, 2012, the Company entered into an At Market Issuance Sales Agreement, or Sales Agreement, or ATM, with MLV & Co. LLC, or MLV, pursuant to which the Company may elect to issue and sell shares of its common stock having an aggregate offering price equal to the lesser of (i) the amount that the Company may continue to offer and sell under the eligibility requirements for use of Form S-3 (including, if applicable, Instruction I.B.6 thereof) or (ii) $7,500,000. The Company is not obligated to make any sales of common stock under the Sales Agreement. Unless earlier terminated, the Sales Agreement will automatically terminate upon the earlier of (1) the sale of all common stock subject to the Sales Agreement or (2) August 31, 2015. The Company will pay MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds for common stock sold through MLV under the Sales Agreement. The Company has also provided MLV with customary indemnification rights and expense reimbursements for up to $25,000 of expenses. As of December 31, 2012, the Company has not sold any shares of common stock pursuant to the ATM.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

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

The initial aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2011 Incentive Plan is 1,875,000 shares, which number was the sum of (i) 51,693 shares remaining available for future grant under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for the Company’s IPO, and (ii) an additional 1,823,307 new shares. Then, the number

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

of shares of common stock reserved for issuance under the 2011 Incentive Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the board of directors. In January 2013 and 2012, an additional 1,482,201 and 782,711 shares, were authorized for issuance under the 2011 Incentive Plan, respectively.

2011 Employee Stock Purchase Plan

Additionally, in January 2011, the board of directors adopted, and the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan, or the ESPP, which also became effective immediately upon the execution and delivery of the underwriting agreement for the IPO.

Initially, 250,000 shares of the Company’s common stock were authorized for issuance under the ESPP pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lower of (1) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (2) a number of shares of common stock as determined by the board of directors. If a purchase right granted under the ESPP terminates without having been exercised, the shares of the Company’s common stock not purchased under such purchase right will be available for issuance under the ESPP. In January 2013, no additional shares were authorized for issuance under the ESPP, and in January 2012, an additional 391,355 were authorized for issuance under the ESPP.

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

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the ESPP as follows (in thousands):

	Year Ended December 31,			Period from July 13, 2005 (Inception) Through December 31, 2012
	2012	2011	2010
Research and development	$998	$785	$810	$3,377
General and administrative	1,152	1,048	614	3,119

Total	$2,150	$1,833	$1,424	$6,496

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

The following table summarizes option activity under the 2011 Plan and 2006 Plan:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2007	—	$—
Granted	290,625	1.20
Forfeited	(1,250)	1.20

December 31, 2007	289,375	1.20
Granted	196,875	4.00

December 31, 2008	486,250	2.36
Granted	231,875	5.52
Forfeited	(30,885)	2.56
Exercised	(21,614)	1.20

December 31, 2009	665,626	3.48
Granted	1,441,610	2.72
Forfeited	(87,484)	5.52
Exercised	(10,955)	1.89

December 31, 2010	2,008,797	$2.91
Granted	514,958	3.48
Forfeited	(58,022)	3.32
Exercised	(69,765)	1.20

December 31, 2011	2,395,968	$3.08

Granted	1,213,391	3.36
Forfeited	(165,781)	3.23
Exercised	(43,767)	2.32

December 31, 2012	3,399,811	$3.18	7.9	4,006

Vested and exercisable options—December 31, 2012	1,799,264	$3.01	7.0	$2,529
Vested and expected to vest—December 31, 2012	3,286,003	$3.17	7.9	$3,903

As of December 31, 2012, there were 725,719 shares available for future grant under the 2011 Plan. In January 2013, an additional 1,482,201 shares were authorized for issuance under the 2011 Incentive Plan.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2012 is summarized below:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$1.20-$2.55	203,776	5.0	$1.23	202,212	$1.23
$2.56-$4.00	2,879,785	8.2	$3.08	1,355,178	$2.85
$4.22-$5.52	316,250	7.1	$5.32	241,874	$5.40

	3,399,811	7.9	$3.18	1,799,264	$3.01

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

The weighted average grant-date fair value of options granted during the years ended December 31, 2012, 2011, 2010 and the period from July 13, 2005 (inception) through December 31, 2012, was $2.25, $2.45, $2.72 and $2.18 per share. As of December 31, 2012, total stock-based compensation expense related to unvested options to be recognized in future periods was $3.1 million which is expected to be recognized over a weighted-average period of 2.7 years. The grant date fair value of shares vested during the years ended December 31, 2012, 2011, 2010 and the period from July 13, 2005 (inception) through December 31, 2012, was $1.3 million, $1.1 million, $1.1 million and $3.8 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, 2010 and the period from July 13, 2005 (inception) through December 31, 2012 was $85,000, $204,000, $3,000 and $354,000, respectively.

The Company used the following assumptions to calculate the fair value of each employee stock option:

	Year Ended December 31,			Period from July 13, 2005 (Inception) Through December 31, 2012
	2012	2011	2010
Expected term (in years)	5.75-6.25	5.75-6.25	5.75-6.25	5.75-6.25
Risk-free interest rate	0.6%-1.74%	1.1%-2.5%	1.6%-4.6%	0.6%-4.6%
Expected volatility	80%	79%	75%	70%-80%
Expected dividend rate	0%	0%	0%	0%

Restricted Stock Units

In March 2011, the Company granted 343,815 Restricted Stock Units, or RSUs, to employees and directors under the 2011 Plan at a grant date fair value of $3.45. The fair value of the RSUs was determined on the date of grant based on the market price of the Company’s common stock. RSUs are recognized as expense ratably over the vesting period and the Company’s RSU’s generally vest over three years as follows: 25% on the 6 month anniversary of the vesting commencement date, 25% on the 12 month anniversary of the vesting commencement date, 25% on the 24 month anniversary of the vesting commencement date and 25% on the 36 month anniversary of the vesting commencement date, so long as the RSU recipient continues to provide services to the Company. As of December 31, 2012, there were 161,096 RSUs outstanding. During 2012, 10,816 RSUs were forfeited and 78,341 common shares were issued upon settlement of vested RSUs. The expense related to RSUs during the years ended December 31, 2012, 2011, 2010 and the period from July 13, 2005 (inception) through December 31, 2012 was $315,000, $492,000, $0 and $807,000, respectively.

11. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the years ended December 31, 2012, 2011 and 2010 (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net loss	$(33,363)	$(20,101)	$(14,344)

Shares used in computing net loss per share of common stock, basic and diluted	22,124,637	17,344,727	656,650

Net loss per share of common stock, basic and diluted	$(1.51)	$(1.16)	$(21.84)

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2012	2011	2010
Convertible preferred stock	—	—	7,151,802
Stock options to purchase common stock	3,399,811	2,395,968	2,008,797
Restricted Stock Units	161,096	257,868	—
Convertible preferred stock warrants(1)	—	—	230,764
Common stock warrants	3,136,300	506,197	—

(1)	Upon execution of the IPO, the 230,764 then outstanding convertible preferred stock warrants were converted to 231,689 common stock warrants and remain outstanding as of December 31, 2012.

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accounts payable	$2,235	$1,530
Accrued compensation and employee benefits	1,613	1,302
Accrued research and development expenses	2,371	497
Professional fees	361	180
Interest Payable	119	116
Other	189	416

Total accounts payable and accrued liabilities	$6,888	$4,041

13. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a discretionary safe harbor contribution equal to 3% of the related compensation. Eligible employees are 100% vested in this safe harbor contribution regardless of whether they make salary deferrals into the 401(k) plan. Company contributions were $120,000, $107,000, $106,000, and $592,000 for the years ended December 31, 2012, 2011, 2010 and the period from July 13, 2005 (inception) through December 31, 2012, respectively.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

14. Income Taxes

The Company did not record a provision for income taxes during the years ended December 31, 2012, 2011 and 2010. Net deferred tax assets as of December 31, 2012 and 2011 consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Accruals and other	$802	$623
Research credits	2,050	1,936
Net operating loss carryforward	35,730	32,646
Section 59(e) R&D expenditures	8,572	—

Total deferred tax assets	47,154	35,205
Valuation allowance	$(47,154)	(35,205)

Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax at statutory federal rate	$(11,343)	$(6,834)	$(4,877)
State tax—net of federal benefit	(1,953)	(1,104)	(757)
Other	1,347	161	853
Change in valuation allowance	11,949	7,777	4,781

Provision (benefit) for income taxes	$—	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.9 million, $7.8 million and $4.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is $0.

As of December 31, 2012, 2011 and 2010, the Company had federal net operating loss carryforwards of $89.7 million, $82.2 million and $63.8 million, which begin to expire in 2025. As of December 31, 2012, 2011, and 2010, the Company had state net operating loss carryforwards of $89.7 million, $80.6 million and $63.7 million, which begin to expire in 2015.

As of December 31, 2012, 2011 and 2010, the Company had federal research credit carryovers of $1.3 million, $1.3 million and $1.1 million which begin to expire in 2026. As of December 31, 2012, 2011 and 2010, the Company had state research credit carryovers of $1.1 million, $0.9 million and $0.7 million, which will carryforward indefinitely.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research credits, to offset its post-change income may be limited. Based on an analysis performed by the Company as of December 31, 2012, it was determined that one ownership change has occurred since inception of the Company. This ownership change occurred in 2006 at the time of the Series A financing and, as a result of the change, $1.4 million in federal and state net operating loss carryforwards will expire unutilized. In addition, $26,000 in federal and state research and development credits will expire unutilized.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized benefit—beginning of period	$748	$603	$495
Gross decreases—prior period tax positions	(17)	—	—
Gross increases—current period tax positions	79	145	108

Unrecognized benefit—end of period	$810	$748	$603

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States and in California. The tax years 2006 through 2012 remain open in both jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

15. Unaudited Quarterly Financial Data (in thousands, except per share amounts)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2012. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$329	$224	$166	$1,675	$—	$40	$408	$624
Operating Expenses	$6,875	$7,170	$8,358	$9,704	$3,535	$4,659	$5,813	$6,417
Net loss	$(7,065)	$(7,194)	$(8,582)	$(10,522)	$(3,204)	$(4,763)	$(5,761)	$(6,373)
Net loss per share (basic and diluted)	$(0.36)	$(0.35)	$(0.38)	$(0.41)	$(0.30)	$(0.25)	$(0.30)	$(0.33)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of June 29, 2011.(7)

4.7	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, dated as of June 29, 2011.(8)

4.8	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein. (9)

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.(10)

10.2+	2006 Stock Plan, as amended.(11)

10.3+	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice under 2006 Stock Plan.(12)

10.4+	2011 Equity Incentive Plan.(13)

10.5+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.(14)

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.(15)

10.7+	2011 Employee Stock Purchase Plan.(16)

10.8	Lease Agreement, between Metropolitan Life Insurance Company and Registrant, dated January 2, 2007.(17)

10.9	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011. (18)

10.10	Loan and Security Agreement between Registrant and Pinnacle Ventures, L.L.C., as agent for the Lenders (as defined therein) and the Lenders, dated September 16, 2008.(19)

10.11	Note and Warrant Purchase Agreement between Registrant and the Purchasers defined therein, dated September 14, 2010, as amended.(20)

10.12	Loan and Security Agreement among the Registrant, Hercules Technology II, L.P. and Hercules Technology Growth Capital, dated as of June 29, 2011.(21)

10.13	Award/Contract with the U.S. Army Medical Research and Material Command, dated May 26, 2011.(22)

Exhibit Number	Description of the Document

10.15+	Amended and Restated Offer Letter between the Registrant and Larry Hamel, dated December 31, 2010.(23)

10.16+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.(24)

10.17+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.(25)

10.18+	Amended and Restated Offer Letter between the Registrant and Richard King, dated December 31, 2010.(26)

10.19+	Amended and Restated Offer Letter between the Registrant and James Welch, dated December 29, 2010.(27)

10.21+	Non-Employee Director Compensation Policy. (28)

10.22+	Summary of 2011 Cash Bonus Plan.(29)

10.23+	Summary of 2012 Cash Bonus Plan. (30)

10.24	Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein. (31)

10.25	At Market Issuance Sales Agreement, dated August 31, 2012, by and between the Registrant and MLV & Co. LLC. (32)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.

(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(9)	Incorporated herein by reference to Exhibit 4.8 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 30, 2012.
(10)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(11)	Incorporated herein by reference to Exhibit 10.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(12)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s annual report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(13)	Incorporated herein by reference to Exhibit 99.3 to the Registrant’s registration statement on Form S-8 (File No. 333-172409), as filed with the SEC on February 24, 2011.
(14)	Incorporated herein by reference to Exhibit 10.5 to the Registrant’s annual report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(15)	Incorporated herein by reference to Exhibit 10.6 to the Registrant’s annual report on Form 10-K (File No. 001-35068), as filed with the SEC on March 30, 2011.
(16)	Incorporated herein by reference to Exhibit 99.6 to the Registrant’s registration statement on Form S-8 (File No. 333-172409), as filed with the SEC on February 24, 2011.
(17)	Incorporated herein by reference to Exhibit 10.8 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(18)	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s annual report on Form 10-K (File No. 001-35068), as filed with the SEC on March 23, 2012.
(19)	Incorporated herein by reference to Exhibit 10.9 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(20)	Incorporated herein by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(21)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(22)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q (File No. 001-35068), as filed with the SEC on August 11, 2011.
(23)	Incorporated herein by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(24)	Incorporated herein by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(25)	Incorporated herein by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(26)	Incorporated herein by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(27)	Incorporated herein by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(28)	Incorporated by reference to the information under “Item 11. Executive Compensation—Director Compensation—Non-Employee Director Compensation” of this Annual Report on Form 10-K.
(29)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 16, 2011.
(30)	Incorporated by reference to the information under “Item 11. Executive Compensation—Employment Agreements and Arrangements—2012 Cash Bonus Plan” of this Annual Report on Form 10-K.
(31)	Incorporated herein by reference to Exhibit 10.23 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 30, 2012.
(32)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on August 31, 2012.
*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.