Form 10-Q
period 2013-03-31
ACELRX PHARMACEUTICALS INC
filed 2013-05-08
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

or

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

As of April 25, 2013, the number of outstanding shares of the registrant’s common stock was 37,237,319.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2013 and December 31, 2012	3

	Condensed Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012 and for the period from July 13, 2005 (inception) through March 31, 2013 (unaudited)	4

	Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period from July 13, 2005 (inception) through March 31, 2013 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “ACELRX”, “NANOTAB” and “ACCELERATE, INNOVATE, ALLEVIATE” are U.S registered trademarks owned by AcelRx Pharmaceuticals, Inc. This report also contains other trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2013 (Unaudited)	December 31, 2012(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,079	$47,932
Short-term investments	11,119	11,831
Prepaid expenses and other current assets	2,136	2,003

Total current assets	50,334	61,766
Property and equipment, net	2,396	2,485
Restricted cash	250	205
Other assets	5	64

TOTAL ASSETS	$52,985	$64,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,941	$2,235
Accrued liabilities	3,379	4,653
Long-term debt, current portion	7,663	7,443

Total current liabilities	14,983	14,331
Deferred rent	283	312
Long-term debt, net of current portion	6,542	8,530
Contingent put option liability	60	82
Warrant liability	9,194	7,418

Total liabilities	31,062	30,673

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 37,237,319 and 37,055,027 shares issued and outstanding as of March 31, 2013 and December 31, 2012	37	37
Additional paid-in capital	156,676	155,836
Deficit accumulated during the development stage	(134,789)	(122,027)
Accumulated other comprehensive income (loss)	(1)	1

Total stockholders’ equity	21,923	33,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,985	$64,520

(1)	The condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,		Period from July 13, 2005 (Inception) Through March 31,
	2013	2012	2013
Research grant revenue	$940	$329	$4,406
Operating Expenses:
Research and development	9,318	4,771	101,647
General and administrative	2,191	2,104	28,684

Total operating expenses	11,509	6,875	130,331

Loss from operations	(10,569)	(6,546)	(125,925)
Interest expense	(454)	(594)	(8,176)
Other income (expense), net	(1,739)	75	(688)

Net loss	(12,762)	(7,065)	(134,789)

Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(2)	(2)	(2)

Comprehensive loss	$(12,764)	$(7,067)	$(134,791)

Net loss per share of common stock, basic and diluted	$(0.34)	$(0.36)

Shares used in computing net loss per share of common stock, basic and diluted	37,133,358	19,607,483

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period from July 13, 2005 (Inception) Through March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,762)	$(7,065)	$(134,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141	164	2,824
Amortization of premium/discount on investments, net	29	137	604
Interest expense related to debt financing	133	164	3,607
Stock-based compensation	757	542	7,253
Revaluation of convertible preferred stock warrant liability, call option liability and put option liability	1,755	(61)	3,110
Other	—	—	33
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(83)	(1,140)	(637)
Restricted cash	(45)	—	(250)
Accounts payable	1,706	(395)	3,940
Accrued liabilities	(1,277)	(441)	1,630
Deferred rent	(26)	334	398

Net cash used in operating activities	(9,672)	(7,761)	(112,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52)	(403)	(5,266)
Purchase of investments	(8,365)	(10,440)	(120,199)
Proceeds from sale of investments	—	—	21,815
Proceeds from maturity of investments	9,045	15,190	86,709

Net cash provided by (used in) investing activities	628	4,347	(16,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in equity offerings, net of offering costs	—	—	88,105
Proceeds from the issuance of long-term debt	—	—	32,383
Payments of long-term debt	(1,893)	—	(18,769)
Proceeds from issuance of convertible promissory notes	—	—	9,000
Proceeds from issuance of common stock through equity plans	84	89	637
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	54,941

Net cash provided by (used in) financing activities	(1,809)	89	166,297

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,853)	(3,325)	37,079
CASH AND CASH EQUIVALENTS—Beginning of period	47,932	7,794	—

CASH AND CASH EQUIVALENTS—End of period	$37,079	$4,469	$37,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$335	$339	$4,869
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of convertible preferred stock warrants	$—	$—	$1,223
Beneficial conversion features related to convertible notes	$—	$—	$1,699
Issuance of call option related to convertible note	$—	$—	$476
Conversion of convertible promissory notes into common stock	$—	$—	$8,137
Issuance of common stock upon cashless exercise of warrants	$—	$—	$536
Reclassification of warrant liability and call option liability to equity	$—	$—	$906
Issuance of warrants for common stock	$—	$—	$6,795
Contingent put option liability	$—	$—	$232

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through March 31, 2013. In addition, the Company had an accumulated deficit of $134.8 million and $122.0 million as of March 31, 2013 and December 31, 2012. Through March 31, 2013, the Company has relied primarily on the proceeds from equity offerings and loan proceeds to finance its operations. Management believes that the Company’s current cash, cash equivalents and investments will be sufficient to fund the Company’s current operations into the third quarter of 2014. The Company will need to raise additional funding or otherwise enter into collaborations to fund future operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities to reduce costs. Doing so may affect the Company’s ability to operate effectively. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements as of December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which include a broader discussion of the Company’s business and the risks inherent therein.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Management evaluates its estimates on an ongoing basis including critical accounting policies. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Newly Adopted Accounting Pronouncements

In February 2013, Accounting Standards Codification Topic 220, Comprehensive Income was amended to require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Accordingly, a company can present this information on the face of the financial statements, if certain requirements are met, or the information must be presented in the notes to the financial statements. The Company adopted this guidance as of January 1, 2013 on a retrospective basis and this adoption did not have a material effect on the Company’s condensed consolidated financial statements.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$32,893	$—	$—	$32,893
Money market funds	2,045	—	—	2,045
U.S. government agency securities	2,141	—	—	2,141

Total cash and cash equivalents	37,079	—	—	37,079
Marketable securities:
U.S. government agency securities	11,121	—	(2)	$11,119

Total marketable securities	11,121	—	(2)	$11,119

Total cash, cash equivalents and investments	$48,200	$—	$(2)	$48,198

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,440	$—	$—	$44,440
Money market funds	2,086	—	—	2,086
U.S. government agency securities	1,406	—	—	1,406

Total cash and cash equivalents	47,932	—	—	$47,932
Marketable securities:
U.S. government agency securities	11,830	1	—	11,831

Total marketable securities	11,830	1	—	$11,831

Total cash, cash equivalents and investments	$59,762	$1	$—	$59,763

As of March 31, 2013 and December 31, 2012, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at March 31, 2013 or December 31, 2012. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of March 31, 2013 and December 31, 2012, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which was classified as a Level III liability. The value of this liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of March 31, 2013 and December 31, 2012, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the PIPE warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2013
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,045	$2,045	$—	$—
U.S. government agency obligations	13,260	—	13,260	—

Total assets measured at fair value	$15,305	$2,045	$13,260	$—

Liabilities
PIPE warrant	$9,194	—	—	$9,194
Contingent put option liability	60	—	—	60

Total liabilities measured at fair value	$9,254	$—	$—	$9,254

	As of December 31, 2012
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,086	$2,086	$—	$—
U.S. government agency obligations	13,237	—	13,237	—

Total assets measured at fair value	$15,323	$2,086	$13,237	$—

Liabilities
PIPE warrant	$7,418	—	—	$7,418
Contingent put option liability	$82	—	—	$82

Total liabilities measured at fair value	$7,500	$—	$—	$7,500

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of March 31, 2013:

Risk-free interest rate	0.77%
Expected volatility	76.0%
Expected life (in years)	4.7
Expected dividend yield	0.0%

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2012:

Risk-free interest rate	0.72%
Expected volatility	78.0%
Expected life (in years)	4.9
Expected dividend yield	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2013 and March 31, 2012 (in thousands):

Three Months Ended March 31, 2013
Fair value—beginning of period	$7,500
Change in fair value of Level III liabilities	1,754

Fair value—end of period	$9,254

Three Months Ended March 31, 2012
Fair value—beginning of period	$232
Change in fair value of Level III liabilities	(61)

Fair value—end of period	$171

3. Research Grant Agreement

In May 2011, AcelRx entered into an award contract with the US Army Medical Research and Materiel Command, or USAMRMC, in which the USAMRMC granted $5.6 million to the Company in order to support the development of a new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC agreed to reimburse the Company for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research. The original term of the grant was through August 31, 2012; however, due to a longer than expected administrative review process by the USAMRMC, AcelRx has received no-cost extensions of the grant, whereby the term has been extended to January 31, 2014.

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $940,000 and $329,000 for the three months ended March 31, 2013 and 2012, respectively.

4. Long-Term Debt

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.2 million. This option is considered a contingent put option liability as the holder of the loan may exercise the option in the event of default and, is considered an embedded derivative which must be valued and separately accounted for in the Company’s financial statements. As of March 31, 2013 and December 31, 2012, the estimated fair value of the contingent put option liability was $60,000 and $82,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statement of operations.

In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 5 “Warrants,” for further description.

As of March 31, 2013, the Company had outstanding borrowings under the Hercules loan and security agreement of $14.2 million, net of debt discounts of $0.4 million. Amortization of the debt discounts, which were recorded as Interest Expense, was $108,000 and $134,000 for the three months ended March 31, 2013 and 2012, respectively. As of December 31, 2012, the Company had outstanding borrowings under the Hercules loan and security agreement of $16.0 million, net of debt discounts of $0.5 million.

5. Warrants

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of March 31, 2013, the fair value of the PIPE warrants was estimated to be $9.2 million. As of December 31, 2012, the fair value of the PIPE warrants was estimated to be $7.4 million. The change in fair value for the three months ended March 31, 2013, which was recorded as other expense, was $1.8 million.

As of March 31, 2013, PIPE warrants to purchase 2,630,103 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

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

As of March 31, 2013, warrants to purchase 274,508 shares of common stock issued to Hercules had not been exercised and were outstanding.

Series B and Series C Warrants

In September 2008, the Company entered into a $12.0 million loan and security agreement with Pinnacle Ventures. In connection with the Company’s IPO in February 2011, the warrants issued in connection with the loan and security agreement were automatically converted into warrants to purchase 228,264 shares of common stock with an exercise price of $3.94 per share. During the quarter ended March 31, 2013, warrants to purchase 228,264 shares, were net exercised by Pinnacle Ventures for 58,580 shares of common stock.

6. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

			Period from July 13,
	Three Months Ended		2005 (Inception)
	March 31,		Through March 31, 2013
	2013	2012
Expenses:
Research and development	$355	$251	$3,732
General and administrative	402	291	3,521

Total stock-based compensation expense	$757	$542	$7,253

As of March 31, 2013 there were 531,623 shares available for grant, 5,077,513 options outstanding and 65,765 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan.

7. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2013 and 2012 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Net loss	$(12,762)	$(7,065)

Shares used in computing net loss per share of common stock, basic and diluted	37,133,358	19,607,483

Net loss per share of common stock, basic and diluted	$(0.34)	$(0.36)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	March 31,
	2013	2012
Stock options to purchase common stock	5,077,513	3,285,942
Restricted stock units	65,765	171,912
Common stock warrants	2,908,036	506,197

8. Manufacturing Agreement

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

The Company also entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement, with Patheon. Under the terms of the Capital Agreement, the Company has the option to make certain future modifications to Patheon’s Cincinnati facility, the aggregate cost of which is expected to be less than $3.5 million and which would be the responsibility of the Company. If additional equipment and facility modifications are required to meet the Company’s Product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Capital Agreement also requires that the Company make payments in 2013 totaling $480,000 to Patheon to partially offset taxes incurred and paid by Patheon in connection with facility modifications already completed by Patheon. The Company can seek reimbursement from Patheon for this payment if it receives approval from the U.S. Food and Drug Administration for ARX-01. The Capital Agreement further requires that the Company pay a maximum “overhead fee” of $200,000 annually during the term of the Services Agreement, which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Services Agreement and the pre-existing development agreements.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

NanoTab System Phase 3 Clinical Program

Summary

Our Phase 3 program for the NanoTab System consists of three Phase 3 clinical trials. We have reported top-line results from two of these three clinical trials and expect to report top-line data from the final planned Phase 3 trial in the second quarter of 2013. Prior to our Phase 3 program, we completed three successful Phase 2 clinical trials of sufentanil NanoTabs in the post-operative setting. These Phase 2 clinical trials demonstrated analgesic efficacy, a low adverse event profile and excellent device functionality. During our End of Phase 2 meeting with the FDA, the FDA stated that the demonstration of efficacy versus placebo in two Phase 3 clinical trials, with a total safety database of at least 600 patients exposed to sufentanil, should suffice to support a new drug application, or NDA. We have designed our Phase 3 clinical trials based on the feedback from the FDA.

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

Top-line primary endpoint results of this Phase 3 clinical trial demonstrate that:

•

the NanoTab System was non-inferior (p<0.001) to IV PCA morphine for the primary endpoint of Patient Global Assessment, or PGA, comparison over the 48-hour study period as determined by the combined percentage of patients with PGA ratings of “good” or “excellent” (78.5% vs. 65.6%, respectively).

•

a secondary comparison of the primary endpoint, specifically a statistical analysis of superiority demonstrated that the NanoTab System was statistically superior to IV PCA morphine for the PGA endpoint (p=0.007). Statistically superior PGA was also seen at the 24 hour and 72 hour timepoints.

Additional study results showed the NanoTab System demonstrated a significantly faster onset of pain relief and reduction in pain intensity compared to IV PCA morphine that separated at 45 minutes and achieved statistical significance at 1, 2 and 4 hours (p<0.01). Furthermore, there were statistically fewer patients in the NanoTab Systems group that experienced oxygen desaturation to a level less than 95% compared to the IV PCA morphine group (p=0.028).

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

Double-blind, placebo-controlled, abdominal surgery trial (IAP 310)

In March 2013, we reported top-line data results demonstrating that the NanoTab System met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of the NanoTab System to placebo in the management of acute post-operative pain after major open abdominal surgery. Adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 178 adult patients at 13 U.S. sites.

The primary endpoint evaluated pain intensity over the 48-hour study period compared to baseline, or Summed Pain Intensity Difference (SPID-48), in patients following major open abdominal surgery. Patients receiving sufentanil NanoTabs demonstrated a significantly greater SPID-48 (pain reduction) compared to placebo-treated patients during the study period (105.6 and 55.6, respectively; p=0.001).

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

Double-blind, placebo-controlled, orthopedic surgery trial (IAP 311)

In August 2012, we initiated a Phase 3 clinical trial with the NanoTab System in a double-blind, placebo-controlled trial for a minimum of 48 hours and up to 72 hours in patients who are undergoing a total hip or knee replacement. The objective is to compare the efficacy and safety of the Sufentanil NanoTab PCA System to placebo in the management of acute post-operative pain after major orthopedic surgery. Approximately 420 patients were randomly assigned to treatment with sufentanil or placebo. The primary endpoint is the sum of pain intensity difference to baseline (SPID) over 48 hours. Dosing of the final subject in this trial occurred in the first week of April 2013, and we expect to receive top-line data from this trial later in the second quarter of 2013. Key secondary endpoints include an assessment of different imputation strategies for the use of rescue opioids, pain intensity and relief scores and patient and healthcare professional Global Assessments and Ease of Care questionnaires.

ARX-04- Sufentanil Single Dose NanoTab

Summary

We are also developing a Sufentanil Single-Dose NanoTab, or ARX-04, for the treatment of moderate-to-severe acute pain on the battlefield, in the emergency room or in ambulatory care facilities. In May 2011, we announced that the U.S. Army Medical Research and Materiel Command, or USAMRMC, awarded us a $5.6 million grant to support Phase 2 development and Phase 3 readiness of ARX-04 for the treatment of moderate-to-severe acute pain. The term of the grant ends on January 31, 2014.

Phase 2 Clinical Trial

In November 2012, we initiated a Phase 2 placebo-controlled, dose-finding trial, in which 101 patients were randomized following bunionectomy surgery in a 2:2:1 ratio to 30 mcg sufentanil, 20 mcg sufentanil or placebo treatment arms. In April 2013, we reported that the trial successfully met its primary endpoint. The primary endpoint evaluated pain intensity over the 12-hour study period compared to baseline, or Summed Pain Intensity Difference (SPID-12), in patients following bunionectomy surgery. Patients receiving 30 mcg sufentanil NanoTabs, which were administered by a healthcare professional, no more frequently than once per hour, had significantly greater pain reduction as measured by SPID-12 than placebo-treated patients (p=0.003). The 20 mcg sufentanil-treated patients did not achieve SPID-12 scores that differentiated from placebo, thus confirming that 30 mcg is the minimally effective dose when ARX-04 is dosed no more frequently than once per hour. Adverse events reported in the study were generally mild-to-moderate in nature, with two serious adverse events of post-surgical infection reported, both of which were determined by the investigator to be unrelated to study drug. In addition, two patients dropped out of the study due to adverse events, one patient’s discontinuation considered unrelated to study drug and the other considered probably related to study drug, both in the 30 mcg-treated group. AcelRx will present these top-line data to USAMRMC, and intends to hold an End of Phase 2 meeting with the FDA to define the Phase 3 program for ARX-04. The remainder of the period under the grant, which ends on January 31, 2014, will be focused primarily on package development for ARX-04 and other Phase 3 readiness activities.

ARX-02 and ARX-03

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

Our net loss for the three months ended March 31, 2013 was $12.8 million. In addition, our net losses were $33.4 million and $20.1 million during the years ended December 31, 2012 and 2011, respectively. As of March 31, 2013, we had an accumulated deficit of $134.8 million. As of March 31, 2013, we had cash, cash equivalents and investments totaling $48.2 million compared to $59.8 million as of December 31, 2012.

To date, we have funded our operations primarily through the sale of equity securities and the issuance of debt instruments. In December 2012, we completed an underwritten public offering, pursuant to which we sold 14,375,000 shares of our common stock at a public offering price of $3.31 per share for an aggregate offering price of $47.6 million. As a result of the offering, we received net proceeds of $44.1 million, after underwriting discounts, commissions and offering expenses totaling $3.5 million. In June 2012, we completed a private placement of our common stock, in which we issued an aggregate of 2,922,337 shares of common stock and warrants to purchase up to 2,630,103 shares of common stock, for net proceeds of $9.1 million, after deducting costs related to the offering of $0.9 million. In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The interest rate is 8.50%, with the initial 12 months of the facility requiring interest only payments. The notes issued pursuant to the loan and security agreement mature on December 1, 2014. According to the terms of the Hercules agreement, beginning on July 1, 2012, we began repaying Hercules principal, with equal monthly payments of $742,000, consisting of both principal and interest payments, to continue until the maturity date of the loan. As of March 31, 2013, we had a debt balance of $14.2 million.

Since our inception in July 2005, we have not generated any revenue from the sale of our products and do not anticipate generating any product revenues for the foreseeable future, if at all. We have recognized revenue associated with our grant from the USAMRMC of $4.4 million since inception of the grant, but continued funding from the USAMRMC is contingent upon their review and approval of our continued research and development activities associated with the grant. In addition, there can be no assurance that we will receive other research-related grant awards or produce other collaborative agreement revenues in the future.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2013 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2013 and 2012

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

Revenue was $0.9 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively, and was generated from our grant with the USAMRMC. From inception of the grant through March 31, 2013, we have generated revenue of $4.4 million. We expect the remaining $1.2 million of the USAMRMC grant to be earned by January 31, 2014, the termination date of the grant.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses in 2013 and 2012 have been for research and development activities related to ARX-01. Research and development expenses included the following:

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We anticipate that research and development expenses for the remaining quarters of 2013 will be substantially lower than the first quarter of 2013 due to lower clinical development expenses associated with our NanoTab System and ARX-04 programs, partially offset by higher expenses associated with preparatory activities to submit an NDA to the FDA and activities associated with preparing for the potential commercialization of the NanoTab System. Total operating expenses for 2013 are anticipated to be modestly higher than they were in 2012.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
ARX-01 (NanoTab System)	$6,378	$3,023
ARX-04	895	169
Overhead	2,045	1,579

Total research and development expenses	$9,318	$4,771

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

Total research and development expenses for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Research and development expenses	$9,318	$4,771	$4,547	95%

The $4.5 million increase during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to an increase of $3.4 million related to Phase 3 clinical trial development for our NanoTab System program. In addition, there was an increase of $0.7 million related to our ARX-04 development program, and an increase in personnel related expenses, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration and finance and business development activities. Other significant expenses included legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses to increase in connection with operating as a public company and as we continue to build our corporate infrastructure in support of our product candidates in development and in preparation for potential commercialization of the NanoTab System.

Total general and administrative expenses for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
General and administrative expenses	$2,191	$2,104	$87	4%

General and administrative expenses were relatively consistent over the comparative periods.

Interest Expense

Total interest expense for the three months ended March 31, 2013 and March 31, 2012 was as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2013	2012	(Decrease)	(Decrease)
Interest expense	$454	$594	$(140)	(24)%

Interest expense for both periods pertains to interest on our loan and security agreement with Hercules, which expires in December 2014. Effective July 2012, we began paying down the outstanding balance in equal monthly payments of $742,000, which consist of principal and interest. The $0.1 million decrease during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was due to a lower average debt balance during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Other Income (Expense), net

Other income (expense), net during the periods noted below consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012, and our contingent put option liability associated with the loan and security agreement with Hercules. The account also reflects interest earned on our cash and investments balances.

Total other income (expense), net for the three months ended March 31, 2013 and March 31, 2012 was as follows (in thousands):

	Three Months Ended March 31,		Increase/
	2013	2012	(Decrease)
Other income (expense), net	$(1,739)	$75	$(1,814)

The $1.8 million decrease in other income (expense) during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily attributable to the increase in the estimated fair value of our PIPE warrants. The warrants are remeasured at the end of each reporting period utilizing the Black-Scholes option-pricing model, and the increase was primarily driven by a higher share price of AcelRx common stock on March 31, 2013, compared to the share price on December 31, 2012. The income during the three months ended March 31, 2012 primarily reflected the change in fair value of the contingent put option liability associated with the loan and security agreement with Hercules.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception, and we expect to continue to incur significant losses and negative cash flows for the foreseeable future. We have funded our operations primarily through the issuance of equity securities and debt financings. From inception through March 31, 2013, we have received net proceeds of $54.9 million from the sale of convertible preferred stock, $88.1 million from the sale of common stock and $41.4 million from our debt arrangements.

As of March 31, 2013, we had cash, cash equivalents and investments totaling $48.2 million compared to $59.8 million as of December 31, 2012. The decrease was primarily attributable to capital required to fund our continuing operations, including advancement of our lead product candidate, the NanoTab System, through Phase 3 clinical trials. Our most significant use of capital pertains to salaries and benefits for our employees and clinical trial expenses related to our development programs.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, money market funds and time deposits. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(9,672)	$(7,761)
Net cash provided by investing activities	628	4,347
Net cash provided by (used in) financing activities	(1,809)	89

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates. Our cash used for operating activities also reflected changes in our working capital and adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, interest expense related to our debt financings and the revaluation of our PIPE warrant liability. Cash used in operating activities of $9.7 million during the three months ended March 31, 2013 reflected a net loss of $12.8 million, partially offset by aggregate non-cash charges of $2.8 million and a net change of $0.3 million in our net operating assets and liabilities. Non-cash charges primarily included $1.8 million for the change in fair value of our PIPE warrant and $0.8 million for stock-based compensation. The net change in our operating assets and liabilities was primarily a result of an increase in accounts payable of $1.7 million and a decrease in accrued liabilities of $1.3 primarily related to our Phase 3 clinical trials for ARX-01.

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

During the three months ended March 31, 2013, cash provided by investing activities of $0.6 million was primarily as a result of $9.0 million in proceeds from the maturity of investments, partially offset by $8.4 million for purchases of investments.

During the three months ended March 31, 2012, cash provided by investing activities of $4.3 million was primarily as a result of $15.2 million in proceeds from the maturity of investments, partially offset by $10.4 million for purchases of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of March 31, 2013, we had outstanding debt of $14.2 million.

During the three months ended March 31, 2013, cash used in financing activities of $1.8 million was primarily due to payments on our loan and security agreement with Hercules.

During the three months ended March 31, 2012, cash provided by financing activities of $0.1 million was a result of purchases made under our 2011 Employee Stock Purchase Plan.

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

Off-Balance Sheet Arrangements

Through March 31, 2013, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, the Sufentanil NanoTab PCA System, or the NanoTab System or ARX-01. We have three additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, the Sufentanil/Triazolam NanoTab, or ARX-03, and Sufentanil Single-Dose Acute Pain NanoTab, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005 and as of March 31, 2013 we had an accumulated deficit of $134.8 million.

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

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. Other than the revenue received from the U.S. Army Medical Research and Materiel Command, or USAMRMC, for research and development reimbursement under the terms of the grant for ARX-04 we received from the USAMRMC, we do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing the clinical development of the NanoTab System, initially for the treatment of post-operative pain in the hospital setting;

•	obtaining regulatory approval for the NanoTab System, which will require additional funding;

•

launching and commercializing the NanoTab System, including building or contracting out, a hospital-directed sales force in the U.S. and collaborating with third parties internationally, which will require additional funding; and

•

completing the clinical development of, obtaining regulatory approval for, and launching and commercializing ARX-02, ARX-03 and ARX-04, which will require additional funding or corporate partnership resources.

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

We will require substantial additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, particularly the completion of our Phase 3 clinical trials, preparation for potential commercialization of the NanoTab System and future advancement of other product candidates. As of March 31, 2013, we had working capital of $35.4 million.

We believe that our current cash, cash equivalents and investment balances will be sufficient to fund our current operations into the third quarter of 2014. We may be able to extend this time period to the extent that we can access additional capital through equity offerings, including our Sales Agreement with MLV. However, we will need to raise substantial additional funds to support our future operations, and such funding may not be available to us on acceptable terms, or at all. Additionally, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we believe that our existing cash resources are adequate to complete our ongoing NanoTab System Phase 3 clinical trials, to submit our planned New Drug Application, or NDA, to the FDA for the NanoTab System, and to begin preparation for commercialization and manufacturing of the NanoTab System in the United States. However, our clinical trials may encounter technical or other difficulties that could increase our development costs more than we expected. Even if we are able to submit an NDA, the FDA could require us to complete further studies, which would require additional capital before we receive our regulatory approval, if at all. In any event, we will require substantial additional capital to obtain regulatory approval for, and to commercialize, our product candidates, including the NanoTab

System. Raising funds in the current economic environment, when the capital markets have been affected by the global recession, may present additional challenges. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our product candidates. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under our Sales Agreement with MLV, which would result in dilution to all of our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The interest rate is 8.50%, with the initial 12 months of the facility requiring interest only payments. The notes issued pursuant to the loan and security agreement mature on December 1, 2014. According to the terms of the Hercules agreement, beginning on July 1, 2012, we began repaying Hercules principal, with equal monthly payments of $742,000, consisting of both principal and interest payments, until the maturity date of the loan in December, 2014. As of March 31, 2013, our outstanding debt balance related to the Hercules agreement was $14.2 million. We granted Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property, where the security interest is limited to proceeds of intellectual property.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of our NanoTab System, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize the NanoTab System for the treatment of acute post-operative pain. Our Phase 3 program consists of three Phase 3 NanoTab System clinical trials. We have reported positive top-line data from two of these trials and expect to report top-line data from the third trial in the second quarter of 2013.

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

We depend substantially on the successful completion of Phase 3 clinical trials for our product candidates. The positive clinical results obtained to date for our product candidates may not be repeated in the future.*

In March 2013, we announced positive top-line data from our double-blind, placebo-controlled, Phase 3 trial for the NanoTab System in patients following abdominal surgery. In addition, in November 2012, we announced positive top-line data from our active comparator NanoTab System Phase 3 clinical trial. Subsequent analyses of clinical trial data may lead to different, including less favorable, interpretations of the results than the analyses conducted to date or may identify important implications of the trial that are not currently known, or be subject to differing interpretations by the regulatory agencies. In addition, we completed enrollment of our remaining NanoTab System Phase 3 clinical trial in April 2013, and we expect to report top-line results during the second quarter of 2013. There is no guarantee that the results of the remaining Phase 3 clinical trial will be positive, and the positive results to date from our Phase 3 clinical trials are not an indication or guarantee that the remaining Phase 3 clinical trial results will be positive.

Our product candidates are subject to the risks of failure inherent in pharmaceutical and medical device development. Before obtaining regulatory approval for the commercial sale of any product candidate, we must successfully complete all required Phase 3 clinical trials. Negative or inconclusive results of a Phase 3 clinical trial could cause the FDA to require that we repeat it or conduct additional clinical trials. Even if we believe that the data from required Phase 3 clinical trials is positive, the FDA could analyze our data using alternative imputation strategies and determine that any trial was negative or inconclusive. Furthermore, while we have completed multiple Phase 2 clinical trials for the NanoTab System, ARX-02, ARX-03 and ARX-04 and have obtained positive safety and efficacy results for our sufentanil-based product candidates during our prior clinical trials, we cannot be certain that these results will be duplicated when our product candidates are tested in a larger number of patients in our Phase 3 clinical trials, including in our ongoing Phase 3 clinical trial of the NanoTab System.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed enrollment of our planned trials for the NanoTab System and ARX-04, and have no additional trials currently planned, potential future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

If our clinical trials are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize and commence sales of our product candidates could be materially harmed, which could have a material adverse effect on our business.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. In our Phase 3 active comparator NanoTab System clinical trial, 7.9% of NanoTab System treated patients dropped out of the trial prematurely due to an adverse event, and we observed one serious adverse event, or SAE, that was assessed as possibly or probably related to the NanoTab System. In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial, adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. In addition, one patient in the trial, who was in the sufentanil group, experienced a serious adverse event, which was determined to be unrelated to the study drug. Phase 2 clinical trials conducted by us with our NanoTab System, ARX-02, ARX-03 and ARX-04 product candidates have generated some AEs, but no SAEs, related to the trial drug.

The analysis of the data set from our remaining Phase 3 NanoTab System trial, when available, could result in identification of additional AEs or SAEs, related to the trial drug. Additional SAEs related to the trial drug observed in any of our clinical trials may adversely impact our ability to obtain regulatory approval for our product candidates.

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

Historically, we have manufactured the majority of our NanoTab supplies at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. The new facility has been qualified; however, we have not yet produced commercial supplies out of this facility and we may encounter difficulties in production at the new facility, which may adversely affect our clinical and commercial plans. In addition, regulatory agencies may require that a bioequivalence study be conducted, which is designed to ensure that the Phase 3 drug lots made at Patheon, Toronto are equivalent to one of the registration drug lots made at Patheon, Cincinnati. There is risk that this bioequivalence study could fail the FDA’s bioequivalence requirements which would adversely affect our clinical and commercial plans.

Our designs for the PCA device components of our NanoTab System for Phase 3 clinical trials may not be fully functional or commercially viable.*

The NanoTab System device we are using in Phase 3 clinical trials and plan to use commercially, or the Phase 3 device, has more features than the device used in Phase 2, including additional software. We have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, which have informed the design of the Phase 3 device and we plan to conduct additional Human Factors studies prior to submitting the planned NDA for the NanoTab System. However, we cannot predict if the Phase 3 device will be fully functional or acceptable throughout all Phase 3 clinical trials or for commercial use. If we need to modify the Phase 3 device, we may incur higher costs and experience delay in regulatory approval and commercialization of the NanoTab System. Furthermore, if the changes to the device are substantial, we may need to conduct further clinical trials in order to have the commercial device approved by the FDA.

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

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.*

We have selected and executed agreements with CROs to conduct our three Phase 3 clinical trials for the NanoTab System and for the Phase 2 clinical trial for ARX-04. We rely on these CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for the NanoTab System and our other product candidates, as well as the execution of nonclinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that our Phase 3 clinical trials do not comply with cGCPs. In addition, our Phase 3 clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of the NanoTab System. Accordingly, if our CROs fail to comply with these regulations, we may be required to repeat the Phase 3 clinical trials, which would delay the regulatory approval process.

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

Pre-Phase 3 development of ARX-04 is dependent on funding from our government grant with the USAMRMC.*

In May 2011, we received a grant from the USAMRMC, effective June 1, 2011, in which the USAMRMC granted $5.6 million to us in order to support the development of ARX-04. Under the terms of the grant, the USAMRMC will reimburse us for development, manufacturing and clinical costs necessary to prepare for and complete the Phase 2 dose-finding trial for the treatment of moderate-to-severe acute pain as well as Phase 3 readiness activities. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research.

Pre-Phase 3 development of ARX-04 is dependent on the continued performance by the USAMRMC of its responsibilities under this agreement, including adequate continued funding of USAMRMC programs. We have no control over the resources and funding that USAMRMC may devote to this or future agreements, which may be subject to annual renewal and which generally may be terminated by USAMRMC at any time. USAMRMC may fail to perform their responsibilities under the agreement, which may result in the termination of the agreement. In addition, we may fail to perform our responsibilities under the agreement, which may also lead to the termination of this agreement. Our government agreement is subject to audits, which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position. As a result, we may be unsuccessful in entering, or ineligible to enter, into future government agreements.

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

We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our strategy for the NanoTab System, our lead product candidate, is to develop a hospital-directed sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payors in the United States. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales will be adversely affected.

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

We have not yet produced commercial supplies and we may encounter difficulties in production, which may adversely affect our clinical and commercial plans.*

A substantial portion of our clinical trial manufacturing to date has been completed at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. The new facility has been qualified; however, we have not yet produced commercial supplies out of this facility and we may encounter difficulties in production at the new facility, or otherwise, which may adversely affect our clinical and commercial plans.

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon Pharmaceuticals, Inc, or Patheon, for use with the NanoTab System. Under the terms of the Services Agreement, Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to the NanoTab System for sale in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. There is no guarantee, however, that Patheon’s services will be satisfactory or that they will continue to meet the strict regulatory guidelines of the FDA or other regulatory agencies. In addition, in January 2013, we entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement, with Patheon, relating to the manufacture of Sufentanil NanoTabs. Under the terms of the Capital Agreement, we have planned certain future modifications to Patheon’s Cincinnati facility, the aggregate cost of which is expected to be less than $3.5 million to support demand in the U.S. If equipment manufacture or modifications do not meet expected deadlines, the timing for our planned NDA submission for the NanoTab System may be delayed.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2013, we had 25 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize the NanoTab System and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of March 31, 2013, we are the owner of record of one issued European patent, including national validation in ten countries, which expires in 2027, one issued European patent, including national validation in ten countries, which expires in 2029, one Mexican patent which expires in 2029, one Japanese patent, which expires in 2027, one New Zealand patent, which expires in 2029, five issued U.S. patents which provide coverage through at least 2027, and one issued U.S. patent which provides coverage through at least 2030. In addition, we are pursuing 15 U.S. non-provisional patent applications, and 58 foreign national applications, including six European Regional Phase applications directed to our product candidates. One of our issued U.S. patents, Patent Number 8,357,114, covers key features of our ARX-01 PCA device, but we have not yet obtained any issued patents that provide protection for key features of our ARX-02, ARX-03 and ARX-04 SDAs independent of the drug composition used in them. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. The pharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, that became effective March 16, 2013. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Our common stock is thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.*

To date, we have a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the first quarter of 2013 was approximately 275,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices or at all, which may result in substantial losses to our stockholders.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.*

Our executive officers and directors, together with the stockholders with whom our executive officers and directors are affiliated or associated, beneficially owned approximately 52% of our outstanding voting stock as of March 31, 2013. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of March 31, 2013, we had 37,237,319 shares of common stock outstanding, all of which is eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2013, the Company issued 58,580 shares of common stock to Pinnacle Ventures L.L.C. These shares were issued upon a net exercise of the warrant to purchase 228,264 shares of common stock that was issued in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The shares were issued pursuant to a “cashless” exercise of warrants and the Company received no proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

4.7	Warrant to Purchase Stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2011.(8)

10.1#	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.

10.2#	Amended and Restated Capital Expenditure and Equipment Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.

10.3+	Non-Employee Director Compensation Policy.(9)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.

(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(9)

Incorporated by reference to the information under “Item 11. Executive Compensation—Director Compensation—Non-Employee Director Compensation” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35068), as filed with the SEC on March 12, 2013.

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

Date: May 8, 2013	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ James H. Welch
James H. Welch
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

4.7	Warrant to Purchase Stock issued to Hercules Technology Growth Capital, Inc., dated as of June 29, 2011.(8)

10.1#	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.

10.2#	Amended and Restated Capital Expenditure and Equipment Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.

10.3+	Non-Employee Director Compensation Policy.(9)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.

(8)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(9)

Incorporated by reference to the information under “Item 11. Executive Compensation—Director Compensation—Non-Employee Director Compensation” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-35068), as filed with the SEC on March 12, 2013.

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