Form 10-Q
period 2013-06-30
ACELRX PHARMACEUTICALS INC
filed 2013-08-12
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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

As of July 30, 2013, the number of outstanding shares of the registrant’s common stock was 42,119,884.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2013 and December 31, 2012	3

	Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012 and for the period from July 13, 2005 (inception) through June 30, 2013 (unaudited)	4

	Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period from July 13, 2005 (inception) through June 30, 2013 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “ACELRX”, “NANOTAB” and “ACCELERATE, INNOVATE, ALLEVIATE” are U.S registered trademarks owned by AcelRx Pharmaceuticals, Inc. Other trademarks of AcelRx Pharmaceuticals, Inc. appearing in this report, including ZALVISO, are the property of AcelRx Pharmaceuticals, Inc. This report also contains other trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2013 (Unaudited)	December 31, 2012(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,919	$47,932
Investments, current	11,955	11,831
Prepaid expenses and other current assets	1,352	2,003

Total current assets	35,226	61,766
Investments, non-current	2,970	—
Property and equipment, net	2,349	2,485
Restricted cash	250	205
Other assets	2	64

TOTAL ASSETS	$40,797	$64,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,298	$2,235
Accrued liabilities	2,928	4,653
Long-term debt, current portion	7,895	7,443

Total current liabilities	12,121	14,331
Deferred rent	251	312
Long-term debt, net of current portion	4,495	8,530
Contingent put option liability	39	82
Warrant liability	17,850	7,418

Total liabilities	34,756	30,673

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 37,437,011 and 37,055,027 shares issued and outstanding as of June 30, 2013 and December 31, 2012	37	37
Additional paid-in capital	158,241	155,836
Deficit accumulated during the development stage	(152,236)	(122,027)
Accumulated other comprehensive income (loss)	(1)	1

Total stockholders’ equity	6,041	33,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,797	$64,520

(1)	The condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 13, 2005 (Inception) Through June 30,
	2013	2012	2013	2012	2013
Research grant revenue	$407	$224	$1,347	$553	$4,813
Operating expenses:
Research and development	6,108	5,394	15,426	10,165	107,755
General and administrative	2,070	1,776	4,261	3,880	30,754

Total operating expenses	8,178	7,170	19,687	14,045	138,509

Loss from operations	(7,771)	(6,946)	(18,340)	(13,492)	(133,696)
Interest expense	(403)	(598)	(857)	(1,192)	(8,579)
Interest income and other income (expense), net	(9,273)	350	(11,012)	425	(9,961)

Net loss	(17,447)	(7,194)	(30,209)	(14,259)	(152,236)

Other comprehensive loss:
Unrealized gains (losses) on available for sale securities	—	(1)	(2)	(3)	(1)

Comprehensive loss	$(17,447)	$(7,195)	$(30,211)	$(14,262)	$(152,237)

Net loss per share of common stock, basic and diluted	$(0.47)	$(0.35)	$(0.81)	$(0.71)

Shares used to compute basic and diluted net loss per share of common stock	37,262,754	20,627,244	37,198,413	20,114,608

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,		Period from July 13, 2005 (Inception) Through June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,209)	$(14,259)	$(152,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	336	2,971
Amortization of premium/discount on investments, net	81	244	656
Interest expense related to debt financing	253	333	3,727
Stock-based compensation	1,559	1,071	8,055
Revaluation of convertible preferred stock warrant, PIPE warrant, call option and put option liabilities	11,003	(437)	12,358
Other	—	38	33
Changes in operating assets and liabilities:
Prepaid expenses and other assets	697	628	143
Restricted cash	(45)	—	(250)
Accounts payable	(937)	(334)	1,297
Accrued liabilities	(1,731)	(131)	1,176
Deferred rent	(55)	411	369

Net cash used in operating activities	(19,096)	(12,100)	(121,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(153)	(685)	(5,367)
Purchase of investments	(18,022)	(20,082)	(129,856)
Proceeds from sale of investments	—	—	21,815
Proceeds from maturity of investments	14,845	23,435	92,509

Net cash provided by (used in) investing activities	(3,330)	2,668	(20,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in equity offerings, net of offering costs	—	9,072	88,105
Proceeds from the issuance of long-term debt	—	—	32,383
Payments of long-term debt	(3,820)	—	(20,696)
Proceeds from issuance of convertible promissory notes	—	—	9,000
Proceeds from issuance of common stock through equity plans	233	108	786
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	54,941

Net cash provided by (used in) financing activities	(3,587)	9,180	164,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,013)	(252)	21,919
CASH AND CASH EQUIVALENTS—Beginning of period	47,932	7,794	—

CASH AND CASH EQUIVALENTS—End of period	$21,919	$7,542	$21,919

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through June 30, 2013. In addition, the Company had an accumulated deficit of $152.2 million and $122.0 million as of June 30, 2013 and December 31, 2012. Through June 30, 2013, the Company has relied primarily on the proceeds from equity offerings and loan proceeds to finance its operations. Management believes that the Company’s current cash, cash equivalents and investments, including the net proceeds raised in the underwritten public offering completed in July 2013, will be sufficient to fund the Company’s current operations through at least 2014. The Company will need to raise additional funding or otherwise enter into collaborations to fund future operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities to reduce costs. Doing so may affect the Company’s ability to operate effectively. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements as of December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which include a broader discussion of the Company’s business and the risks inherent therein.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$21,567	$—	$—	$21,567
Money market funds	51	—	—	51
U.S. government agency securities	301	—	—	301

Total cash and cash equivalents	21,919	—	—	21,919
Marketable securities:
U.S. government agency securities	14,926	—	(1)	$14,925

Total marketable securities	14,926	—	(1)	$14,925

Total cash, cash equivalents and investments	$36,845	$—	$(1)	$36,844

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,440	$—	$—	$44,440
Money market funds	2,086	—	—	2,086
U.S. government agency securities	1,406	—	—	1,406

Total cash and cash equivalents	47,932	—	—	$47,932
Marketable securities:
U.S. government agency securities	11,830	1	—	11,831

Total marketable securities	11,830	1	—	$11,831

Total cash, cash equivalents and investments	$59,762	$1	$—	$59,763

As of June 30, 2013 and December 31, 2012, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at June 30, 2013 or December 31, 2012. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and six months ended June 30, 2013 and 2012.

As of June 30, 2013, $3.0 million of our investments had contractual maturities between 1 and 2 years. As of December 31, 2012, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of June 30, 2013 and December 31, 2012, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which was classified as a Level III liability. The value of this liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of June 30, 2013 and December 31, 2012, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the PIPE warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2013
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$51	$51	$—	$—
U.S. government agency obligations	15,226	—	15,226	—

Total assets measured at fair value	$15,277	$51	$15,226	$—

Liabilities
PIPE warrant	$17,850	—	—	$17,850
Contingent put option liability	39	—	—	39

Total liabilities measured at fair value	$17,889	$—	$—	$17,889

	As of December 31, 2012
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,086	$2,086	$—	$—
U.S. government agency obligations	13,237	—	13,237	—

Total assets measured at fair value	$15,323	$2,086	$13,237	$—

Liabilities
PIPE warrant	$7,418	—	—	$7,418
Contingent put option liability	$82	—	—	$82

Total liabilities measured at fair value	$7,500	$—	$—	$7,500

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of June 30, 2013:

Risk-free interest rate	1.41%
Expected volatility	71.0%
Expected life (in years)	4.4
Expected dividend yield	0.0%

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2012:

Risk-free interest rate	0.72%
Expected volatility	78.0%
Expected life (in years)	4.9
Expected dividend yield	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and six months ended June 30, 2013 and June 30, 2012 (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Fair value—beginning of period	$9,254	$7,500
Change in fair value of Level III liabilities	8,635	10,389

Fair value—end of period	$17,889	$17,889

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Fair value—beginning of period	$171	$232
Addition of private placement warrant liability on June 1, 2012	5,828	5,828
Change in fair value of Level III liabilities	(376)	(437)

Fair value—end of period	$5,623	$5,623

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

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $407,000 and $224,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.3 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively. From inception of the grant through June 30, 2013, we have generated grant revenue of $4.8 million.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.2 million. This option is considered a contingent put option liability as the holder of the loan may exercise the option in the event of default and, is considered an embedded derivative which must be valued and separately accounted for in the Company’s financial statements. As of June 30, 2013 and December 31, 2012, the estimated fair value of the contingent put option liability was $39,000 and $82,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statement of operations.

In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 5 “Warrants,” for further description.

As of June 30, 2013, the Company had outstanding borrowings under the Hercules loan and security agreement of $12.4 million, net of debt discounts of $0.3 million. As of December 31, 2012, the Company had outstanding borrowings under the Hercules loan and security agreement of $16.0 million, net of debt discounts of $0.5 million.

Amortization of the debt discounts, which were recorded as Interest Expense, was $97,000 and $138,000 for the three months ended June 30, 2013 and 2012, respectively, and $205,000 and $272,000 for the six months ended June 30, 2013 and 2012.

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of June 30, 2013, the fair value of the PIPE warrants was estimated to be $17.9 million. As of December 31, 2012, the fair value of the PIPE warrants was estimated to be $7.4 million. The change in fair value for the three months and six months ended June 30, 2013, which was recorded as other expense, was $8.7 million and $10.4 million, respectively. The change in fair value for the three months and six months ended June 30, 2012, which was recorded as other income, was $0.4 million for both periods.

During the three and six months ended June 30, 2013, warrants to purchase 96,280 shares were net exercised for 60,853 shares of common stock. As of June 30, 2013, PIPE warrants to purchase 2,533,823 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

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

During the three and six months ended June 30, 2013, warrants to purchase 137,254 shares were net exercised, for 89,243 shares of common stock. As of June 30, 2013, warrants to purchase 137,254 shares of common stock issued to Hercules had not been exercised and were outstanding.

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

During the quarter ended March 31, 2013, warrants to purchase 228,264 shares, were net exercised by Pinnacle Ventures for 58,580 shares of common stock. No warrants were outstanding as of June 30, 2013.

6. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 13, 2005 (Inception) Through June 30, 2013
	2013	2012	2013	2012
Expenses:
Research and development	$411	$254	$766	$505	$4,143
General and administrative	391	276	793	566	3,912

Total stock-based compensation expense	$802	$530	$1,559	$1,071	$8,055

As of June 30, 2013 there were 514,123 shares available for grant, 5,045,417 options outstanding and 65,765 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan. In addition, there were 495,527 shares available for grant under the Company’s 2011 Employee Stock Purchase Plan.

7. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and six months ended June 30, 2013 and 2012 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(17,447)	$(7,194)	$(30,209)	$(14,259)

Shares used in computing net loss per share of common stock, basic and diluted	37,262,754	20,627,244	37,198,413	20,114,608

Net loss per share of common stock, basic and diluted	$(0.47)	$(0.35)	$(0.81)	$(0.71)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	June 30,
	2013	2012
Stock options to purchase common stock	5,045,417	3,307,457
Restricted stock units	65,765	166,335
Common stock warrants	2,674,502	3,136,300

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

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for the Company’s products, which are currently in development stage; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

9. Subsequent Event

On July 23, 2013, AcelRx completed an underwritten public offering of 4,370,000 shares of common stock, including 570,000 shares of common stock which were issued pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price of $11.65 per share to the public. The total gross proceeds of this offering were approximately $50.9 million with estimated net proceeds to AcelRx of $47.9 million after deducting underwriting discounts and commissions and other estimated expenses payable by AcelRx.

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

About AcelRx Pharmaceuticals

We are a development stage specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. Our lead product candidate, ZalvisoTM, formerly known as the Sufentanil NanoTab PCA System or ARX-01, is designed to improve the management of moderate-to-severe acute pain in patients in the hospital setting. Although widely used, the current standard of care for patients with moderate-to-severe pain in the hospital setting, intravenous patient-controlled analgesia, or IV PCA, has been shown to cause harm and inconvenience to patients following surgery because of the side effects of commonly used IV PCA opioids, the invasive IV needle route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps.

Zalviso

Zalviso is an investigational pre-programmed, non-invasive, handheld system that allows hospitalized patients with moderate-to-severe acute pain to self-dose with sublingual sufentanil NanoTabs to manage their pain. Zalviso is designed to address the limitations of IV PCA by offering:

•

A high therapeutic index opioid: Zalviso uses the high therapeutic index opioid sufentanil; it offers hospitalized patients with moderate-to-severe acute pain the potential for effective patient-controlled analgesia with a low incidence of drug-related side effects.

•

A non-invasive route of delivery: The sublingual route of delivery used by Zalviso provides rapid onset of analgesia, therefore eliminating the risk of IV-related analgesic gaps and IV complications, such as catheter-related infections in IV PCA treated patients. In addition, because patients are not tethered to IV tubing and a pump for pain relief, Zalviso allows for ease of patient mobility.

•	A simple, pre-programmed PCA solution: Zalviso is a pre-programmed PCA system designed to eliminate the risk of pump programming errors.

Our Phase 3 clinical program for Zalviso consisted of three trials: two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA morphine. Each of the three Phase 3 trials achieved its primary endpoint, and we believe the trial data support the submission of a New Drug Application, or NDA, which we anticipate will occur in the third quarter of 2013. A summary of the Phase 3 trials and results is as follows:

Active comparator trial (IAP 309)

In November 2012, we reported top-line data demonstrating that Zalviso met its primary endpoint of non-inferiority in a Phase 3 open-label active comparator trial designed to compare the efficacy and safety of Zalviso (15 mcg/dose, 20 minute lock-out) to IV PCA with morphine (1mg/dose, 6 minute lock-out) for the treatment of moderate-to-severe acute post-operative pain immediately following major abdominal or orthopedic surgery.

Top-line primary endpoint results of this Phase 3 clinical trial demonstrate that:

•

Zalviso was non-inferior (p<0.001) to IV PCA morphine for the primary endpoint of Patient Global Assessment of method of pain control, or PGA, comparison over the 48-hour trial period as determined by the combined percentage of patients with PGA ratings of “good” or “excellent” (78.5% vs. 65.6%, respectively).

•

A secondary comparison of the primary endpoint, specifically a statistical analysis of superiority, demonstrated that Zalviso was statistically superior to IV PCA morphine for the PGA endpoint (p=0.007). Statistically superior and non-inferior PGA for Zalviso compared to IV PCA morphine was also seen at the 24 hour and 72 hour time points.

The trial also demonstrated that Zalviso produced a significantly faster onset of pain relief and reduction in pain intensity compared to IV PCA morphine that separated at 45 minutes and achieved statistical significance at 1, 2 and 4 hours (p<0.01). Furthermore, there were statistically fewer patients in the Zalviso group that experienced oxygen desaturation to a level less than 95% compared to the IV PCA morphine group (p=0.028).

Throughout the course of the trial, 7.3% of patients treated with Zalviso dropped out of the trial prematurely due to lack of efficacy compared to 8.9% of patients treated with IV PCA morphine. Additionally, 7.3% of the patients treated with Zalviso dropped out of the trial due to an adverse event compared to 10.0% of the IV PCA morphine patients. We observed 13 patients who experienced serious adverse events, or SAEs, in the trial, of whom three patients experienced serious adverse events assessed as possibly or probably related to the trial drug, with one related to Zalviso and two related to IV PCA morphine.

Double-blind, placebo-controlled, abdominal surgery trial (IAP 310)

In March 2013, we reported top-line data demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major open abdominal surgery. Adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 178 adult patients at 13 U.S. sites.

The primary endpoint evaluated pain intensity over the 48-hour trial period compared to baseline, or Summed Pain Intensity Difference (SPID-48), in patients following major open abdominal surgery. SPID-48 is the endpoint requested by FDA to demonstrate effectiveness of a pain control medicine. Patients receiving Zalviso demonstrated a significantly greater SPID-48 (pain reduction) compared to placebo treated patients during the trial period (105.6 and 55.6, respectively; p=0.001). Additionally, secondary endpoint data showed that 24 hours and 72 hours after first dose, SPID was significantly greater in Zalviso-treated patients than in the placebo-treated patients (p<0.001 and p=0.004 respectively).

Eighty, or 70.2%, of the Zalviso-treated patients completed the 48-hour trial period, compared to 30, or 51.7%, of placebo-treated patients. Reasons for drop-out in Zalviso-treated and placebo-treated groups were adverse events (5.3% and 6.9%, respectively), lack of efficacy (16.7% and 31.0%, respectively) and other (7.9% and 10.3%, respectively).

Treatment-emergent adverse events occurred in 64.0% of Zalviso-treated patients and 67.2% of placebo-treated patients. Adverse events with an occurrence greater than 5% in either the Zalviso group or the placebo group were nausea (30.7% and 41.4%, respectively), fever (14.9% and 8.6%, respectively), vomiting (8.8% and 6.9%, respectively), itching (8.8% and 0.0%, respectively), oxygen saturation decrease (6.1% and 1.7%, respectively), and hypertension (2.6% and 5.2%, respectively). Itching, a frequently observed side effect of opioids, was the only adverse event that was significantly different between the groups (p=0.017). All reported cases of itching in the trial were mild in nature.

Only one patient, in the Zalviso group, experienced a serious adverse event, which was determined to be unrelated to the trial drug by the investigator.

Double-blind, placebo-controlled, orthopedic surgery trial (IAP 311)

In May 2013, we reported top-line data demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major orthopedic surgery. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 426 adult patients at 34 U.S. sites.

The primary endpoint evaluated pain intensity over the 48-hour trial period compared to baseline, or SPID-48, in patients following major orthopedic surgery. Patients receiving Zalviso demonstrated a significantly greater SPID-48 (pain reduction) compared to placebo-treated patients during the trial period (+76.1 vs. -11.5, p<0.001). Secondary endpoint data demonstrated that SPID at 24 hours and 72 hours was also significantly greater in the Zalviso-treated patients than in the placebo-treated patients (p<0.001 in each case).

Two hundred fifteen, or (68.3%), Zalviso-treated patients completed the 48-hour trial period, compared to 43 (41.3%) placebo-treated patients. Primary reasons for drop-out in the Zalviso- and placebo-treated groups were adverse events (7.0% and 6.7%, respectively) and lack of efficacy (14.3% and 48.1%, respectively).

Treatment-emergent adverse events were generally mild to moderate in nature and similar for the majority of adverse events between Zalviso and placebo-treated patients, despite the shorter duration of exposure in the placebo-treated patients caused by early termination due to inadequate analgesia. Adverse events of nausea (occurring in 52.7% of sufentanil-treated patients vs. 33.7% of placebo-treated patients), vomiting (12.7% vs. 5.8%, respectively), dizziness (6% vs. 1%, respectively) and itching (6% vs. 0%, respectively) were the only adverse effects that were statistically significantly greater for Zalviso-treated patients as compared to placebo-treated patients. Nausea, vomiting and itching are common in treatment of post-operative patients, and are managed with anti-emetic and anti-histamine treatment. Effective management of these symptoms is demonstrated by the low drop-out rate due to nausea (1.6% of Zalviso-treated patients vs. 2.9% of placebo-treated patients), vomiting (0.6% vs. 0%, respectively) and itching (0.3% vs. 0%, respectively) in this trial. Two patients (one each in the Zalviso group and placebo group) experienced an SAE considered possibly or probably related to the trial drug by the investigator.

ARX-04

We are also developing a Sufentanil Single-Dose NanoTab, or ARX-04, for the treatment of moderate-to-severe acute pain on the battlefield, in the emergency room or in ambulatory care facilities. In April 2013, we reported top-line data showing that the primary endpoint was achieved in a placebo-controlled, dose-finding, Phase 2 clinical trial of ARX-04 for acute pain. This trial randomized 101 patients following bunionectomy surgery in a 2:2:1 ratio to 30 mcg sufentanil, 20 mcg sufentanil or placebo treatment arms. Ninety-one percent of patients entering the trial completed the 12-hour trial period.

Results demonstrated that patients receiving 30 mcg sufentanil NanoTab doses, administered by a healthcare professional, no more frequently than once per hour, had significantly greater pain reduction as measured by Summed Pain Intensity Difference to baseline during the 12-hour trial period (SPID-12) than placebo-treated patients (p=0.003). Adverse events reported in the trial were generally mild-to-moderate in nature, with two serious adverse events of post-surgical infection reported, both of which were determined by the investigator to be unrelated to trial drug. Two patients dropped out of the trial due to adverse events, one patient’s discontinuation considered unrelated to trial drug, and the other considered probably related to trial drug, both in the 30 mcg-treated group.

Research and development of ARX-04, including the Phase 2 trial and pre-Phase 3 development, is funded by a $5.6 million grant from the U.S. Army Medical Research and Materiel Command, or USAMRMC. Future development of ARX-04 is contingent on identification of additional resources.

ARX-02 and ARX-03

In addition to Zalviso and ARX-04, our product candidate pipeline consists of two other sufentanil-based product candidates. The Sufentanil NanoTab BTP Management System, or ARX-02, is a pain management system for the potential treatment of cancer patients who suffer from breakthrough pain, or BTP. The Sufentanil/Triazolam NanoTab, or ARX-03, is a single, fixed-dose product designed to provide mild sedation, anxiety reduction and pain relief for patients undergoing painful procedures in a physician’s office. We have successfully completed Phase 2 clinical trials for ARX-02 and ARX-03. Future development of ARX-02 and ARX-03 is contingent on identification of corporate partnership resources.

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

Our net loss for the three months and six months ended June 30, 2013 was $17.4 million and $30.2 million, respectively. In addition, our net losses were $33.4 million and $20.1 million during the years ended December 31, 2012 and 2011, respectively. As of June 30, 2013, we had an accumulated deficit of $152.2 million. As of June 30, 2013, we had cash, cash equivalents and investments totaling $36.8 million compared to $59.8 million as of December 31, 2012.

To date, we have funded our operations primarily through the sale of equity securities and the issuance of debt instruments. In July 2013, we completed an underwritten public offering, pursuant to which we sold 4,370,000 shares of our common stock at a public offering price of $11.65 per share for an aggregate offering price of $50.9 million. As a result of the July 2013 offering, we received net proceeds of approximately $47.9 million, after underwriting discounts, commissions and other estimated offering expenses. In December 2012, we completed an underwritten public offering, pursuant to which we sold 14,375,000 shares of our common stock at a public offering price of $3.31 per share for an aggregate offering price of $47.6 million. As a result of the December 2012 offering, we received net proceeds of $44.1 million, after underwriting discounts, commissions and offering expenses totaling $3.5 million. In June 2012, we completed a private placement of our common stock, in which we issued an aggregate of 2,922,337 shares of common stock and warrants to purchase up to 2,630,103 shares of common stock, for net proceeds of $9.1 million, after deducting costs related to the offering of $0.9 million. In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The interest rate is 8.50%, with the initial 12 months of the facility requiring interest only payments. The notes issued pursuant to the loan and security agreement mature on December 1, 2014. According to the terms of the Hercules agreement, beginning on July 1, 2012, we began repaying Hercules principal, with equal monthly payments of $742,000, consisting of both principal and interest payments, to continue until the maturity date of the loan. As of June 30, 2013, we had a debt balance of $12.4 million.

Since our inception in July 2005, we have not generated any revenue from the sale of our products and do not anticipate generating any product revenues for the foreseeable future, if at all. We have recognized revenue associated with our grant from the USAMRMC of $4.8 million since inception of the grant, but continued funding from the USAMRMC is contingent upon their review and approval of our continued research and development activities associated with the grant. In addition, there can be no assurance that we will receive other research-related grant awards or produce other collaborative agreement revenues in the future.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2013 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

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

Revenue attributable to the research and development performed under the USAMRMC grant was $407,000 and $224,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.3 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively. From inception of the grant through June 30, 2013, we have generated grant revenue of $4.8 million.

We expect the remaining $0.8 million of the USAMRMC grant to be earned by January 31, 2014, the termination date of the grant.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses in 2013 and 2012 have been for research and development activities related to Zalviso. Research and development expenses included the following:

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We anticipate that research and development expenses for the second half of 2013 will be lower than the $9.3 million and $6.1 million experienced in the first quarter and second quarter of 2013, respectively, due to lower clinical development expenses associated with Zalviso and our ARX-04 programs. These decreases in research and development will be partially offset by the work involved in the preparation of a New Drug Application for Zalviso, expected to be submitted to the FDA in third quarter of 2013. Additionally, AcelRx anticipates increases in 2013 in sales, general and administrative expense due to costs associated with commercial preparations for the launch of Zalviso in the U.S. and expansion of its corporate infrastructure to support a commercial launch. Total operating expenses for 2013 are anticipated to be modestly higher than they were in 2012.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Zalviso	$3,777	$3,784	$10,155	$6,808
ARX-04	366	125	1,261	294
Overhead	1,965	1,485	4,010	3,063

Total research and development expenses	$6,108	$5,394	$15,426	$10,165

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on advancing Zalviso and ARX-04, and subsequently ARX-02 and ARX-03, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements.

Total research and development expenses for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	%	2013	2012	Change	%
Research and development expenses	$6,108	$5,394	$714	13%	$15,426	$10,165	$5,261	52%

The $0.7 million increase in research and development expenses during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily attributable to an increase of $0.5 million related to personnel related expenses, including stock-based compensation, and an increase of $0.2 million related to our ARX-04 development program.

The $5.3 million increase in research and development expenses during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily attributable to an increase of $3.3 million related to Phase 3 clinical trial development for our Zalviso program. In addition, there was an increase of $1.0 million related to Phase 2 clinical trial development for our ARX-04 program. The remaining increase was primarily related to an increase in personnel related expenses, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration and finance and business development activities. Other significant expenses included legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses to increase in connection with operating as a public company and as we continue to build our corporate infrastructure in support of our product candidates in development and in preparation for potential commercialization of Zalviso.

Total general and administrative expenses for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	%	2013	2012	Change	%
General and administrative	$2,070	$1,776	$294	17%	$4,261	$3,880	$381	10%

General and administrative expenses increased over both comparative periods primarily due to increased market research activities related to our Zalviso development program and an increase in stock-based compensation.

Interest Expense

Total interest expense for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	%	2013	2012	Change	%
Interest expense	$403	$598	$(195)	(33)%	$857	$1,192	$(335)	(28)%

Interest expense for all periods pertains to interest on our loan and security agreement with Hercules, which expires in December 2014. Effective July 2012, we began paying down the outstanding balance in equal monthly payments of $742,000, which consist of principal and interest. The decrease in each comparative period was due to a lower average debt balance during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.

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

Total other income (expense), net for the three and six months ended June 30, 2013 and June 30, 2012 was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Other income (expense), net.	$(9,273)	$350	$(9,623)	$(11,012)	$425	$(11,437)

The change in other income (expense) during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was primarily attributable to the increase in the estimated fair value of our PIPE warrants. The warrants are remeasured at the end of each reporting period utilizing the Black-Scholes option-pricing model, and the increase was primarily driven by a higher share price of AcelRx common stock on June 30, 2013, compared to the share price on June 30, 2012. The income during the three and six months ended June 30, 2012 primarily reflected the decrease in fair value of the PIPE warrants, due to a decreasing stock price and the decrease in fair value of the contingent put option liability associated with the loan and security agreement with Hercules.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception, and we expect to continue to incur significant losses and negative cash flows for the foreseeable future. We have funded our operations primarily through the issuance of equity securities and debt financings. From inception through June 30, 2013, we have received net proceeds of $54.9 million from the sale of convertible preferred stock, $88.1 million from the sale of common stock and $41.4 million from our debt arrangements.

As of June 30, 2013, we had cash, cash equivalents and investments totaling $36.8 million compared to $59.8 million as of December 31, 2012. The decrease was primarily attributable to capital required to fund our continuing operations, including advancement of our lead product candidate, Zalviso, through Phase 3 clinical trials. Our most significant use of capital pertains to salaries and benefits for our employees and clinical trial expenses related to our development programs. In July 2013, we completed an underwritten public offering, pursuant to which we sold 4,370,000 shares of our common stock at a public offering price of $11.65 per share for an aggregate offering price of $50.9 million. As a result of the offering, we received net proceeds of approximately $47.9 million, after underwriting discounts, commissions and other estimated offering expenses.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(19,096)	$(12,100)
Net cash provided by (used in) investing activities	(3,330)	2,668
Net cash provided by (used in) financing activities	(3,587)	9,180

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates. Our cash used for operating activities also reflected changes in our working capital and adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, interest expense related to our debt financings and the revaluation of our PIPE warrant liability. Cash used in operating activities of $19.1 million during the six months ended June 30, 2013 reflected a net loss of $30.2 million, partially offset by aggregate non-cash charges of $13.2 million and a net change of $2.1 million in our net operating assets and liabilities. Non-cash charges primarily included $11.0 million for the increase in fair value of our PIPE warrant primarily due to a higher price of our common stock at June 30, 2013 compared to December 31, 2012, and $1.6 million for stock-based compensation. The net change in our operating assets and liabilities was primarily a result of a decrease in accrued liabilities of $1.7 million and a decrease in accounts payable of $0.9 million primarily related to the completion of our Phase 3 clinical trials for Zalviso.

Cash used in operating activities of $12.1 million during the six months ended June 30, 2012 reflected a net loss of $14.3 million, partially offset by aggregate non-cash charges of $1.6 million and a net change of $0.6 million in our net operating assets and liabilities. Non-cash charges primarily included $1.1 million for stock-based compensation and $0.3 million for interest on our debt. The net change in our operating assets and liabilities was primarily a result of a decrease in prepaid expenses and other current assets of $0.6 million, primarily due to the utilization of prepayments related to our Phase 3 clinical trials for Zalviso.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales and maturities of our available-for-sale investments.

During the six months ended June 30, 2013, cash used in investing activities of $3.3 million was primarily as a result of $18.0 million for purchases of investments, partially offset by $14.8 million in proceeds from the maturity of investments.

During the six months ended June 30, 2012, cash provided by investing activities of $2.7 million was primarily a result of $23.4 million in proceeds from the maturity of investments, partially offset by $20.1 million for purchases of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of June 30, 2013, we had outstanding debt of $12.4 million.

During the six months ended June 30, 2013, cash used in financing activities of $3.6 million was primarily due to payments on our loan and security agreement with Hercules.

During the six months ended June 30, 2012, cash provided by financing activities was primarily a result of the Private Placement, pursuant to which, on June 1, 2012, we issued an aggregate of 2,922,337 shares of common stock and PIPE warrants to purchase up to 2,630,103 shares of common stock for net proceeds of $9.1 million.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including commercial preparation activities for Zalviso. We believe that our available cash resources, including proceeds from our underwritten public equity offering completed in July 2013, will be sufficient to fund our operations through at least 2014, including support for our continuing development of our product candidates and commercial readiness activities for Zalviso. Future capital requirements will be substantial and we will need to raise additional capital to fund our operations, including product candidate development activities. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•	the outcome, timing and cost of regulatory approvals;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, ZalvisoTM. We have three additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, the Sufentanil/Triazolam NanoTab, or ARX-03, and Sufentanil Single-Dose Acute Pain NanoTab, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005, and as of June 30, 2013, we had an accumulated deficit of $152.2 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we prepare for the potential commercialization of Zalviso and continue our research and development activities for our product candidates. To date, none of our product candidates have been commercialized, and if our product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Even if we successfully obtain regulatory approval to market our product candidates in the United States, our revenues are also dependent upon the size of the markets outside of the United States, as well as our ability to obtain market approval and achieve commercial success. As a result of the foregoing, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future.

We have never generated any product or commercial revenue and may never be profitable.*

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. Other than the revenue received from the U.S. Army Medical Research and Materiel Command, or USAMRMC, for research and development reimbursement under the terms of the grant for ARX-04 we received from the USAMRMC, we do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining and maintaining regulatory approval for Zalviso;

•

launching and commercializing Zalviso, including building or contracting out, a hospital-directed sales force in the U.S. and collaborating with third parties internationally, which will require additional funding; and

•

completing the clinical development of, obtaining regulatory approval for, and launching and commercializing ARX-02, ARX-03 and ARX-04, which will require additional funding or corporate partnership resources.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are delayed in obtaining approval of, or launching, Zalviso, or are required by the United States Food and Drug Administration, or FDA, to perform trials in addition to those that we have completed.

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

We will require substantial additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, particularly preparation for the potential commercialization of Zalviso and future advancement of our other product candidates. As of June 30, 2013, we had working capital of $23.1 million. In July 2013, in an underwritten public offering of our common stock, we raised approximately $47.9 in net proceeds, after underwriting discounts, commissions and other estimated offering expenses.

We believe that our current cash, cash equivalents and investment balances, including the net proceeds from our equity offering in July 2013, will be sufficient to fund our current operations through at least 2014. We may be able to extend this time period to the extent that we can access additional capital through equity offerings, including our Sales Agreement with MLV. However, we will need to raise additional funds following this offering to support our future operations, and such funding may not be available to us on acceptable terms, or at all. Additionally, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we believe that our existing cash resources, including the net proceeds from our equity offering in July 2013, based on our current estimates, are adequate to fund potential regulatory approval of Zalviso both in the United States and Europe, and to continue preparation for the potential commercial launch of Zalviso in the United States. However, our planned regulatory filings and commercialization efforts may encounter technical or other difficulties that could increase our development costs more than we expected. Even if we are able to submit an NDA, the FDA could require us to complete further studies, which would require additional capital before we receive our regulatory approval, if at all. In any event, we will require substantial additional capital to obtain regulatory approval for, and to commercialize, our product candidates, including Zalviso. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our product candidates. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of or eliminate one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates;

•	seek corporate partners for Zalviso on terms that might be less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

We may sell additional equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under our Sales Agreement with MLV, which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.

In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The interest rate is 8.50%, with the initial 12 months of the facility requiring interest only payments. The notes issued pursuant to the loan and security agreement mature on December 1, 2014. According to the terms of the Hercules agreement, beginning on July 1, 2012, we began repaying Hercules principal, with equal monthly payments of $742,000, consisting of both principal and interest payments, until the maturity date of the loan in December, 2014. As of June 30, 2013, our outstanding debt balance related to the Hercules agreement was $12.4 million. We granted Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property, where the security interest is limited to proceeds of intellectual property.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of Zalviso, which may not receive regulatory approval or be successfully commercialized. *

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize Zalviso for the management of moderate-to-severe acute pain in patients in the hospital setting. Our Phase 3 program consisted of three Phase 3 clinical trials. We have reported positive top-line data from each of these trials and intend to submit an NDA for Zalviso to the FDA in the third quarter of 2013. There is no guarantee that the NDA will be completed on schedule or at all, or if completed and submitted, will be successfully filed or approved by the FDA. Even if we are able to submit an NDA, the FDA could require us to complete further studies, which could delay or preclude any approval of the NDA and would require us to obtain significant additional funding.

Our proposed tradename of Zalviso has not received final approval from FDA, which must approve all drug tradenames to avoid medication errors and misbranding. Any brand recognition or goodwill that we establish with the name Zalviso prior to approval may be worthless if the FDA rejects this tradename.

Any delay or change in the current schedule of our planned NDA filing for Zalviso may negatively impact our stock price and harm our business operations. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for Zalviso, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials. *

We have reported positive top-line data from each of our three Zalviso Phase 3 clinical trials. However, even if we believe that the data from required Phase 3 clinical trials is positive, the FDA could analyze our data using alternative strategies and determine that the data from our trials was negative or inconclusive. Negative or inconclusive results of a Phase 3 clinical trial could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results. Any such determination by the FDA would delay the timing of our commercialization plan for Zalviso and adversely affect our business operations.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales. *

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed our planned trials for Zalviso and the Phase 2 clinical trial for ARX-04, and have no additional trials currently planned, potential future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

If any future clinical trials are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize and commence sales of our product candidates could be materially harmed, which could have a material adverse effect on our business.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance. *

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. In our Phase 3 active comparator clinical trial (IAP 309), 7.9% of Zalviso treated patients dropped out of the trial prematurely due to an AE, and we observed one serious adverse event, or SAE, that was assessed as possibly or probably related to Zalviso. In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP 310), adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. In addition, one patient in the trial, who was in the sufentanil group, experienced an SAE, which was determined to be unrelated to the trial drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP 311), treatment-emergent adverse events were generally mild to moderate in nature and similar for the majority of adverse events between sufentanil and placebo treated patients. Two patients (one each in the sufentanil group and placebo group) experienced a serious adverse event considered possibly or probably related to the trial drug by the investigator.

Phase 2 clinical trials conducted by us with our Zalviso, ARX-02, ARX-03 and ARX-04 product candidates have generated some AEs, but no SAEs, related to the trial drug.

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

Additional time may be required to obtain regulatory approval for Zalviso because it is a drug/device combination. *

Zalviso is a drug/device combination product candidate with both drug and device components submitted in the investigational new drug, or IND, application. Based on our discussions with the FDA, we believe that Zalviso is viewed as a combination product by the FDA, and both drug and device components will be required for review as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as Zalviso. As a result, we have in the past and may in the future experience delays in the development and commercialization of Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA.

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates, and we cannot, therefore, predict the timing of any future revenue. *

We cannot commercialize any of our product candidates, including Zalviso, until the appropriate regulatory authorities, such as the FDA or the European Medicines Agency, or EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for Zalviso. Additional delays may result if Zalviso is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.

If the FDA determines that the clinical trials submitted for a product candidate, including Zalviso, in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, the FDA may reject the data from such trials. Such rejection would negatively impact our ability to obtain marketing authorization for a product candidate and would have a material adverse effect on our business and financial condition.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, we intend to seek approval of Zalviso for the management of moderate-to-severe acute pain in patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

Even if we obtain regulatory approval for Zalviso and our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. For example, the labeling ultimately approved for Zalviso and our other product candidates will likely include restrictions on use due to the opioid nature of sufentanil. Zalviso and our other product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Even if we obtain FDA approval for Zalviso or any of our product candidates in the United States, we may never obtain approval for or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. In October 2012, we received notice from the EMA that Zalviso was eligible for centralized European review. Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

Zalviso and our other product candidates will require Risk Evaluation and Mitigation Strategies.

The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and require the adoption of REMS. Our product candidates will require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. While we have received information from the FDA regarding certain aspects of the required REMS for Zalviso, we cannot predict the specific REMS to be required as part of any FDA approval of Zalviso. Depending on the extent of the REMS requirements, our costs to commercialize Zalviso may be substantial. ARX-02, ARX-03 and ARX-04, if approved, will also require REMS programs that may significantly increase our costs to commercialize these product candidates. Furthermore, risks of sufentanil that are not adequately addressed through proposed REMS for our product candidates may also prevent or delay their approval for commercialization.

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

We rely on limited sources of supply for the drug component of our product candidates and any disruption in the chain of supply may cause delay in developing and commercializing our product candidates.*

Currently, we use two established suppliers of sufentanil citrate for our NanoTabs. For each product candidate, only one of the two suppliers will be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. The alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production. In addition, the Drug Enforcement Administration, or the DEA, may reduce, delay or refuse our quota for sufentanil, which would disrupt our supply of sufentanil citrate and cause delay in the development and commercialization of our product candidates.

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

As we scale up manufacturing of our product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution in order to obtain regulatory approval for commercial marketing. In the past we have identified impurities in our product candidates. In the future we may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for our products.

Historically, we have manufactured the majority of our NanoTab supplies at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. The new facility has been qualified; however, we have not yet produced commercial supplies out of this facility and we may encounter difficulties in production at the new facility, which may adversely affect our clinical and commercial plans. In addition, regulatory agencies may require that a bioequivalence trial be conducted, which is designed to ensure that the Phase 3 drug lots made at Patheon, Toronto are equivalent to one of the registration drug lots made at Patheon, Cincinnati. There is risk that this bioequivalence trial could fail the FDA’s bioequivalence requirements which would adversely affect our clinical and commercial plans. Any such additional trials or other FDA requirements would delay the timing of our commercialization plans for Zalviso and adversely affect our business operations.

The Zalviso PCA device components may not be fully functional or commercially viable. *

The Zalviso device we have used in our Phase 3 clinical trials and plan to use commercially has more features than the device used in Phase 2, including additional software. We have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, which have informed the design of the Zalviso device and we plan to conduct additional Human Factors studies prior to submitting the planned NDA for Zalviso. However, we cannot predict if the Phase 3 device will be fully functional or ready for commercial use. If we need to modify the Phase 3 device, we may incur higher costs and experience delay in regulatory approval and commercialization of Zalviso. Furthermore, if the changes to the device are substantial, we may need to conduct further clinical trials in order to have the commercial device approved by the FDA.

We have limited experience manufacturing the Zalviso device on a clinical scale, no experience on a commercial scale and do not own or operate a manufacturing facility. *

We have manufactured Zalviso devices and supplies on a small scale, including those needed for our Phase 3 clinical trials. We will continue to rely on contract manufacturers, component fabricators and third party service providers to produce the necessary Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. These purchases and components were made and will continue to be made utilizing short term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of Zalviso devices with third party manufacturers, or may be unable to do so on acceptable terms. We may encounter unanticipated problems in the scale-up and automation process that will result in delays in the manufacturing of Zalviso cartridge, dispenser or controller.

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

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business. *

We utilized CROs for the conduct of our Phase 3 clinical trials of Zalviso and for the Phase 2 clinical trial of ARX-04 and to assist us in preparing the New Drug Application, or NDA, which we expect to submit to the FDA in the third quarter of 2013. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for Zalviso and our other product candidates, as well as the execution of nonclinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that our Phase 3 clinical trials do not comply with cGCPs. Accordingly, if our CROs or clinical trial sites fail to comply with these regulations, we may be required to repeat the Phase 3 clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize Zalviso, or our other product candidates. As a result, our financial results and the commercial prospects for Zalviso and any future product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of Zalviso and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the prevalence and severity of any AEs or SAEs;

•	overcoming the perception of sufentanil as a potentially unsafe drug due to its high potency;

•	limitations or warnings contained in the FDA-approved label for Zalviso;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain hospital formulary approval;

•	our ability to obtain and maintain sufficient third party coverage or reimbursement; and

•	the willingness of patients to pay out-of-pocket in the absence of third party coverage.

If Zalviso is approved, but does not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, or P&T Committees, we may not generate sufficient revenue from Zalviso and we may not become or remain profitable.

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

We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our strategy for Zalviso is to develop a hospital-directed sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payors in the United States. Our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales will be adversely affected.

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

If any of our product candidates, including Zalviso, is approved for commercialization, we intend to enter into agreements with third parties to market our product candidates outside the United States. We expect that we will be subject to additional risks related to entering into international business relationships, including:

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

If we, or potential partners, are unable to compete effectively, our product candidates may not reach their commercial potential. *

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates obtain FDA approval, they will compete with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. We or our potential partners will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations.

We believe that Zalviso would compete with a number of opioid-based treatment options that are currently available. The hospital market for opioids for moderate-to-severe acute pain is large and competitive. The primary competition for Zalviso is the IV PCA pump, which is widely used in the moderate-to-severe acute pain in the hospital setting. Leading manufacturers of IV PCA pumps include Hospira Inc., CareFusion Corporation, Baxter International Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat moderate-to-severe acute pain are morphine, hydromorphone and fentanyl, all of which are available as generics. Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation.

Additional potential competitors for Zalviso include products in development, including the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and currently under development by Incline Therapeutics, Inc., which was acquired by The Medicines Company. Also in development is MoxDuo, an orally administered, fixed ratio combination of morphine and oxycodone being developed by QRx Pharma, an Australian company. This drug is also in development as an IV product.

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

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approval of products and the commercialization of those products. Accordingly, our competitors may be more successful than we are in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs or drug delivery systems may be more effective, have fewer adverse effects, be less expensive to develop and manufacture, or be more effectively marketed and sold than any product candidate we may commercialize. This may render our product candidates obsolete or non-competitive before we can recover our losses. We anticipate that we will face intense and increasing competition as new drugs enter the market and additional technologies become available. These entities may also establish collaborative or licensing relationships with our competitors, which may adversely affect our competitive position. Finally, the development of different methods for the treatment of mild-to-moderate acute pain or breakthrough pain could render Zalviso and ARX-02, respectively, non-competitive or obsolete. These and other risks may materially adversely affect our ability to attain or sustain profitable operations.

Hospital formulary approval and reimbursement may not be available for Zalviso and our other product candidates, which could make it difficult for us to sell our products profitably.

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell our products into our target markets. Failure to obtain timely formulary approval will limit our commercial success.

Furthermore, market acceptance and sales of Zalviso, or any of our other product candidates, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for Zalviso, or any of our other product candidates. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Zalviso, or any of our other product candidates.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for Zalviso or any of our other product candidates. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with any sale of Zalviso and any of our other product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

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

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers have applied annually for a quota on our behalf. In future years, we may need greater amounts of sufentanil to continue development of our product candidates, and we will need significantly greater amounts of sufentanil to implement our commercialization plans for any of our products that may be approved by the FDA, including Zalviso if approved by the FDA. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development or commercial sale of Zalviso or any of our other product candidates. This could have a material adverse effect on our business, results of operations, financial condition and prospects.

We have not yet produced commercial supplies and we may encounter difficulties in production, which may adversely affect our clinical and commercial plans.*

A substantial portion of our clinical trial manufacturing to date has been completed at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. The new facility has been qualified; however, we have not yet produced commercial supplies at this facility and we may encounter difficulties in production at the new facility, which may adversely affect our clinical and commercial plans.

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon under which Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to Zalviso for potential sales in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. There is no guarantee that Patheon’s services will be satisfactory or that they will continue to meet the strict regulatory guidelines of the FDA or other regulatory agencies. In addition, in January 2013, we entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement, with Patheon, relating to the manufacture of Sufentanil NanoTabs. Under the terms of the Capital Agreement, we have planned certain future modifications to Patheon’s Cincinnati facility. If equipment manufacture or modifications do not meet expected deadlines, the timing for our planned NDA submission for Zalviso may be delayed.

If Patheon cannot provide us with an adequate supply of NanoTabs, we may be required to pursue alternative sources of manufacturing capacity. Switching or adding commercial manufacturing capability can involve substantial cost and require extensive management time and focus, as well as additional regulatory filings. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired commercial timelines, thereby increasing our costs and reducing our ability to generate revenue.

The facilities of any of our future manufacturers of sufentanil-containing NanoTabs must be approved by the FDA after we submit our planned NDA and before approval of Zalviso and our other product candidates for commercial distribution. We do not fully control the manufacturing process of sufentanil NanoTabs and are completely dependent on these third party manufacturing partners for compliance with the FDA’s requirements for manufacture. In addition, although our third party manufacturers are well established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of sufentanil NanoTabs, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approval for Zalviso. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations. *

As of June 30, 2013, we had 26 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors, particularly in preparation for the commercial launch of Zalviso if our NDA submission is approved by the FDA. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected. *

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of July 1, 2013, we were the owner of record of one issued European patent (EP 2114383), including national validation in ten countries, which expires in 2027, one issued European patent (EP 2367537), including national validation in ten countries, which expires in 2029, one issued European patent (EP 1873593), including national validation in seven countries, which expires in 2027, one Mexican patent, which expires in 2029, one Japanese patent, which expires in 2027, one New Zealand patent, which expires in 2029, one Chinese patent, which expires in 2028, five issued U.S. patents which expire in 2027, and one issued U.S. patent which expires in 2030. In addition, we are pursuing 15 U.S. non-provisional patent applications, and 53 foreign national applications, including six European Regional Phase applications directed to our product candidates. One of our issued U.S. patents, Patent Number 8,357,114, covers key features of our Zalviso (ARX-01) PCA device, but we have not yet obtained any issued patents that provide protection for key features of our ARX-02, ARX-03 and ARX-04 SDAs independent of the drug composition used in them. We have received a Notice of Allowance for two of our pending U.S. applications that include claims covering key features of our ARX-02, ARX-03 and ARX-04 SDA device. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

There is also no assurance that any patents issued to us will not become the subject of adversarial proceedings such as opposition, inter partes review, post-grant review, reissue, re-examination or other post-issuance proceedings, will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products incorporating our technology. Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications will be due to be paid to the United States Patent and Trademark Office and various foreign governmental patent agencies in several stages over the lifetime of the patents and/or applications.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business. *

We have registered our ACELRX mark in the United States, Canada, the European Union and India. We have also registered our NANOTAB mark in the United States, Hong Kong and Singapore, and our ACCELERATE. INNOVATE. ALLEVIATE. tagline in the United States. We have additionally applied for registration of our ZALVISO mark in the United States on an intent-to-use basis and that application has been allowed. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile. *

Since our initial public offering, or IPO, in February 2011, the trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in submitting an NDA for Zalviso or any of our other product candidates and any adverse development or perceived adverse development with respect to the FDA’s filing or review of that NDA;

•	adverse results or delays in future clinical trials;

•

inability to obtain additional funding, including funding necessary for the planned commercialization and manufacturing of Zalviso in the United States and advancement of clinical trials for other product candidates;

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

Until recently our common stock has thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares. *

Until recently, we had a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the first quarter of 2013 was approximately 275,000 shares per day. A more active market for our stock has only recently developed and may not be sustained. For example, the average daily trading volume in our common stock on NASDAQ during the second quarter of 2013 was approximately 475,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval. *

Our executive officers and directors, together with the stockholders with whom our executive officers and directors are affiliated or associated, beneficially own a significant percentage of our voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders are able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.*

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall. *

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of June 30, 2013, we had 37,437,011 shares of common stock outstanding, all of which is eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. In addition, 4,370,000 shares of our common stock issued in July 2013 in a public offering will be freely tradeable, subject to a lock-up described below with respect to our affiliates. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

In connection with July 2013 public offering of common stock, our executive officers and directors and their affiliated funds have agreed that, subject to certain exceptions, during the period ending September 16, 2013, they will not offer, pledge, sell or otherwise transfer or dispose of shares of our common stock or any securities convertible into or exchangeable for our common stock, without the prior written consent of Jefferies LLC, who may release any of the securities subject to these lock-up agreements at any time without notice.

In addition, certain holders of our securities are entitled to certain rights with respect to the registration of their shares of common stock under the Securities Act, subject to the 60 day lock up described above with respect to executive officers and directors and their affiliated funds. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to the 2011 Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our 2011 Incentive Plan will automatically increase each year by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under our 2011 Incentive Plan each year. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The completion of the July 2013 equity offering, together with our public offering in December 2012, our initial public offering, private placements and other transactions that have occurred, may trigger such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, the Company issued 89,243 shares of common stock upon the net exercise of a warrant by Hercules Technology Growth Capital, Inc. The warrant was initially exercisable into 137,254 shares of common stock and was issued in June 2011 in connection with a debt facility in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act.

In June 2013, the Company issued 60,853 shares of common stock upon a partial net exercise of a warrant by OTA, LLC. The warrant was initially exercisable into 563,294 shares of common stock and was issued in June 2012 in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

10.1+	2013 Cash Bonus Plan Summary.(8)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

+	Indicates management contract or compensatory plan.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 10, 2013.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2013	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ James H. Welch
James H. Welch
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

10.1+	2013 Cash Bonus Plan Summary.(8)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

+	Indicates management contract or compensatory plan.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on May 10, 2013.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.