Form 10-Q
period 2013-09-30
ACELRX PHARMACEUTICALS INC
filed 2013-11-05
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

or

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

As of October 15, 2013, the number of outstanding shares of the registrant’s common stock was 43,039,269.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2013 and December 31, 2012	3

	Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 and for the period from July 13, 2005 (inception) through September 30, 2013 (unaudited)	4

	Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the period from July 13, 2005 (inception) through September 30, 2013 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,795	$47,932
Investments	15,173	11,831
Prepaid expenses and other current assets	1,031	2,003

Total current assets	76,999	61,766
Property and equipment, net	3,412	2,485
Restricted cash	250	205
Other assets	—	64

TOTAL ASSETS	$80,661	$64,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,248	$2,235
Accrued liabilities	3,046	4,653
Long-term debt, current portion	8,134	7,443

Total current liabilities	12,428	14,331
Deferred rent	220	312
Long-term debt, net of current portion	2,385	8,530
Contingent put option liability	32	82
Warrant liability	12,391	7,418

Total liabilities	27,456	30,673

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—100,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 43,039,269 and 37,055,027 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	43	37
Additional paid-in capital	216,380	155,836
Deficit accumulated during the development stage	(163,222)	(122,027)
Accumulated other comprehensive income (loss)	4	1

Total stockholders’ equity	53,205	33,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,661	$64,520

(1)	The condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 13, 2005 (Inception) Through September 30,
	2013	2012	2013	2012	2013
Research grant revenue	$548	$166	$1,895	$719	$5,361
Operating expenses:
Research and development	6,548	6,948	21,974	17,113	114,303
General and administrative	2,310	1,410	6,571	5,290	33,064

Total operating expenses	8,858	8,358	28,545	22,403	147,367

Loss from operations	(8,310)	(8,192)	(26,650)	(21,684)	(142,006)
Interest expense	(348)	(573)	(1,205)	(1,765)	(8,927)
Other income (expense), net	(2,328)	183	(13,340)	608	(12,289)

Net loss	(10,986)	(8,582)	(41,195)	(22,841)	(163,222)

Other comprehensive loss:
Unrealized gains on available for sale securities	5	4	3	1	4

Comprehensive loss	$(10,981)	$(8,578)	$(41,192)	$(22,840)	$(163,218)

Net loss per share of common stock, basic and diluted	$(0.26)	$(0.38)	$(1.07)	$(1.09)

Shares used to compute basic and diluted net loss per share of common stock	41,462,425	22,632,573	38,635,370	20,961,886

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,		Period from July 13, 2005 (Inception) Through September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,195)	$(22,841)	$(163,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439	467	3,122
Amortization of premium/discount on investments, net	134	339	709
Interest expense related to debt financing	359	497	3,833
Stock-based compensation	2,435	1,633	8,931
Revaluation of convertible preferred stock warrant, PIPE warrant, call option and put option liabilities	13,612	(606)	14,967
Other	—	38	33
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,012	459	458
Restricted cash	(45)	—	(250)
Accounts payable	(987)	1,328	1,247
Accrued liabilities	(1,615)	(478)	1,292
Deferred rent	(84)	381	340

Net cash used in operating activities	(25,935)	(18,783)	(128,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,366)	(723)	(6,580)
Purchase of investments	(25,704)	(23,528)	(137,538)
Proceeds from sale of investments	—	—	21,815
Proceeds from maturity of investments	22,232	31,527	99,896

Net cash provided by (used in) investing activities	(4,838)	7,276	(22,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in equity offerings, net of offering costs	47,944	9,077	136,057
Proceeds from the issuance of long-term debt	—	—	32,383
Payments of long-term debt	(5,789)	(1,806)	(22,665)
Proceeds from issuance of convertible promissory notes	—	—	9,000
Proceeds from issuance of common stock through equity plans and warrant exercises	1,481	163	2,026
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	54,941

Net cash provided by financing activities	43,636	7,434	211,742

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,863	(4,073)	60,795
CASH AND CASH EQUIVALENTS—Beginning of period	47,932	7,794	—

CASH AND CASH EQUIVALENTS—End of period	$60,795	$3,721	$60,795

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception through September 30, 2013. In addition, the Company had an accumulated deficit of $163.2 million and $122.0 million as of September 30, 2013 and December 31, 2012, respectively. Through September 30, 2013, the Company has relied primarily on the proceeds from equity offerings and loan proceeds to finance its operations. Management believes that the Company’s current cash, cash equivalents and investments, including the net proceeds raised in the underwritten public offering completed in July 2013, will be sufficient to fund the Company’s current operations through at least 2014. After that, the Company will need to raise additional funding or otherwise enter into collaborations to fund future operations. However, there is no assurance that additional funding will be available to the Company on acceptable terms on a timely basis, if at all, or that the Company will achieve profitable operations. If the Company is unable to raise additional capital to fund its operations, it will need to curtail planned activities to reduce costs. Doing so may affect the Company’s ability to operate effectively. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements as of December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which include a broader discussion of the Company’s business and the risks inherent therein.

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

New Accounting Pronouncements

In February 2013, Accounting Standards Codification Topic 220, Comprehensive Income was amended to require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Accordingly, a company can present this information on the face of the financial statements, if certain requirements are met, or the information must be presented in the notes to the financial statements. The Company adopted this guidance as of January 1, 2013 on a retrospective basis. This adoption did not have a material effect on the Company’s condensed consolidated financial statements.

The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013.11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” on July 18, 2013. The ASU concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the law. We will adopt this amendment as of January 2014. The result of adoption may be to reclassify certain long term liabilities to long term deferred tax assets, and the adoption will not result in a change to the tax provision. Management does not believe that the impact on the balance sheet will be significant.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$60,668	$—	$—	$60,668
Money market funds	27	—	—	27
U.S. government agency securities	100	—	—	100

Total cash and cash equivalents	60,795	—	—	60,795
Marketable securities:
U.S. government agency securities	15,169	4	—	$15,173

Total marketable securities	15,169	4	—	$15,173

Total cash, cash equivalents and investments	$75,964	$4	$—	$75,968

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,440	$—	$—	$44,440
Money market funds	2,086	—	—	2,086
U.S. government agency securities	1,406	—	—	1,406

Total cash and cash equivalents	47,932	—	—	$47,932
Marketable securities:
U.S. government agency securities	11,830	1	—	11,831

Total marketable securities	11,830	1	—	$11,831

Total cash, cash equivalents and investments	$59,762	$1	$—	$59,763

As of September 30, 2013 and December 31, 2012, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at September 30, 2013 or December 31, 2012. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and nine months ended September 30, 2013 and 2012.

As of September 30, 2013 and December 31, 2012, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of September 30, 2013 and December 31, 2012, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which was classified as a Level III liability. The value of this liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of September 30, 2013 and December 31, 2012, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the PIPE warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2013
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$27	$27	$—	$—
U.S. government agency obligations	15,273	—	15,273	—

Total assets measured at fair value	$15,300	$27	$15,273	$—

Liabilities
PIPE warrants	$12,391	—	—	$12,391
Contingent put option liability	32	—	—	32

Total liabilities measured at fair value	$12,423	$—	$—	$12,423

	As of December 31, 2012
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,086	$2,086	$—	$—
U.S. government agency obligations	13,237	—	13,237	—

Total assets measured at fair value	$15,323	$2,086	$13,237	$—

Liabilities
PIPE warrants	$7,418	—	—	$7,418
Contingent put option liability	$82	—	—	$82

Total liabilities measured at fair value	$7,500	$—	$—	$7,500

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012
Risk-free interest rate	1.39%	0.72%
Expected volatility	67.0%	78.0%
Expected life (in years)	4.2	4.9
Expected dividend yield	0.0%	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2013 and September 30, 2012 (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Fair value—beginning of period	$17,889	$7,500
Change in fair value of Level III liabilities	(5,466)	4,923

Fair value—end of period	$12,423	$12,423

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Fair value—beginning of period	$5,623	$232
Addition of private placement warrant liability on June 1, 2012	—	5,828
Change in fair value of Level III liabilities	(169)	(606)

Fair value—end of period	$5,454	$5,454

3. Research Grant Agreement

In May 2011, AcelRx entered into an award contract with the US Army Medical Research and Materiel Command, or USAMRMC, in which the USAMRMC granted $5.6 million to the Company in order to support the development of a new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC agreed to reimburse the Company for development, manufacturing and clinical costs necessary to prepare for and complete a Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research. The original term of the grant was through August 31, 2012; however, due to a longer than expected administrative review process by the USAMRMC, AcelRx has received no-cost extensions of the grant, whereby the term has been extended to January 31, 2014.

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $0.5 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $1.9 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively. From inception of the grant through September 30, 2013, AcelRx has generated grant revenue of $5.4 million.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $0.2 million. This option is considered a contingent put option liability as the holder of the loan may exercise the option in the event of default and, is considered an embedded derivative which must be valued and separately accounted for in the Company’s financial statements. As of September 30, 2013 and December 31, 2012, the estimated fair value of the contingent put option liability was $32,000 and $82,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in the statement of operations.

In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 5 “Warrants,” for further description.

As of September 30, 2013, the Company had outstanding borrowings under the Hercules loan and security agreement of $10.5 million, net of debt discounts of $0.2 million. As of December 31, 2012, the Company had outstanding borrowings under the Hercules loan and security agreement of $16.0 million, net of debt discounts of $0.5 million.

Amortization of the debt discounts, which was recorded as interest expense, was $85,000 and $134,000 for the three months ended September 30, 2013 and 2012, respectively, and $290,000 and $406,000 for the nine months ended September 30, 2013 and 2012.

5. Warrants

2012 Private Placement Warrants

In connection with the Private Placement completed in June 2012, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the PIPE warrants was $3.40, which equals the closing consolidated bid price of the Company’s common stock on May 29, 2012, the effective date of the Purchase Agreement. The PIPE warrants issued in the Private Placement became exercisable six months after the issuance date, and expire on the five year anniversary of the initial exercisability date. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company, or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants were recorded as a liability at fair value, as determined by the Black-Scholes option-pricing model. The PIPE warrants are marked to fair value each reporting period, with changes in estimated fair value recorded through the Statement of Comprehensive Loss in other income or expense. The Black-Scholes assumptions used to value the PIPE warrants are disclosed in Note 2.

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of September 30, 2013, the fair value of the PIPE warrants was estimated to be $12.4 million. As of December 31, 2012, the fair value of the PIPE warrants was estimated to be $7.4 million. The change in fair value of the warrants resulted in other expense of $2.4 million for the three months ended September 30, 2013 and $13.4 million in other expense for the nine months ended September 30, 2013. The change in fair value for the three months and nine months ended September 30, 2012, which was recorded as other income, was $0.1 million and $0.4 million, respectively.

During the three months ended September 30, 2013, warrants to purchase 1,039,309 shares were net exercised for 747,225 shares of common stock. During the nine months ended September 30, 2013, warrants to purchase 1,135,589 shares were net exercised for 808,078 shares of common stock. As of September 30, 2013, PIPE warrants to purchase 1,494,514 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

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

During the three months ended September 30, 2013, warrants to purchase 137,254 shares were net exercised, for 94,161 shares of common stock. During the nine months ended September 30, 2013, warrants to purchase 274,508 shares were net exercised, for 183,404 shares of common stock. As of September 30, 2013, no warrants to purchase shares of common stock issued to Hercules were outstanding.

Series B and Series C Warrants

In September 2008, the Company entered into a $12.0 million loan and security agreement with Pinnacle Ventures. In connection with the Company’s Initial Public Offering, or IPO, in February 2011, the warrants issued in connection with the loan and security agreement were automatically converted into warrants to purchase 228,264 shares of common stock with an exercise price of $3.94 per share.

During the quarter ended March 31, 2013, warrants to purchase 228,264 shares, were net exercised by Pinnacle Ventures for 58,580 shares of common stock. No warrants were outstanding as of September 30, 2013.

6. Stockholders’ Equity

On July 23, 2013, AcelRx completed an underwritten public offering of 4,370,000 shares of common stock, at a price of $11.65 per share to the public. The total gross proceeds of this offering were $50.9 million with net proceeds to AcelRx of $47.9 million after deducting underwriting discounts and commissions and other expenses payable by AcelRx.

7. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 13, 2005 (Inception) Through September 30, 2013
	2013	2012	2013	2012
Expenses:
Research and development	$427	$258	$1,193	$762	$4,570
General and administrative	449	304	1,242	871	4,361

Total stock-based compensation expense	$876	$562	$2,435	$1,633	$8,931

As of September 30, 2013 there were 270,373 shares available for grant, 4,923,633 options outstanding and 65,765 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan. In addition, there were 470,189 shares available for grant under the Company’s 2011 Employee Stock Purchase Plan.

8. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2013 and 2012 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(10,986)	$(8,582)	$(41,195)	$(22,841)

Shares used in computing net loss per share of common stock, basic and diluted	41,462,425	22,632,573	38,635,370	20,961,886

Net loss per share of common stock, basic and diluted	$(0.26)	$(0.38)	$(1.07)	$(1.09)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2013	2012
Stock options to purchase common stock	4,923,633	3,321,038
Restricted stock units	65,765	161,096
Common stock warrants	1,497,939	3,136,300

9. Manufacturing Agreement

In January 2013, the Company and Patheon Pharmaceuticals Inc., or Patheon, entered into a Manufacturing Services Agreement, or the Services Agreement, and a related Amended and Restated Capital Expenditure and Equipment Agreement, or the Capital Agreement, relating to the manufacture of Sufentanil NanoTabs, or the Product, for use with the Company’s product candidate, Zalviso, formerly known as the Sufentanil NanoTab PCA System.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, the acceptance of our NDA by the FDA, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012.

About AcelRx Pharmaceuticals

We are a development stage specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. Our lead product candidate, ZalvisoTM, formerly known as the Sufentanil NanoTab PCA System or ARX-01, is designed to improve the management of moderate-to-severe acute pain in adult patients in the hospital setting. Although widely used, the current standard of care for patients with moderate-to-severe pain in the hospital setting, intravenous patient-controlled analgesia, or IV PCA, has been shown to cause harm and inconvenience to patients following surgery because of the side effects of commonly used IV PCA opioids, the invasive IV needle route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps.

Zalviso

Zalviso is an investigational pre-programmed, non-invasive, patient-activated, handheld analgesic system that allows hospitalized patients with moderate-to-severe acute pain to self-dose with sublingual sufentanil NanoTabs to manage their pain. Zalviso is designed to address the limitations of IV PCA by offering:

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

On September 27, 2013, we submitted a New Drug Application, or NDA, to the FDA, for Zalviso. Assuming the FDA files our NDA in the fourth quarter of 2013, we anticipate receiving a Prescription Drug User Fee Act, or PDUFA, review goal date in the third quarter of 2014, and assuming successful approval of our NDA by the FDA at that time, we anticipate launching the commercial sale of Zalviso in the first quarter of 2015.

The 505(b)(2) NDA submission for Zalviso is based on a development program that includes data from three Phase 3 clinical trials, including two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA morphine. Zalviso successfully achieved the primary efficacy endpoints for each of these trials. A summary of the Phase 3 trials and results is as follows:

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

Financial Overview

We are a development stage company with a limited operating history. We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development activities and costs associated with the preparation for U.S. commercialization of Zalviso. We believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research, medical affairs, commercialization preparative activities including marketing activities and other aspects of pharmaceutical development and eventual commercialization, assuming FDA approval. In addition, as we pursue commercial development of our product candidates, we expect the business aspects of our company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturation of our business.

Our net loss for the three months and nine months ended September 30, 2013 was $11.0 million and $41.2 million, respectively. In addition, our net losses were $33.4 million and $20.1 million during the years ended December 31, 2012 and 2011, respectively. As of September 30, 2013, we had an accumulated deficit of $163.2 million. As of September 30, 2013, we had cash, cash equivalents and investments totaling $76.0 million and $59.8 million as of December 31, 2012.

To date, we have funded our operations primarily through the sale of equity securities and the issuance of debt instruments. In July 2013, we completed an underwritten public offering, pursuant to which we sold 4,370,000 shares of our common stock at a public offering price of $11.65 per share for an aggregate offering price of $50.9 million. As a result of the July 2013 offering, we received net proceeds of $47.9 million, after underwriting discounts, commissions and other offering expenses. In December 2012, we completed an underwritten public offering, pursuant to which we sold 14,375,000 shares of our common stock at a public offering price of $3.31 per share for an aggregate offering price of $47.6 million. As a result of the December 2012 offering, we received net proceeds of $44.1 million, after underwriting discounts, commissions and offering expenses totaling $3.5 million. In June 2012, we completed a private placement of our common stock, in which we issued an aggregate of 2,922,337 shares of common stock and warrants to purchase up to 2,630,103 shares of common stock, for net proceeds of $9.1 million, after deducting costs related to the offering of $0.9 million. In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The interest rate is 8.50%, with the initial 12 months of the facility requiring interest only payments. The notes issued pursuant to the loan and security agreement mature on December 1, 2014. According to the terms of the Hercules agreement, beginning on July 1, 2012, we began repaying Hercules principal, with equal monthly payments of $742,000, consisting of both principal and interest payments, to continue until the maturity date of the loan. As of September 30, 2013, we had a debt balance of $10.5 million.

Since our inception in July 2005, we have not generated any revenue from the sale of our products and do not anticipate generating any product revenues for the foreseeable future, if at all. We have recognized revenue associated with our grant from the USAMRMC of $5.4 million since inception of the grant through September 30, 2013, but continued funding from the USAMRMC is contingent upon their review and approval of our continued research and development activities associated with the grant. In addition, there can be no assurance that we will receive other research-related grant awards or produce other collaborative agreement revenues in the future.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2013 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Three and Nine Months Ended September 30, 2013 and 2012

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

Revenue attributable to the research and development performed under the USAMRMC grant was $0.5 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $1.9 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively. From inception of the grant through September 30, 2013, we have generated grant revenue of $5.4 million.

We expect the remaining $0.2 million of the USAMRMC grant to be earned by January 31, 2014, the expiration date of the grant.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We anticipate that research and development expenses for the fourth quarter of 2013 will be lower than those incurred in the third quarter of 2013, due to lower clinical development expenses associated with Zalviso and our ARX-04 program. Research and development expenses in the third quarter of 2013 included a one-time NDA submission fee of $1.95 million for Zalviso. FDA regulations allow for the waiver of the NDA filing fee if the company is filing its first NDA and qualifies as a small business with less than 500 employees. The FDA requested the Small Business Administration, or SBA, to determine if AcelRx was a small business, and the SBA recently ruled that AcelRx could not qualify as a small business. The SBA came to this conclusion on the basis of determining that Three Arch, our largest venture investor, was an affiliate of AcelRx with an ownership of approximately 24%. As a result of this determination, the SBA assumed that Three Arch employees as well as employees of Three Arch’s portfolio companies were also employees of AcelRx. Taking all of these into account, we exceeded the 500 employee threshold.

AcelRx anticipates increases in 2013 in sales, general and administrative expense due to costs associated with commercial preparations for the launch of Zalviso in the U.S. and expansion of its corporate infrastructure to support a commercial launch. Total operating expenses for 2013 are anticipated to be modestly higher than they were in 2012.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Zalviso	$4,032	$5,546	$14,170	$12,354
ARX-04	468	86	1,730	380
Overhead	2,048	1,316	6,074	4,379

Total research and development expenses	$6,548	$6,948	$21,974	$17,113

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

Total research and development expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	%	2013	2012	Change	%
Research and development expenses	$6,548	$6,948	$(400)	(6)%	$21,974	$17,113	$4,861	28%

The $0.4 million decrease in research and development expenses during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily attributable to a decrease of $1.5 million related to Zalviso, due to the completion of our Phase 3 program, partially offset by a one-time $1.95 million NDA filing fee for Zalviso. There was an increase in our ARX-04 development program of $0.4 million and increases in personnel-related expenses, including stock-based compensation, of $0.7 million, which partially offset the decrease in Zalviso-related expenses.

The $4.9 million increase in research and development expenses during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to an increase of $1.8 million related to Zalviso, including a one-time NDA filing fee of $1.95 million, partially offset by an overall decrease in our Phase 3 clinical trial program expenses. In addition to the increase in Zalviso-related expenses, there was an increase of $1.4 million primarily related to Phase 2 clinical trial development for our ARX-04 program. The remaining increase was primarily related to an increase in personnel-related expenses, including stock-based compensation.

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

Total general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	%	2013	2012	Change	%
General and administrative	$2,310	$1,410	$900	64%	$6,571	$5,290	$1,281	24%

The increase in general and administrative expenses during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily attributable to an increase in personnel-related expenses, including stock-based compensation, of $0.4 million and $0.3 million in consulting services, primarily related to market research for Zalviso. The remaining increase related to legal services, primarily due to patent prosecution efforts for our expanding portfolio.

The increase in general and administrative expenses during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily attributable to an increase in personnel-related expenses, including stock-based compensation, of $0.6 million and $0.6 million for consulting and outside services, primarily related to market research for Zalviso.

Interest Expense

Total interest expense for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	%	2013	2012	Change	%
Interest expense	$348	$573	$(225)	(39)%	$1,205	$1,765	$(560)	(32)%

Interest expense for all periods pertains to interest on our loan and security agreement with Hercules, which expires in December 2014. Effective July 2012, we began paying down the outstanding balance in equal monthly payments of $742,000, which consist of principal and interest. The decrease in each comparative period was due to a lower average debt balance during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012.

Other income (expense), net

Other income (expense), net during the periods noted below consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012. The account also reflects the contingent put option liability associated with the loan and security agreement with Hercules and interest earned on our cash and investments balances.

Total other income (expense), net for the three and nine months ended September 30, 2013 and September 30, 2012 was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Other income (expense), net	$(2,328)	$183	$(2,511)	$(13,340)	$608	$(13,948)

The change in other income (expense) during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 was primarily attributable to the increase in the estimated fair value of our PIPE warrants, which is recorded as an expense. The fair value of the warrants are remeasured upon exercise and at the end of each reporting period utilizing the Black-Scholes option-pricing model, and the increase in the fair value was primarily driven by a higher share price of AcelRx common stock on September 30, 2013, compared to the share price on September 30, 2012. The share prices on September 30, 2013 and September 30, 2012 were $10.78 and $3.19, respectively.

The income during the three and nine months ended September 30, 2012 primarily reflected the decrease in fair value of the PIPE warrants, due to a lower stock price, and the decrease in fair value of the contingent put option liability associated with the loan and security agreement with Hercules.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception, and we expect to continue to incur significant losses and negative cash flows for the foreseeable future. We have funded our operations primarily through the issuance of equity securities and debt financings. From inception through September 30, 2013, we have received net proceeds of $54.9 million from the sale of convertible preferred stock, $138.1 million from the sale of common stock and $41.4 million from our debt arrangements.

As of September 30, 2013, we had cash, cash equivalents and investments totaling $76.0 million compared to $59.8 million as of December 31, 2012. The increase is due to an underwritten public offering completed in July 2013, pursuant to which we sold 4,370,000 shares of our common stock at a public offering price of $11.65 per share for an aggregate offering price of $50.9 million. As a result of the offering, we received net proceeds of $47.9 million, after underwriting discounts, commissions and other offering expenses.

The increase in cash, cash equivalents and investments was partially offset by capital required to fund our continuing operations, including advancement of our lead product candidate, Zalviso, through Phase 3 clinical trials and the submission of the NDA for Zalviso, which occurred on September 27, 2013. Our most significant use of capital pertains to salaries and benefits for our employees and clinical trial expenses related to our development programs.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(25,935)	$(18,783)
Net cash provided by (used in) investing activities	(4,838)	7,276
Net cash provided by financing activities	43,636	7,434

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

Cash used in operating activities of $25.9 million during the nine months ended September 30, 2013 reflected a net loss of $41.2 million, partially offset by aggregate non-cash charges of $17.0 million and a net change of $1.7 million in our net operating assets and liabilities. Non-cash charges primarily included $13.6 million for the increase in fair value of our PIPE warrant primarily due to a higher price of our common stock at September 30, 2013 compared to December 31, 2012, and $2.4 million for stock-based compensation. The net change in our operating assets and liabilities was primarily a result of a decrease in accrued liabilities of $1.6 million, a decrease in accounts payable of $1.0 million and a decrease in prepaid expenses of $1.0 million, all primarily related to the completion of our Phase 3 clinical trials for Zalviso.

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

During the nine months ended September 30, 2013, cash used in investing activities of $4.8 million was primarily as a result of $25.7 million for purchases of investments, partially offset by $22.2 million in proceeds from the maturity of investments.

During the nine months ended September 30, 2012, cash provided by investing activities of $7.3 million was primarily a result of $31.5 million in proceeds from maturity of investments, partially offset by $23.5 million for purchases of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of September 30, 2013, we had outstanding debt of $10.5 million.

During the nine months ended September 30, 2013, cash provided by financing activities of $43.6 million was primarily due to an underwritten public offering of our common stock, completed in July 2013, pursuant to which we issued an aggregate of 4,370,000 shares of common stock at an offering price of $11.65 per share, for net proceeds of $47.9 million. In addition, we received proceeds from the issuance of common stock through equity plans and the exercise of warrants for $1.5 million. These inflows were partially offset by payments of long-term debt of $5.8 million related to our loan and security agreement with Hercules.

During the nine months ended September 30, 2012, cash provided by financing activities of $7.4 million was primarily a result of the Private Placement, pursuant to which, on June 1, 2012, we issued an aggregate of 2,922,337 shares of common stock and PIPE warrants to purchase up to 2,630,103 shares of common stock for net proceeds of $9.1 million. These proceeds were partially offset by payments of long-term debt of $1.8 million related to our loan and security agreement with Hercules.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, ZalvisoTM. We have three additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, the Sufentanil/Triazolam NanoTab, or ARX-03, and Sufentanil Single-Dose Acute Pain NanoTab, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005, and as of September 30, 2013, we had an accumulated deficit of $163.2 million.

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

We have never generated any product or commercial revenue and may never be profitable.*

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. Other than the revenue received from the U.S. Army Medical Research and Materiel Command, or USAMRMC, for research and development reimbursement under the terms of the grant for ARX-04 we received from the USAMRMC, we do not anticipate generating revenues from sales of Zalviso until 2015, if ever. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development and regulatory environment, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are delayed in obtaining approval of, or launching, Zalviso, or are required by the United States Food and Drug Administration, or FDA, to perform trials in addition to those that we have completed.

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

We will require substantial additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, particularly preparation for the potential commercialization of Zalviso and future advancement of our other product candidates. As of September 30, 2013, we had working capital of $64.6 million. In July 2013, in an underwritten public offering of our common stock, we raised $47.9 million in net proceeds, after underwriting discounts, commissions and other estimated offering expenses.

We believe that our current cash, cash equivalents and investment balances, including the net proceeds from our equity offering in July 2013, will be sufficient to fund our current operations through at least 2014. We may be able to extend this time period to the extent that we can access additional capital through equity offerings, including our Sales Agreement with MLV. However, we will need to raise additional funds following this offering to support our future operations, and such funding may not be available to us on acceptable terms, or at all. Additionally, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, we believe that our existing cash resources, including the net proceeds from our equity offering in July 2013, based on our current estimates, are adequate to fund potential regulatory approval of Zalviso both in the United States and Europe, and to continue preparation for the potential commercial launch of Zalviso in the United States. However, our planned regulatory filings and commercialization efforts may encounter technical or other difficulties that could increase our development costs more than we expected. The FDA may not accept our Zalviso NDA for filing, and subsequent to the submission of the NDA, the FDA could require us to complete further studies, which would require additional capital before we receive our regulatory approval, if at all. In any event, we will require substantial additional capital to obtain regulatory approval for, and to commercialize, our product candidates, including Zalviso. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our product candidates. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of or eliminate one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

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

In June 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The interest rate is 8.50%, with the initial 12 months of the facility requiring interest only payments. The notes issued pursuant to the loan and security agreement mature on December 1, 2014. According to the terms of the Hercules agreement, beginning on July 1, 2012, we began repaying Hercules principal, with equal monthly payments of $742,000, consisting of both principal and interest payments, until the maturity date of the loan in December, 2014. As of September 30, 2013, our outstanding debt balance related to the Hercules agreement was $10.5 million. We granted Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property, where the security interest is limited to proceeds of intellectual property.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of Zalviso, which may not receive regulatory approval or be successfully commercialized.*

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize Zalviso for the management of moderate-to-severe acute pain in patients in the hospital setting. Our Phase 3 program consisted of three Phase 3 clinical trials. We have reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the FDA on September 27, 2013. There is no guarantee that the NDA will be successfully filed by the FDA. The FDA has advised us that they will conduct a preliminary review of the NDA within 60 days of receipt, but may determine that the application is not sufficiently complete to permit a substantive review, and will not file the NDA until appropriate modifications are made by us, if at all. In addition, there is no guarantee that the NDA will be successfully approved by the FDA. For example, the FDA could require us to complete further studies, which could delay or preclude any approval of the NDA and would require us to obtain significant additional funding.

Our proposed tradename of Zalviso has not received final approval from FDA, which must approve all drug tradenames to avoid medication errors and misbranding. Any brand recognition or goodwill that we establish with the name Zalviso prior to approval may be worthless if the FDA rejects this tradename.

Any delay in filing, or approval by the FDA, of the Zalviso NDA may negatively impact our stock price and harm our business operations. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for Zalviso, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

Additional time may be required to obtain regulatory approval for Zalviso because it is a drug/device combination. *

Zalviso is a drug/device combination product candidate with both drug and device components submitted in the investigational new drug, or IND, application. Based on our discussions with the FDA, we believe that Zalviso is viewed as a combination product by the FDA, and both drug and device components will be required for review as part of our NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as Zalviso. As a result, we have in the past and may in the future experience delays in the development and commercialization of Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA.

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

In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. Any significant delay in the acceptance, review or approval of an NDA that we have submitted would have a material adverse effect on our business and financial condition.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, we have submitted our NDA seeking approval of Zalviso for the management of moderate-to-severe acute pain in patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

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

Manufacturing issues may arise that could delay or increase costs related to product and regulatory approval and commercialization.*

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

Early stage development and manufacture of clinical supplies were conducted at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings, and where we have conducted late stage development and manufacture of Zalviso registration stability lots, which were utilized in Phase 3 clinical trials. The new facility at Patheon in Cincinnati, Ohio has been qualified; however, we have not yet produced commercial supplies out of this facility and we may encounter difficulties in production at the new facility, which may adversely affect our clinical and commercial plans.

We have limited experience manufacturing the Zalviso device on a clinical scale, no experience on a commercial scale and do not own or operate a manufacturing facility. *

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. If, due to regulatory request or commercial demand, we need to modify the Phase 3 device, we may incur higher costs and experience delay in regulatory approval and/or commercialization of Zalviso. Furthermore, if the identified changes to the device are substantial, we may need to conduct further clinical trials in order to have the commercial device approved by the FDA.

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

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business. *

We utilized CROs for the conduct of our Phase 3 clinical trials of Zalviso and for the Phase 2 clinical trial of ARX-04 and to assist us in preparing the New Drug Application, or NDA, which we submitted to the FDA in the third quarter of 2013. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for Zalviso and our other product candidates, as well as the execution of nonclinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our potential competitors for ARX-02 include products approved in the United States for cancer breakthrough pain, including: ACTIQ and FENTORA, currently manufactured by Teva Pharmaceuticals; Onsolis, currently manufactured by BioDelivery Sciences International, Inc.; Abstral, currently manufactured by ProStrakan Group plc; Lazanda, currently manufactured by Archimedes Pharma Limited; Subsys, currently manufactured by Insys Therapeutics, Inc., as well as products approved in Europe, including Instanyl, currently manufactured by Nycomed International Management GmbH. The active ingredient in all approved products for cancer breakthrough pain is fentanyl. Additional potential competitors for ARX-02 include products in late stage development for cancer breakthrough pain, such as Fentanyl TAIFUN, currently manufactured by Akela Pharma, Inc.

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

We have not yet produced commercial supplies and we may encounter difficulties in production, which may adversely affect our clinical and commercial plans.*

Early development and clinical trial manufacturing was conducted at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of NanoTabs. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at Patheon, Cincinnati. However, we have not yet produced commercial supplies at this facility and we may encounter difficulties in production at the new facility, which may adversely affect our clinical and commercial plans.

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

The facilities of any of our future manufacturers of sufentanil-containing NanoTabs must be approved by the FDA before approval of Zalviso and our other product candidates for commercial distribution. We do not fully control the manufacturing process of sufentanil NanoTabs and are completely dependent on these third party manufacturing partners for compliance with the FDA’s requirements for manufacture. In addition, although our third party manufacturers are well established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of sufentanil NanoTabs, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approval for Zalviso. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations. *

As of September 30, 2013, we had 27 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors, particularly in preparation for the commercial launch of Zalviso if our NDA submission is approved by the FDA. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected. *

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of October 15, 2013, we were the owner of record of 19 issued patents worldwide. These issued patents cover AcelRx’s sufentanil Nanotab™, medication delivery devices and platform technology, and include nine issued U.S. patents, three issued European patents with 27 national registrations and seven issued patents in other international territories including Japan and China. These issued patents are expected to provide coverage through 2027 – 2031.

In addition, we are pursuing a number of U.S. non-provisional patent applications and foreign national applications directed to our product candidates. One of our issued U.S. patents, Patent Number 8,357,114, covers key features of our Zalviso (ARX-01) PCA device, but we have not yet obtained any issued patents that provide protection for key features of our ARX-02, ARX-03 and ARX-04 SDAs independent of the drug composition used in them. We have received a Notice of Allowance for two of our pending U.S. applications that include claims covering key features of our ARX-02, ARX-03 and ARX-04 SDA device. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile. *

Since our initial public offering, or IPO, in February 2011, the trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any adverse development or perceived adverse development with respect to the FDA’s filing or review of the NDA for Zalviso;

•	any delay in submitting an NDA for any of our other product candidates and any adverse development or perceived adverse development with respect to the FDA’s filing or review of that NDA;

•	adverse results or delays in future clinical trials;

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

Until recently our common stock has thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares. *

Until recently, we had a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the first quarter of 2013 was approximately 275,000 shares per day. A more active market for our stock has only recently developed and may not be sustained. For example, the average daily trading volume in our common stock on NASDAQ during the third quarter of 2013 was approximately 600,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall. *

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of September 30, 2013, we had 43,039,269 shares of common stock outstanding, all of which is eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the Company issued 94,161 shares of common stock upon the net exercise of a warrant by Hercules Technology Growth Capital, Inc. The warrant was initially exercisable into 137,254 shares of common stock and was issued in June 2011 in connection with a debt facility in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The shares were issued pursuant to a “cashless” exercise of warrants and the Company received no proceeds.

In July 2013, the Company issued 76,765 shares of common stock upon the cash exercise of a warrant by Capital Ventures International. The warrant was initially exercisable into 76,765 shares of common stock and was issued in June 2012 in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shares issued upon conversion of the warrants were issued in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

In August 2013, the Company issued 670,460 shares of common stock upon a partial net exercise of warrants by OTA, LLC. The warrants were initially exercisable into 1,058,824 shares of common stock and were issued in June 2012 in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The shares were issued pursuant to a “cashless” exercise of warrants and the Company received no proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

10.1+	Supply Agreement with Mallinckrodt LLC, effective as of May 31, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

+	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2013	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ James H. Welch
James H. Welch
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of the Document

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.(1)

3.2	Bylaws of the Registrant, currently in effect.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.(3)

4.3	Amended and Restated Investor’s Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.(4)

4.4	Warrant to Purchase Stock of the Registrant, issued to Wells Fargo Bank, N.A., dated March 15, 2007.(5)

4.5	Warrant to Purchase Preferred Stock of the Registrant, issued to Pinnacle Ventures II Equity Holdings, L.L.C., dated September 16, 2008.(6)

4.6	Warrant to Purchase Stock issued to Hercules Technology II, L.P., dated as of June 29, 2011. (7)

10.1+	Supply Agreement with Mallinckrodt LLC, effective as of May 31, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Document **

+	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on February 18, 2011.
(2)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 7, 2011.
(3)	Incorporated herein by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on January 31, 2011.
(4)	Incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(5)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(6)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, as amended (File No. 333-170594), as filed with the SEC on November 12, 2010.
(7)	Incorporated herein by reference to Exhibit 4.4 to the Registrant’s current report on Form 8-K (File No. 001-35068), as filed with the SEC on June 30, 2011.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.