Form 10-K
period 2013-12-31
ACELRX PHARMACEUTICALS INC
filed 2014-03-17
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer ☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the NASDAQ Global Market on that date, was approximately $180,565,000. The calculation excludes 17,958,578 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 25, 2014, the number of outstanding shares of the registrant’s common stock was 43,181,363.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACELRX PHARMACEUTICALS, INC.

2013 ANNUAL REPORT ON FORM 10-K

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc.

ACELRX and “ACCELERATE.INNOVATE.ALLEVIATE.” are registered trademarks of AcelRx Pharmaceuticals, Inc. Other trademarks of AcelRx Pharmaceuticals, Inc., including ZALVISO, appearing in this prospectus are the property of AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

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

•

our ability to obtain and maintain regulatory approval of Zalviso and other product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

our ability to obtain funding for our operations, including funding necessary for the planned commercialization and manufacturing of Zalviso in the United States and advancement of clinical trials for other product candidates including our planned Phase 3 clinical program for ARX-04;

•	the potential achievement of collaboration milestones, including the approval of the Marketing Authorization Application for Zalviso in the European Union and the timing thereof;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our ability to obtain and maintain intellectual property protection for our product candidates.

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

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. Our lead product candidate, ZalvisoTM, formerly known as the Sufentanil NanoTab PCA System, or ARX-01, is currently under review by the FDA for marketing approval, and is designed to improve the management of moderate-to-severe acute pain in patients in the hospital setting. The current standard of care for patients with moderate-to-severe pain in the hospital is intravenous patient-controlled analgesia, or IV PCA, which has been shown to cause harm and inconvenience to patients following surgery because of the side effects of commonly used IV PCA opioids, the invasive IV needle route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps.

Zalviso

Zalviso is an investigational pre-programmed, non-invasive, handheld system that allows hospital patients with moderate-to-severe acute pain to self-dose with sublingual sufentanil NanoTabs to manage their pain. Zalviso is designed to address the needs of patients with moderate-to-severe pain in the hospital setting by offering:

•	A high therapeutic index opioid: Zalviso uses the high therapeutic index, highly lipophilic opioid, sufentanil, enabling delivery via a non-intravenous route, and also supporting fast onset of effect.

•

A non-invasive route of delivery: The sublingual route of delivery used by Zalviso provides rapid onset of analgesia, therefore eliminating the risk of IV-related analgesic gaps and IV complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV PCA infusion pump through IV tubing, Zalviso allows for ease of patient mobility.

•	A simple, pre-programmed PCA solution: Zalviso is a pre-programmed PCA system designed to eliminate the risk of programming errors.

Based on the successful results of our Phase 3 clinical program for Zalviso, we submitted a New Drug Application, or NDA, for Zalviso in September 2013 and, in December 2013, we announced that the U.S Food and Drug Administration, or FDA, accepted for filing the Zalviso NDA. In addition, the FDA has established a Prescription Drug User Fee Act, or PDUFA, action date of July 27, 2014 for AcelRx’s Zalviso NDA. Assuming successful approval of our NDA on or around the PDUFA action date, we anticipate generating the first commercial sales of Zalviso in the United States in the first quarter of 2015.

The 505(b)(2) NDA submission for Zalviso is based on a development program that includes data from seven Phase 1 studies, three Phase 2 clinical trials, and three Phase 3 clinical trials. The Phase 3 trial program included two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA with morphine. Zalviso successfully achieved the primary efficacy endpoints for each of these trials. A summary of the Phase 3 trials and results is as follows:

•

Active comparator trial (IAP 309)—in November 2012, we reported top-line data demonstrating that Zalviso met its primary endpoint of non-inferiority in a Phase 3 open-label active comparator trial designed to compare the efficacy and safety of Zalviso (15 mcg/dose, 20 minute lock-out) to IV PCA with morphine (1mg/dose, 6 minute lock-out) for the treatment of moderate-to-severe acute post-operative pain immediately following major abdominal or orthopedic surgery.

•

Double-blind, placebo-controlled, abdominal surgery trial (IAP 310)—in March 2013, we reported top-line data demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major open abdominal surgery. Adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 178 adult patients at 13 U.S. sites.

•

Double-blind, placebo-controlled, orthopedic surgery trial (IAP 311)—in May 2013, we reported top-line data demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major orthopedic surgery. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 426 adult patients at 34 U.S. sites. Treatment-emergent adverse events were generally mild to moderate in nature and similar for the majority of adverse events between Zalviso and placebo-treated patients, despite the shorter duration of exposure in the placebo-treated patients caused by early termination due to inadequate analgesia.

As noted above, assuming successful approval of our NDA on or about the PDUFA action date, we anticipate launching the commercial sale of Zalviso in the United States in the first quarter of 2015.

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in the management of moderate-to-severe acute pain within a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Asia and Latin America.

Under the terms of the agreement, AcelRx received an upfront cash payment of $30 million. AcelRx is eligible to receive approximately $220 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements obtained by Grünenthal. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. AcelRx will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

ARX-04

We are also developing a Sufentanil Single-Dose NanoTab, or ARX-04, for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in settings of acute pain, such as on the battlefield, in the emergency room or in ambulatory care facilities. In December 2013, we completed an End of Phase 2 Meeting with the FDA to identify a Phase 3 program pathway forward for evaluation of ARX-04. This definition of the Phase 3 program allows us to continue to refine Phase 3 protocols with the FDA in the coming months, with the goal of initiating Phase 3 studies for ARX-04 in the second half of 2014.

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

Results demonstrated that patients receiving 30 mcg sufentanil NanoTab doses, administered by a healthcare professional, no more frequently than once per hour, had significantly greater pain reduction as measured by Summed Pain Intensity Difference to baseline during the 12-hour trial period (SPID-12) than placebo-treated patients (p=0.003). The 20 mcg sufentanil-treated patients did not achieve SPID-12 scores that differentiated from placebo.

Adverse events, or AEs, reported in the trial were generally mild-to-moderate in nature, with two serious adverse events, or SAEs, of post-surgical infection reported, both of which were determined by the investigator to be unrelated to trial drug.

Research and development of ARX-04, including the Phase 2 trial and pre-Phase 3 development, was funded by a $5.6 million grant from the U.S. Army Medical Research and Materiel Command, or USAMRMC. As of December 31, 2013, we had recognized the full amount of the grant of $5.6 million.

ARX-02 and ARX-03

In addition to Zalviso and ARX-04, our product candidate pipeline consists of two other sufentanil-based product candidates. The Sufentanil NanoTab Breakthrough Pain, or BTP, Management System, or ARX-02, is a pain management system for the treatment of cancer patients who suffer from BTP. The Sufentanil/Triazolam NanoTab, or ARX-03, is a single, fixed-dose, combination drug product designed to provide mild sedation, anxiety reduction and pain relief for patients undergoing painful procedures in a physician’s office. We have successfully completed Phase 2 clinical trials for ARX-02 and ARX-03. Future development of ARX-02 and ARX-03 is contingent on identification of corporate partnership resources.

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

Our portfolio of product candidates leverages the above mentioned advantages of sufentanil delivered via the sublingual route. We believe our non-invasive, proprietary NanoTab sublingual dosage form potentially overcomes many of the limitations of current treatment options available for both acute and breakthrough pain.

None of our product candidates have been approved by the United States Food and Drug Administration, or FDA. We have not generated any revenue from the sale of any of our product candidates.

Sublingual Delivery of Sufentanil: Summary of Phase 1 Clinical Studies Results

We have completed seven Phase 1 studies with our proprietary sublingual sufentanil NanoTabs to support our four product candidates under development. These studies demonstrated desirable and consistent pharmacokinetic, or PK, parameters, including:

•	relatively high bioavailability via the oral mucosa and very low gastrointestinal, or GI, bioavailability;

•	prolonged plasma levels relative to IV delivery;

•	PK parameters proportional to dose across a wide range of doses (2.5 mcg to 80 mcg);

•	lower peak plasma concentration, or Cmax, than IV delivery;

•	time to maximum plasma concentrations, or Tmax, range from 20 to 120 minutes;

•	while clearance increased in younger patients and heavier patients, clearance was not affected by race, sex, renal or hepatic parameters or concomitant CYP3A4 substrates;

•	slightly increased Cmax and prolonged half-life with concomitant administration of the CYP3A4 inhibitor ketoconazole;

•	lack of drug accumulation with repeat-dosing and achievement of steady-state plasma concentrations after the 13th dose (with 20 minutes between dosings);

•	relatively low patient to patient variability in Tmax and Cmax; and

•	repeat dosing PK that supports a 20-minute minimum re-dosing interval.

The chart below illustrates the PK profile of sublingual sufentanil NanoTab compared to IV delivery of sufentanil from one of our completed Phase 1 PK studies.

In summary, we have demonstrated that sublingual delivery of sufentanil avoids the high peak plasma levels and short duration of action of IV administration, potentially enabling broader use of sufentanil. Our proprietary NanoTab dosage form is a very small disc-shaped tablet with a bioadhesive excipient, or inactive ingredient, that enables the NanoTab to adhere to mucosal tissues. When placed under the tongue, the NanoTab imbibes saliva, adhering it to the sublingual tissues and forming a hydrogel patch. Sufentanil, from the NanoTab, rapidly depots into the fatty tissues under the tongue. The drug then absorbs into the plasma over several hours at roughly the same rate as it is being redistributed and/or cleared from the plasma resulting in a plateau plasma concentration from approximately 20 to 120 minutes. The NanoTab fully disintegrates within 5-10 minutes. The small size of the NanoTab, pictured above, is designed to minimize the saliva response and amount of sufentanil swallowed, resulting in high oral transmucosal uptake, whereby a majority of the drug is absorbed via the oral tissues ultimately into the bloodstream, and thereby provides consistent pharmacokinetics.

Our Product Candidates

The following table summarizes key information about our existing product candidates for which we currently hold worldwide commercialization rights.

Product Candidate	Description	Target Indication	Development Status
Zalviso	Sufentanil NanoTab PCA System	Moderate-to-severe acute pain in the hospital setting

•   NDA submitted to the FDA in September 2013 and accepted for filing by the FDA in December 2013, with a PDUFA action date set for July 27, 2014.

•   Completion of the Phase 3 clinical development program, which consisted of three trials, each of which achieved their primary endpoint. A summary of the trials is as follows:

•   In November 2012, we reported results from an open-label active comparator Phase 3 clinical trial (IAP 309) comparing Zalviso to the current standard of care, IV PCA morphine, in patients with acute post-operative pain following open-abdominal surgery or major orthopedic surgery, demonstrating that this trial met its primary endpoint of non-inferiority.

•   In March 2013, we reported results from a double-blind placebo-controlled efficacy and safety Phase 3 clinical trial (IAP 310) in patients with acute post-operative pain following open-abdominal surgery, demonstrating that this trial met its primary endpoint.

•   In May 2013, we reported results from a double-blind placebo-controlled efficacy and safety Phase 3 clinical trial (IAP 311) in patients with acute post-operative pain following major orthopedic surgeries, demonstrating that this trial met its primary endpoint.

ARX-04	Sufentanil Single-Dose NanoTab	Moderate-to-severe acute pain

•   In April 2013, we reported that a Phase 2 trial of ARX-04 in patients after bunionectomy surgery achieved its primary endpoint, identifying that 30 mcg of sufentanil delivered sublingually no more frequently than once per hour could control pain over a 12 hour period.

•   End of Phase 2 Meeting completed in December 2013. Phase 3 protocol development is underway, with a view to initiate Phase 3 study in the second half of 2014.

Product Candidate	Description	Target Indication	Development Status

ARX-02	Sufentanil NanoTab BTP Management System	Cancer breakthrough pain	• Phase 2 clinical trial and End of Phase 2 meeting completed. • Future development contingent upon identification of corporate partnership resources.

ARX-03	Sufentanil/Triazolam NanoTab	Mild sedation and pain relief during painful procedures in a physician’s office	• Phase 2 clinical trial and End of Phase 2 meeting completed. • Future development contingent upon identification of corporate partnership resources.

Zalviso—Sufentanil NanoTab PCA System

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

The Market Opportunity for Zalviso

According to the 2012 Decision Resources Acute Pain Report, or 2012 DR Report, the acute pain market (represented by treatments for post-operative pain, acute musculoskeletal pain and cancer breakthrough pain) in the United States, Europe and Japan realized 2011 revenues of $14.5 billion, and is expected to reach approximately $17.4 billion by 2021. Opioid analgesic use dominates the management of acute pain, representing 39% of the 2011 market, and is projected to grow to 41% of the 2021 market. Post-operative acute pain treatment in the US is projected to grow significantly in the 2011 to 2021 period, from management of 13.3 million procedures in 2011 to 15.6 million procedures in 2021, a 1.6% CAGR. Despite its size, this market remains underserved. Studies report that up to 75% of patients experience inadequate pain relief after surgery. Inadequate pain relief can lead to decreased mobility, which increases the risks of other medical complications, including deep vein thrombosis and partial lung collapse, and can result in extended hospital stays. The 2012 DR Report supports this finding, identifying that the top attributes for physician selection of a new drug for acute pain in the United States, Europe and Japan are as follows: (1) Superior efficacy in pain (81% of respondents); (2) Superior Safety (39%); (3) Superior tolerability (38%); (4) Improvement in patient quality of life (36%); (5) Superior onset of effect (29%). Additionally, based on an analysis of data published in 2008 from the World Health Organization, we estimate that there are approximately 27 million surgical procedures annually in other moderate-to-high per capita healthcare expenditure nations in which patients experience moderate-to-severe pain.

The 2012 DR Report identifies that surgeons in the United States use on average approximately 1.6 analgesic agents in their acute post-operative pain patients, with approximately 90% of patients receiving an opioid based analgesic agent. In the US, we estimate that approximately one third of all procedures conducted are orthopedic in nature, one third are gastrointestinal, obstetric or gynecologic, and the remaining third are a mix of spinal, cardiothoracic and other procedures. Commissioned market research targeting surgeons and anesthesiologists has identified a consistent positive response to the attributes of Zalviso and indicates an interest in using Zalviso in at least 75% of their eligible patients. Additional market research indicated that physicians expressed interest in using Zalviso for patients who stay in the hospital for less than 24 hours and are not traditionally treated with IV PCA. Regardless of size or affiliation of hospitals, the majority of Pharmacy and Therapeutics, or P&T, committees we surveyed were likely to review and approve Zalviso, subject to demonstration of satisfactory pharmacoeconomic value.

How Zalviso Addresses the Unmet Medical Need in Moderate-To-Severe Acute Pain Management in a Hospital Setting

Hospitalized patients in moderate-to-severe acute pain could significantly benefit from the following items:

•	more rapid onset of analgesia;

•	fewer medication errors, especially relating to the use of opioids;

•	fewer side effects, including infection and bleeding risks due to invasive routes of delivery;

•	enhanced ability for patients to ambulate after surgery and avoid falls; and

•	patient control over their pain medication which has been shown to increase patient satisfaction.

For example, epidural catheters delivering local anesthetic are invasive and have a significant risk of lower extremity weakness and tethering the patient to a pump attached to an IV pole, creating multiple mobility impediments and fall risks; nerve blocks of the lower extremities (e.g., femoral nerve blocks) are also invasive and create weakness and fall risks; oral multimodal analgesia is not patient-controlled, is nurse-intensive and suffers from slow onset of action. While IV PCA does allow patient control over their pain medication, it suffers from the following:

•	side effects associated with the most commonly used opioid, morphine, and its active metabolites;

•	infection risk, analgesic gaps and decreased mobility associated with the invasive nature of IV delivery; and

•	medication errors, which in some instances may be fatal, due to the complexity of IV PCA pumps, many of which arise from programming errors.

In our clinical studies, Zalviso has demonstrated the following attributes:

•

a rapid onset of effect in comparison to intravenous delivery of morphine, and an ability to control pain as a monotherapy after moderate to severely painful surgeries such as knee replacement or colectomies;

•	an ability for young and old patients alike to use Zalviso;

•	a low rate of severe adverse event experiences;

•	a rate of adverse events that is similar to a placebo treated patient population, with the exception of opioid induced itching;

•	a high level of Patient Satisfaction as a result of Zalviso usage under patient control to manage pain after surgery over 48 to 72 hours; and

•	a high Nurse Ease of Care rating for ease of set-up and use of Zalviso by the health care professional.

According to published literature, the estimated annual error rate is 407 errors per 10,000 people treated with IV PCA in the United States. Published analysis of MEDMARX from 2000 to 2005 reveals that IV PCA errors represent a four-fold higher relative risk of harm compared to all other medication errors. The most recent published analysis of the FDA MAUDE database reports that 5% of IV PCA operator errors reported during a two-year index period, from 2002 to 2003, resulted in patient deaths. Approximately 56,000 adverse events were reported to the FDA between 2005 and 2009, prompting 70 Class II recalls of infusion pump devices that could cause temporary or reversible adverse effects and 14 Class I recalls of infusion pump devices that could cause serious injury or death. These issues with infusion pumps have resulted in the issuance of new draft guidance by the FDA, significantly increasing the data required to be submitted by IV PCA pump manufacturers to address safety problems.

Zalviso has the potential to address many of the key disadvantages of IV PCA, including:

•	eliminating the risk of IV PCA related infections, reducing analgesic gaps and enhancing mobility; and

•	eliminating the risk of programming errors.

We believe that Zalviso provides a favorable safety, efficacy and tolerability profile, potentially enabling Zalviso to become a new standard of care for moderate to severe acute pain control via patient controlled analgesia.

Zalviso Description

The benefits of Zalviso are the result of combining the following three elements:

•	sufentanil, a high therapeutic index opioid;

•	NanoTabs, our proprietary, non-invasive sublingual dosage form; and

•	our novel, pre-programmed, handheld PCA device that enables simple patient-controlled delivery of NanoTabs in the hospital setting and eliminates the risk of programming errors.

Zalviso allows patients to self-administer sublingual sufentanil NanoTabs as needed to manage their moderate-to-severe acute pain in the hospital setting, and provides the record-keeping attributes of a conventional IV PCA pump while avoiding some of the key issues, such as programming errors, associated with conventional IV PCA use.

Zalviso utilizes sufentanil, which has one of the highest therapeutic indices of all commercially available opioids, making it an attractive candidate for the management of post-operative pain. Formulated in our proprietary sublingual NanoTab dosage form, sufentanil provides for relatively high bioavailability, with lower peak drug levels and a longer duration of action compared to IV delivery.

The Zalviso delivery system consists of the following components: a disposable dispenser tip (Figure A); a disposable dispenser cap (Figure B); an adhesive thumb tag (Figure C); a stack of 40 sufentanil 15 mcg NanoTabs (approximately a two-day supply) in a disposable radio frequency identification and bar-coded cartridge (Figure D); a reusable, rechargeable handheld controller (as pictured, nurse-side view) (Figure E); a tether (Figure F); and an authorized access card (Figure G).

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

Scheduled drugs, when they are under patient control in a hospital setting, must be secured and have adequate dose access control and tracking mechanisms. Our novel handheld PCA device has the following safety features:

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

To set up Zalviso, the nurse or healthcare professional turns on the controller and follows the simple step-by-step instructions on the color graphical user interface screen described below:

•	retrieve the NanoTab cartridge from secure drug storage;

•	lock the cartridge and dispenser into the controller; and

•	set up the secure patient access system, which is comprised of a security tether and a wireless, electronic, adhesive thumb tag that acts as a single-patient identification key.

To use Zalviso, the patient would:

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

Zalviso—Development Status

Based on the successful results of our Phase 3 clinical program for Zalviso, we submitted an NDA for Zalviso in September 2013 and, in December 2013, the U.S Food and Drug Administration, or FDA, accepted for filing the Zalviso NDA. In addition, FDA has established a Prescription Drug User Fee Act, or PDUFA, action date of July 27, 2014 for AcelRx’s NDA for Zalviso. Assuming successful approval of our NDA on or around the PDUFA action date, we anticipate the first commercial sale of Zalviso in the United States to be in the first quarter of 2015.

The 505(b)(2) NDA submission for Zalviso is based on a development program that includes data from three Phase 3 clinical trials, including two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA morphine. Zalviso successfully achieved the primary efficacy endpoints for each of these trials.

In December 2013, we announced a commercial collaboration with Grünenthal GmbH, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Latin America and Asia.

Under the terms of the agreement, we received an upfront cash payment of $30.0 million. We are eligible to receive approximately $220 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

Zalviso—Clinical Program

Summary

Our Phase 3 program for Zalviso consisted of three Phase 3 clinical trials. We have reported positive top-line results from each of the three clinical trials. Prior to our Phase 3 program, we completed three successful Phase 2 clinical trials of sufentanil NanoTabs in the post-operative setting. These Phase 2 clinical trials demonstrated analgesic efficacy over a 12-hour study period, a low adverse event profile and excellent device functionality. During our End of Phase 2 meeting with the FDA, the FDA stated that the demonstration of efficacy versus placebo in two Phase 3 clinical trials with a total safety database of at least 600 patients exposed to the active drug should suffice to support a new drug application, or NDA. We have designed our Phase 3 clinical trials based on the feedback from the FDA.

Phase 3 Clinical Trials for Zalviso

Active comparator trial (IAP 309)

In November 2012, we reported top-line data showing that Zalviso had met its primary endpoint of non-inferiority in the Phase 3 open-label active comparator trial designed to compare the efficacy and safety of Zalviso (15 mcg/dose) to IV PCA with morphine (1mg/dose) for the treatment of moderate-to-severe acute post-operative pain. Utilizing a randomized, open-label, parallel group design, this trial enrolled 359 adult patients at 26 U.S. sites for the treatment of pain immediately following open-abdominal or major orthopedic surgery (hip and knee replacement). Patients were randomized 1:1 to treatment with Zalviso or IV PCA morphine and were treated for a minimum of 48 hours and up to 72 hours.

Regarding disposition and safety assessments, throughout the course of the trial, 7.3% of patients treated with Zalviso dropped out of the trial prematurely due to lack of efficacy compared to 8.9% of patients treated with IV PCA morphine. Additionally, 7.3% of the patients treated with Zalviso dropped out of the trial due to an adverse event compared to 10.0% of the IV PCA morphine patients. We observed 13 patients who experienced serious adverse events, or SAEs, in the trial, of whom three patients experienced serious adverse events assessed as possibly or probably related to the trial drug, one was related to Zalviso and two were related to IV PCA morphine. Overall the adverse events were similar between the two groups, however, continuous oxygen saturation monitoring demonstrated a lower percentage of patients with desaturations below 95% in the Zalviso group compared to IV PCA morphine (p = 0.028).

The primary endpoint for the trial was a comparison of the patient’s response using the Patient Global Assessment, or PGA, of method of pain control over the 48-hour trial period between the patients treated with Zalviso and IV PCA morphine. The PGA uses a 4-point scale of poor, fair, good or excellent to rate each method of pain control. The primary endpoint was determined by measuring the proportion of patients who responded “good” or “excellent” using the PGA to rate their method of pain control. An overview of the top-line primary endpoint results of this Phase 3 clinical trial demonstrates that:

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

•

The assessment of non-inferiority was based on a lower limit of—15% for the 95% confidence interval, or CI, around the difference between these percentages. Because the 95% CI was +3.7% to +22.1% for the 48 hour PGA and therefore did not cross the zero difference line, a secondary comparison of the primary endpoint, specifically a statistical analysis of superiority could be performed. In this trial, Zalviso was statistically superior to IV PCA morphine for the PGA endpoint (p=0.007). Statistically superior PGA was also seen at the 24 hour and 72 hour time points.

A number of secondary endpoints were also evaluated, including pain intensity difference, or PID, and pain relief at each evaluation time point, comparison of individual PGA ratings, a Healthcare Professional Global Assessment, or HPGA, of method of pain control, dropouts from the trial due to inadequate analgesia and adverse events, and Patient and Nurse Ease of Care Questionnaires using a validated questionnaire methodology specifically to evaluate PCA systems.

Zalviso had a significantly more rapid onset of action based on both PID and pain relief scores from 1 to 4 hours after initiation of dosing compared to IV PCA morphine (PID: p < 0.001 for 1 and 2 hours and p = 0.002 at 4 hours; pain relief: p = 0.003 at 1 hour and p < 0.001 at 2 and 4 hours). Zalviso achieved a PGA rating of “excellent” in 42.9% of treated patients, compared to 30.6% for IV PCA with morphine, with a p-value of 0.016.

The Healthcare Professional Global Assessment, or HPGA, was measured at 24, 48 and 72 hours, and produced similar results to the Patient Global Assessment. HPGA ratings of “good” or “excellent” at 48 hours were 81.4% for Zalviso compared to 70.0% for IV PCA morphine. An assessment of non-inferiority was conducted and demonstrated that Zalviso was non-inferior to IV PCA morphine (p < 0.001) in the trial. Because the 95% CI was +2.6% to +20.2% for the 48 hour HPGA and therefore didn’t cross the zero difference line, a statistical analysis for superiority could be performed, which demonstrated that for this trial, Zalviso was statistically superior to IV PCA morphine for the HPGA endpoint at 48 hours (p=0.012). Statistically superior HPGA was also seen at the 24 hour and 72 hour time points.

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

An overview of results of the Patient and Nurse Questionnaires results includes:

•

Patients in the trial reported that they had significantly greater Overall Satisfaction with Zalviso compared to IV PCA morphine (4.15 vs. 3.84, respectively, out of a 0 to 5 scale, with a p-value equal to 0.004).

•	Patients in the trial reported that they had greater Overall Ease of Care with Zalviso compared to IV PCA morphine (4.45 vs. 4.07, respectively, out of a 0 to 5 scale, with a p-value less than 0.001).

•

Nurses managing patients in the trial reported they had significantly greater Overall Satisfaction with Zalviso compared to IV PCA morphine (3.92 vs. 3.35, respectively, out of a 0 to 5 scale, with a p-value less than 0.001).

•

Nurses managing patients in the trial reported they had greater Overall Ease of Care with Zalviso compared to IV PCA morphine (4.27 vs. 3.82, respectively, out of a 0 to 5 scale, with a p-value equal to 0.017).

As noted above, additional subscale analyses were performed related to the Overall Ease of Care with Zalviso as reported by both nurses and patients. The results, as detailed in the tables below, demonstrate that all Patient Ease of Care subscales were significantly higher for Zalviso than for IV PCA morphine in the trial. For the Nurse Ease of Care subscales, nurses rated Zalviso significantly less bothersome than IV PCA morphine and there was a trend towards Zalviso being less time consuming than IV PCA morphine.

Patient Ease of Care

Subscale (0-5 scale)	Zalviso	IV PCA morphine	p Value
Confidence with Device	4.69	4.51	0.015
Comfort with Device	4.47	4.33	0.041
Impact on Movement	4.73	3.88	<0.001
Dosing Confidence	4.74	4.47	0.003
Pain Control	3.58	3.16	0.004
Knowledge and Understanding	4.47	4.05	<0.001

Nurse Ease of Care

Subscale (0-5 scale)	Zalviso	IV PCA morphine	p Value
Time consuming	0.92	1.24	0.076
Bothersome	0.54	1.09	0.006

Double-blind, placebo-controlled, abdominal surgery trial (IAP 310)

In March 2013, we reported top-line data results demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major open abdominal surgery. Adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 178 adult patients at 13 U.S. sites for the treatment of acute post-operative pain immediately following major abdominal surgery. Patients were treated for post-operative pain for a minimum of 48 hours, and up to 72 hours. Patients were randomized 2:1, with 119 patients randomized to sufentanil treatment and 59 to placebo treatment. Both treatments were delivered by the patient, as needed, using Zalviso with a 20-minute lock-out period. Patients in both groups could receive up to 2 mg morphine intravenously per hour as a rescue medication, the primary purpose of this rescue medication being to provide placebo-treated patients access to pain medication to enable them to stay in the trial as long as possible. Pre-rescue pain scores were imputed to minimize the impact of this rescue opioid on efficacy evaluations.

The primary endpoint evaluated pain intensity over the 48-hour study period compared to baseline, or Summed Pain Intensity Difference (SPID-48), in patients following major open abdominal surgery. Patients receiving sufentanil NanoTabs demonstrated a significantly greater SPID-48 compared to placebo-treated patients during the study period (105.6 and 55.6, respectively; p=0.001).

A number of secondary endpoints were also evaluated, including SPID at 24 hours and 72 hours, PID and pain relief values for each evaluation time point, drop outs from the trial due to inadequate analgesia and adverse events, and Patient Ease of Care Questionnaires using a validated questionnaire methodology specifically to evaluate patient-controlled analgesia systems. A summary of the results for the secondary endpoints is as follows:

•	24 hours and 72 hours after first dose, SPID was significantly greater in the sufentanil-treated patients than in the placebo-treated patients (p<0.001 and p=0.004, respectively).

•	PID and pain relief values separated statistically from placebo as early as 45 minutes (p=0.027 for both).

•	A summed pain relief measure over the 48-hour study period, commonly referred to as TOTPAR, was significantly greater for sufentanil-treated patients than placebo-treated patients (p=0.002)

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

Double-blind, placebo-controlled, orthopedic surgery trial (IAP 311)

In May 2013, we reported top-line data results demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major orthopedic surgery. Adverse events reported in the study were generally mild or moderate in nature and were similar in both placebo and treatment groups for the majority of adverse events. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 study enrolled 426 adult patients at 34 U.S. sites for treatment of moderate=to-severe acute pain immediately following major orthopedic surgery. Seven patients did not receive study drug, resulting in 419 patients being included in the intent-to-treat (ITT) population. Patients were treated for a minimum of 48 hours, and up to 72 hours. Patients were randomized 3:1, with 315 patients randomized to sufentanil treatment and 104 to placebo treatment. Both treatments were delivered by the patient, as needed, using the Zalviso NanoTab System with a 20-minute lock-out period. Patients in both groups could receive up to 2 mg morphine intravenously per hour as a rescue medication, the primary purpose of this rescue medication being to enable placebo-treated patients to stay in the study. Pain scores recorded just prior to the delivery of rescue medication were gathered and imputed forward to minimize the impact of this rescue opioid on efficacy evaluations.

The primary endpoint evaluated pain intensity over the 48-hour study period compared to baseline, or Summed Pain Intensity Difference (SPID-48), in patients following major orthopedic surgery. Patients receiving Zalviso demonstrated a significantly greater SPID-48 compared to placebo-treated patients during the study period (+76.1 and -11.5, respectively; p < 0.001). Two hundred fifteen (68.3%) sufentanil-treated patients completed the 48-hour study period, compared to 43 (41.3%) placebo-treated patients. Primary reasons for drop-out in the sufentanil- and placebo-treated groups were adverse events (7.0% and 6.7%, respectively) and lack of efficacy (14.3% and 48.1%, respectively).

Secondary endpoint data included PID and pain relief values for each evaluation time point and demonstrated that PID separated from placebo at 1 hour (p = 0.03) and pain relief separated at 45 minutes (p < 0.01). SPID at 24 and 72 hours was also assessed and was highly significant as illustrated below.

Group	SPID-24	SPID-48	SPID-72
Sufentanil	33.8	76.1	166.2
Placebo	-8.8	-11.5	-2.6
Statistical Comparison	p<0.001	p<0.001	p<0.001

A secondary endpoint focused on Total Pain Relief measured at 48 hours (TOTPAR-48) was significantly higher in the Zalviso-treated patients than in the placebo-treated patients (p<0.001). In addition, another secondary endpoint, measurement of Patient Global Assessment with Method of Pain Control at 48 hours (PGA-48) was also highly significant in favor of Zalviso-treated patients (p<0.001).

Two patients (one each in the sufentanil group and placebo group) experienced a serious adverse event considered possibly or probably related to the study drug by the investigator.

Combined related adverse events for the two placebo-controlled pivotal studies (IAP 310 and IAP 311) compared to placebo are shown below. Only pruritus (itching) was statistically different for Zalviso compared to placebo (p = 0.002).

Adverse Reactions Occurring in > 2% in Either Group

Possibly or Probably Related Adverse Reactions	ZALVISO n=429	Placebo n=162
At least 2% in either group	Two Placebo- Controlled Phase 3 Studies
Nausea	29.4%	22.2%
Vomiting	8.9%	4.9%
Oxygen Saturation Decreased*	6.1%	2.5%
Pruritus	4.7%	0
Dizziness	4.4%	1.2%
Constipation	3.7%	0.6%
Headache	3.3%	3.7%
Insomnia	3.3%	1.9%
Hypotension	3.0%	1.2%
Confusional state	2.1%	0.6%

*3	patients (0.7%) in the Zalviso group had treatment-emergent respiratory events that required naloxone reversal.

ARX-04—Sufentanil Single-Dose NanoTab

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

The Market Opportunity for ARX-04

We believe that ARX-04 could be useful in a variety of medically supervised settings, including for battlefield casualty treatment, by paramedics during patient transport, in the emergency room, or for post-operative patients, following either short-stay or ambulatory surgery, who do not require more long-term patient-controlled analgesia. According to the Centers for Disease Control and Prevention, or CDC, there were more than 136 million emergency room visits in 2009, of which it is estimated that more than 45 million were injury-related emergency room visits, and analgesics were provided or prescribed during more than 94 million of these visits. In 2006, an estimated 53.3 million surgical and nonsurgical procedures were performed during 34.7 million ambulatory surgery visits. Of the 34.7 million visits, 19.9 million occurred in hospitals and 14.9 million occurred in freestanding ambulatory surgery centers. After surgery, patients are in a recovery room typically for 1 to 6 hours, and sometimes kept overnight, dependent on the type of surgery they have had. In the recovery room, they are provided with analgesics to control their post-surgery pain.

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

ARX-04 Description

ARX-04 is a non-invasive, fast-onset sufentanil product candidate for treatment of patients with moderate-to-severe acute pain, either on the battlefield or in civilian settings of trauma or injury. ARX-04 features sufentanil, a high therapeutic index opioid, in our proprietary NanoTab technology that enables rapid sublingual absorption when the NanoTab is placed under the tongue. As a result, sufentanil NanoTabs can provide rapid onset of analgesia and display a consistent pharmacokinetic profile due to a high percentage of drug being absorbed sublingually instead of through the gastrointestinal tract. In addition to battlefield casualty treatment, if successfully further developed and approved for commercialization, we anticipate that ARX-04 could be useful in a variety of medically supervised settings, including by paramedics during patient transport, in the emergency room, for non-surgical patients experiencing pain in the hospital, or for post-operative patients, following either short-stay or ambulatory surgery, who do not require more long-term patient-controlled analgesia.

Sufentanil Single-Dose NanoTab—ARX-04 Clinical Program

Summary

In May 2011, we received a $5.6 million grant from the US Army Medical Research and Materiel Command, or USAMRMC, to conduct a Phase 2 dose-finding trial, and to prepare to enter Phase 3. In November 2012, we initiated the Phase 2 dose-finding trial and in April 2013, we announced that the trial achieved its primary endpoint. Based on our End of Phase 2 Meeting with the FDA in December 2013, we are developing the Phase 3 clinical program for ARX-04.

As of December 31, 2013, we had recognized the $5.6 million grant in full.

Phase 3 Clinical Program for ARX-04

In December 2013 we completed an End of Phase 2 Meeting with the FDA. Key outcomes from the End of Phase 2 Meeting included:

•	Agreement on a 500 subject safety database, 100 patients of whom would be studied with multiple doses of ARX-04;

•	Agreement that the bunionectomy Phase 2 study was a well-controlled study and could be used as a pivotal study;

•	Agreement that a single additional Phase 3 pivotal efficacy and safety study in a model of visceral pain would be sufficient to support an NDA submission; and

•	Agreement that the primary endpoint in the remaining Phase 3 study could be the SPID-12, with secondary endpoints following patients out to 48 hours.

Phase 3 protocol development is currently underway, with a goal of initiating the remaining Phase 3 study in the second half of 2014.

Phase 2 Clinical Trial for ARX-04

In April 2013, we announced top-line results demonstrating that a placebo-controlled, dose-finding, Phase 2 trial of our investigational single-dose sublingual sufentanil NanoTab for acute pain, ARX-04, successfully met its primary endpoint. Results demonstrated that patients receiving 30 mcg sufentanil NanoTab doses, administered by a healthcare professional, no more frequently than once per hour, had significantly greater pain reduction as measured by Summed Pain Intensity Difference to baseline during the 12-hour study period (SPID-12) than placebo-treated patients (+6.53 for 30 mcg sufentanil-treated patients and -7.12 for placebo-treated patients; p=0.003). The 20 mcg sufentanil-treated patients did not achieve SPID-12 scores that differentiated from placebo. Adverse events reported in the study were generally mild-to-moderate in nature, with two serious adverse events of post-surgical infection reported, both of which were determined by the investigator to be unrelated to study drug. This dose-ranging study randomized 101 patients following bunionectomy surgery in a 2:2:1 ratio to 30 mcg sufentanil, 20 mcg sufentanil or placebo treatment arms. The intent-to-treat (ITT) population in this study averaged 42.5 years of age and was evenly balanced for males and females (51%:49%). Ninety-one percent of patients entering the study completed the full 12-hour study period.

A number of secondary endpoints were also achieved, as follows:

For the time-weighted sum of pain relief scores over the 12-hour study period, or TOTPAR12, there was a statistically significant difference in favor of the 30 mcg group over placebo (9.73 vs. 4.37 p = 0.002). Patients treated with the 30 mcg dose of sufentanil showed a rapid onset of action with a statistically significant beneficial difference in pain relief (p<0.001) and pain intensity (p<0.01) seen at 30 minutes after dosing compared to placebo. Dosing averaged every 2.4 hours over the duration of the 12-hour study. In addition, patient global assessment of the 30 mcg dose at 12 hours was superior to placebo (p=0.002) with 43.6% vs. 5.0% of the patients responding good or excellent for overall pain control. The 20 mcg dose was not significantly different from placebo for either endpoint.

Two SAEs, both in the 20 mcg-dose group, occurred one week after the study (surgical infections) and were deemed unrelated to study drug. All but two adverse events reported in the study were mild-to-moderate in nature with 58 patients (58%) reporting a total of 135 adverse events. The most frequently reported adverse events for all patients were nausea (30%), vomiting (17%), dizziness (14%) and somnolence (11%). Two patients discontinued treatment, one unrelated to study drug (anxiety/chest pain) and the other probably related to study drug (somnolence/respiratory depression), however both patients recovered without medical intervention.

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

Sufentanil NanoTab BTP Management System—ARX-02 Clinical Program Overview

We have completed a successful Phase 2 clinical trial of ARX-02. The primary endpoint in this trial was achieved and demonstrated that the time-weighted summed pain intensity difference over 30 minutes, or SPID-30, for sufentanil NanoTab-treated episodes was greater than placebo-treated episodes (p<0.001). In addition, pain intensity and pain relief were included as secondary endpoints. Lower scores for pain intensity were reported at each evaluation time point for sufentanil-treated episodes compared to placebo-treated episodes (p=0.027 at 15 minutes and p<0.001 at all other time points). Time reported time-weighted total pain relief, or TOTPAR, was greater at all time points for sufentanil-treated episodes compared to placebo-treated episodes (p=0.049 and p=0.009 for the 10 and 15 minute time points, respectively, and p=<0.001 for the remaining time points). The trial also demonstrated a low adverse event profile.

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

ARX-03 Description

ARX-03 Sufentanil/Triazolam NanoTab (NanoTab) is a single, fixed-dose sublingual product candidate designed to be administered by a healthcare professional prior to a painful procedure in a physician’s office. An important advantage of sufentanil and triazolam over other drugs in their classes is their rapid uptake from the sublingual mucosa. Our Phase 2 clinical data showed that administering ARX-03 via sublingual route prior to a procedure results in a rapid onset of mild sedation and reduction in anxiety in 15 to 30 minutes. Sufentanil and triazolam have short half-lives compared to many other agents in the same class of compounds, enabling patients treated with ARX-03 to be discharged immediately following completion of the procedure. The sublingual route of administration avoids the high plasma concentrations associated with IV delivery, thereby obviating the need for specialized personnel and extensive monitoring.

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

Our Strategy

Our strategy is to develop and commercialize a portfolio of sufentanil NanoTab-based products and other products in hospital markets in the United States. We have designed and are developing product candidates that meet clearly defined unmet medical needs, have clearly defined clinical development programs, target large commercial market opportunities and require modestly-sized commercial organizations in the United States. We selectively utilize third party contractors in order to maximize the capital efficiency of our development and commercialization efforts. We plan to enter into partnerships to market our product candidates outside the United States. In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States. We continue to seek partnerships to market Zalviso in markets outside of the Grünenthal territory and the United States.

Zalviso

Zalviso is our lead product candidate and we are seeking FDA approval for the use of Zalviso to treat moderate-to-severe acute pain in the hospital setting. Based on the successful results of our Phase 3 clinical program for Zalviso, we submitted a New Drug Application, or NDA, for Zalviso in September 2013 and, in December 2013, the U.S Food and Drug Administration, or FDA, accepted for filing the Zalviso NDA. In addition, The FDA has established a Prescription Drug User Fee Act, or PDUFA, action date of July 27, 2014 for AcelRx’s NDA for Zalviso. Assuming successful approval of our NDA on or around the PDUFA action date, we anticipate realization of the first commercial sale of Zalviso in the United States in the first quarter of 2015.

The 505(b)(2) NDA submission for Zalviso is based on a development program that includes data from three Phase 3 clinical trials, including two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA morphine. Zalviso successfully achieved the primary efficacy endpoints for each of these trials.

Our specific strategy with respect to Zalviso is to:

•	seek regulatory approval in the United States;

•	strengthen our commercial relationships for the manufacturing of the components and assembly of the Zalviso system;

•	build a targeted hospital-directed sales force in the United States; and

•	collaborate with Grünenthal to seek regulatory approval for Zalviso in their licensed territories.

•	seek commercial partnerships for Zalviso in other unlicensed countries outside of the United States.

Development of ARX-04 includes completion of a Phase 3 clinical trial program currently being finalized based on discussions with the FDA. We anticipate initiating this Phase 3 program in late 2014. Further development of ARX-02 and ARX-03 will likely depend on the identification of a partner to support these efforts.

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

We plan to progressively build commercial capability to support introduction of Zalviso to the United States market as we move toward potential NDA approval. We foresee two stages of commercial execution to support successful introduction of Zalviso in the United States:

In parallel with the FDA’s review of the NDA for Zalviso, we plan to:

•	highlight the clinical and health economic data identifying the limitations of IV PCA in use today;

•	increase awareness of the clinical profile of Zalviso through publication of our clinical data;

•

create and deploy a focused scientific support team to gather a detailed understanding of individual hospital needs in order to be prepared to present Zalviso effectively at the time of commercial launch;

•	establish advisory boards with anesthesiologists, surgeons, nurses and P&T committees to provide us with input on appropriate commercial positioning for Zalviso for each of these key audiences;

•	build a marketing organization that can define appropriate segmentation and positioning strategies and tactics for Zalviso; and

•	design a post-approval clinical development program.

Assuming FDA approval, we plan to:

•	establish Zalviso on hospital formularies through deployment of an experienced team to explain the clinical and economic benefits of Zalviso in comparison to IV PCA;

•

create and progressively deploy a high-quality, customer focused and experienced sales organization dedicated to bringing innovative, highly-valued healthcare solutions to patients, payors and healthcare providers, including progressively building a targeted hospital-directed sales force of approximately 60 people in the United States;

•	conduct a post-approval clinical program for Zalviso;

•	establish Zalviso as the product of choice for traditional post-operative PCA; and

•	expand the market through deployment of Zalviso for 24 hour stay patients, and other in-hospital acute pain conditions.

Collaborative Arrangements

Grünenthal Collaboration

In December 2013, we announced a commercial collaboration with Grünenthal for Zalviso covering the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals hospices, nursing homes and other medically-supervised settings, or the Field. The collaboration included a Collaboration and License Agreement, or License Agreement and a Manufacturing and Supply Agreement, or Supply Agreement.

License Agreement. Under the terms of the License Agreement, Grünenthal has the exclusive right to commercialize the Zalviso in the Field in the Territory. The Company retains control of clinical development, while Grünenthal will be responsible for certain development activities pursuant to a development plan to be agreed between the parties. Grünenthal is exclusively responsible for marketing approval applications and other regulatory filings relating to the sufentanil drug cartridge for Zalviso in the Field in the Territory, while the Company is responsible for the CE Mark and other regulatory filings relating to device portions of Zalviso.

Grünenthal will have a right of first negotiation with respect to proposed exploitation in the Territory of Zalviso outside of the Field or the proposed exploitation in the Territory of another pharmaceutical product delivered with a PCA device for transmucosal application. Either party has the right to remove Australia from the Territory for purposes of the collaboration if Grünenthal’s marketing approval or commercialization activities do not meet specified timelines set forth in the GRT License Agreement.

We received an upfront cash payment of $30 million, and are eligible to receive up to $220 million in additional payments contingent upon research, development, regulatory and manufacturing efforts and specified net sales target milestones. Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range on net sales of Zalviso in the Territory.

Unless earlier terminated, the License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply Zalviso to Grünenthal. The License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

Manufacturing Agreement. Under the terms of the Manufacturing Agreement, we will manufacture and supply Zalviso for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from AcelRx, during the first five years after the effective date of the Manufacturing Agreement, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Zalviso for use in the Field for the Territory. Zalviso will be supplied at our fully burdened manufacturing cost (as defined in the Manufacturing Agreement). The Manufacturing Agreement requires us to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and under certain specified conditions permits Grünenthal to use a third party back-up manufacturer to manufacture Zalviso for Grünenthal’s commercial sale in the Territory.

Unless earlier terminated, the Manufacturing Agreement continues in effect until the later of the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments or the end of any transition period for manufacturing obligations due to the expiration or termination of the License Agreement. The Manufacturing Agreement is subject to earlier termination in connection with certain termination events in the License Agreement, in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

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

As of January 31, 2014, we are the owner of record of 10 issued U.S. patents, which provide coverage over NanoTabs, the device components of Zalviso and of ARX-02, ARX-03 and ARX-04 NanoTab SDA dosing devices. These patents provide coverage through at least 2027. We also hold three issued European patents and a number of other international patents which provide coverage through at least 2027. We are also pursuing a number of U.S. and foreign national patent applications. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

We continue to seek and expand our patent protection for both compositions of matter and delivery devices, as well as methods of treatment related to our product candidates. In particular, we are pursuing additional patent protection for our ARX-01, ARX-02, ARX-03 and ARX-04 NanoTabs and formulations, our Zalviso device, the combination of drugs and our Zalviso device, our ARX-02, ARX-03 and ARX-04 SDA, as well as to methods of treatment using such drug and device compositions.

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

Potential Competition for Zalviso

We are developing Zalviso for the management of moderate-to-severe acute pain in adult patients during hospitalization. We believe that Zalviso would compete with a number of opioid-based and non-opioid based treatment options that are currently available, as well as some products that are in development. These products can be grouped into three classes – PCA-based systems, most commonly using an opioid as the pain control agent; non PCA-based systems that require nurse delivery of oral or parenteral opioids; and other non-opioid based treatment modalities. Due to the difficulty of managing moderate-to-severe pain, healthcare professionals will often use a combination of PCA opioids, parenteral or oral opioids and non-opioid based treatments to manage pain.

The primary competition for Zalviso is the IV PCA pump, which is widely used in the management of moderate-to-severe acute pain in the hospital setting. Leading manufacturers of IV PCA pumps include Hospira Inc., CareFusion Corporation, Baxter International Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat moderate-to-severe acute pain are morphine, hydromorphone and fentanyl, all of which are available as generics both from generic product manufacturers as well as from compounding pharmacies. In addition, branded manufacturers (e.g., Hospira) sell pre-filled glass syringes of morphine to fit their IV PCA pump systems.

Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. In addition, oral and parenteral opioids administered by the nurse are used to manage moderate-to-severe acute pain in the hospital, available both as branded and generic products. These oral opioids, as well as IV PCA opioids, are often used as part of a multi-modal analgesia approach, which might include, in addition to the opioid, NSAIDs, acetaminophen, gabapentanoids and other pain management modalities, as well as local blocks to provide temporary blockage of the pain signal, either as a wound infiltration agent or as a nerve block.

Additional potential competitors for Zalviso include products in development, including the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and now under development by The Medicines Company. Also in development is MoxDuo, an orally administered, fixed ratio combination of morphine and oxycodone being developed by QRx Pharma, an Australian company. This drug is also in development as an IV product. Cara Therapeutics is developing a kappa opioid agonist potentially as an IV agent for the management of post-operative moderate-to-severe pain. Recro Pharma is developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain.

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

Potential Competition for ARX-02

We are developing ARX-02, the Sufentanil NanoTab BTP Management System, for the treatment of breakthrough pain in opioid tolerant patients, with an initial indication in cancer patients. The market for opioids for treatment of cancer breakthrough pain is large and competitive; however, currently there are no sufentanil products approved by the FDA for this indication. Our potential competitors for ARX-02 include products approved in the United States for cancer breakthrough pain, including: ACTIQ and FENTORA, currently manufactured by Teva Pharmaceuticals; Onsolis, currently manufactured by BioDelivery Sciences International, Inc.; Abstral, currently manufactured by ProStrakan Group plc; Lazanda, currently manufactured by Archimedes Pharma Limited; Subsys, currently manufactured by Insys Therapeutics, Inc., as well as products approved in Europe, including Instanyl, currently manufactured by Nycomed International Management GmbH. The active ingredient in all approved products for cancer breakthrough pain is fentanyl. Additional potential competitors for ARX-02 include products in late stage development for cancer breakthrough pain, such as: Fentanyl TAIFUN, currently manufactured by Akela Pharma, Inc.

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

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon Pharmaceuticals, Inc, or Patheon, relating to the manufacture of sufentanil NanoTabs for use with Zalviso. Under the terms of the Services Agreement, Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to Zalviso for sale in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. The term of the Services Agreement extends until December 31, 2017, or the Initial Term, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice; provided, however, that the Services Agreement may not be terminated without cause prior to the end of the Initial Term.

In addition, we entered into a related Capital Expenditure and Equipment Agreement, or the Capital Agreement, related to clinical and commercial production of our product candidates. Under the terms of the Capital Agreement, we have made, and plan to make certain future modifications to Patheon’s Cincinnati facility.

Device Manufacturing and Supply

The device components of Zalviso are manufactured by contract manufacturers, component fabricators and secondary service providers. Suppliers of components, subassemblies and other materials are located in Korea, Japan, Germany, China, Taiwan, Canada and the United States. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up Zalviso. FDA regulations require that materials be produced under cGMPs or Quality System Regulation, or QSR. We outsource injection molding of all the plastic parts for the cartridge and device and product sub-assemblies; NanoTab cartridge filling and packaging; and assembly, packaging and labeling of the dispenser and controller.

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

Our product candidates, Zalviso, ARX-02, ARX-03 and ARX-04, are regulated under IND applications for clinical development and in the case of Zalviso, all device related information is filed under the Chemistry, Manufacturing and Controls Section, or CMC, of an IND.

The results of product development, preclinical trials and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on our drug products, proposed labeling and other relevant information, will be submitted to the FDA as part of an NDA for a new drug product, requesting approval to market the product in the United States. The submission of an NDA is subject to the payment of a substantial user fee; a waiver of such fee may be obtained under certain limited circumstances. During its review of an NDA, FDA may inspect our manufacturers for GMP and QSR compliance, and our pivotal clinical trial sites for GCP compliance.

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

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA issues a Complete Response Letter at the conclusion of its review if the NDA is not yet deemed ready for approval.

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

Post-Approval Requirements

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated clinical safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. Phase 4 clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication or when otherwise requested by the FDA in the form of postmarketing requirements or commitments. Failure to promptly conduct any required Phase 4 clinical trials could result in withdrawal of NDA approval. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drug products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drug products must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drug products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. In the case of Zalviso, the device component must comply with 21 CFR 820.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to sell any products outside of the United States. In October 2012, we received notice from the European Medicines Agency, or EMA, that Zalviso was eligible for centralized marketing authorization application in the European Union. This regulatory procedure, reserved for novel products, biotechnology products and new chemical entities, allows for commercialization across 31 European Union and EFTA countries based on approval by EMA. In addition, conformance to the European Medical Device Directive could require CE marking on Zalviso device to enable commercialization in the European Union. Outside of Europe, the requirements and approval process vary from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Controlled Substances Regulations

Sufentanil, a Schedule II controlled substance, is the active pharmaceutical ingredient in Zalviso, ARX-02, ARX-03 and ARX-04. Triazolam, a Schedule IV controlled substance, is also an active pharmaceutical ingredient in ARX-03. Controlled substances are governed by the Drug Enforcement Administration, or DEA, of the U.S. Department of Justice. The handling of controlled substances and/or drug product by us, our contract manufacturers, analytical laboratories, packagers and distributors, are regulated by the Controlled Substances Act and Title 21 CFR, Part 1300-1399.

The recently enacted federal Drug Supply Chain Security Act, imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new federal legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Unforeseen delays to the drug substance and drug product manufacture and supply chain may occur due to delays, errors or other unforeseen problems with the permitting and quota process. Also, any one of our suppliers, contract manufacturers, laboratories, packagers and/or distributors could be the subject of DEA violations and enforcement could lead to delays or even loss of DEA license by the contractors.

Federal and State Fraud and Abuse and Data Privacy and Security and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws restrict certain business practices in the pharmaceutical industry. These laws include, but are not limited to, anti-kickback, false claims, data privacy and security, and transparency statutes and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for a statutory exception or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).

The federal false claims laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. Further, civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which federal healthcare program payment is available to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. FDA and some states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products will be sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, our sales of any approved products will depend in part on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by third-party payers. These third-party payers are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare product candidates. Third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming, costly and sometimes unpredictable process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. We cannot be certain that our products and our product candidates will be considered cost-effective. Because coverage and reimbursement determinations are made on a payer-by-payer basis, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer. If we are unable to obtain coverage of, and adequate reimbursement and payment levels for, our product candidates from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition and future success.

In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

Healthcare Reform

In the United States and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations as we begin to commercialize our products. In particular, there have been and continue to be a number of initiatives at the United States federal and state level that seek to reduce healthcare costs. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our future products will likely be lower than the prices we might otherwise obtain from non-governmental payers. Moreover, private payers often follow federal healthcare coverage policy and payment limitations in setting their own payment rates.

Furthermore, political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Initiatives to reduce the federal deficit and to reform healthcare delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability. In March 2010, PPACA was signed into law. PPACA has the potential to substantially change the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA established an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payer or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $26.3 million, $24.9 million and $13.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. We plan to incur significant expenditures for the foreseeable future as we seek to continue commercial preparations for Zalviso and development of ARX-04, and subsequently advance the development of ARX-02 and ARX-03 contingent upon additional funding or identification of corporate partnership resources.

Employees

As of December 31, 2013, we employed 27 full-time employees, all of whom are located at our headquarters in Redwood City, California. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were originally incorporated as SuRx, Inc. in Delaware on July 13, 2005. We subsequently changed our name to AcelRx Pharmaceuticals, Inc. on August 13, 2006. We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make available on our website at www.acelrx.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2014 and may continue to incur losses for the foreseeable future.

Since our inception in 2005, we have focused primarily on developing our lead product candidate, ZalvisoTM. We have three additional product candidates, the Sufentanil NanoTab BTP Management System, or ARX-02, the Sufentanil/Triazolam NanoTab, or ARX-03, and Sufentanil Single-Dose Acute Pain NanoTab, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005, and as of December 31, 2013, we had an accumulated deficit of $145.5 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities and debt. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we prepare for the potential commercialization of Zalviso and continue our research and development activities for our product candidates. To date, none of our product candidates have been commercialized, and if our product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

We have never generated product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We do not anticipate generating revenues from sales of Zalviso in the United States until 2015, if ever. While we have a collaboration with Grünenthal for potential commercialization of Zalviso in Europe and Australia, we may never achieve the development milestones associated with the collaboration, and Grünenthal may never achieve regulatory approval or recognize commercial sales of Zalviso, for which we would receive sales milestone payments and product royalties. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining and maintaining regulatory approval for Zalviso;

•

launching and commercializing Zalviso, including building or contracting out, a hospital-directed sales force in the U.S. and collaborating with third parties internationally, including Grünenthal, which may require additional funding; and

•

completing the clinical development of, obtaining regulatory approval for, and launching and commercializing ARX-04, ARX-02 and ARX-03, which may require additional funding or corporate partnership resources.

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

We may require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, particularly preparation for the potential commercialization of Zalviso and future advancement of our other product candidates.

Future events and circumstances, including those beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, if we are not able to launch Zalviso for sale in the United States in the first quarter of 2015, due to a delay in approval of Zalviso by the FDA, technical difficulties in our commercialization efforts or otherwise, or revenues or expenses associated with the commercialization of Zalviso are not as estimated, we will likely need to seek additional capital to continue operations. Such capital demands could be substantial. In addition, if we do not receive FDA approval to market Zalviso, we cannot draw the third tranche of $15 million associated with our credit facility with Hercules.

To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all. Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of or eliminate one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates;

•	seek additional corporate partners for Zalviso on terms that might be less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

In December 2013, we entered into an amended and restated credit facility with Hercules Technology Growth Capital, Inc. that extends our current relationship with Hercules, which was established in June 2011. The new Hercules credit facility provides for up to $40 million of new loans. AcelRx drew the first tranche of $15 million at the closing of the new credit facility. The second tranche of up to $10 million can be drawn, at AcelRx’s option, at any time prior to June 30, 2014. The third tranche of up to $15 million is conditioned upon the approval of Zalviso by the FDA, and if approved, can be drawn at AcelRx’s option, at any time between December 15, 2014 and March 15, 2015. The scheduled maturity date is October 1, 2017 (which would be extended until January 1, 2018 if the Company obtains FDA approval of Zalviso on or prior to April 1, 2015).

We granted Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize Zalviso for the management of moderate-to-severe acute pain in patients in the hospital setting. Our Phase 3 program consisted of three Phase 3 clinical trials. We have reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the FDA on September 27, 2013,

which the FDA then filed in December 2013. There is no guarantee that the NDA will be successfully approved by the FDA. For example, the FDA could require us to complete further studies, which could delay or preclude any approval of the NDA and would require us to obtain significant additional funding.

Our proposed tradename of Zalviso has been approved by the FDA, which must approve all drug tradenames to avoid medication errors and misbranding. Any brand recognition or goodwill that we establish with the name Zalviso prior to commercialization may be worthless if the FDA determines there has been significant changes to the Zalviso and the FDA withdraws the approval.

Any delay in approval by the FDA, of the Zalviso NDA may negatively impact our stock price and harm our business operations. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for Zalviso, which would have a material adverse effect on our business and could potentially cause us to cease operations. In addition, Grünenthal may never achieve regulatory approval for Zalviso in their licensed territories, including the European Union and Australia, in which case, we would not receive development or sales milestones or product royalties, which could have a material adverse effect on our business.

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

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed our planned trials for Zalviso and the Phase 2 clinical trial for ARX-04, potential future clinical trials, such as the planned ARX-04 Phase 3 clinical trials, may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

In our Phase 2 ARX-04 trial, two serious adverse events (SAEs), both in the 20 mcg-dose group, occurred one week after the study (surgical infections) and were deemed unrelated to study drug. All but two adverse events reported in the study were mild-to-moderate in nature with 58 patients (58%) reporting a total of 135 adverse events. The most frequently reported adverse events for all patients were nausea (30%), vomiting (17%), dizziness (14%) and somnolence (11%). Two patients discontinued treatment, one unrelated to study drug (anxiety/chest pain) and the other probably related to study drug (somnolence/respiratory depression); however, both patients recovered without medical intervention.

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

Zalviso is a combination product candidate with both drug and device. Zalviso is viewed as a combination product by the FDA, and both drug and device components are required for review as part of our NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as Zalviso. As a result, we have in the past and may in the future experience delays in the development and commercialization of Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA.

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

If the FDA determines that the clinical trials submitted for a product candidate, including Zalviso, in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, the FDA may reject the data from such trials. The FDA may audit some of our Zalviso Phase 3 clinical trial sites to determine the integrity of our clinical data. Any rejection of our data would negatively impact our ability to obtain marketing authorization for a product candidate and would have a material adverse effect on our business and financial condition.

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

Even if we obtain regulatory approval for Zalviso and our other product candidates, we or our collaborators will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. DEA scheduling of Zalviso, or any of our product candidates, may further delay commercial launch even if FDA approval is received. Additionally, the labeling ultimately approved for Zalviso and our other product candidates will likely include restrictions on use due to the opioid nature of sufentanil. Zalviso and our other product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

In order to market any products outside of the United States, our collaborator, Grünenthal, and we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. In October 2012, we received notice from the EMA that Zalviso was eligible for centralized European review. Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. While Grünenthal does have products approved in international markets, we do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. Grünenthal’s experience in international markets does not guarantee regulatory approval or compliance with regulatory requirements in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

Zalviso and our other product candidates will require Risk Evaluation and Mitigation Strategies.

The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and require the adoption of REMS. Our product candidates will require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. While we have received information from the FDA regarding certain aspects of the required REMS for Zalviso, we cannot predict the specific REMS to be required as part of any FDA approval of Zalviso. Depending on the extent of the REMS requirements, launch may be delayed and the costs to commercialize Zalviso may increase substantially. ARX-02, ARX-03 and ARX-04, if approved, will also require REMS programs that may significantly increase our costs to commercialize these product candidates. Furthermore, risks of sufentanil that are not adequately addressed through proposed REMS for our product candidates may also prevent or delay their approval for commercialization.

Our relationships with investigators, health care professionals, consultants, hospitals, third-party payors, and customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, increased losses or diminished profits.

Healthcare providers, physicians and others play a primary role in the recommendation and prescribing of any products for which we may obtain marketing approval. Our current business operations and future arrangements with investigators, healthcare professionals, consultants, hospitals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute the products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•

the federal healthcare anti-kickback statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws and civil monetary penalties, including civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly or willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, clearinghouses and healthcare providers;

•

the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (collectively, the Health Care Reform Law), and its implementing regulations, requires manufacturers of drugs, devices, biologicals and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state laws and regulations that may apply to our business practices, including but not limited to, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines; state laws and regulations that require manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these or any other healthcare regulatory laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses or divert our management’s attention from the operation of our business.

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.

In the United States, the Health Care Reform Law was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. Aspects of the Health Care Reform Law impacting our business include:

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

new methodologies by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and for drugs that are line extensions;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133.0% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•

creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs.

The Health Care Reform Law has the potential to substantially change health care financing and delivery by both governmental and private insurers, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals have been made to expand post-approval requirements and further restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

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

Early stage development and manufacture of clinical supplies were conducted at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we initially built out a suite within their existing buildings, and where we have conducted late stage development and manufacture of Zalviso registration stability lots, which were utilized in Phase 3 clinical trials. We expanded the manufacturing facilities at Patheon in Cincinnati, Ohio in late 2013 and this expanded facility will need to be qualified. We have not yet produced commercial supplies out of this expanded facility and we may encounter difficulties in production at the newly expanded facility, which may adversely affect our commercial plans.

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

We utilized contract research organizations, or CROs, for the conduct of our Phase 3 clinical trials of Zalviso and for the Phase 2 clinical trial of ARX-04 and to assist us in preparing the New Drug Application, or NDA, which we submitted to the FDA in the third quarter of 2013. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for Zalviso and our other product candidates, as well as the execution of nonclinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We, and our CROs, are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that our Phase 3 clinical trials do not comply with cGCPs. Accordingly, if our CROs or clinical trial sites fail to comply with these regulations, we may be required to repeat the Phase 3 clinical trials, which would delay the regulatory approval process.

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

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have entered into a collaboration with Grünenthal for the commercialization of Zalviso in Europe and Australia and intend to enter into additional strategic partnerships with third parties to commercialize our product candidates outside of the United States. We will also consider the option to enter into strategic partnerships for our product candidates in the United States. . We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document.

We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our strategy for Zalviso is to develop a hospital-directed sales force and/or collaborate with third parties to promote the product to healthcare professionals and third-party payors in the United States. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales will be adversely affected.

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

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development and approval of our product candidates, particularly outside of the United States. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our products successfully, if at all.

We will need to establish and maintain successful collaborative relationships to obtain international sales, marketing and distribution capabilities for our product candidates. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

•

our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical or regulatory results, manufacturing issues, a change in business strategy, a change of control or other reasons;

•

our contracts for collaborative arrangements are terminable at will on written notice and may otherwise expire or terminate and we may not have alternatives available to achieve the potential for our products in those territories or markets;

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration;

•

we have limited control over the decisions of our partners and they may change the priority of our programs in a manner that would result in termination of the agreement or add significant delays to the partnered program;

•

our ability to generate future payments and royalties from our partners depends upon the abilities of our partners to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and our ability to successfully manufacture and achieve market acceptance of products developed from our product candidates;

•

we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may use our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•	our partners may not devote sufficient capital or resources towards our product candidates; and

•	our partners may not comply with applicable government regulatory requirements necessary to successfully market and sell our products.

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, any research, clinical development, manufacturing or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully and timely transition terminated collaborative agreements, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense or find alternative sources of capital.

If we obtain approval to commercialize our products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If any of our product candidates, including Zalviso, are approved for commercialization, we intend to enter into agreements with third parties to market our product candidates outside the United States, which may require us to supply products to the third party such as our existing collaboration with Grünenthal for marketing Zalviso in European countries and Australia. We may be required to establish international operations in connection with those collaborations and in that regard may be subject to additional risks related to entering into international business relationships, including:

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

If we, or current and potential partners, are unable to compete effectively, our product candidates may not reach their commercial potential.

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates obtain FDA approval, they will compete with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. We or our current and potential partners will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations.

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

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we are found to have improperly promoted off-label uses of Zalviso or our other product candidates, if approved, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if we are found to have promoted our products for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, including Zalviso, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

As of December 31, 2013, we had 27 full-time employees. As our Company matures, we expect to expand our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors, particularly in preparation for the commercial launch of Zalviso if our NDA submission is approved by the FDA. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, investigators, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates (1) the laws of the FDA and similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulatory bodies; (2) healthcare fraud and abuse laws of the United States and similar foreign fraudulent misconduct laws; and (3) laws requiring the reporting of financial information or data accurately. Specifically, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry are subject to extensive laws designed to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. It is not always possible to identify and deter employee and other third-party misconduct. The precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. We are the owner of record of over 20 issued patents worldwide. These issued patents cover AcelRx’s sufentanil NanoTab, medication delivery devices and platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

We have registered our ACELRX mark in the United States, Canada, the European Union and India. We have also registered our NANOTAB mark in the United States, Hong Kong and Singapore, and our ACCELERATE. INNOVATE. ALLEVIATE. tagline in the United States. We have additionally applied for registration of our ZALVISO mark in the United States on an intent-to-use basis and that application has been allowed. In early 2014, FDA accepted the ZALVISO mark as part of the NDA review process. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

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

Since our initial public offering, or IPO, in February 2011, the trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any adverse development or perceived adverse development with respect to the FDA’s review of the NDA for Zalviso;

•	any delay in submitting an NDA for any of our other product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;

•	adverse results or delays in future clinical trials;

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

Until recently, we had a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the first quarter of 2013 was approximately

275,000 shares per day. A more active market for our stock has only recently developed and may not be sustained. For example, the average daily trading volume in our common stock on NASDAQ during the fourth quarter of 2013 was approximately 800,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of December 31, 2013, we had 43.1 million shares of common stock outstanding, all of which is eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The completion of the July 2013 public equity offering, together with our public equity offering in December 2012, our initial public offering, private placements and other transactions that have occurred, have triggered such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been trading on the NASDAQ Global Market under the symbol “ACRX” since our IPO on February 11, 2011. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low intraday sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market:

	Price
	High	Low
Year ended 2013
Fourth Quarter	$11.35	$6.04
Third Quarter	$13.50	$8.94
Second Quarter	$10.59	$4.66
First Quarter	$5.97	$4.12
Year ended 2012
Fourth Quarter	$5.25	$2.27
Third Quarter	$3.88	$2.54
Second Quarter	$4.00	$2.77
First Quarter	$3.76	$1.89

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

Holders of Record

As of January 31, 2013, there were 18 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue:
Collaboration agreement	$27,370	$—	$—	$—	$—
Research grant	2,132	2,394	1,072	—	—

Total revenue	29,502	2,394	1,072	—	—
Operating Expenses:
Research and development	$26,292	$24,908	$13,624	$8,193	$15,502
General and administrative	9,877	7,199	6,800	3,993	3,529

Total operating expenses	36,169	32,107	20,424	12,186	19,031

Loss from operations	(6,667)	(29,713)	(19,352)	(12,186)	(19,031)
Interest expense	(1,518)	(2,283)	(2,309)	(1,397)	(1,242)
Other income (expense), net	(15,241)	(1,367)	1,560	(761)	154

Net loss	$(23,426)	$(33,363)	$(20,101)	$(14,344)	$(20,119)

Net loss per share of common stock, basic and diluted	$(0.59)	$(1.51)	$(1.16)	$(21.84)	$(34.93)

Shares used in computing net loss per share of common stock, basic and diluted	39,746,678	22,124,637	17,344,727	656,650	576,021

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$103,663	$59,763	$35,785	$3,682	$12,546
Working capital (deficit)	97,692	47,435	30,301	(7,632)	6,931
Total assets	110,031	64,520	40,835	6,830	14,491
Total debt, net, including convertible notes	14,364	15,973	19,079	12,009	9,734
PIPE warrant liability	13,111	7,418	—	—	—
Convertible preferred stock warrant liability	—	—	—	2,529	169
Convertible preferred stock	—	—	—	55,941	55,871
Total stockholders’ equity (deficit)	73,159	33,847	17,468	(65,892)	(52,994)

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. Our lead product candidate, ZalvisoTM, formerly known as the Sufentanil NanoTab PCA System, or ARX-01, is currently under review by the FDA for marketing approval, and is designed to improve the management of moderate-to-severe acute pain in patients in the hospital setting. The current standard of care for patients with moderate-to-severe pain in the hospital is intravenous patient-controlled analgesia, or IV PCA, has been shown to cause harm and inconvenience to patients following surgery because of the side effects of commonly used IV PCA opioids, the invasive IV needle route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps.

Zalviso

Zalviso is an investigational pre-programmed, non-invasive, handheld system that allows hospital patients with moderate-to-severe acute pain to self-dose with sublingual sufentanil NanoTabs to manage their pain. Zalviso is designed to address the needs of patients with moderate-to-severe pain in the hospital setting by offering:

•	A high therapeutic index opioid: Zalviso uses the high therapeutic index, highly lipophilic opioid, sufentanil, enabling delivery via a non-intravenous route, and also supporting fast onset of effect.

•

A non-invasive route of delivery: The sublingual route of delivery used by Zalviso provides rapid onset of analgesia, therefore eliminating the risk of IV-related analgesic gaps and IV complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV PCA infusion pump through IV tubing, Zalviso allows for ease of patient mobility.

•	A simple, pre-programmed PCA solution: Zalviso is a pre-programmed PCA system designed to eliminate the risk of programming errors.

Based on the successful results of our Phase 3 clinical program for Zalviso, we submitted a New Drug Application, or NDA, for Zalviso in September 2013 and, in December 2013, we announced that the U.S Food and Drug Administration, or FDA, accepted for filing the Zalviso NDA. In addition, the FDA has established a Prescription Drug User Fee Act, or PDUFA, action date of July 27, 2014 for AcelRx’s Zalviso NDA. Assuming successful approval of our NDA on or around the PDUFA action date, we anticipate generating the first commercial sales of Zalviso in the United States in the first quarter of 2015.

The 505(b)(2) NDA submission for Zalviso is based on a development program that includes data from seven Phase 1 studies, three Phase 2 clinical trials, and three Phase 3 clinical trials. The Phase 3 trial program included two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA with morphine. Zalviso successfully achieved the primary efficacy endpoints for each of these trials. A summary of the Phase 3 trials and results is as follows:

•	Active comparator trial (IAP 309)—in November 2012, we reported top-line data demonstrating that Zalviso met its primary endpoint of non-inferiority in a Phase 3 open-label active comparator trial designed to compare the efficacy and safety of Zalviso (15 mcg/dose, 20 minute lock-out) to IV PCA with morphine (1mg/dose, 6 minute lock-out) for the treatment of moderate-to-severe acute post-operative pain immediately following major abdominal or orthopedic surgery.

•

Double-blind, placebo-controlled, abdominal surgery trial (IAP 310)—in March 2013, we reported top-line data demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major open abdominal surgery. Adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 178 adult patients at 13 U.S. sites.

•

Double-blind, placebo-controlled, orthopedic surgery trial (IAP 311)—in May 2013, we reported top-line data demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major orthopedic surgery. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 426 adult patients at 34 U.S. sites. Treatment-emergent adverse events were generally mild to moderate in nature and similar for the majority of adverse events between Zalviso and placebo-treated patients, despite the shorter duration of exposure in the placebo-treated patients caused by early termination due to inadequate analgesia.

As noted above, assuming successful approval of our NDA on or about the PDUFA action date, we anticipate launching the commercial sale of Zalviso in the United States in the first quarter of 2015.

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in the management of moderate-to-severe acute pain within a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Asia and Latin America.

Under the terms of the agreement, we received an upfront cash payment of $30.0 million. We are eligible to receive approximately $220 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements. The upfront payment along with regulatory and development milestones constitute approximately one third of the total $250M milestone payments, while sales target achievements represent two thirds of the total. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

ARX-04

We are also developing a Sufentanil Single-Dose NanoTab, or ARX-04, for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in settings of acute pain, such as on the battlefield, in the emergency room or in ambulatory care facilities. In December 2013, we completed an End of Phase 2 Meeting with the FDA to identify a Phase 3 program pathway forward for evaluation of ARX-04. This definition of the Phase 3 program allows AcelRx to continue to refine Phase 3 protocols with the Agency in the coming months, with the goal of initiating Phase 3 studies for ARX-04 in the second half of 2014.

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

Research and development of ARX-04, including the Phase 2 trial and pre-Phase 3 development, was funded by a $5.6 million grant from the U.S. Army Medical Research and Materiel Command, or USAMRMC. As of December 31, 2013, we had recognized the full amount of the grant, $5.6 million.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development activities and commercialization activities and commercialization activities. We believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in the manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development. In addition, as we pursue commercial development of our product candidates we expect the business aspects of our company to become more complex. We plan in the future to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of Zalviso, our lead product candidate.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our corporate collaboration and our research grants.

Our revenues to date have consisted primarily of revenues from our research grant with the USAMRMC and through our collaboration with Grünenthal. We expect revenues will continue to fluctuate from period to period and there can be no assurance that our existing collaboration will continue beyond the initial term or that we are able to meet the milestones specified in this agreement, or that we will obtain marketing approval for our product candidates and subsequently generate revenue from those products in excess of our operating expenses.

Our net losses were $23.4 million and $33.4 million during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of $145.5 million. As of December 31, 2013, we had cash, cash equivalents and investments totaling $103.7 million compared to $59.8 million as of December 31, 2012.

In December 2013, we entered into an amended loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the original loan and security agreement with Hercules. We plan to use the proceeds of the remaining tranches to provide additional funding for the commercialization of Zalviso, as a potential source of funding for clinical trials for other development programs in its pipeline and for general corporate purposes. The second tranche of $10.0 million can be drawn, at the Company’s option, anytime prior to June 30, 2014. The third tranche, of $15.0 million, can be drawn at anytime between December 15, 2014 and March 15, 2015, but only if the Company has obtained approval for Zalviso from the FDA (the “Milestone”). The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the loan agreement are interest only until April 1, 2015 (which will be extended until January 1, 2016 if we achieve the Milestone on or before April 1, 2015) followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2017 (which would be extended until January 1, 2018 if we achieve the Milestone on or prior to April 1, 2015). In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

As of December 31, 2013, the outstanding principal owed to Hercules was $15.0 million.

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the U.S. and Asia.

Under the terms of the agreement, we received an upfront cash payment of $30 million. We are eligible to receive approximately $220 million in additional payments, based upon research, development, regulatory and manufacturing efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

Since our inception in July 2005, we have not generated any revenue from the sale of our products. We are currently seeking FDA approval for our lead product candidate, Zalviso, and are preparing for the commercial launch of Zalviso in 2015; however, there is no guarantee that we will receive approval from the FDA and there can be no guarantee that we will be able to produce product revenue in the foreseeable future, if ever. As of December 31, 2013, we have recognized in full, as revenue, our $5.6 million grant from the USAMRMC There can be no assurance that we will receive additional funding from USAMRMC or other research-related grant awards or produce other collaborative agreement revenues in the future.

Critical Accounting Estimates

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and meaningfully present our financial condition and results of operations.

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 1 of Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (i) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Revenue generated from collaboration agreements typically includes upfront signing or license fees, cost reimbursements, development and manufacturing services, milestone payments and royalties on future licensee’s product sales.

Revenue from non-refundable license, technology access or other payments under license and collaborative agreements where we have a continuing obligation to perform is recognized as revenue over the expected period of the continuing performance obligation. We estimate the performance period at the inception of the arrangement and re-evaluate it each reporting period. This re-evaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis.

Multiple Element Arrangements prior to the adoption of ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (ASU 2009-13). For revenue arrangements entered into before January 1, 2011, that include multiple deliverables, the elements of such agreement were divided into separate units of accounting if the deliverables met certain criteria, including whether the fair value of the delivered items could be determined and whether there was evidence of fair value of the undelivered items. In addition, the consideration was allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

Multiple Element Arrangements after the adoption of ASU 2009-13. ASU 2009-13 amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“ESP”), if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

For revenue agreements with multiple element arrangements, such as license and development agreements, the Company will allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreement entered into with Grünenthal in December 2013 was evaluated under these updated accounting standards.

Additionally, the Company recognizes milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Royalty revenues are generally recognized when earned and collectability of the related royalty payment is reasonably assured.

The Company recognizes cost reimbursement revenue under agreements, including our grant agreement with the USAMRMC, as the related research and development costs for services are rendered.

Deferred revenue represents the portion of research or license payments received which have not been earned.

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

Liabilities Associated with Warrants

Warrants to Purchase Common Stock

In connection with the private placement equity financing in June 2012, or PIPE, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants are recorded as a liability at fair value at the end of each reporting period, as determined by the Black-Scholes option-pricing model and changes to the fair value are recorded in other income (expense). The inputs for the Black-Scholes option-pricing model include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. These inputs are subjective and generally require significant analysis and judgment to develop. Changes to the inputs could significantly impact the estimated fair value of the PIPE warrants, and since issuance of the PIPE warrants through December 31, 2013, changes in our stock price have had a significant impact to the estimated fair value of the PIPE warrants.

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

Income Taxes

Significant management judgment is required in determining our provision or benefit for income taxes, any uncertain tax positions, deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Since inception, and as of December 31, 2013, we have recorded a full valuation allowance on our net deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carryforwards and research and development tax credits. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Since inception, we have incurred operating losses and, accordingly, we have not recorded a provision for income taxes for any of the periods presented.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon our collaborator, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of clinical trial results or regulatory approvals or clearances. In order for a product candidate to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance.

Years Ended December 31, 2013, 2012 and 2011

Revenue

To date, we have not generated any commercial product revenue. We do not expect to receive any commercial sales revenue from any product candidates that we develop until we, or our collaborators, obtain regulatory approval and commercialize our products.

Collaboration agreement

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States and Asia.

Under the terms of the agreement, we received an upfront cash payment of $30.0 million. We are eligible to receive approximately $220 million in additional payments, based upon research, development, regulatory and manufacturing efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

Research Grant

In May 2011, we received a grant award of $5.6 million from the USAMRMC for the development of ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Revenue related to this grant award was recognized as the related research and development expenses were incurred. As of December 31, 2013, $5.6 million grant had been recognized in its entirety.

Revenue for the year ended December 31, 2013 was $29.5 million, $27.4 million of which related to our collaboration with Grünenthal and $2.1 million related to our grant with the USAMRMC. Revenue for the years ended 2012 and 2011 was $2.4 and $1.1 million, respectively, and was generated from our grant from the USAMRMC.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to Zalviso. Research and development expenses included the following:

•	expenses incurred under agreements with contract research organizations and clinical trial sites;

•	employee- and consultant-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party pharmaceutical and engineering development contractors;

•	payments to third party manufacturers; and

•	depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and equipment and laboratory and other supply costs.

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We will incur substantial future expenditures as we seek to continue development of Zalviso, including the requisite activities associated with preparing for the potential commercialization of Zalviso. In addition, we plan to continue to incur significant research and development expenses, including the expenses associated with the continued development of ARX-04. We do not plan to continue development of ARX-02 and ARX-03, unless additional funding or corporate partnership resources are available to support these programs.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
ARX-01 (Zalviso)	$16,009	$17,100	$7,823
ARX-04	1,957	1,547	523
Overhead	8,326	6,261	5,278

Total research and development expenses	$26,292	$24,908	$13,624

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

Total research and development expenses for years ended December 31, 2013, 2012 and 2011 were as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease) 2013 vs. 2012	Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2012 vs. 2011
	2013	2012	2011
Research and development expenses	$26,292	$24,908	$13,624	$1,384	$11,284	6%	83%

The $1.4 million increase during the year ended December 31, 2013 was primarily attributable to an increase of $2.1 million in headcount-related expenses, including bonus and stock-based compensation, due to an increase in headcount and a rising stock price, which created higher stock-based compensation expense. In addition, expenses related to ARX-04 increased $0.4 million due primarily to Phase 2 clinical trial expenses, which was completed in February 2013, and ongoing pharmaceutical development work. These increases were partially offset by a $1.1 million decrease in expenses related to our Zalviso development program, as we had completed one of the three Phase 3 trials in 2012 and completed the second and third Phase 3 trials, which were initiated in 2012, by mid-2013.

The $11.3 million increase during the year ended December 31, 2012 was primarily attributable to an increase of $9.3 million in expenses related to our Zalviso development program, particularly related to conducting three Phase 3 trials, and a $1.0 million increase related to activities under our grant with the USAMRMC for ARX-04. The remaining increase primarily relates to an increase in headcount-related expenses, including stock-based compensation, due to an increase in headcount.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration, finance, marketing and business development activities. Other significant expenses included legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses to continue to increase in connection with operating as a public company and as we continue to build our corporate infrastructure in support of continued development of our product candidates.

Total general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease) 2013 vs. 2012	Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2012 vs. 2011
	2013	2012	2011
General and administrative expenses	$9,877	$7,199	$6,800	$2,678	$399	37%	6%

The $2.7 million increase during the year ended December 31, 2013 was primarily due to an increase in consulting/outside services of $1.4 million, primarily related to market research activities for Zalviso, an increase of $1.1 million in headcount-related expenses, primarily due to stock-based compensation expense as a result of an increasing stock price, and other corporate-related expenses.

The $0.4 million increase during the year ended December 31, 2012 was primarily due to an increase in legal expenses, primarily associated with our increasing patent portfolio and other corporate-related expenses associated with operations as a public company.

Interest Expense

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Total interest expense for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease) 2013 vs. 2012	Increase/ (Decrease) 2012 vs. 2011	Percentage Increase/ (Decrease) 2013 vs. 2012	Percentage Increase/ (Decrease) 2012 vs. 2011
	2013	2012	2011
Interest expense	$(1,518)	$(2,283)	$(2,309)	$(765)	$(26)	(34%)	(1)%

The $0.8 million decrease in interest expense during the year ended December 31, 2013, was due to a lower portion of our monthly payments attributable to interest due to the continued maturity of our original loan agreement with Hercules, which was scheduled to mature on December 1, 2014. The loan agreement was amended with Hercules in December 2013. The overall debt facility was increased to $40.0 million and the maturity was extended to October 1, 2017.

In December 2013, we drew the first tranche of $15.0 million and used a portion of the proceeds to pay down the remaining principal and accrued interest on the original loan agreement with Hercules, which was $8.6 million.

There were no significant changes in interest expense during the year ended December 31, 2012, compared to the year ended December 31, 2011.

Interest and other income (expense), net

Interest income and other income (expense), net, during the years ended December 31, 2013 and 2012 consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012. During the year ended December 31, 2013, we also recorded a loss of $1.6 million associated with extinguishment of our original loan agreement with Hercules, which we entered into in 2011, and amended in December 2013. During the year ended December 31, 2011 interest income and other income (expense) consisted primarily of the change in the fair value our then-outstanding warrants to purchase convertible preferred stock. The warrants to purchase convertible preferred stock were classified as liabilities and, as such, were remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as other income (expense), net. Upon the completion of our IPO, all of our warrants to purchase convertible preferred stock were remeasured to fair value and were either exercised or converted into warrants to purchase common stock. At that time, the then-current aggregate fair value of these warrants was reclassified from liabilities to additional paid-in capital and we no longer remeasure the liability associated with these warrants to fair value. Total interest income and other income (expense) for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease) 2013 vs. 2012	Increase/ (Decrease) 2012 vs. 2011
	2013	2012	2011
Interest and other income (expense), net	$(15,241)	$(1,367)	$1,560	$13,874	$(2,927)

The $13.9 million increase in interest and other income (expense) during the year ended December 31, 2013 was primarily attributable to the increase in the fair value of our PIPE warrants, which was recorded as an expense. The primary determinant of this expense was an increase in share price during 2013 and its resulting impact on the Black-Scholes valuation of these warrants. In addition, we recorded a $1.2 million loss related to entering into an amended and restated loan agreement with Hercules. This transaction, under generally accepted accounting principles, was considered an extinguishment of the original Hercules debt arrangement.

The $2.9 million change in interest and other income (expense) during the year ended December 31, 2012 was primarily attributable to the increase in the fair value of our PIPE warrants, which was recorded as an expense. The income generated in 2011 was primarily attributable to the decrease in fair value of our warrants to purchase convertible preferred stock and the elimination of the call option liability related to the convertible promissory notes issued in September 2010 which expired upon closing of the IPO in February 2011.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses and negative cash flows in 2014 and may incur significant losses and negative cash flows for the foreseeable future. We have funded our operations primarily through the issuance of equity securities and debt financings, and more recently through our collaboration agreement with Grünenthal, which we entered into in December 2013.

As of December 31, 2013, we had cash, cash equivalents and investments totaling $103.7 million compared to $59.8 million as of December 31, 2012. The increase was primarily attributable to proceeds from our equity financing conducted in July 2013 and our collaboration with Grünenthal as described in more detail below. We anticipate that our existing capital resources plus additional cash available under our loan agreement with Hercules, will permit us to meet our capital and operational requirements through at least 2015, excluding any additional proceeds from potential milestones associated with our collaboration with Grünenthal. We base this expectation on our current operating plan, that assumes an NDA approval in the third quarter of 2014, and a Zalviso commercial launch in the first quarter of 2015. These assumptions may change as a result of many factors. For example, the FDA may delay the approval of Zalviso, or may never approve Zalviso. Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations if these delays are substantial.

On July 23, 2013, we completed an underwritten public offering of 4,370,000 shares of common stock, at a price of $11.65 per share to the public. The total gross proceeds of this offering were $50.9 million with net proceeds of $47.9 million after deducting underwriting discounts and commissions and other expenses payable by us.

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Asia and Latin America. Under the terms of the agreement, we received an upfront cash payment of $30.0 million. We are eligible to receive approximately $220 million in additional payments, based upon research, development, regulatory and manufacturing efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

In December 2013, we entered into an amended loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the original loan and security agreement with Hercules. We plan to use the proceeds of the remaining tranches to provide additional funding for the commercialization of Zalviso, as a potential source of funding for clinical trials for other development programs in our pipeline and for general corporate purposes. The second tranche of $10.0 million can be drawn, at our option, anytime prior to June 30, 2014. The third tranche of $15.0 million, can be drawn at anytime between December 15, 2014 and March 15, 2015, but only if the Company has obtained approval for Zalviso from the FDA.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, money market funds and time deposits. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(487)	$(24,582)	$(15,287)
Net cash (used in) provided by investing activities	(6,920)	14,955	(29,579)
Net cash provided by financing activities	47,876	49,765	49,605

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

Net cash used in operating activities of $0.5 million during the year ended December 31, 2013 reflected a net loss of $23.4 million, partially offset by aggregate non-cash charges of $20.0 million and a net change of $2.9 million in our net operating assets and liabilities. Non-cash charges primarily included $14.1 million for the revaluation of the PIPE warrant liability and the contingent put option liability, $3.5 million in stock-based compensation and $1.2 million for the loss on extinguishment of debt associated with our original loan agreement with Hercules, which was amended in December 2013. The net change in our operating assets and liabilities was primarily a result of an increase in deferred revenue of $2.6 million associated with our collaboration agreement with Grünenthal and a decrease in prepaid expenses of $1.1 million due to completion of our Phase 3 clinical trials for Zalviso in 2013.

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

During the year ended December 31, 2013, cash used in investing activities of $6.9 million was primarily a result of $28.0 million in purchases of investments and $3.3 million in purchases of property and equipment, partially offset by $24.4 million in maturities of investments.

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

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and proceeds from our debt financings, reduced by payments made on such debt financings. As of December 31, 2013, our balance of outstanding principal was $15.0 million associated with our loan and security agreement with Hercules.

During the year ended December 31, 2013, cash provided by financing activities was primarily a result of the receipt of $47.9 million in proceeds from an underwritten public offering in July 2013, net of offering costs and underwriting discounts, and proceeds of $15.0 million from our amended loan agreement with Hercules from December 2013, partially offset by payments of long-term debt of $16.3 million, including payment of the remaining principal of $8.5 million at the time of the amendment, and $7.8 million in principal payments made prior to the amendment.

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

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including the potential commercialization of Zalviso. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least 2015. We base this expectation on our current operating plan, which may change as a result of many factors. Our current operating plan includes continued preparation for the commercial launch of Zalviso in the first quarter of 2015, which assumes approval of Zalviso by the FDA by the third quarter of 2014. Our operating plan also includes continued development of ARX-04 and initiation of the Phase 3 clinical program. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous forward looking factors, including but not limited to the following:

•	the outcome, timing and cost of regulatory approvals;

•	expenditures related to our commercialization preparation of Zalviso,

•	future manufacturing, selling and marketing costs related to Zalviso, if the product is approved for marketing, including our contractual obligations to Grünenthal;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

We will need substantial funds to:

•	commercialize any products we market, including Zalviso;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates; and

•	conduct research and development programs.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•	significantly curtail commercialization efforts of our product candidates or other operations;

•	obtain funds through entering into collaboration agreements on unattractive terms; and/or

•	delay, postpone or terminate planned clinical trials.

Contractual Obligations

The following table and disclosure summarizes our outstanding contractual obligations and commitments as of December 31, 2013 (in thousands):

	Payment by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease(1)	$938	$392	$546	$—	—
Principal Payments on Long-Term Debt (2)	15,000	—	10,106	4,894	—
Interest Payments on Long-Term Debt	3,533	1,327	2,015	191	—

Total	$19,471	$1,719	$12,667	$5,085	—

(1)	Operating lease includes base rent for facilities we occupy in Redwood City, California.
(2)

The loan and security agreement with Hercules also includes a $0.2 million balloon payment due on December 1, 2014 and a $1.7 million balloon payment due on maturity of the loan, October 1, 2017, and are not included in the table above.

Patheon

In January 2013, we entered into a Services Agreement with Patheon relating to the manufacture of sufentanil NanoTabs, for use with Zalviso. Under the terms of the Services Agreement, the Company has agreed to purchase, subject to Patheon’s continued material compliance with the terms of the Services Agreement, all of its sufentanil NanoTabs requirements for the United States, Canada and Mexico from Patheon during the Initial Term of the Services Agreement (as defined below), and at least eighty percent (80%) of its sufentanil NanoTabs requirements for such territories after the Initial Term. The term of the Services Agreement extends until December 31, 2017, or the Initial Term, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice; provided, however, that the Services Agreement may not be terminated without cause prior to the end of the Initial Term.

We have also entered into a Capital Agreement, with Patheon. Under the terms of the Capital Agreement, we have the option to make certain future modifications to Patheon’s Cincinnati facility, the aggregate cost of which is expected to be less than $4.4 million and which would be the responsibility of the Company. Under the Capital Agreement we made payments in 2012 and 2013 totaling $480,000 to Patheon to partially offset taxes incurred and paid by Patheon in connection with facility modifications already completed by Patheon. We can seek reimbursement from Patheon for these payments if it receives approval from the U.S. Food and Drug Administration for Zalviso. The Capital Agreement further requires that we pay a maximum “overhead fee” of $200,000 annually during the term of the Services Agreement, which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Services Agreement and pre-existing development agreements with Patheon. No fee was due in 2013 based on the amount of revenues earned by Patheon from the Company in 2013.

Expenditures associated with the Services Agreement are primarily driven by the potential commercial requirements and demand for our products, none of which are currently approved for commercial use; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

Grünenthal

On December 16, 2013, AcelRx Grünenthal entered into a Collaboration and License Agreement (the “License Agreement”) and related Manufacture and Supply Agreement (the “Manufacturing Agreement” and together with the License Agreement, the “Agreements”). The License Agreement grants Grünenthal rights to commercialize Zalviso, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia (the “Territory”), for human use in pain treatment within or dispensed by hospitals hospices, nursing homes and other medically-supervised settings (the “Field”).

Under the terms of the Manufacturing Agreement, we will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from us, during the first five years after the effective date of the Manufacturing Agreement, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. The Product will be supplied at our fully burdened manufacturing cost (as defined in the Manufacturing Agreement). The Manufacturing Agreement requires us to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and under certain specified conditions permits Grünenthal to use a third party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

Unless earlier terminated, the Manufacturing Agreement continues in effect until the later of the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments or the end of any transition period for manufacturing obligations due to the expiration or termination of the License Agreement. The Manufacturing Agreement is subject to earlier termination in connection with certain termination events in the License Agreement, in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

Under the Supply Agreement, we will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory.

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for our products, and none of our product candidates are currently approved for commercial use; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

Off-Balance Sheet Arrangements

Through December 31, 2013, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended December 31, 2013.

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

3. Management has assessed the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting as of December 31, 2013 and has concluded that such internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AcelRx Pharmaceuticals, Inc.:

We have audited AcelRx Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). AcelRx Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AcelRx Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of AcelRx Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related statements of comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 of AcelRx Pharmaceuticals, Inc. and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 17, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors is divided into three classes designated as Class I, Class II and Class III, with each class having a three-year term.

The following is a brief biography of each member of our board of directors with each biography including information regarding the experiences, qualifications, attributes or skills of each current board member as of January 31, 2014.

Class I Directors

Adrian Adams, age 63, has served as our Chairman since February 2013. Mr. Adams has been Chief Executive Officer and President of Auxilium Pharmaceuticals Inc. since December, 2011. Prior to joining Auxilium, Mr. Adams served as Chairman and Chief Executive Officer of Neurologix, a company focused on development of multiple innovative gene therapy development programs. Before Neurologix, Mr. Adams served as President and Chief Executive Officer of Inspire Pharmaceuticals, Inc., where he oversaw the commercialization and development of prescription pharmaceutical products and led the company through a strategic acquisition by global pharmaceutical leader Merck & Co., Inc. in May 2011. Prior to Inspire, Mr. Adams served as President and Chief Executive Officer of Sepracor Inc. from December 2006 until February 2010. Under his leadership, Sepracor conducted multiple strategic corporate development activities, including the in-licensing of seven products and out-licensing deals with two major pharmaceutical companies, prior to its acquisition by Dainippon Sumitomo Pharma Co. Prior to joining Sepracor, Mr. Adams was President and Chief Executive Officer of Kos Pharmaceuticals, Inc. from 2002 until the acquisition of the company by Abbott Laboratories in December 2006. During his tenure he led the transformation of Kos into a fully integrated and profitable pharmaceutical company with annual revenues approaching $1 billion. Mr. Adams graduated from the Royal Institute of Chemistry at Salford University in the U.K. Mr. Adams has extensive national and international experience and has been instrumental in launching major global brands in addition to driving successful corporate development activities encapsulating financing, product and company acquisitions, in-licensing and company M&A activities, all of which provide him with the qualifications and skills to serve as a director.

Richard Afable, M.D., age 60, has served as our director since December 2013. Since 2013, Dr. Afable has been the Chief Executive Officer of Covenant Health Network, based in Irvine, California, a non-profit healthcare delivery system formed through the affiliation of Hoag Memorial Hospital Presbyterian and St. Joseph Health System. Prior to Covenant Health Network, Dr. Afable served as the President and Chief Executive of Hoag Memorial Hospital Presbyterian from 2005 to 2013. Prior to Hoag Memorial Hospital Presbyterian, Dr. Afable served as the Chief Medical Officer of Catholic Health East from 1999 to 2005. He earned a B.S. in biology, an M.D. degree from Loyola University of Chicago, and a masters in public health from the University of Illinois at Chicago. Dr. Afable’s scientific, financial and business expertise, including his experience as an executive officer in the health care industry, provides him with the qualifications and skills to serve as a director.

Mark G. Edwards, age 56, has served as our director since September 2011. Mr. Edwards is Managing Director of Bioscience Advisors Inc., a biopharmaceutical consulting firm he founded in 2011. From July 2008 until December 2010, he was Managing Director and a Principal of Deloitte Recap LLC, a wholly-owned subsidiary of Deloitte Touche Tohmatsu, an audit and financial consulting services firm. Mr. Edwards was previously the Managing Director and founder of Recombinant Capital, Inc. (Recap), a consulting and database firm based in Walnut Creek, California, from 1988 until the sale of Recap to Deloitte in 2008. Prior to founding Recap in 1988, Mr. Edwards was Manager of Business Development at Chiron Corporation, a biotechnology company. He received his B.A. and M.B.A. degrees from Stanford University. Mr. Edwards’ financial and business expertise, including his background as a business advisor to pharmaceutical and biotechnology companies, provides him with the qualifications and skills to serve as a director.

Class II Directors

Stephen J. Hoffman, Ph.D., M.D., age 59, has served as our director since February 2010. Dr. Hoffman has been a Senior Advisor to PDL BioPharma, Inc. since February 2014. Prior to that he served as a managing director at Skyline Ventures, a venture capital firm, from May 2007 until February 2014. From January 2003 to March 2007, Dr. Hoffman was a general partner at TVM Capital, a venture capital firm. Prior to that, he served as President, Chief Executive Officer and a director of Allos Therapeutics, a biopharmaceutical company, from 1994 to 2002. From 1990 to 1994, Dr. Hoffman completed a fellowship in clinical oncology and a residency/fellowship in dermatology, both at the University of Colorado. Dr. Hoffman was the scientific founder of Somatogen Inc., a biotechnology company that was acquired by Baxter International, Inc., a global medical products and services company, in 1998, where he held the position of Vice President of Science and Technology from 1987 until 1990. He serves on the board of directors of several biopharmaceutical companies: Allos Therapeutics, Inc., Concert Pharmaceuticals, Inc., Collegium Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Genocea Biosciences, Inc., and Proteon Therapeutics, Inc. Previously, Dr. Hoffman served on the board of directors of Sirtris Pharmaceuticals, Inc., a pharmaceutical company that was acquired by GlaxoSmithKline, a global pharmaceutical company, in 2008. Dr. Hoffman holds a Ph.D. in bio-organic chemistry from Northwestern University and an M.D. from the University of Colorado School of Medicine. Dr. Hoffman’s scientific, financial and business expertise, including his diversified background as an executive officer and investor in public pharmaceutical companies, provides him with the qualifications and skills to serve as a director.

Richard A. King, age 49, has served as our director and President and Chief Executive Officer since May 2010. From April 2009 until May 2010, Mr. King acted as an independent consultant to a number of private and public biotechnology and venture capital companies. From October 2008 to April 2009, Mr. King served as President and General Manager of Tercica, Inc., a biotechnology company that was acquired by Ipsen, SA in 2008, and from February 2008 to October 2008, Mr. King served as President and Chief Operating Officer of Tercica, Inc., and from February 2007 until February 2008, he served as Chief Operating Officer of Tercica, Inc. From January 2002 to October 2006, Mr. King served as Executive Vice President of Commercial Operations of Kos Pharmaceuticals, Inc., a pharmaceutical company that was acquired by Abbott Laboratories, a global, broad-based health care company, in 2006. From January 2000 to January 2002, Mr. King served as Senior Vice President of Commercial Operations at Solvay Pharmaceuticals, a pharmaceutical company that was acquired by Abbott Laboratories in 2009. From April 1992 to January 2000, Mr. King held various marketing positions at SmithKline Beecham Pharmaceuticals, now known as GlaxoSmithKline, a global pharmaceutical company. Mr. King holds a B.Sc. in Chemical Engineering from University of Surrey and an M.B.A. from Manchester Business School. Mr. King’s extensive experience as an executive officer of public pharmaceutical companies and his knowledge of the day-to-day operations of our company provide him with the qualifications and skills to serve as a director.

Pamela P. Palmer, M.D., Ph.D., age 51, has served as our director and Chief Medical Officer since she co-founded the company in July 2005. Dr. Palmer has been on faculty at the University of California, San Francisco since 1996 and is currently a Clinical Professor of Anesthesia and Perioperative Care. Dr. Palmer was Director of UCSF PainCARE-Center for Advanced Research and Education from 2005 to 2009, and was Medical Director of the UCSF Pain Management Center from 1999 to 2005. Dr. Palmer has been a consultant of Omeros Corporation, a biopharmaceutical company, since she co-founded that company in 1994. Dr. Palmer holds an M.D. from Stanford University and a Ph.D. from the Stanford Department of Neuroscience. Dr. Palmer’s extensive clinical and scientific experience in the treatment of acute and chronic pain as well as historical knowledge of our company provide her with the qualifications and skills to serve as a director.

Class III Directors

Howard B. Rosen, age 55, has served as our director since 2008. Since 2008, Mr. Rosen has served as a consultant to several companies in the biotechnology industry. He has also served as a lecturer at Stanford University in Chemical Engineering since 2008 and in Management since 2011. Mr. Rosen served as interim

President and Chief Executive Officer of Pearl Therapeutics, Inc., a company focused on developing combination therapies for the treatment of highly prevalent chronic respiratory diseases, from June 2010 to March 2011. From 2004 to 2008, Mr. Rosen was Vice President of Commercial Strategy at Gilead Sciences, Inc., a biopharmaceutical company. Mr. Rosen was President of ALZA Corporation, a pharmaceutical and medical systems company that merged with Johnson & Johnson, a global healthcare company, in 2001, from 2003 until 2004. Prior to that, from 1994 until 2003, Mr. Rosen held various positions at ALZA Corporation. Mr. Rosen is a member of the board of directors of Alcobra, Ltd., a public pharmaceutical company. Mr. Rosen is also a member of the board of directors of a number of private biotechnology companies as follows: PaxVax, Inc., Entrega, Inc., Kala Pharmaceuticals, Inc. and ALDEA Pharmaceuticals. Mr. Rosen holds a B.S. in Chemical Engineering from Stanford University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Stanford Graduate School of Business. Mr. Rosen’s experience in the biopharmaceutical industry, including his specific experience with commercialization of pharmaceutical products, provides him with the qualifications and skills to serve as a director.

Mark Wan, age 48, has served as our director since August 2006. Mr. Wan is a founding general partner of Three Arch Partners, a venture capital firm. Prior to co-founding Three Arch Partners in 1993, Mr. Wan was a general partner at Brentwood Associates, a private equity firm from 1987 until 1993. Since 1999, Mr. Wan has served on the board of directors of Epocrates, Inc., a company focused on providing mobile drug reference tools. Mr. Wan also serves on the board of directors of numerous private companies. Mr. Wan holds a B.S. in Engineering from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Wan’s financial experience and extensive knowledge of our company provides him with the qualifications and skills to serve as a director.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of January 31, 2014:

Name	Age	Position
Richard A. King	49	Director, President and Chief Executive Officer
James H. Welch	56	Chief Financial Officer
Pamela P. Palmer, M.D., Ph.D.	51	Director, Chief Medical Officer and Co-Founder
David H. Chung	47	Chief Commercial Officer
Lawrence G. Hamel	62	Chief Development Officer
Badri Dasu	50	Chief Engineering Officer

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

Pamela P. Palmer, M.D., Ph.D. Dr. Palmer’s biography is included above under the section titled “—Board of Directors—Class II Directors.”

David H. Chung has served as our Chief Commercial Officer since September 2013. From August 2012 until June 2013, Mr. Chung has served as chief commercial officer at Conceptus, Inc., a women’s, device-based, permanent birth control solution company. From January 2011 until July 2012, Mr. Chung served as president and chief executive officer of Mitralis, an early stage, transcatheter mitral valve repair company. Prior to Mitralis, Mr. Chung held the position of global vice president, commercial operations, heart valve therapy at Edwards Lifesciences/Baxter Healthcare, the culmination of 15 years at the company in various commercial roles of increasing responsibility. Prior to Baxter, Mr. Chung began his career at Pfizer in a sales capacity in both the medical device and pharmaceutical sales arenas. Mr. Chung holds a B.S. in general engineering from the United States Military Academy, West Point, N.Y.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information for the years indicated with respect to the compensation earned by our Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated executive officers as of December 31, 2013. We refer to these individuals as our “named executive officers” elsewhere in this Form 10-K.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Total ($)
Richard A. King	2013	475,000	—	—	1,871,040	277,875	2,623,915
President and Chief Executive Officer	2012	426,006	—	—	616,203	170,400	1,212,609
	2011	411,600	—	425,927	279,955	100,842	1,218,324

James H. Welch	2013	307,500	—	—	523,150	124,845	955,495
Chief Financial Officer	2012	299,000	—	—	170,561	95,232	564,793
	2011	290,000	—	—	60,750	67,425	418,175

Pamela P. Palmer, M.D., Ph.D.	2013	409,000	—	—	1,432,226	174,643	2,015,869
Chief Medical Officer	2012	396,550	—	—	544,991	134,034	1,075,575
	2011	385,000	—	233,199	243,000	89,513	950,712

David H. Chung(4)	2013	110,000	16,500	—	1,111,500	45,430	1,283,430
Chief Commercial Officer

Badri Dasu	2013	301,000	—	—	484,556	128,527	914,083
Chief Engineering Officer	2012	278,000	—	—	120,600	93,964	492,564
	2011	270,500	—	51,305	127,575	59,645	509,025

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

(3)	The dollar amounts reflect the cash awards made to the named executive officers under the Company’s 2013, 2012 and 2011 Cash Bonus Plans.
(4)

Mr. Chung’s employment with the Company began in September 2013. Compensation reported is for a partial year of employment. Mr. Chung received a one-time sign-on bonus in the amount of $16,500. A partial living cost reimbursement of $5,000 has not been included in the table above, as the amounts below $10,000 are not required to be disclosed per the SEC regulations.

Employment Agreements and Arrangements

Executive Employment Agreements and Termination Benefits

Offer Letter Agreements

We have entered into offer letter agreements with each of our named executive officers, in connection with each named executive officer’s commencement of employment with us. These offer letter agreements provide for the named executive officer’s initial base salary, eligibility to participate in our standard benefit plans and in certain cases, the named executive officer’s initial stock option grant along with vesting provisions with respect to that initial stock option grant. We amended and restated these offer letter agreements in December 2010, excluding the offer letter for David Chung, as he did not begin employment until September 2013, to clarify certain terms for compliance with tax laws, to specify the terms of the option to be granted to Mr. King upon achievement of certain milestones and to provide additional change of control severance benefits to Mr. Welch and Dr. Palmer.

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

In August 2013, we entered in an offer letter agreement with Mr. Chung, which provides for his initial annual salary of $330,000, eligibility for an annual target bonus of up to 35% of his annual salary, based upon achievement of a series of personal and company objectives, as determined by the Compensation Committee of the Board of Directors on an annual basis. The offer letter also provides for a one-time sign on bonus of $16,500, and a partial living cost reimbursement of $1,250 per month for a maximum of two years, and an initial stock option grant of 150,000 shares of our common stock, vesting with respect to 25% of the shares subject to this grant on September 2, 2014, with the remaining shares vesting on an equal monthly basis over the following 36 months, subject to his continued employment.

Each of our executive officers is employed “at-will,” and each such executive officer’s employment may be terminated at any time by us or the named executive officer.

Long-Term Equity Incentive Award Vesting Acceleration

Under Mr. King’s, Mr. Dasu’s, Mr. Welch’s and Dr. Palmer’s respective offer letter agreements, they are entitled to full “double-trigger” stock option and RSU vesting acceleration benefits (for all currently outstanding stock options and RSUs and any stock options and RSUs that may be granted in the future) in the event their service with us is terminated by us without cause or, in the case of acceleration of stock options only for Messrs. Welch, Dasu and Dr. Palmer, in a manner that constitutes an involuntary termination, or, in the case of acceleration of RSUs only for Messrs. Welch, and Dasu and Dr. Palmer and for acceleration of stock options and RSUs for Mr. King, such executive resigns for good reason, in each case within 18 months following a change in control, subject to signing an effective release of claims, and in the case of acceleration of stock options for Mr. King and Dr. Palmer, resignation from our board of directors if so requested by the board of directors. Under Mr. Chung’s offer letter, he is entitled to full “double-trigger” stock option vesting acceleration benefits with respect to his currently outstanding stock option in the event his service with us is terminated by us without cause or in a manner that constitutes an involuntary termination, in each case within 12 months following a change in control.

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

2013 Cash Bonus Plan

Target bonuses for our named executive officers under the 2013 Cash Bonus Plan, or the 2013 Bonus Plan, ranged from 35% to 45% of such executive’s 2013 base salary based on market data established for each executive position. The amount of cash bonus, if any, for each named executive officer was based on both the named executive officer achieving his or her individual performance goals and on our attainment of the 2013 corporate objectives approved by our board of directors. Our 2013 corporate objectives were primarily related to product development, business development, clinical trial milestones and financial objectives. The target bonuses for our named executive officers for 2013 were as follows:

Named Executive Officer	Target Bonus (as a percentage of FY 2013 Base Salary)
Richard A. King	45%
James H. Welch	35%
Pamela P. Palmer, M.D., Ph.D.	35%
David H. Chung	35%
Badri Dasu	35%

Mr. King’s cash bonus under the 2013 Bonus Plan was based 100% on the achievement of the 2013 corporate objectives. The cash bonus for all other named executive officers was based 40% on the achievement of his or her individual performance goals, as determined by our board of directors, and 60% on the achievement of the 2013 corporate objectives. The named executive officers’ actual bonuses could have exceeded 100% of target in the event performance exceeded the predetermined target goals.

In February 2014, the Compensation Committee determined, and the Board of Directors confirmed, that the Company had achieved a 130% attainment level of the 2013 corporate objectives. In addition to achieving the target goals, the Company achieved certain other predetermined goals related to positive clinical data for Zalviso and ARX-04, commercial development plans for Zalviso, equity financing and the collaboration agreement with Grünenthal, resulting in 130% attainment of the 2013 corporate objectives. At that same time, the Board of Directors also confirmed the attainment levels of each named executive officers’ individual performance goals for 2013. Pursuant to the 2013 Bonus Plan, the Board of Directors awarded cash bonuses to our executives based on the confirmed attainment level of the 2013 corporate objectives and the confirmed attainment level of their respective individual performance goals for 2013. All bonus amounts were paid on February 15, 2014.

The table below sets forth the target and actual non-equity incentive plan awards for our named executive officers for fiscal 2013 performance:

Name	Target Award	Actual Award
Richard A. King	$213,750	$277,875
James H. Welch	$107,625	$124,845
Pamela P. Palmer, M.D., Ph.D.	$143,150	$174,643
David H. Chung(1)	$38,500	$45,430
Badri Dasu	$105,350	$128,527

(1)	Target Award prorated for David Chung’s employment start date of September 2013.

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

Named Executive Officer	Target Bonus (as a percentage of FY 2012 Base Salary)
Richard A. King	40%
James H. Welch	32.5%
Pamela P. Palmer, M.D., Ph.D.	32.5%
Badri Dasu	32.5%

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

The table below sets forth the target and actual non-equity incentive plan awards for our named executive officers for fiscal 2011 performance:

Name	Target Award	Actual Award
Richard A. King	$144,060	$100,842
James H. Welch	$87,000	$67,425
Pamela P. Palmer, M.D., Ph.D.	$115,500	$89,513
Badri Dasu	$81,150	$59,645

Outstanding Equity Awards at December 31, 2013

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2013.

Outstanding Equity Awards at December 31, 2013

Name	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Richard A. King	—		507,057	(3)	5.31		02/05/2023
	120,181		142,033	(4)	3.39		02/13/2022
	79,205		36,003	(6)	3.45		03/02/2021
	28,538	(7)	—		2.56	(8)	06/15/2020
	392,399		35,672	(9)	2.56	(8)	06/15/2020
								30,865	349,083
James H. Welch	—		141,775	(3)	5.31		02/05/2023
	33,265		39,314	(5)	3.39		02/07/2022
	17,187		7,813	(6)	3.45		03/02/2021
	101,562		23,438	(10)	5.32		11/04/2020
								—	—
Pamela P. Palmer, M.D., Ph.D.	—		388,137	(3)	5.31		02/05/2023
	106,292		125,619	(5)	3.39		02/07/2022
	68,749		31,251	(6)	3.45		03/02/2021
	250,000		—		2.56	(8)	06/15/2020
	37,500		—		5.52		03/25/2019
	37,500		—		4.00		08/14/2018
	25,000		—		1.32		04/03/2017
								16,899	191,128
David H. Chung	—		150,000	(11)	10.55		09/02/2023
Badri Dasu	—		131,316	(3)	5.31		02/05/2023
	23,521		27,798	(5)	3.39		02/07/2022
	36,093		16,407	(6)	3.45		03/02/2021
	30,000		—		2.56	(8)	06/15/2020
	25,000		—		2.56	(8)	06/15/2020
	6,250		—		5.52		03/25/2019
	37,500		—		1.20		10/25/2017
								3,718	42,051

(1)

The shares subject to these restricted stock units vested as to 1/4 of the shares on September 2, 2011, with the remaining shares vesting as to 1/4 of the shares subject to the award on each of the 1-, 2-, and 3-year anniversary of the March 2, 2011 stock award grant date.

(2)

The dollar amounts in this column represent the aggregate grant date fair value of all restricted stock unit awards granted that have not vested. The estimated fair value of restricted stock unit awards is calculated based on the market price of our common stock as of December 31, 2013, which is $11.31.

(3)	The shares subject to this stock option vested as to 1/4 of the shares on February 5, 2014, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(4)	The shares subject to this stock option vested as to 1/4 of the shares on February 13, 2013, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(5)	The shares subject to this stock option vested as to 1/4 of the shares on February 7, 2013, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(6)	The shares subject to this stock option vested as to 1/4 of the shares on March 2, 2012, with the remaining shares vesting on an equal monthly basis over the following 36 months.

(7)	The shares subject to this stock option were fully vested as of the June 15, 2010 grant date.
(8)

The dollar amounts reflect the increase in the exercise price of the options, effective December 27, 2010, we granted to our named executive officers on June 15, 2010 from an original estimated fair value of $1.20 to a revised estimate of fair value of $2.56 in consideration of IRC Section 409a.

(9)

The shares subject to this stock option vested as to 28,538 shares on June 15, 2010, and another 85,614 shares vested on March 3, 2011, with the remaining shares vesting on an equal monthly basis over the following 36 months.

(10)	The shares subject to this stock option will vest as to 1/4 of the shares on September 30, 2011, with the remaining shares vesting on an equal monthly basis over the following 36 months.
(11)	The shares subject to this stock option vested as to 1/4 of the shares on September 2, 2014, with the remaining shares vesting on an equal monthly basis over the following 36 months.

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

Director Compensation Table

The following table sets forth certain summary information for the year ended December 31, 2013 with respect to the compensation of our non-employee directors. Neither Mr. King nor Dr. Palmer, each of whom are executive officers, received or receives any additional compensation for serving on our board of directors or its committees.

2013 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Adrian Adams	59,148	158,972	218,120
Howard B. Rosen	49,778	104,007	153,785
Stephen J. Hoffman Ph.D., M.D.	50,500	104,007	154,507
Richard Afable, M.D.	2,494	83,247	85,741
Mark Wan	50,688	104,007	154,695
Mark G. Edwards	55,000	104,007	159,007
Guy P. Nohra	44,069	104,007	148,076
Thomas A. Schreck	4,556	—	4,556

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

(2)

As of December 31, 2013, the following directors held options to purchase the following number of shares of the Company’s common stock: Adrian Adams, 30,000, Mr. Rosen, 66,250; Dr. Hoffman, 27,500; Dr. Afable, 15,000; Mr. Nohra, 9,583; Mr. Wan, 27,500; Mr. Edwards, 42,500.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2013.

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) (4)(5)
Equity compensation plans approved by security holders(1)	4,975,170	$4.29	743,479
Equity compensation plans not approved by security holders	—	$—	—

Total	4,975,170		743,479

(1)	Consists of the 2006 Plan, the 2011 Plan and the ESPP.
(2)

Includes 65,765 shares subject to outstanding restricted stock units that will entitle the holder to one share of common stock for each unit that vests over the holder’s period of continued service with us.

(3)

The calculation does not take into account the 65,765 shares of common stock subject to outstanding restricted stock units. Such shares will be issued at the time the restricted stock units vest, without any cash consideration payable for those shares.

(4)

Consists of shares available for future issuance under the 2011 Incentive Plan, including shares that were previously available for future issuance under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for our IPO, and the ESPP. As of December 31, 2013, 273,290 shares of common stock were available for issuance under the 2011 Incentive Plan and 470,189 shares of common stock were available for issuance under the ESPP.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2014 by: (i) each director; (ii) each named executive officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	% of Total
5% Stockholders:
Funds affiliated with Three Arch Entities(2)	10,623,269	24.5%
Fund affiliated with Skyline Venture Partners(3)	4,428,161	10.2%
Fund affiliated with Alta Partners(4)	2,507,974	5.8%
Fund affiliated with Perceptive Advisors LLC (5)	6,574,060	15.2%

Named Executive Officers and Directors:
Richard A. King(6)	949,159	2.2%
James H. Welch(7)	228,438	0.5%
Pamela P. Palmer, M.D., Ph.D.(8)	988,505	2.3%
Badri Dasu(9)	220,327	0.5%
David H. Chung	—	—%
Adrian Adams(10)	84,166	0.2%
Mark Wan(11)	10,637,435	24.5%
Stephen J. Hoffman, Ph.D., M.D.(12)	4,442,327	10.2%
Richard Afable, M.D.(13)	1,250	0%
Howard B. Rosen(14)	57,310	0.1%
Mark G. Edwards(15)	86,666	0.2%
All executive officers and directors as a group (12 persons)(16)	17,932,757	39.1%

(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 43,152,190 shares outstanding on January 31, 2013, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes shares of common stock issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of January 31, 2014, and RSUs which have or are scheduled to vest within 60 days of January 31, 2014. Shares issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of January 31, 2014 and RSUs which have or are scheduled to vest within 60 days of January 31, 2014 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Includes 199,174 shares held by Three Arch Associates III, L.P., 139,621 shares held by Three Arch Associates IV, L.P., 3,704,712 shares held by Three Arch Partners III, L.P. and 6,323,534 shares held by Three Arch Partners IV, L.P. The number also includes

256,228 shares of common stock issuable pursuant to the exercise of stock warrants that are exercisable within 60 days of January 31, 2014. The voting and dispositive decisions with respect to the shares held by Three Arch Associates III, L.P. and Three Arch Partners III, L.P., are made by the following Managing Members of their general partner, Three Arch Management III, L.L.C.: Mark Wan and Wilfred Jaeger, each of whom disclaims beneficial ownership of such shares. The voting and dispositive decisions with respect to the shares held by Three Arch Partners IV, L.P. and Three Arch Associates IV, L.P. are made by the following Managing Members of their general partner, Three Arch Management IV, L.L.C.: Mark Wan and Wilfred Jaeger, each of whom disclaims beneficial ownership of such shares. The address for the funds affiliated with Three Arch Partners is 3200 Alpine Road, Portola Valley, CA 94028.
(3)

Includes 4,171,933 shares held by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. and 256,228 shares of common stock issuable pursuant to the exercise of stock warrants that are exercisable within 60 days of January 31, 2014. John G. Freund and Yasunori Kaneko are the Managing Members of Skyline Venture Management IV, LLC, which is the general partner of Skyline Venture Partners Qualified Purchaser Fund IV, L.P., and as such Drs. Freund and Kaneko may be deemed to share voting and dispositive power with respect to all shares of common stock held by Skyline Venture Partners Qualified Purchaser Fund IV, L.P. In addition, Dr. Hoffman, one of our directors, is a Managing Director of Skyline Ventures and as such may be deemed to share voting and dispositive power with respect to all shares of common stock held by Skyline Venture Partners Qualified Purchasers Fund IV, L.P. Each of Drs. Freund, Kaneko and Hoffman disclaims beneficial ownership of such shares. The address for the funds affiliated with Skyline Venture Partners is 525 University Avenue, Ste. 610, Palo Alto, CA 94301.

(4)

The 2,507,974 shares are held by ACP IV, L.P., or ACPIV. ACMP IV, LLC, or ACMPIV, is the general partner of ACPIV. Dan Janney, David Mack and Guy Nohra are directors of ACMPIV and they exercise shared voting and investment power with respect to the securities held by ACPIV. Each of Messrs. Janney, Mack and Nohra disclaims beneficial ownership of such securities, except to the extent of their pecuniary interest therein. The address for funds affiliated with Alta Partners is One Embarcadero Center, Suite 3700, San Francisco, CA 94111.

(5)

The indicated ownership is based on a Schedule 13G/A filed with the SEC by the reporting persons on February 14, 2014, reporting beneficial ownership as of December 31, 2013. According to the Schedule 13G, the reporting persons beneficially own a total of 6,574,060 shares of Common Stock held by a private investment fund to which Perceptive Advisors LLC serves as the investment manager. Mr. Edelman is the managing member of Perceptive Advisors LLC. The Schedule 13G filed by the reporting persons provides information only as of December 31, 2013, and, consequently, the beneficial ownership of the above-mentioned reporting persons may have changed between December 31, 2013 and January 31, 2014.

(6)	Includes 807,993 shares issuable pursuant to stock options exercisable, and 123,457 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2014.
(7)	Includes 204,323 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2014.
(8)	Includes 650,906 shares issuable pursuant to stock options exercisable, and 67,593 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2014.
(9)	Includes 200,417 shares issuable pursuant to stock options exercisable, and 10,643 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2014.
(10)	Includes 9,166 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2014.
(11)

Includes 14,166 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2014. Mr. Wan, one of our directors, is a managing partner of Three Arch Management III, L.L.C. and Three Arch Management IV, L.L.C., and in such capacities he may be deemed to beneficially own the shares owned by the funds affiliated with Three Arch Partners. Mr. Wan disclaims beneficial ownership of these shares. The address of Mr. Wan is c/o Three Arch Partners, 3200 Alpine Road, Portola Valley, CA 94028.

(12)

Includes 14,166 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2014. Dr. Hoffman, one of our directors, is a Managing Director of Skyline Ventures and as such may be deemed to share voting and dispositive power with respect to all shares of common stock held by Skyline Venture Partners Qualified Purchasers Fund IV, L.P. Dr. Hoffman disclaims beneficial ownership of such shares. The address for Dr. Hoffman is c/o Skyline Ventures, 525 University Avenue, Suite 610, Palo Alto, CA 94301.

(13)	Includes 1,250 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2014.
(14)	Represents 52,916 shares issuable pursuant to stock options exercisable, and 4,394 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2014.
(15)	Includes 26,666 shares issuable pursuant to stock options exercisable within 60 days of January 31, 2014.
(17)

Includes 2,147,810 shares issuable pursuant to stock options exercisable, 512,456 shares issuable pursuant to warrants exercisable and 218,357 RSUs which have vested or are scheduled to vest, within 60 days of January 31, 2014.

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

Certain Transactions With or Involving Related Persons

The following is a summary of transactions since January 1, 2012 to which we have been a party in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at fiscal years ended 2012 and 2013 and in which any of our executive officers, directors or holders of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Item 11. Executive Compensation” appearing elsewhere in this Form 10-K.

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

Name	Common Stock Purchased in Private Placement	Warrants Purchased in Private Placement	Aggregate Purchase Price
Funds affiliated with Three Arch Partners(1)	284,698	256,228	$1,000,001.73
Fund affiliated with Skyline Venture Partners(2)	284,698	256,228	$1,000,001.73

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

In connection with the audit of our 2013 financial statements, we entered into an engagement agreement with Ernst & Young LLP which sets forth the terms by which Ernst & Young LLP will perform audit and interim services for us. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

The following table represents aggregate fees for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm:

	Fiscal Year Ended
	2013	2012
Audit Fees	$843,875	$616,375
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$843,875	$616,375

Audit Fees: Consists of fees for professional services rendered for the audit of our financial statements and internal controls over financial reporting, review of interim financial statements and fees for assistance with registration statements filed with the SEC, comfort letters and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements. Fees for the 2013 audit and 2013 quarterly reviews of financial statements were $795,000. Fees for the 2012 audit and the 2012 quarterly reviews of financial statements were $435,000.

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

Date: March 17, 2014	AcelRx Pharmaceuticals, Inc.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. King Richard A. King	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014

/s/ James H. Welch James H. Welch	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014

/s/ Adrian Adams Adrian Adams	Chairman	March 17, 2014

/s/ Pamela P. Palmer, M.D., Ph.D. Pamela P. Palmer, M.D., Ph.D.	Chief Medical Officer and Director	March 17, 2014

/s/ Mark G. Edwards Mark G. Edwards	Director	March 17, 2014

/s/ Stephen J. Hoffman, Ph.D., M.D. Stephen J. Hoffman, Ph.D., M.D.	Director	March 17, 2014

Signature	Title	Date

/s/ Richard Afable, M.D. Richard Afable, M.D.	Director	March 17, 2014

/s/ Howard B. Rosen Howard B. Rosen	Director	March 17, 2014

/s/ Mark Wan Mark Wan	Director	March 17, 2014

ACELRX PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AcelRx Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of AcelRx Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related statements of comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcelRx Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AcelRx Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 17, 2014

AcelRx Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$88,401	$47,932
Short-term investments	15,262	11,831
Prepaid expenses and other current assets	897	2,003

Total current assets	104,560	61,766
Property and equipment, net	5,179	2,485
Restricted cash	250	205
Other assets	42	64

Total Assets	$110,031	$64,520

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,341	$2,235
Accrued liabilities	3,904	4,653
Deferred revenue, current portion	623	—
Long-term debt, current portion	—	7,443

Total current liabilities	6,868	14,331
Deferred rent	188	312
Long-term debt, net of current portion	14,364	8,530
Deferred revenue	2,007	—
Contingent put option liability	334	82
Warrant liability	13,111	7,418

Total liabilities	36,872	30,673

Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of December 31, 2013 and 2012; 43,050,580 and 37,055,027 shares issued and outstanding as of December 31, 2013 and 2012	43	37
Additional paid-in capital	218,568	155,836
Accumulated deficit	(145,453)	(122,027)
Accumulated other comprehensive income	1	1

Total stockholders’ equity	73,159	33,847

Total Liabilities and Stockholders’ Equity	$110,031	$64,520

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Collaboration agreement	$27,370	$—	$—
Research grant	2,132	2,394	1,072

Total revenue	29,502	2,394	1,072

Operating expenses:
Research and development	26,292	24,908	13,624
General and administrative	9,877	7,199	6,800

Total operating expenses	36,169	32,107	20,424

Loss from operations	(6,667)	(29,713)	(19,352)
Interest expense	(1,518)	(2,283)	(2,309)
Interest income and other income (expense), net	(15,241)	(1,367)	1,560

Net loss	(23,426)	(33,363)	(20,101)
Other comprehensive loss:
Unrealized gains on available for sale securities	—	1	—

Comprehensive loss	$(23,426)	$(33,362)	$(20,101)

Net loss per share of common stock, basic and diluted	$(0.59)	$(1.51)	$(1.16)

Shares used in computing net loss per share of common stock, basic and diluted	39,746,678	22,124,637	17,344,727

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	7,151,802	55,941	674,353	3	2,668	(68,563)	—	(65,892)
Conversion of convertible preferred stock to common stock	(7,151,802)	(55,941)	8,555,713	8	55,933	—	—	55,941
Conversion of Bridge Note and warrants to common stock	—	—	2,141,684	2	9,579	—	—	9,824
Issuance of Warrants	—	—	—	—	967	—	—	967
Stock-based compensation	—	—	—	—	1,833	—	—	1,833
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	—	—	147,792	1	60	—	—	61
Issuance of common stock upon ESPP purchase	—	—	48,236	—	139	—	—	139
Issuance of common stock upon IPO, net of offering-related costs of $5.1 million	—	—	8,000,000	8	34,931	—	—	34,939
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(20,101)	—	(20,101)

Balance as of December 31, 2011	—	—	19,567,778	22	106,110	(88,664)	—	17,468
Issuance of Warrants	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	2,150	—	—	2,150
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	—	—	122,108	—	80	—	—	80
Issuance of common stock upon ESPP purchase	—	—	67,804	—	169	—	—	169
Issuance of common stock upon private placement offering, net of offering-related costs of $0.9 million	—	—	2,922,337	1	3,245	—	—	3,246
Issuance of common stock upon underwritten public offering, net of offering-related costs of $3.5 million	—	—	14,375,000	14	44,082	—	—	44,096
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(33,363)	—	(33,363)

Balance as of December 31, 2012	—	—	37,055,027	$37	$155,836	$(122,027)	1	$33,847

AcelRx Pharmaceuticals, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	—	—	37,055,027	$37	$155,836	$(122,027)	1	$33,847

Issuance of Warrants	—	—	—	—	1,130	—	—	1,130
Stock-based compensation	—	—	—	—	3,479	—	—	3,479
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	—	—	520,365	1	1,276	—	—	1,277
Issuance of common stock upon exercise of stock warrants	—	—	1,050,062	1	8,689	—	—	8,690
Issuance of common stock upon ESPP purchase	—	—	55,126	—	219	—	—	219
Issuance of common stock upon underwritten public offering, net of offering-related costs of $3.0 million	—	—	4,370,000	4	47,939	—	—	47,943
Change in unrealized gains and losses on investments, net of taxes	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(23,426)	—	(23,426)

Balance as of December 31, 2013	—	—	43,050,580	$43	$218,568	$(145,453)	1	$73,159

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,426)	$(33,363)	$(20,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	593	605	513
Amortization of premium/discount on investments, net	202	380	195
Interest expense related to debt financing	442	647	1,619
Stock-based compensation	3,479	2,150	1,833
Revaluation of convertible preferred stock warrant, call option, put option and PIPE warrant liabilities	14,071	1,439	(1,512)
Loss on extinguishment of debt	1,202	—	—
Other	—	43	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,132	429	(434)
Restricted cash	(45)	—	—
Accounts payable	106	705	987
Accrued liabilities	(760)	2,029	1,788
Deferred revenue	2,630	—	—
Deferred rent	(113)	354	(175)

Net cash used in operating activities	(487)	(24,582)	(15,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,287)	(826)	(2,019)
Purchase of investments	(28,009)	(27,167)	(39,367)
Proceeds from sales of investments	—	—	2,082
Proceeds from maturities of investments	24,376	42,948	9,725

Net cash provided by (used in) investing activities	(6,920)	14,955	(29,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in equity offerings, net of offering costs	47,943	53,174	34,939
Proceeds from the issuance of long-term debt	14,958	—	19,762
Payment of long-term debt	(16,345)	(3,655)	(5,297)
Extinguishment of debt	(437)	—	—
Net proceeds from issuance of common stock through equity plans and exercise of warrants	1,757	246	201

Net cash provided by financing activities	47,876	49,765	49,605

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,469	40,138	4,739
CASH AND CASH EQUIVALENTS—Beginning of period	47,932	7,794	3,055

CASH AND CASH EQUIVALENTS—End of period	$88,401	$47,932	$7,794

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,105	$1,632	$1,162

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of convertible promissory notes into common stock	$—	$—	$8,137
Issuance of common stock upon cashless exercise of warrants	$8,428	$—	$536
Reclassification of warrant liability and call option liability to equity	$—	$—	$906
Issuance of warrants for common stock	$1,130	$5,828	$967
Contingent put option liability	$334	$—	$232
Purchases of property and equipment in Accrued Liabilities	$725	$—	$—

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

The Company

AcelRx Pharmaceuticals, Inc., or the Company or AcelRx, was incorporated in Delaware on July 13, 2005 as SuRx, Inc., and in January 2006, the Company changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in Redwood City, California.

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. AcelRx intends to commercialize its product candidates in the United States and license the development and commercialization rights to its product candidates for sale outside of the United States through strategic partnerships and collaborations. The Company’s lead product candidate, ZalvisoTM, formerly known as the Sufentanil NanoTab PCA System, or ARX-01, is currently under review by the FDA for marketing approval, and is designed to improve the management of moderate-to-severe acute pain in patients in the hospital setting. In addition, in December 2013, the Company entered into a collaboration agreement with Grünenthal for the commercialization of Zalviso in Europe and Australia.

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur negative cash flows until its product candidates are approved for marketing in the United States and other countries, in which it has and intends to license its products, which may never occur. In previous years, prior to the completion of the clinical development program for Zalviso and the commercial collaboration of Zalviso, AcelRx was considered a development stage company.

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

Concentration of Risk

The Company invests cash that is currently not being used for operational purposes in accordance with its investment policy in debt securities of the U.S. Treasury and U.S. government sponsored agencies and overnight deposits. The Company is exposed to credit risk in the event of default by the institutions holding the cash equivalents and available-for-sale securities to the extent recorded on the balance sheet. Our cash and cash equivalent balances can be in excess of federally insured amounts.

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets and, if indicators of asset impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through an analysis of the undiscounted future expected operating cash flows. If impairment is indicated, the Company records the amount of such impairment for the excess of the carrying value of the asset over its estimated fair value. For example, purchased equipment and manufacturing-related facility improvements the Company has made at Patheon’s facility in Ohio, are utilized for continued research and development, and potential commercial manufacturing of our product candidates. If the Company does not receive regulatory approval for our product candidates, the Company may determine that it is no longer probable that the Company will realize the future economic benefit associated with the costs of these assets through future manufacturing activities, and if so, the Company would record an impairment charge associated with these assets. As of December 31, 2013, the Company has not written down any of its long-lived assets as a result of impairment.

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

Collaboration Revenue

Collaboration revenue, which is earned under license agreements with third parties, may include nonrefundable license fees, cost reimbursements, research and development services, commercial manufacturing services, contingent development and commercial milestones and royalties.

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“ESP”), if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element.

VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. Establishing VSOE may not be possible for the elements of a license arrangement because each arrangement is unique, an arrangement typically consists of multiple elements and AcelRx has limited history of entering into license arrangements.

When VSOE cannot be established, AcelRx attempts to establish the selling price of the elements of a license arrangement based on TPE. TPE is determined based on a competitor’s price for similar deliverables when sold separately. AcelRx may not be able to determine TPE for license arrangements, as they contain a significant level of differentiation such that the comparable pricing of a competitor’s license arrangement with similar functionality cannot be obtained, and AcelRx is therefore unable to reliably determine what a similar competitor’s license arrangement’s selling price would be on a standalone basis.

When AcelRx is unable to establish the selling price of an element using VSOE or TPE, ESP is utilized in the allocation of the elements of the arrangement. The objective of the ESP is to determine the price at which AcelRx would transact a sale if the element of the license arrangement were sold on a standalone basis.

The process for determining ESPs involves management’s judgment. Our process considers multiple factors such as discounted cash flows, estimated direct expenses and other costs and available data, which may vary over time, depending upon the circumstances, and relate to each deliverable. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change.

AcelRx recognizes a contingent milestone payment as revenue in its entirety upon our achievement of the milestone. A milestone is substantive if the consideration earned from the achievement of the milestone (i) is

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.

Research Grant Revenue

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) and is disclosed in the Statement of Comprehensive Loss. For the Company, other comprehensive income (loss) consists of changes in unrealized gains and losses on the Company’s investments.

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

Notes to Financial Statements

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

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Estimates of expected life are primarily determined using the simplified method in accordance with guidance provided by the SEC. Such method was utilized as the Company did not believe its historical option exercise experience, which was limited, provided a reasonable basis upon which to estimate expected term. Volatility is derived from historical volatilities of several public companies within AcelRx’s industry that are deemed to be comparable to AcelRx’s business because AcelRx’s has limited information on the volatility of its common stock since there was no trading history prior to completion of AcelRx’s Initial Public Offering, or IPO, in February 2011. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, restricted stock subject to repurchase, warrants to purchase convertible preferred stock and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive.

Segment Information

The Company operates in one operating segment and has operations solely in the United States.

Recently Issued Accounting Pronouncements

In February 2013, Accounting Standards Codification Topic 220, Comprehensive Income was amended to require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Accordingly, a company can present this information on the face of the financial statements, if certain requirements are met, or the information must be presented in the notes to the financial

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

statements. The Company adopted this guidance as of January 1, 2013, on a retrospective basis, and the items reclassified out of accumulated other comprehensive income are not material for all periods presented.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$88,390	$—	$—	$88,390
Money market funds	11	—	—	11

Total cash and cash equivalents	88,401	—	—	88,401
Marketable securities:
U.S. government agency securities	15,261	1	—	15,262

Total marketable securities	15,261	1	—	15,262
Total cash, cash equivalents and investments	103,662	1	—	103,663

	As of December 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$44,440	$—	$—	$44,440
Money market funds	2,086	—	—	2,086
U.S. government agency securities	1,406	—	—	1,406

Total cash and cash equivalents	47,932	—	—	47,932
Marketable securities:
U.S. government agency securities	11,830	1	—	11,831

Total marketable securities	11,830	1	—	11,831
Total cash, cash equivalents and investments	$59,762	$1	$—	$59,763

None of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the years ended December 31, 2013 and 2012. There were no other-than-temporary impairments for these securities as of December 31, 2013 or 2012.

As of December 31, 2013 and 2012, the contractual maturity of all investments held was less than one year.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of December 31, 2013 and December 31, 2012, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which was classified as a Level III liability. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of December 31, 2013 and 2012, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 10 “Stockholders’ Equity.” The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the PIPE warrants.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$11	$11	$—	$—
U.S. government agency obligations	15,262	—	15,262	—

Total assets measured at fair value	$15,273	$11	$15,262	$—

Liabilities
PIPE warrant	$13,111	$—	$—	$13,111
Contingent put option	334	—	—	334

Total liabilities measured at fair value	$13,445	$—	$—	$13,445

	As of December 31, 2012
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,086	$2,086	$—	$—
U.S. government agency obligations	13,237	—	13,237	—

Total assets measured at fair value	$15,323	$2,086	$13,237	$—

Liabilities
PIPE warrant	$7,418	—	—	$7,418
Contingent put option	82	—	—	82

Total liabilities measured at fair value	$7,500	$—	$—	$7,500

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2013 and 2012:

	As of December 31, 2013	As of December 31, 2012
Market Price	$11.31	$4.26
Exercise Price	$3.40	$3.40
Risk-free interest rate	1.27%	0.72%
Expected volatility	69.0%	78.0%
Expected life (in years)	3.92	4.9
Expected dividend yield	0.0%	0.0%

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2013 and 2012 (in thousands):

Year Ended December 31, 2013
Fair value—beginning of period	$7,500
Change in fair value of PIPE warrants	5,693
Change in fair value of contingent put option associated with 2011 loan and security agreement with Hercules	(82)
Addition of contingent put option associated with 2013 loan and security agreement with Hercules	334

Fair value—end of period	$13,445

Year Ended December 31, 2012
Fair value—beginning of period	$232
Addition of PIPE warrants in June 2012	5,828
Change in fair value of PIPE warrants	1,590
Change in fair value of contingent put option	(150)

Fair value—end of period	$7,500

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2013	2012
Research equipment	$2,014	$2,014
Leasehold improvements	1,425	1,418
Computer equipment and software	189	167
Construction in process	3,277	—
Tooling	318	337
Furniture and fixtures	59	59

Total property, plant and equipment	7,282	3,995
Less accumulated depreciation and amortization	(2,103)	(1,510)

	$5,179	$2,485

Depreciation and amortization expense was $0.6 million, $0.6 million and $0.5 million during the years ended December 31, 2013, 2012 and 2011. Construction in process includes $2.5 million related to certain modifications the Company is making at Patheon’s Cincinnati facility under the terms of a capital and equipment agreement related to the manufacture of the Company’s product candidates.

4. Research Grant

In May 2011, AcelRx received a grant from the US Army Medical Research and Materiel Command, or USAMRMC, in which the USAMRMC granted $5.6 million to the Company in order to support the development

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

of a new product candidate, ARX-04, a Sufentanil NanoTab for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse the Company for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research. As of December 31, 2013, the full amount of the grant, $5.6 million, had been recognized as revenue.

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $2.1 million, $2.4 million and $1.1 million for the years ended December 31, 2013, 2012, 2011, respectively.

5. Collaboration

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement (the “License Agreement”) and related Manufacture and Supply Agreement (the “Manufacturing Agreement” and together with the License Agreement, the “Agreements”). The License Agreement grants Grünenthal rights to commercialize Zalviso the Company’s novel sublingual patient-controlled analgesia (PCA) system (the “Product”), in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia (the “Territory”), for human use in pain treatment within or dispensed by hospitals hospices, nursing homes and other medically-supervised settings (the “Field”). The Company retains rights with respect to the Product in countries outside the Territory, including the U.S., Asia and Latin America. Under the Supply Agreement, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory.

License Agreement

Under the terms of the License Agreement, Grünenthal has the exclusive right to commercialize the Product in the Field in the Territory. The Company retains control of clinical development, while Grünenthal and the Company will be responsible for certain development activities pursuant to a development plan as agreed between the parties. The Company will not receive separate payment for such development activities. Grünenthal is exclusively responsible for marketing approval applications and other regulatory filings relating to the sufentanil drug cartridge for the Product in the Field in the Territory, while the Company is responsible for the CE Mark and other regulatory filings relating to device portions of the Product.

The Company received an upfront non-refundable cash payment of $30.0 million, and is eligible to receive up to $220.0 million in additional payments contingent upon research, development, regulatory and manufacturing efforts and specified net sales target milestones. Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range on net sales of Product in the Territory.

Unless earlier terminated, the License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply the Product to Grünenthal. The License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

Manufacturing Agreement

Under the terms of the Manufacturing Agreement, the Company will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from AcelRx, during the first five years after the effective date of the Manufacturing Agreement, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. The Product will be supplied at the Company’s fully burdened manufacturing cost (as defined in the Manufacturing Agreement). The Manufacturing Agreement requires the Company to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and under certain specified conditions permits Grünenthal to use a third party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

Unless earlier terminated, the Manufacturing Agreement continues in effect until the later of the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments or the end of any transition period for manufacturing obligations due to the expiration or termination of the License Agreement. The Manufacturing Agreement is subject to earlier termination in connection with certain termination events in the License Agreement, in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

The Company identified the following four significant non-contingent performance deliverables under the agreements: 1) intellectual property (license), 2) the obligation to provide research and development services, 3) the significant and incremental discount on the manufacturing of Zalviso for commercial purposes, and 4) the obligation to participate on the joint steering committee.

The Company considered the provisions of the multiple-element arrangement guidance in determining whether the deliverables outlined above have standalone value and thus should be treated as separate units of accounting. Company’s management determined that the license has standalone value and represents a separate unit of accounting because the rights conveyed permit Grünenthal to perform all efforts necessary to commercialize and begin selling the product upon regulatory approval. In addition, Grünenthal has the appropriate development, regulatory and commercial expertise with products similar to the product licensed under the agreement and has the ability to engage third parties to manufacture the product allowing Grünenthal to realize the value of the license without receiving any of the remaining deliverables. Grünenthal can also sublicense its license rights to third parties. Also, the Company’s management determined that the research services, committee participation and implied discount associated with the manufacturing services each represent individual units of accounting as Grünenthal could perform such services and/or could acquire these on a separate basis.

The Company developed best estimates of selling prices for each deliverable in order to allocate the noncontingent arrangement consideration to the four units of accounting.

The Company’s management determined the best estimate of selling price for the license based on Grünenthal’s estimated future cash flows arising from the arrangement. Embedded in the estimate were significant assumptions regarding regulatory expenses, revenue, including potential customer market for the product and product price, costs to manufacture the product and the discount rate. The Company’s management determined the best estimate of selling price of the research and development services and committee participation based on the nature and timing of the services to be performed and in consideration of personnel and other costs incurred in the delivery of the services. For the discount on manufacturing services, Company’s management estimated the selling price based on the market level of contract manufacturing margin it could have received if it were engaged to supply products to a customer in a separate transaction.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

The Agreements entitle the Company to receive additional payments upon the achievement of certain development and sales milestones. Based on ASC Topic 605-28, Revenue Recognition — Milestone Method, the Company evaluates contingent milestones at inception of the agreement, and recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive in its entirety. Milestones are events which have the following characteristics: (i) they can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and, (iii) they would result in additional payments due to the Company. A milestone is considered substantive if the following criteria are met: (i) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item (s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, , (ii) the consideration relates solely to past performance and, (iii) the consideration is reasonable relative to all of the other deliverables and payment terms, including other potential milestone consideration, within the arrangement.

The substantive milestone payments will be recognized as revenue in their entirety upon the achievement of each substantive milestone. Based on the criteria noted above, the identified substantive milestones in the agreement pertain to post approval product enhancements, expanded market opportunities and manufacturing efficiencies for Zalviso. Each of these potential achievements is based primarily on the Company’s performance and involves substantive uncertainty as achievement of these milestones require future research, development and regulatory activities, which are inherently uncertain in nature. The Company determined that the consideration for each milestone was commensurate with the Company’s performance to achieve the milestone, including future research, development, manufacturing and regulatory activities and that the consideration is reasonable relative to all of the other deliverables and payments within the arrangement. Aggregate potential payments for these milestones total $28.5 million.

In addition to substantive milestones, two milestones associated with the Agreements were deemed not to be substantive. These milestones pertain to regulatory developments for Zalviso in Europe, which Company’s management deemed to be not substantive due to the level of performance associated with future achievement of these milestones. Aggregate potential payments for these milestones total $20.0 million. When achieved, the value of these milestones will be allocated to the four separate units of accounting based on estimated selling prices and recognized as revenue in the period of achievement to the extent the services underlying the separate units of accounting have been performed. The Company anticipates receiving the first milestone payment of $5.0 million in 2014, for the submission of the Marketing Authorization Application for Zalviso to the European Medicines Agency.

The Agreement also include milestone payments related to specified net sales targets, totaling $171.5 million. The sales-based milestones do not meet the definition of a milestone under ASU 2010-17 because the achievement of these milestones is solely dependent on counter-party performance and not on any performance obligations of the Company.

The Company allocated the $30.0 million upfront fee across the four deliverables based on estimated selling prices.

Based on the relative estimated selling price method, the amount of consideration allocated to the license was $27.4 million, which was recognized as revenue for the year ended December 31, 2013, as the license had been delivered. The remaining upfront consideration, of $2.6 million, was allocated to the remaining deliverables and recorded as deferred revenue as of December 31, 2013.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

6. Long-Term Debt

Hercules Loan and Security Agreements

In June 2011, AcelRx entered into a loan and security agreement with Hercules, under which AcelRx borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The Company’s obligations associated with the agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

The Company borrowed the first tranche of $10.0 million upon the closing of the transaction on June 29, 2011 and borrowed the second tranche of $10.0 million in December 2011. The Company used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain loan and security agreement between the Company and Pinnacle Ventures, L.L.C., or Pinnacle Ventures, dated September 16, 2008. The agreement with Pinnacle Ventures is described further below. The interest rate for each tranche was 8.50%. In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 8 “Warrants,” for further description.

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc. (together, the “Lenders”) under which the Company may borrow up to $40.0 million in three tranches. The loans are represented by secured convertible term promissory notes (collectively, the “Notes”). The Loan Agreement amends and restates the Loan and Security Agreement between the Company and the Lenders dated as of June 29, 2011, (the Original Loan Agreement), as noted above. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic No. 470), the amendment noted above was determined to be an extinguishment of the existing debt and an issuance of new debt. The Company reached this conclusion based on a comparison of discounted remaining cash flows of the original loan agreement compared to the amended loan agreement, the result of which was a greater than 10% difference in discounted cash flows. The Company determined this difference to be significant. The Company has recorded the new debt at estimated fair value and, as of December 31, 2013, the balance was $14.3 million.

As a result of the extinguishment, AcelRx recorded a $1.2 million loss on extinguishment of debt which was recorded as other income / expense on the Statement of Comprehensive Loss. The loss on extinguishment was a non-cash write off, consisting of deferred debt charges, the unamortized portion of the original issue discount related to the Original Loan Agreement and other fees associated with extinguishing the debt, including the estimated fair value of warrants issued in connection with the amended loan agreement, facility and legal fees associated with the amended loan agreement and the value of the contingent put option liability associated with the original loan agreement at the time of the amendment.

The second tranche of the amended loan agreement of up to $10.0 million can be drawn, at the Company’s option, anytime prior to June 30, 2014. The third tranche, of up to $15.0 million, can be drawn at anytime between December 15, 2014 and March 15, 2015, but only if the Company has obtained approval for Zalviso from the U.S. Food and Drug Administration (the “Milestone”). The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Loan Agreement are interest only until April 1, 2015 (which will be extended until January 1, 2016 if the Company achieves the Milestone on or before April 1, 2015) followed by equal monthly payments of principal and interest through the scheduled maturity date

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

on October 1, 2017 (which would be extended until January 1, 2018 if the Company achieves the Milestone on or prior to April 1, 2015) (the “Loan Maturity Date”). In addition, a final payment equal to $1,700,000 will be due on the Loan Maturity Date, or such earlier date specified in the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

If the Company prepays the loan prior to maturity, it will pay the Lenders a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs prior to December 16, 2014, 2% if the prepayment occurs after December 16, 2014, but prior to December 16, 2015, or 1% if the prepayment occurs after December 16, 2015.

Subject to certain conditions and limitations set forth in the Loan Agreement, the Company has the right to convert up to $5.0 million of scheduled principal installments under the Notes into freely tradeable shares of the Company’s common stock (“Common Stock”). The number of shares of Common Stock that would be issued upon conversion of the Notes would be equal to the number determined by dividing (x) the product of (A) the principal amount to be paid in shares of Common Stock and (B) 103%, by (y) $9.30 (subject to certain proportional adjustments as provided for in the Loan Agreement).

The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Lenders’ security interest or in the value of the collateral, and events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, the Company issued a warrant to each Lender which together are exercisable for an aggregate of 176,730 shares of Common Stock and each carry an exercise price of $6.79 (the “Warrants”). Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants.

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the loan, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $1.7 million. This option is considered a contingent put option liability as the holder of the loan may exercise the option in the event of default and, is considered an embedded derivative which must be valued and separately accounted for in the Company’s financial statements. As the amendment of the loan agreement was considered an extinguishment, the contingent put option liability associated with the original loan agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of December 31, 2013, 2012 and 2011, the estimated fair value of the contingent put option liability was $334,000, $82,000 and $232,000, respectively which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability will be revalued at the end of each reporting period and any change in the fair value will be recognized in the statement of operations.

As of December 31, 2013, the Company had outstanding borrowings under the amended Hercules loan and security agreement of $15.0 million. Amortization of the debt discount prior to amending the Hercules loan and security agreement in December 2013, which was recorded as interest expense, was $0.4 million for the year ended December 31, 2013.

As of December 31, 2012, the Company had outstanding borrowings under the Hercules loan and security agreement of $16.0 million, net of debt discount of $0.5 million. Amortization of the debt discount, which was recorded as interest expense, was $0.5 million for the year ended December 31, 2012.

Amortization of the debt discount, which was recorded as Interest Expense, was $254,000 for the year ended December 31, 2011.

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

Future Payments on Long-Term Debt

The following table summarizes our outstanding future payments associated with the Company’s long-term debt as of December 31, 2013 (in thousands):

		Payment by Period
Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Principal Payments	$15,000	$—	$10,106	$4,894	—
Interest Payments	3,533	1,327	2,015	$191	—
Balloon Payments	1,900	200	—	$1,700	—

Total	$20,433	$1,527	$12,121	$6,785	—

7. Convertible Notes

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

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

8. Warrants

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

As of December 31, 2013, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

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

In February 2013, warrants to purchase 228,264 shares were net exercised, for 58,580 shares of common stock. As of December 31, 2013, no warrants to purchase shares of common stock issued to Pinnacle were outstanding.

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

Hercules Warrants

In connection with the Amended Loan Agreement, executed in December 2013, the Company issued warrants to Hercules which are exercisable for an aggregate of 176,730 shares of Common Stock and each carry an exercise price of $6.79 (the “Warrants”). Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants. The Company estimated the fair value of these warrants as of the issuance date to be $1.1 million, which was used in the estimating the fair value of the amended debt instrument and was recorded as equity. The fair value of the warrants was calculated using the Black-Scholes option-valuation model, and was based on the strike price of $6.79, the stock price at issuance of $9.67, the five-year contractual term of the warrants, a risk-free interest rate of 1.55%, expected volatility of 71% and 0% expected dividend yield.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

As of December 31, 2013, warrants to purchase 176,730 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in December 2018.

In connection with the original loan and security agreement with Hercules, executed in June 2011, the Company issued to Hercules warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. The warrants may be exercised on a cashless basis. The warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of seven years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the warrants. The Company estimated the fair value of these warrants as of the issuance date to be $967,000, which was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The fair value of the warrants was calculated using the Black-Scholes option-valuation model, and was based on the seven-year contractual term of the warrants, a risk-free interest rate of 2.44%, expected volatility of 79% and 0% expected dividend yield. During June and July 2013, warrants to purchase 274,508 shares were net exercised, for 183,404 shares of common stock.

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of December 31, 2013, the fair value of the PIPE warrants was estimated to be $13.1 million. The change in fair value for the year ended December 31, 2013 and December 31, 2012, which was recorded as other expense, was $14.1 million and $1.6 million, respectively.

During the year ended December 31, 2013, warrants to purchase 1,135,589 shares were net exercised, for 808,078 shares of common stock. As of December 31, 2013, PIPE warrants to purchase 1,494,514 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

9. Commitments and Contingencies

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

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

Rent expense was $0.3 million, $0.3 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum payments under the lease agreement as of December 31, 2013 are as follows (in thousands):

Year Ending December 31:
2014	392
2015	404
2016	142

Total minimum payments	$938

Litigation

The Company is not a party to any litigation and does not have contingent liabilities established for any litigation matters.

Manufacturing Agreements

Patheon

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

The Company also entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement. Under the terms of the Capital Agreement, the second amendment for which was entered into in January 2014, the Company has made and has the option to make certain future modifications to Patheon’s Cincinnati facility, the aggregate cost of which is expected to be less than $4.4 million and which would be the responsibility of the Company. If additional equipment and facility modifications are required to meet the Company’s Product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Capital Agreement also requires that the Company make payments in 2012 and 2013 totaling $480,000,

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

which the Company made, to Patheon to partially offset taxes incurred and paid by Patheon in connection with facility modifications already completed by Patheon. The Company can seek reimbursement from Patheon for this payment if it receives approval from the U.S. Food and Drug Administration for ARX-01. The Capital Agreement further requires that the Company pay a maximum “overhead fee” of $200,000 annually during the term of the Services Agreement, which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Services Agreement and the pre-existing development agreements. No fee was due in 2013 based on the amount of revenues earned by Patheon from the Company.

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for the Company’s products, none of which have been approved for commercialization; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

Grünenthal

On December 16, 2013, AcelRx Pharmaceuticals, Inc. (the “Company”) and Grünenthal GmbH (“Grünenthal”) entered into a Collaboration and License Agreement (the “License Agreement”) and related Manufacture and Supply Agreement (the “Manufacturing Agreement” and together with the License Agreement, the “Agreements”). The License Agreement grants Grünenthal rights to commercialize ZalvisoTM (formerly known as ARX-01) the Company’s novel sublingual patient-controlled analgesia (PCA) system (the “Product”), in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia (the “Territory”), for human use in pain treatment within or dispensed by hospitals hospices, nursing homes and other medically-supervised settings (the “Field”).

Under the terms of the Manufacturing Agreement, the Company will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from AcelRx, during the first five years after the effective date of the Manufacturing Agreement, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. The Product will be supplied at the Company’s fully burdened manufacturing cost (as defined in the Manufacturing Agreement). The Manufacturing Agreement requires the Company to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and under certain specified conditions permits Grünenthal to use a third party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

Unless earlier terminated, the Manufacturing Agreement continues in effect until the later of the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments or the end of any transition period for manufacturing obligations due to the expiration or termination of the License Agreement. The Manufacturing Agreement is subject to earlier termination in connection with certain termination events in the License Agreement, in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

Under the Supply Agreement, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory.

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for the Company’s products, none of which are currently approved for commercial use; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

10. Stockholders’ Equity

Common Stock

Public Offerings

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

Private Placement Offering

On June 1, 2012, or the Issuance Date, the Company issued an aggregate of 2,922,337 shares of common stock and warrants to purchase up to 2,630,103 shares of common stock, or the PIPE warrants, for aggregate gross proceeds of $10.0 million, or the Private Placement. Costs related to the offering were $0.9 million. The shares of common stock and PIPE warrants issued in the Private Placement were sold pursuant to a Securities Purchase Agreement, or Purchase Agreement, dated May 29, 2012, between the Company and certain purchasers, including certain entities affiliated with Mark Wan and Stephen J. Hoffman, members of the Company’s board of directors. Pursuant to the Purchase Agreement, AcelRx sold shares of common stock and PIPE warrants to purchase common stock in immediately separable “Units,” with each Unit consisting of (i) one share of common stock and (ii) a PIPE warrant to purchase 0.9 of a share of common stock. The per share exercise price of the PIPE warrants was $3.40. The offering price per Unit was $3.40 for non-affiliated investors, and $3.5125 for affiliated investors, which equals the sum of (i) $3.40, the closing consolidated bid price of the Company’s common stock on May 29, 2012, plus (ii) $0.1125 (which is equal to $0.125 per PIPE warrant share, multiplied by 0.9), for an aggregate amount of $10.0 million. The PIPE warrants issued in the Private Placement became exercisable six months after the Issuance Date, and expire on the five year anniversary of the initial exercisability date.

In connection with the Private Placement, the Company filed a registration statement with the U.S. Securities and Exchange Commission, or SEC, registering for resale the shares of common stock and shares of common stock issuable upon exercise of the warrants sold in the Private Placement. The registration statement was declared effective by the SEC in July 2012.

2012 ATM Agreement

On August 31, 2012, the Company entered into an At Market Issuance Sales Agreement, or Sales Agreement, or ATM, with MLV & Co. LLC, or MLV, pursuant to which the Company may elect to issue and sell shares of its common stock having an aggregate offering price equal to the lesser of (i) the amount that the Company may continue to offer and sell under the eligibility requirements for use of Form S-3 (including, if applicable, Instruction I.B.6 thereof) or (ii) $7,500,000. The Company is not obligated to make any sales of common stock under the Sales Agreement. Unless earlier terminated, the Sales Agreement will automatically terminate upon the earlier of (1) the sale of all common stock subject to the Sales Agreement or (2) August 31, 2015. The Company will pay MLV an aggregate commission rate equal to up to 3.0% of the gross proceeds for common stock sold through MLV under the Sales Agreement. The Company has also provided MLV with customary

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

indemnification rights and expense reimbursements for up to $25,000 of expenses. As of December 31, 2013, the Company has not sold any shares of common stock pursuant to the ATM.

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

2011 Employee Stock Purchase Plan

Additionally, in January 2011, the board of directors adopted, and the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan, or the ESPP, which also became effective immediately upon the execution and delivery of the underwriting agreement for the IPO.

Initially, 250,000 shares of the Company’s common stock were authorized for issuance under the ESPP pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lower of (1) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (2) a number of shares of common stock as determined by the board of directors. If a purchase right granted under the ESPP terminates without having been exercised, the shares of the Company’s common stock not purchased under such purchase right will be available for issuance under the ESPP. No additional shares were authorized for issuance under the ESPP in 2013, and in January 2012, an additional 391,355 were authorized for issuance under the ESPP.

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

11. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the ESPP as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$1,657	$998	$785
General and administrative	1,822	1,152	1,048

Total	$3,479	$2,150	$1,833

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

The following table summarizes option activity under the 2011 Plan and 2006 Plan:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2010	2,008,797	$2.91
Granted	514,958	3.48
Forfeited	(58,022)	3.32
Exercised	(69,765)	1.20

December 31, 2011	2,395,968	$3.08

Granted	1,213,391	3.36
Forfeited	(165,781)	3.23
Exercised	(43,767)	2.32

December 31, 2012	3,399,811	$3.18
Granted	1,958,727	5.99
Forfeited	(17,917)	8.82
Exercised	(431,216)	3.03

December 31, 2013	4,909,405	$4.29	7.9	34,452

Vested and exercisable options—December 31, 2013	2,161,400	$3.17	6.7	$17,589
Vested and expected to vest—December 31, 2013	4,718,574	$4.25	7.8	$33,322

As of December 31, 2013, there were 273,290 shares available for future grant under the 2011 Plan. In January 2014, an additional 1,722,023 shares were authorized for issuance under the 2011 Incentive Plan.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2013 is summarized below:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$1.20-$2.56	613,875	5.9	$2.22	613,874	$2.22
$2.5601-$4.00	2,088,053	7.4	$3.23	1,299,298	$3.16
$4.22-$6.34	1,962,477	8.7	$5.31	236,353	$5.32
$8.18-$10.55	245,000	9.7	$10.40	11,875	$10.55

	4,909,405	7.9	$4.29	2,161,400	$3.17

The weighted average grant-date fair value of options granted during the years ended December 31, 2013, 2012, 2011 was $4.15, $2.25 and $2.45 per share. As of December 31, 2013, total stock-based compensation expense related to unvested options to be recognized in future periods was $8.2 million which is expected to be recognized over a weighted-average period of 2.8 years. The grant date fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $1.3 million and $1.1 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $3.6 million, $85,000 and $204,000, respectively.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

The Company used the following assumptions to calculate the fair value of each employee stock option:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	5.75-6.25	5.75-6.25	5.75-6.25
Risk-free interest rate	1.02%-2.96%	0.6%-1.74%	1.1%-2.5%
Expected volatility	80%	80%	79%
Expected dividend rate	0%	0%	0%

Restricted Stock Units

In March 2011, the Company granted 343,815 Restricted Stock Units, or RSUs, to employees and directors under the 2011 Plan at a grant date fair value of $3.45. The fair value of the RSUs was determined on the date of grant based on the market price of the Company’s common stock. RSUs are recognized as expense ratably over the vesting period and the Company’s RSU’s generally vest over three years as follows: 25% on the 6 month anniversary of the vesting commencement date, 25% on the 12 month anniversary of the vesting commencement date, 25% on the 24 month anniversary of the vesting commencement date and 25% on the 36 month anniversary of the vesting commencement date, so long as the RSU recipient continues to provide services to the Company. As of December 31, 2013, there were 65,765 RSUs outstanding. The expense related to RSUs during the years ended December 31, 2013, 2012 and 2011 was $290,000, $315,000 and $492,000, respectively.

12. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the years ended December 31, 2012, 2011 and 2010 (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(23,426)	$(33,363)	$(20,101)

Shares used in computing net loss per share of common stock, basic and diluted	39,746,678	22,124,637	17,344,727

Net loss per share of common stock, basic and diluted	$(0.59)	$(1.51)	$(1.16)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2013	2012	2011
Stock options to purchase common stock	4,909,405	3,399,811	2,395,968
Restricted Stock Units	65,765	161,096	257,868
Common stock warrants	1,674,669	3,136,300	506,197

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accounts payable	$2,341	$2,235
Accrued compensation and employee benefits	2,397	1,613
Accrued research and development expenses	248	2,371
Accrued liabilities associated with property and equipment	725	—
Professional fees	230	361
Interest payable	61	119
Other	243	189

Total accounts payable and accrued liabilities	$6,245	$6,888

14. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a discretionary safe harbor contribution equal to 3% of the related compensation. Eligible employees are 100% vested in this safe harbor contribution regardless of whether they make salary deferrals into the 401(k) plan. Company contributions were $143,000, $120,000 and $107,000 for the years ended December 31, 2013, 2012 and 2011.

15. Income Taxes

The Company did not record a provision for income taxes during the years ended December 31, 2013, 2012 and 2011. Net deferred tax assets as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Accruals and other	$2,172	$802
Research credits	3,553	2,050
Net operating loss carryforward	36,279	35,730
Section 59(e) R&D expenditures	10,339	8,572

Total deferred tax assets	52,343	47,154
Valuation allowance	$(52,343)	$(47,154)

Net deferred tax assets	$—	$—

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at statutory federal rate	$(7,965)	$(11,343)	$(6,834)
State tax—net of federal benefit	(716)	(1,953)	(1,104)
PIPE Warrant liability	4,898	540	—
General Business credits	(1,326)	—	—
Other	(80)	1,807	161
Change in valuation allowance	5,189	11,949	7,777

Provision (benefit) for income taxes	$—	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5.2 million, $11.9 million and $7.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is $1.1 million.

As of December 31, 2013, 2012 and 2011, the Company had federal net operating loss carryforwards of $91.1 million, $89.7 million and $82.2 million, respectively, which begin to expire in 2025. As of December 31, 2013, 2012, and 2011, the Company had state net operating loss carryforwards of $91.0 million, $89.7 million and $80.6 million, respectively, which begin to expire in 2015.

As of December 31, 2013, 2012 and 2011, the Company had federal research credit carryovers of $2.6 million, $1.3 million and $1.3 million, respectively, which begin to expire in 2026. As of December 31, 2013, 2012 and 2011, the Company had state research credit carryovers of $1.4 million, $1.1 million and $0.9 million, respectively, which will carryforward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research credits, to offset its post-change income may be limited. Based on an analysis performed by the Company as of December 31, 2013, it was determined that two ownership changes have occurred since inception of the Company. The first ownership change occurred in 2006 at the time of the Series A financing and, as a result of the change, $1.4 million in federal and state net operating loss carryforwards will expire unutilized. In addition, $26,000 in federal and state research and development credits will expire unutilized. The second ownership change occurred in July 2013 at the time of the underwritten public offering; however, the Company believes the resulting annual imposed limitation on use of pre-change tax attributes is sufficiently high that the limit itself will not result in unutilized pre-change tax attributes.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized benefit—beginning of period	$810	$748	$603
Gross decreases—prior period tax positions	221	(17)	—
Gross increases—current period tax positions	310	79	145

Unrecognized benefit—end of period	$1,341	$810	$748

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States and in California. The tax years 2007 through 2013 remain open in both jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions.

16. Unaudited Quarterly Financial Data (in thousands, except per share amounts)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2013. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2013				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$940	$407	$548	$27,607	$329	$224	$166	$1,675
Operating Expenses	$11,509	$8,178	$8,858	$7,624	$6,875	$7,170	$8,358	$9,704
Net income / (loss)	$(12,762)	$(17,447)	$(10,986)	$17,769	$(7,065)	$(7,194)	$(8,582)	$(10,522)
Net income / (loss) per share (basic)	$(0.34)	$(0.47)	$(0.26)	$0.41	$(0.36)	$(0.35)	$(0.38)	$(0.41)

Diluted income for the fourth quarter of 2013 was $0.39 per share. For all other periods presented, basic and diluted loss per share were the same.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporation By Reference
		Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December 16, 2013

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	1/7/2011

10.2+	2006 Stock Plan, as amended.	S-1	333-170594	10.2	11/12/2010

10.3+	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice under 2006 Stock Plan.	10-K	001-35068	10.3	3/30/2011

10.4+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	2/24/2011

10.5+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	3/30/2011

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	3/30/2011

10.7+	2011 Employee Stock Purchase Plan.	S-8	333-172409	99.6	2/24/2011

10.8	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011.	10-K	001-35068	10.9	3/23/2012

10.9	Note and Warrant Purchase Agreement between Registrant and the Purchasers defined therein, dated September 14, 2010, as amended.	S-1	333-170594	10.10	1/31/2011

10.10	Amended and Restated Loan and Security Agreement among the Registrant, Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., dated as of December 16, 2013.

10.13	Award/Contract with the U.S. Army Medical Research and Material Command, dated May 26, 2011.	10-Q	001-35068	10.3	8/11/2011

10.15+	Amended and Restated Offer Letter between the Registrant and Larry Hamel, dated December 31, 2010.	S-1	333-170594	10.14	1/7/2011

10.16+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	1/7/2011

10.17+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	1/7/2011

Exhibit Number	Exhibit Description	Incorporation By Reference
		Form	SEC File No.	Exhibit	Filing Date

10.18+	Amended and Restated Offer Letter between the Registrant and Richard King, dated December 31, 2010.	S-1	333-170594	10.17	1/7/2011

10.19+	Amended and Restated Offer Letter between the Registrant and James Welch, dated December 29, 2010.	S-1	333-170594	10.18	1/7/2011

10.20+	Offer Letter between the Registrant and David Chung, dated August 7, 2013.

10.21+	Non-Employee Director Compensation Policy.	10-K	001-35068	Item 11	3/12/2013

10.23+	Summary of 2012 Cash Bonus Plan.	10-K	001-35068	Item 11	3/12/2013

10.24+	Summary of 2103 Cash Bonus Plan.	8-K	001-35068	10.1	5/10/2013

10.25	Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	10.23	5/30/2012

10.26	At Market Issuance Sales Agreement, dated August 31, 2012, by and between the Registrant and MLV & Co. LLC.	8-K	001-35068	10.1	8/31/2012

10.27	Supply Agreement with Mallinckrodt LLC, effective as of May 31, 2013.	10-Q	001-35068	10.1	11/5/2103

10.28#	Manufacture and Supply Agreement with Grunenthal GmbH, effective as of December 16, 2013.

10.29#	Collaboration and License Agreement with Grunenthal GmbH, effective as of December 16, 2013.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.