Form 10-Q
period 2014-03-31
ACELRX PHARMACEUTICALS INC
filed 2014-05-08
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of April 17, 2014, the number of outstanding shares of the registrant’s common stock was 43,316,104.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “ACELRX”, “NANOTAB” and “ACCELERATE, INNOVATE, ALLEVIATE” are U.S registered trademarks owned by AcelRx Pharmaceuticals, Inc. This report also contains other trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2014 (Unaudited)	December 31, 2013(1)
Assets
Current Assets:
Cash and cash equivalents	$77,587	$88,401
Short-term investments	15,289	15,262
Prepaid expenses and other current assets	1,091	897

Total current assets	93,967	104,560
Property and equipment, net	6,160	5,179
Restricted cash	250	250
Other assets	40	42

Total Assets	$100,417	$110,031

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,185	$2,341
Accrued liabilities	1,895	3,904
Deferred revenue	528	623

Total current liabilities	4,608	6,868
Deferred rent	156	188
Long-term debt	14,492	14,364
Deferred revenue	2,007	2,007
Contingent put option liability	296	334
Warrant liability	13,795	13,111

Total liabilities	35,354	36,872

Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 43,316,104 and 43,050,580 shares issued and outstanding as of March 31, 2014 and December 31, 2013	43	43
Additional paid-in capital	220,103	218,568
Accumulated deficit	(155,084)	(145,453)
Accumulated other comprehensive income	1	1

Total stockholders’ equity	65,063	73,159

Total Liabilities and Stockholders’ Equity	$100,417	$110,031

(1)	The condensed balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Collaboration agreement	$95	$—
Research grant	—	940

Total revenue	95	940

Operating expenses:
Research and development	4,711	9,318
General and administrative	3,925	2,191

Total operating expenses	8,636	11,509

Loss from operations	(8,541)	(10,569)
Interest expense	(472)	(454)
Interest income and other income (expense), net	(618)	(1,739)

Net loss	(9,631)	(12,762)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	—	(2)

Comprehensive loss	$(9,631)	$(12,764)

Net loss per share of common stock, basic and diluted	$(0.22)	$(0.34)

Shares used in computing net loss per share of common stock, basic and diluted	43,190,409	37,133,358

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,631)	$(12,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	141
Amortization of premium/discount on investments, net	72	29
Interest expense related to debt financing	131	133
Stock-based compensation	975	757
Revaluation of put option and PIPE warrant liabilities	646	1,755
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(195)	(83)
Restricted cash	—	(45)
Accounts payable	(156)	1,706
Accrued liabilities	(2,012)	(1,277)
Deferred revenue	(95)	—
Deferred rent	(29)	(26)

Net cash used in operating activities	(10,132)	(9,672)

Cash flows from investing activities:
Purchase of property and equipment	(1,143)	(52)
Purchase of investments	(1,359)	(8,365)
Proceeds from maturity of investments	1,260	9,045

Net cash (used in) provided by investing activities	(1,242)	628

Cash flows from financing activities:
Payment of long-term debt	—	(1,893)
Net proceeds from issuance of common stock through equity plans and exercise of warrants	560	84

Net cash provided by (used in) financing activities	560	(1,809)

Net decrease in cash and cash equivalents	(10,814)	(10,853)
Cash and cash equivalents—Beginning of period	88,401	47,932

Cash and cash equivalents—End of period	$77,587	$37,079

As of March 31, 2014 and 2013, the Company had $420,000 and $0, respectively, in Purchases of property and equipment included in Accrued liabilities in the condensed statements of cash flows.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The Company

AcelRx Pharmaceuticals, Inc., or the Company or AcelRx, was incorporated in Delaware on July 13, 2005 as SuRx, Inc., and in January 2006, the Company changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in Redwood City, California.

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. AcelRx intends to commercialize its product candidates in the United States and license the development and commercialization rights to its product candidates for sale outside of the United States through strategic partnerships and collaborations. The Company’s lead product candidate, ZalvisoTM, formerly known as the Sufentanil NanoTab patient-controlled analgesia, or PCA, System, or ARX-01. The New Drug Application, or NDA, for Zalviso is currently under review by the FDA. The proposed indication for Zalviso is for the management of moderate-to-severe acute pain in adult patients in the hospital setting. In addition, in December 2013, the Company entered into a collaboration agreement with Grünenthal, a European-based pharmaceutical company, for the commercialization of Zalviso in Europe and Australia. We anticipate the filing of the Marketing Authorization Application, or MAA, for Zalviso under the centralized procedure in the European Union, or EU, in mid-2014.

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

Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed balance sheet as of December 31, 2013, was derived from the Company’s audited financial statements as of December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Newly Adopted Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2013, that are of significance, or potential significance to the Company.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$77,582	$—	$—	$77,582
Money market funds	5	—	—	5

Total cash and cash equivalents	77,587	—	—	77,587
Marketable securities:
U.S. government agency securities	15,288	1	—	$15,289

Total marketable securities	15,288	1	—	$15,289

Total cash, cash equivalents and investments	$92,875	$1	$—	$92,876

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$88,390	$—	$—	$88,390
Money market funds	11	—	—	11

Total cash and cash equivalents	88,401	—	—	$88,401
Marketable securities:
U.S. government agency securities	15,261	1	—	15,262

Total marketable securities	15,261	1	—	$15,262

Total cash, cash equivalents and investments	$103,662	$1	$—	$103,663

As of March 31, 2014 and December 31, 2013, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at March 31, 2014 or December 31, 2013. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of March 31, 2014 and December 31, 2013, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement, and which was classified as a Level III liability. See Note 5 “Long-Term Debt,” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the condensed statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of March 31, 2014 and December 31, 2013, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the PIPE warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2014
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$5	$5	$—	$—
U.S. government agency obligations	15,289	—	15,289	—

Total assets measured at fair value	$15,294	$5	$15,289	$—

Liabilities
PIPE warrants	$13,795	—	—	$13,795
Contingent put option liability	296	—	—	296

Total liabilities measured at fair value	$14,091	$—	$—	$14,091

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$11	$11	$—	$—
U.S. government agency obligations	15,262	—	15,262	—

Total assets measured at fair value	$15,273	$11	$15,262	$—

Liabilities
PIPE warrants	$13,111	—	—	$13,111
Contingent put option liability	$334	—	—	$334

Total liabilities measured at fair value	$13,445	$—	$—	$13,445

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of March 31, 2014:

Market price	$12.01
Exercise price	$3.40
Risk-free interest rate	0.90%
Expected volatility	64.0%
Expected life (in years)	3.7
Expected dividend yield	0.0%

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2013:

Market price	$11.31
Exercise price	$3.40
Risk-free interest rate	1.27%
Expected volatility	69.0%
Expected life (in years)	3.92
Expected dividend yield	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2014 and March 31, 2013 (in thousands):

Three Months Ended March 31, 2014
Fair value—beginning of period	$13,445
Change in fair value of PIPE warrants	684
Change in fair value of contingent put option associated with Amended Loan Agreement with Hercules	(38)

Fair value—end of period	$14,091

Three Months Ended March 31, 2013
Fair value—beginning of period	$7,500
Change in fair value of PIPE warrants	1,776
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	(22)

Fair value—end of period	$9,254

3. Research Grant Agreement

In May 2011, AcelRx received a grant from the US Army Medical Research and Materiel Command, or USAMRMC, in which the USAMRMC granted $5.6 million to the Company in order to support the development of a new product candidate, ARX-04, a sufentanil tablet for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC reimbursed the Company for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research. As of December 31, 2013, the full amount of the grant, $5.6 million, had been received and recognized as revenue.

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $0 and $940,000 for the three months ended March 31, 2014 and 2013, respectively.

4. Collaboration Agreement

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement (the “License Agreement”) and related Manufacture and Supply Agreement (the “Manufacturing Agreement” and together with the License Agreement, the “Grünenthal Agreements”). The License Agreement grants Grünenthal rights to commercialize Zalviso in the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, for pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings. Under the Supply Agreement, the Company will exclusively manufacture and supply Zalviso to Grünenthal for sale in their territories.

License Agreement

Under the terms of the License Agreement, Grünenthal has the exclusive right to commercialize Zalviso in their territories. The Company retains control of clinical development, and together with Grünenthal will be responsible for certain development activities. The Company will not receive separate payment for such development activities. Grünenthal is responsible for marketing approval applications and other regulatory filings relating to the sufentanil drug cartridge for Zalviso, while the Company is responsible for the CE Mark and other regulatory filings relating to the device portions.

The Company received an upfront non-refundable cash payment of $30.0 million, and is eligible to receive up to $220.0 million in additional payments contingent upon research, development, regulatory and manufacturing efforts and specified net sales target milestones. Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range on net sales of Zalviso.

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

Manufacturing Agreement

Under the terms of the Manufacturing Agreement, the Company will manufacture and supply Zalviso exclusively for Grünenthal. The Company will supply Zalviso at the Company’s fully burdened manufacturing cost (as defined in the Manufacturing Agreement). The Manufacturing Agreement requires the Company to use commercially reasonable efforts to enter stand-by contracts with third party contract manufacturers to ensure continual supply of Zalviso and under certain conditions permits Grünenthal to use a third party back-up manufacturer to manufacture Zalviso for commercial sale in their territories.

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

The Company identified the following four significant non-contingent performance deliverables under the agreements: 1) intellectual property (license), 2) the obligation to provide research and development services, 3) the significant and incremental discount on the manufacturing of Zalviso for commercial purposes, and 4) the obligation to participate on the joint steering committee. The Company developed best estimates of selling prices for each deliverable in order to allocate the non-contingent arrangement consideration to the four units of accounting.

The Company’s management determined the best estimate of selling price for the license based on Grünenthal’s estimated future cash flows arising from the arrangement. Embedded in the estimate were significant assumptions regarding regulatory expenses, revenue, including potential customer market for the product and product price, costs to manufacture the product and the discount rate. The Company’s management determined the best estimate of selling price of the research and development services and committee participation based on the nature and timing of the services to be performed and in consideration of personnel and other costs incurred in the delivery of the services. For the discount on manufacturing services, the Company’s management estimated the selling price based on the market level of contract manufacturing margin it could have received if it were engaged to supply products to a customer in a separate transaction.

The Agreements entitle the Company to receive additional payments upon the achievement of certain development and sales milestones. Based on ASC Topic 605-28, Revenue Recognition — Milestone Method, the Company evaluates contingent milestones at the inception of the agreement, and recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive in its entirety. Milestones are events which have the following characteristics: (i) they can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and, (iii) they would result in additional payments due to the Company. A milestone is considered substantive if the following criteria are met: (i) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item (s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and, (iii) the consideration is reasonable relative to all of the other deliverables and payment terms, including other potential milestone consideration, within the arrangement.

The substantive milestone payments will be recognized as revenue in their entirety upon the achievement of each substantive milestone. Based on the criteria noted above, the identified substantive milestones in the agreement pertain to post-approval product enhancements, expanded market opportunities and manufacturing efficiencies for Zalviso. Each of these potential achievements is based primarily on the Company’s performance and involves substantive uncertainty as achievement of these milestones requires future research, development and regulatory activities, which are inherently uncertain in nature. The Company determined that the consideration for each milestone was commensurate with the Company’s performance to achieve the milestone, including future research, development, manufacturing and regulatory activities and that the consideration is reasonable relative to all of the other deliverables and payments within the arrangement. Aggregate potential payments for these milestones total $28.5 million.

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

The Agreements also include milestone payments related to specified net sales targets, totaling $171.5 million. The sales-based milestones do not meet the definition of a milestone under ASU 2010-17 because the achievement of these milestones is solely dependent on counter-party performance and not on any performance obligations of the Company.

The Company allocated the $30.0 million upfront fee across the four deliverables based on estimated selling prices and for the quarter ended December 31, 2013, recognized $27.4 million attributable to the license. The remaining $2.6 million was recorded as deferred revenue at December 31, 2013, to be recognized in future periods to the extent services are performed related to the other non-contingent performance deliverables under the agreements.

The Company recognized $95,000 of previously deferred revenue related to research and development services under the collaboration agreement during the three months ended March 31, 2014. As of March 31, 2014, the Company had a deferred revenue balance of $2.5 million. There were no milestone payments received or recognized under these Agreements during the three months ended March 31, 2014.

5. Long-Term Debt

Hercules Loan and Security Agreements

In June 2011, AcelRx entered into a Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which AcelRx borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes, or collectively, the Original Notes. The Company’s obligations associated with the agreement were secured by a security interest in substantially all of its assets, other than its intellectual property.

The Company borrowed the first tranche of $10.0 million upon the closing of the transaction on June 29, 2011 and borrowed the second tranche of $10.0 million in December 2011. The interest rate for each tranche was 8.50%. In connection with the Original Loan Agreement, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share. See Note 6 “Warrants,” for further description.

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules, under which the Company may borrow up to $40.0 million in three tranches. These loans are represented by secured convertible term promissory notes, or collectively, the Amended Notes. The Amended Loan Agreement amends and restates the Original Loan Agreement, as noted above. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement. The Company recorded the new debt at estimated fair value, $14.3 million, as of December 31, 2013.

The second tranche of the Amended Loan Agreement of up to $10.0 million can be drawn, at the Company’s option, any time prior to June 30, 2014. The third tranche, of up to $15.0 million, can be drawn at any time between December 15, 2014 and March 15, 2015, but only if the Company has obtained approval for Zalviso from the U.S. Food and Drug Administration, or the Milestone. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement are interest only until April 1, 2015 (which will be extended until January 1, 2016 if the Company achieves the Milestone on or before April 1, 2015) followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2017 (which would be extended until January 1, 2018 if the Company achieves the Milestone on or prior to April 1, 2015), or the Loan Maturity Date. In addition, a final payment equal to $1,700,000 will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

If the Company prepays the Amended Loan Agreement prior to maturity, it will pay Hercules a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs prior to December 16, 2014, 2% if the prepayment occurs after December 16, 2014, but prior to December 16, 2015, or 1% if the prepayment occurs after December 16, 2015.

Subject to certain conditions and limitations set forth in the Amended Loan Agreement, the Company has the right to convert up to $5.0 million of scheduled principal installments under the Notes into freely tradeable shares of the Company’s common stock, or Common Stock. The number of shares of Common Stock that would be issued upon conversion of the Amended Notes would be equal to the number determined by dividing (x) the product of (A) the principal amount to be paid in shares of Common Stock and (B) 103%, by (y) $9.30 (subject to certain proportional adjustments as provided for in the Amended Loan Agreement).

The Amended Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Hercules’ security interest or in the value of the collateral, and events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Amended Loan Agreement.

In connection with the Amended Loan Agreement, the Company issued a warrant to each Lender which, collectively, are exercisable for an aggregate of 176,730 shares of Common Stock and each carry an exercise price of $6.79. See Note 6 “Warrants,” for further description.

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $1.7 million. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the amendment of the loan agreement was considered an extinguishment, the contingent put option liability associated with the Original Loan Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of March 31, 2014 and December 31, 2013, the estimated fair value of the contingent put option liability was $296,000 and $334,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the condensed statements of comprehensive loss.

As of March 31, 2014 and December 31, 2013, the Company had outstanding borrowings under the Amended Loan Agreement of $15.0 million. Interest expense related to the Amended Loan Agreement was $472,000 for the three months ended March 31, 2014, $128,000 of which represented amortization of the debt discount. Interest expense related to the Original Loan Agreement was $454,000 for the three months ended March 31, 2013, $108,000 of which represented amortization of the debt discount.

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

As of March 31, 2014, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

Pinnacle Warrants

In September 2008, the Company entered into a $12.0 million loan and security agreement with Pinnacle Ventures. In connection with this loan and security agreement, the Company issued immediately exercisable and fully vested warrants, or the Series B warrants, to purchase 56,250 shares of Series B convertible preferred stock with an exercise price of $16.00 per share which were ultimately converted into warrants to purchase 228,264 shares of common stock with an exercise price of $3.94 per share in connection with the Company’s initial public offering in 2011.

In February 2013, warrants to purchase 228,264 shares were net exercised, for 58,580 shares of common stock. As of March 31, 2014, no warrants to purchase shares of common stock issued to Pinnacle were outstanding.

Hercules Warrants

In connection with the Amended Loan Agreement, executed in December 2013, the Company issued warrants to Hercules which are exercisable for an aggregate of 176,730 shares of Common Stock and each carry an exercise price of $6.79 (the “Warrants”). Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants. The Company estimated the fair value of these warrants as of the issuance date to be $1.1 million, which was recorded as equity. The fair value of the warrants was calculated using the Black-Scholes option-valuation model, and was based on the strike price of $6.79, the stock price at issuance of $9.67, the five-year contractual term of the warrants, a risk-free interest rate of 1.55%, expected volatility of 71% and 0% expected dividend yield.

As of March 31, 2014, warrants to purchase 176,730 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in December 2018.

In connection with the Original Loan Agreement with Hercules, executed in June 2011, the Company issued warrants to Hercules to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share.

During June and July 2013, warrants to purchase 274,508 shares were net exercised, for 183,404 shares of common stock.

2012 Private Placement Warrants

In connection with the Private Placement, completed in June 2012, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the PIPE warrants was $3.40 which equals the closing consolidated bid price of the Company’s common stock on May 29, 2012, the effective date of the Purchase Agreement. The PIPE warrants issued in the Private Placement became exercisable six months after the issuance date, and expire on the five year anniversary of the initial exercisability date. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants were recorded as a liability at fair value, as determined by the Black-Scholes option-pricing model, and then marked to fair value each reporting period, with changes in estimated fair value recorded through interest income and other income (expense), net in the condensed statements of comprehensive loss. The Black-Scholes assumptions used to value the PIPE warrants are disclosed in Note 2.

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of March 31, 2014, the fair value of the PIPE warrants was estimated to be $13.8 million. As of December 31, 2013, the fair value of the PIPE warrants was estimated to be $13.1 million. The change in fair value for the three months ended March 31, 2014 and 2013, which was recorded as other expense, was $0.7 million and $1.8 million, respectively.

During the three months ended March 31, 2014, no warrants were exercised for shares of common stock. As of March 31, 2014, PIPE warrants to purchase 1,494,514 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

7. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Expenses:
Research and development	$479	$355
General and administrative	496	402

Total stock-based compensation expense	$975	$757

As of March 31, 2014 there were 1,671,596 shares available for grant, 5,083,428 options outstanding and 0 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan.

8. Net Loss per Share of Common Stock

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss	$(9,631)	$(12,762)

Shares used in computing net loss per share of common stock, basic and diluted	43,190,409	37,133,358

Net loss per share of common stock, basic and diluted	$(0.22)	$(0.34)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	March 31,
	2014	2013
Stock options to purchase common stock	5,083,428	5,077,513
Restricted stock units	—	65,765
Common stock warrants	1,674,669	2,908,036

9. Manufacturing Agreements

Patheon

In January 2013, the Company and Patheon Pharmaceuticals Inc., or Patheon, entered into a Manufacturing Services Agreement, or the Services Agreement, and a related Amended and Restated Capital Expenditure and Equipment Agreement, or the Capital Agreement, relating to the manufacture of sufentanil tablets, or the Product, for use with the Company’s sufentanil sublingual tablet system, or ARX-01.

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

The Company also entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement. Under the terms of the Capital Agreement, as amended in January 2014, the Company has made and continues to make certain modifications to Patheon’s Cincinnati facility, the aggregate cost of which is expected to be less than $4.4 million and which is the responsibility of the Company. Property and equipment, net in the condensed balance sheet at March 31, 2014, includes $2.8 million related to certain modifications the Company is making at Patheon’s Cincinnati facility under the terms of the Capital Agreement.

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for the Company’s products, none of which have been approved for commercialization; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

Grünenthal

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement (the “License Agreement”) and related Manufacture and Supply Agreement (the “Manufacturing Agreement” and together with the License Agreement, the “Grünenthal Agreements”). The License Agreement grants Grünenthal rights to commercialize Zalviso in the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, for pain treatment within or dispensed by hospitals hospices, nursing homes and other medically-supervised settings.

Under the terms of the Manufacturing Agreement, the Company will manufacture and supply Zalviso exclusively for Grünenthal. The Company will supply Zalviso at the Company’s fully burdened manufacturing cost (as defined in the Manufacturing Agreement). The Manufacturing Agreement requires the Company to use commercially reasonable efforts to enter stand-by contracts with third party contract manufacturers to ensure a continual supply of Zalviso and under certain conditions permits Grünenthal to use a third party back-up manufacturer to manufacture Zalviso for commercial sale in their territories.

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

Under the Supply Agreement, the Company will exclusively manufacture and supply Zalviso to Grünenthal for commercial sale in their territories.

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for the Company’s products, none of which are currently approved for commercial use; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

10. Subsequent Event

In May 2014, the Company entered into an amendment, or the Lease Amendment, to that certain lease dated December 21, 2011, with Metropolitan Life Insurance Company, or the Existing Lease, for 13,787 square feet of space located at 301 Galveston Drive, Redwood City, California, or the Current Premises. Pursuant to the Lease Amendment, the term of the Existing Lease has been extended for a period of twenty (20) months and twenty-two (22) days and expiring January 31, 2018, or the Expiration Date, unless sooner terminated pursuant to the terms of the Existing Lease. In addition, the Lease Amendment included a new lease on an additional 12,106 square feet of office space, or the Expansion Space, which is adjacent to the current premises. The new lease for the Expansion Space has a term of 42 months commencing on August 1, 2014, and expiring on the Expiration Date. The Company has an option to extend the term of the Lease Amendment for an additional five years, which would commence upon the Expiration Date, at a market rate determined according to the Existing Lease.

Base rent payable under the Lease Amendment during the Extended Term for the Current Premises will be as follows:

Period from/to	Monthly Base Rent
May 9, 2016 to May 8, 2017	$35,961.55
May 9, 2017 to January 31, 2018	37,040.40

Base rent payable under the Lease Amendment for the Expansion Space, commencing August 1, 2014, will be as follows:

Months of Lease Term	Monthly Base Rent
1-12	$23,001.40
13-24	23,691.44
25-36	24,402.18
37-42	25,134.25

In addition, the Company will pay the Landlord specified percentages of certain operating expenses and taxes related to the leased facility incurred by the Landlord.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: potential milestones and royalty payments under the Grünenthal agreement, the process and timing of anticipated future development of AcelRx’s product candidates, including the timing of potential approval for Zalviso, therapeutic and commercial potential of Zalviso and the anticipated timing, therapeutic and commercial potential of other AcelRx product candidates, including the timing of the Phase 3 trial for ARX-04, the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. Our lead product candidate, ZalvisoTM, formerly known as the Sufentanil NanoTab patient-controlled analgesia, or PCA, System, or ARX-01. The New Drug Application, or NDA, for Zalviso, is currently under review by the U.S. Food and Drug Administration, or FDA. The proposed indication for Zalviso is for the management of moderate-to-severe acute pain in adult patients in the hospital setting. The current standard of care for patients with moderate-to-severe pain in the hospital is intravenous, or IV, patient-controlled analgesia, or IV PCA, which has been shown to cause harm and inconvenience to patients following surgery because of the side effects of commonly used IV PCA opioids, the invasive IV needle route of delivery and the inherent potential for programming and delivery errors associated with the complexity of infusion pumps.

Zalviso

Zalviso is an investigational pre-programmed, non-invasive, handheld system that allows hospital patients with moderate-to-severe acute pain to self-dose with the sufentanil sublingual tablet system to manage their pain. Zalviso is designed to address the needs of patients with moderate-to-severe acute pain in the hospital setting by offering:

•

A high therapeutic index opioid: Zalviso uses sufentanil, an opioid that has a high therapeutic index. The therapeutic index is the ratio of the effective dose versus the lethal or toxic dose. In animal studies, the therapeutic index for sufentanil was approximately 100 times larger than fentanyl and 300 times larger than morphine.

•

A non-invasive route of delivery: Zalviso utilizes a sufentanil tablet which allows for a sublingual (under the tongue) route of delivery. Sufentanil is highly lipophilic which provides for rapid absorption in the fatty cells (or mucosal tissue) found under the tongue, and for rapid transit across the blood-brain barrier to bind the mu-opioid receptors in the brain. The sublingual delivery used by Zalviso provides rapid onset of analgesia, therefore eliminating the risk of IV-related analgesic gaps and IV complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV PCA infusion pump through IV tubing, Zalviso allows for ease of patient mobility.

•	A simple, pre-programmed PCA solution: Zalviso allows patients to self-dose sufentanil sublingual tablets via a pre-programmed, secure system designed to eliminate the risk of programming errors.

Based on the successful results of our Phase 3 clinical program for Zalviso, we submitted an NDA for Zalviso in September 2013 and, in December 2013 we announced that the FDA accepted for filing the Zalviso NDA. The FDA has established a Prescription Drug User Fee Act, or PDUFA, action date of July 27, 2014 for the Zalviso NDA. Assuming successful approval of our NDA on or around the PDUFA action date, we anticipate generating the first commercial sales of Zalviso in the United States in the first quarter of 2015.

The 505(b)(2) NDA submission for Zalviso is based on a development program that includes data from seven Phase 1 studies, three Phase 2 clinical trials, and three Phase 3 clinical trials. The Phase 3 trial program included two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA with morphine. To date, the Zalviso safety database includes more than 600 patients. Zalviso successfully achieved the primary efficacy endpoints for each of these trials. A summary of the Phase 3 trials and results is as follows:

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

As noted above, assuming successful approval of the Zalviso NDA on or about the PDUFA action date, we anticipate launching the commercial sale of Zalviso in the United States in the first quarter of 2015.

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for use in the management of moderate-to-severe acute pain within a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Asia and Latin America.

Under the terms of the agreement, we received an upfront cash payment of $30.0 million. We are eligible to receive approximately $220.0 million in additional payments, based upon successful regulatory and product development efforts and net sales target achievements obtained by Grünenthal. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

ARX-04

We are also developing a Sufentanil Single-Dose Tablet, or ARX-04, for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in settings of acute pain, such as on the battlefield, in the emergency room or in ambulatory care facilities. In December 2013, we completed an End-of-Phase 2 Meeting with the FDA to identify a Phase 3 program pathway forward for evaluation of ARX-04. This definition of the Phase 3 program allows us to continue to refine Phase 3 protocols with the FDA, with the goal of initiating Phase 3 trials for ARX-04 in the second half of 2014.

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

Results demonstrated that patients receiving 30 mcg sufentanil tablet doses, administered by a healthcare professional, no more frequently than once per hour, had significantly greater pain reduction as measured by Summed Pain Intensity Difference to baseline during the 12-hour trial period (SPID-12) than placebo-treated patients (p=0.003).

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

ARX-02 and ARX-03

In addition to Zalviso and ARX-04, our product candidate pipeline consists of two other sufentanil-based product candidates. The Sufentanil Tablet Breakthrough Pain, or BTP, Management System, or ARX-02, is a pain management system for the treatment of cancer patients who suffer from BTP. The Sufentanil/Triazolam Tablet, or ARX-03, is a single, fixed-dose, combination drug product designed to provide mild sedation, anxiety reduction and pain relief for patients undergoing painful procedures in a physician’s office. We have successfully completed Phase 2 clinical trials for ARX-02 and ARX-03. Future development of ARX-02 and ARX-03 is contingent on identification of corporate partnership resources.

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

Our revenues to date have consisted primarily of revenues from our research grant with the USAMRMC and through our collaboration with Grünenthal. We have recognized in full, as revenue, our $5.6 million grant from the USAMRMC as of December 31, 2013. There can be no assurance that we will receive additional funding from USAMRMC or other research-related grant awards or produce other collaborative agreement revenues in the future. We expect revenues will continue to fluctuate from period to period and there can be no assurance that our existing collaboration will continue beyond the initial term or that we will be able to meet the milestones specified in this agreement, or that we will obtain marketing approval for our product candidates and subsequently generate revenue from those products in excess of our operating expenses.

Our net losses were $9.6 million and $12.8 million during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $155.1 million. As of March 31, 2014, we had cash, cash equivalents and investments totaling $92.9 million compared to $103.7 million as of December 31, 2013.

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The Amended Loan Agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Original Loan Agreement with Hercules. We plan to use the proceeds of the remaining tranches to provide additional funding for the commercialization of Zalviso, for clinical trials for other development programs in our pipeline and for general corporate purposes. The second tranche of $10.0 million can be drawn, at our option, any time prior to June 30, 2014. The third tranche, of $15.0 million, can be drawn at any time between December 15, 2014 and March 15, 2015, but only if we have obtained approval for Zalviso from the FDA. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement are interest only until April 1, 2015 (which will be extended until January 1, 2016 if we obtain Zalviso approval on or before April 1, 2015) followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2017 (which would be extended until January 1, 2018 if we obtain Zalviso approval on or prior to April 1, 2015), or the Loan Maturity Date. In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property.

As of March 31, 2014, the outstanding principal owed to Hercules was $15.0 million.

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the EU, certain other European countries and Australia, for Zalviso for use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the U.S. and Asia.

Under the terms of this agreement, we received an upfront cash payment of $30.0 million. We are eligible to receive approximately $220.0 million in additional payments, based upon research, development, regulatory and manufacturing efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

Since our inception in July 2005, we have not generated any revenue from the sale of our products. We are currently seeking FDA approval for our lead product candidate, Zalviso, and are preparing for the commercial launch of Zalviso in 2015; however, there is no guarantee that we will receive approval from the FDA on a timely basis, or at all, and there can be no guarantee that we will be able to produce product revenue in the foreseeable future, if ever.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2014 and 2013

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

Under the terms of the agreement, we received an upfront cash payment of $30.0 million. We are eligible to receive approximately $220.0 million in additional payments, based upon research, development, regulatory and manufacturing efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

Research Grant

In May 2011, we received a grant award of $5.6 million from the USAMRMC for the development of ARX-04, a sufentanil tablet for the treatment of moderate-to-severe acute pain. Revenue related to this grant award was recognized as the related research and development expenses were incurred. As of December 31, 2013, we had completed all grant-supported research and development activities and the $5.6 million grant had been recognized in full.

Revenue for the three months ended March 31, 2014, was $95,000, all of which related to development work associated with our collaboration with Grünenthal. Revenue for the three months ended March 31, 2013, was $940,000, and was generated from our grant from the USAMRMC.

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

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Zalviso	$1,722	$6,378
ARX-04	705	895
Overhead	2,284	2,045

Total research and development expenses	$4,711	$9,318

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on advancing Zalviso and ARX-04, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements.

Total research and development expenses for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2014	2013	(Decrease)	(Decrease)
Research and development expenses	$4,711	$9,318	$(4,607)	(49)%

The $4.6 million decrease during the three months ended March 31, 2014 was primarily attributable to a $4.6 million decrease related to our Zalviso Phase 3 clinical program and a $0.2 million decrease related to our ARX-04 Phase 2 clinical trial, both of which were completed by mid-2013. These decreases were partially offset by an increase in headcount-related expenses, including stock-based compensation.

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

Total general and administrative expenses for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2014	2013	(Decrease)	(Decrease)
General and administrative expenses	$3,925	$2,191	$1,734	79%

The $1.7 million increase in general and administrative expenses during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to an increase in market research and outside services of $1.0 million, primarily related to market research activities for Zalviso, an increase of $0.4 million in headcount-related expenses, including recruiting efforts and stock-based compensation expense and audit and accounting-related services of $0.3 million.

Interest Expense

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Total interest expense for the three months ended March 31, 2014 and March 31, 2013 was as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2014	2013	(Decrease)	(Decrease)
Interest expense	$472	$454	$18	4%

Interest expense for both periods pertains to interest on our loan and security agreement with Hercules. In December 2013, we entered into the Amended Loan Agreement with Hercules, which amends and restates the Original Loan Agreement. The overall debt facility was increased to $40.0 million, $15.0 million of which was outstanding as of March 31, 2014, and the maturity was extended to October 1, 2017. There were no significant changes in the amount of interest expense incurred during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, during the three months ended March 31, 2014 and 2013, consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012.

Total interest income and other income (expense), net for the three months ended March 31, 2014 and March 31, 2013 was as follows (in thousands):

	Three Months Ended March 31,		Increase/
	2014	2013	(Decrease)
Interest income and other income (expense), net	$(618)	$(1,739)	$1,211

The $1.2 million decrease in interest income and other income (expense), net during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily attributable to fewer PIPE warrants outstanding at March 31, 2014, compared to March 31, 2013, and a less significant increase in our stock price during the first quarter of 2014 compared to the first quarter of 2013, which is the primary driver in the Black-Scholes valuation model used to estimate the fair value of the PIPE warrants.

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

As of March 31, 2014, we had cash, cash equivalents and investments totaling $92.9 million compared to $103.7 million as of December 31, 2013. The decrease was primarily attributable to cash required to fund our continuing operations, as we continue our research, development and pre-commercialization activities. We anticipate that our existing capital resources plus additional cash available under our Amended Loan Agreement with Hercules, will permit us to meet our capital and operational requirements through at least 2015, excluding any potential proceeds from milestones associated with our collaboration with Grünenthal, additional financings or other corporate partnerships. We base this expectation on our current operating plan, that assumes an NDA approval in the third quarter of 2014, and a Zalviso commercial launch in the first quarter of 2015. These assumptions may change as a result of many factors. For example, the FDA may delay the approval of Zalviso, or may never approve Zalviso. Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations if these delays are substantial.

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Asia and Latin America. Under the terms of the agreement, we received an upfront cash payment of $30.0 million. We are eligible to receive approximately $220.0 million in additional payments, based upon research, development, regulatory and manufacturing efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Original Loan Agreement with Hercules. We plan to use the proceeds of the remaining tranches to provide additional funding for the commercialization of Zalviso, as a potential source of funding for clinical trials for other development programs in our pipeline and for general corporate purposes. The second tranche of $10.0 million can be drawn, at our option, any time prior to June 30, 2014. The third tranche of $15.0 million, can be drawn at any time between December 15, 2014 and March 15, 2015, but only if we have obtained approval for Zalviso from the FDA.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(10,132)	$(9,672)
Net cash (used in) provided by investing activities	(1,242)	628
Net cash provided by (used in) financing activities	560	(1,809)

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates, including commercial readiness activities for our lead product candidate, Zalviso. Our cash used for operating activities also reflected changes in our working capital and adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, interest expense related to our debt financings and the revaluation of our PIPE warrant liability and the contingent put option liability. Cash used in operating activities of $10.1 million during the three months ended March 31, 2014, reflected a net loss of $9.6 million, partially offset by aggregate non-cash charges of $2.0 million, and a net change of $2.5 million in our net operating assets and liabilities. Non-cash charges primarily included $0.6 million for the change in fair value of our PIPE warrant and $1.0 million for stock-based compensation. The net change in our operating assets and liabilities was primarily a result of a decrease in accrued liabilities of $2.0 million, largely due to payment of compensation-related expenses.

Cash used in operating activities of $9.7 million during the three months ended March 31, 2013, reflected a net loss of $12.8 million, partially reduced by aggregate non-cash charges of $2.8 million and a net change of $0.3 million in our net operating assets and liabilities. Non-cash charges primarily included $1.8 million for the change in fair value of our PIPE warrant and $0.8 million for stock-based compensation. The net change in our operating assets and liabilities was primarily a result of an increase in accounts payable of $1.7 million and a decrease in accrued liabilities of $1.3 million, primarily related to our Phase 3 clinical trials for ARX-01, which ended in mid-2013.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales and maturities of our available-for-sale investments.

During the three months ended March 31, 2014, cash used in investing activities of $1.2 million was primarily as a result of $1.4 million for purchases of investments and $1.1 million for purchases of property and equipment, partially offset by $1.3 million in proceeds from maturity of investments.

During the three months ended March 31, 2013, cash provided by investing activities of $0.6 million was primarily as a result of $9.0 million in proceeds from the maturity of investments, partially offset by $8.4 million for purchases of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of March 31, 2014, we had outstanding debt of $14.5 million, net of $0.5 million in amortized debt discounts.

During the three months ended March 31, 2014, cash provided by financing activities of $0.6 million as a result of purchases made under our 2011 Employee Stock Purchase Plan.

During the three months ended March 31, 2013, cash used in financing activities of $1.8 million was primarily due to payments on our Original Loan Agreement with Hercules.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including the potential commercialization of Zalviso. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least 2015. We base this expectation on our current operating plan, which may change as a result of many factors. Our current operating plan includes continued preparation for the commercial launch of Zalviso in the first quarter of 2015, which assumes approval of Zalviso by the FDA in the third quarter of 2014. Our operating plan also includes the initiation of the Phase 3 clinical program and continued development of ARX-04. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

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

Off-Balance Sheet Arrangements

Through March 31, 2014, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of March 31, 2014, consisted primarily of primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on March 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

In addition, domestic and international equity markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents that are not federally insured. If economic instability continues, we cannot provide assurance that we will not experience losses on these investments.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2014 and may continue to incur losses for the foreseeable future.*

Since our inception in 2005, we have focused primarily on developing our lead product candidate, ZalvisoTM. We have three additional product candidates, the Sufentanil Tablet BTP Management System, or ARX-02, the Sufentanil/Triazolam Tablet, or ARX-03, and Sufentanil Single-Dose Acute Pain Tablet, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005, and as of December 31, 2013, we had an accumulated deficit of $145.5 million. For the three months ended March 31, 2014, we had a net loss of $9.6 million and as of March 31, 2014 we had an accumulated deficit of $155.1 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government grant funding and proceeds from our collaboration with Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we prepare for the potential commercialization of Zalviso and continue our research and development activities for our product candidates. To date, none of our product candidates have been commercialized, and if our product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development and the regulatory environment, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we are delayed in obtaining approval of, or launching, Zalviso, or are required by the FDA to perform trials in addition to those that we have completed.

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

We were incorporated in 2005. Since inception, our operations have been primarily limited to organizing and staffing our company, developing our technology and undertaking preclinical studies and clinical trials for our product candidates, and more recently, preparing for the potential commercialization of our lead product candidate, Zalviso. We have not yet obtained regulatory approval for any of our product candidates, including Zalviso. Consequently, any predictions that are made about our future success, or viability, or evaluation of our business and prospects, may not be accurate.

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

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, if we are not able to launch Zalviso for sale in the United States in the first quarter of 2015, due to a delay in approval of Zalviso by the FDA, technical difficulties in our commercialization efforts or otherwise, or revenues or expenses associated with the commercialization of Zalviso are not as estimated, we will likely need to seek additional capital to continue operations. Such capital demands could be substantial. In addition, if we do not receive FDA approval to market Zalviso, we cannot draw the third tranche of $15.0 million associated with our Amended Loan Agreement with Hercules.

To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all. Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of, or eliminate, one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of our product candidates;

•	seek additional corporate partners for Zalviso on terms that might be less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement. We drew the first tranche of $15.0 million at the closing of the new credit facility. The second tranche of up to $10.0 million can be drawn, at our option, at any time prior to June 30, 2014. The third tranche of up to $15.0 million is conditioned upon the approval of Zalviso by the FDA, and if approved, can be drawn at our option, at any time between December 15, 2014 and March 15, 2015. The scheduled maturity date is October 1, 2017, which would be extended until January 1, 2018, if the Company obtains FDA approval of Zalviso on or prior to April 1, 2015.

We granted Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

If we do not make the required payments when due, either at maturity, or at applicable installment payment dates, or if we breach the agreement or become insolvent, Hercules could elect to declare all amounts outstanding, together with accrued and unpaid interest and penalty, to be immediately due and payable. Additional capital may not be available on terms acceptable to us, or at all. Even if we were able to repay the full amount in cash, any such repayment could leave us with little or no working capital for our business. If we are unable to repay those amounts, Hercules will have a first claim on our assets pledged under the Amended Loan Agreement. If Hercules should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any default under the Amended Loan Agreement and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations.

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of Zalviso, which may not receive regulatory approval or be successfully commercialized. *

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Our Phase 3 program consisted of three Phase 3 clinical trials. We have reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the FDA on September 27, 2013, which the FDA then accepted for filing in December 2013. The FDA has set a PDUFA action date of July 27, 2014. There is no guarantee that we will be successful in obtaining FDA approval of the NDA for Zalviso. For example, the FDA could require us to complete further clinical, human factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any approval of the NDA and would require us to obtain significant additional funding.

Our proposed trade name of Zalviso has been approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name Zalviso prior to commercialization may be worthless.

Any delay in approval by the FDA, of the Zalviso NDA may negatively impact our stock price and harm our business operations. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for Zalviso, which would have a material adverse effect on our business and could potentially cause us to cease operations. In addition, Grünenthal may never achieve regulatory approval for Zalviso in their licensed territories, including the EU and Australia, in which case, we would not receive development or sales milestones, or product royalties, which could have a material adverse effect on our business.

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

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. In our Phase 3 active comparator clinical trial (IAP 309), 7.9% of Zalviso treated patients dropped out of the trial prematurely due to an AE, and we observed one serious adverse event, or SAE, that was assessed as possibly or probably related to Zalviso. In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP 310), adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. In addition, one patient in the trial, who was in the sufentanil group, experienced an SAE, which was determined to be unrelated to the trial drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP 311), treatment-emergent adverse events were generally mild-to-moderate in nature and similar for the majority of adverse events between sufentanil and placebo treated patients. Two patients (one each in the sufentanil group and placebo group) experienced a serious adverse event considered possibly or probably related to the trial drug by the investigator.

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

Further, if our products cause serious or unexpected side effects after receiving marketing approval, a number of potentially significant negative consequences could result, including:

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

Zalviso is a combination product candidate with both drug and device. Zalviso is viewed as a combination product by the FDA, and both drug and device components are required for review as part of our NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as Zalviso. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA.

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

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from generating meaningful revenues or achieving profitability. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors may disagree with our trial design and our interpretations of data from preclinical trials and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. To date, our product candidates are being regulated as drug products under the NDA process administered by the FDA. The FDA could in the future require additional regulation of our product candidates under the medical device provisions of the FDCA. Our systems are designed to comply with Quality Systems Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice, or cGMP, requirements for medical devices, and other applicable government regulations and corresponding foreign standards for drug cGMPs. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, we have submitted our NDA seeking approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

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

We must also register and obtain various state prescription drug distribution licenses and controlled substance permits, and any delay or failure to obtain or maintain these licenses or permits may limit our market and materially impact our business. In addition, manufacturers of drug products and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and adherence to commitments made in the NDA. If we, or a regulatory agency, discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facilities, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

In order to market any products outside of the United States, our collaborator, Grünenthal, and we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. In October 2012, we received notice from the EMA that Zalviso was eligible for centralized European review. Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. While Grünenthal does have products approved in international markets, we do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. Grünenthal’s experience in international markets does not guarantee regulatory approval or compliance with regulatory requirements in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Currently, we use two established suppliers of sufentanil citrate for our tablets. For each product candidate, only one of the two suppliers will be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. The alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production. In addition, the Drug Enforcement Administration, or the DEA, may reduce, delay or refuse our quota for sufentanil, which would disrupt our supply of sufentanil citrate and cause delay in the development and commercialization of our product candidates.

Manufacture of sufentanil tablets requires specialized equipment and expertise.

Ethanol, which is used in the manufacturing process for our sufentanil tablets, is flammable, and sufentanil is a highly potent, Schedule II compound. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil tablets. There are a limited number of facilities that can accommodate our manufacturing process and we need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one manufacturer to produce our sufentanil tablets and have not identified a back-up commercial facility to date. Any problems with our existing facility or equipment, including ongoing expansion, may delay or impair our ability to complete our clinical trials or commercialize our product candidates and increase our cost.

Manufacturing issues may arise that could delay or increase costs related to product and regulatory approval and commercialization. *

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

Early stage development and manufacture of clinical supplies were conducted at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we initially built out a suite within their existing buildings, and where we have conducted late stage development and manufacture of Zalviso registration stability lots, which were utilized in Phase 3 clinical trials. We have expanded, and continue to expand, the manufacturing facilities at Patheon in Cincinnati, Ohio in order to increase our production capabilities and these expansions require qualifications. Potential complications regarding the expansion of the facility and related qualifications could adversely impact our ability to produce commercial supplies in sufficient quantities, or at all. We have not yet produced commercial product out of this facility and we may encounter difficulties in production, which may adversely affect our commercial plans.

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

We have manufactured Zalviso devices and supplies on a small scale, including those needed for our Phase 3 clinical trials. We, however, have not yet manufactured Zalviso devices and supplies on a large scale, for commercial purposes. We will not begin commercial scale production of the device until after approval by the FDA. We will continue to rely on contract manufacturers, component fabricators and third party service providers to produce the necessary Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. These purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of Zalviso devices with third party manufacturers, or may be unable to do so on acceptable terms. In addition, we may encounter production issues with our current or future contract manufacturers and other third party service providers, including the quality of the components produced, their inability to meet demand or other unanticipated delays including the scale-up and automation process, which would adversely impact our ability to supply our customers with Zalviso, if approved.

We may not be able to establish additional sources of supply for device manufacture. Such suppliers are subject to FDA regulations requiring that materials be produced under cGMPs or Quality System Regulations, or QSR, and subject to ongoing inspections by regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements.

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

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business. *

We utilized contract research organizations, or CROs, for the conduct of our Phase 3 clinical trials of Zalviso and for the Phase 2 clinical trial of ARX-04, our planned Phase 3 clinical program for ARX-04, and to assist us in preparing the NDA which we submitted to the FDA in the third quarter of 2013. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for Zalviso and our other product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of Zalviso and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees. *

The degree of market acceptance of any of our product candidates will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the prevalence and severity of any AEs or SAEs;

•	overcoming the perception of sufentanil as a potentially unsafe drug due to its high potency;

•	limitations or warnings contained in the FDA-approved label for Zalviso;

•	restrictions or limitations placed on Zalviso due to the REMS;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain hospital formulary approval;

•	our ability to obtain and maintain sufficient third party coverage or reimbursement; and

•	the willingness of patients to pay out-of-pocket in the absence of third party coverage.

If Zalviso is approved, but does not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, or P&T Committees, we may not generate sufficient revenue from Zalviso and we may not become or remain profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue. *

In order to commercialize any products that may be approved, we must build our internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. We are currently building out our commercial capabilities, including internal sales, marketing, supply chain and medical affairs departments and are active in the recruitment process; however, if delays in, or the inability to, recruit and hire the appropriate individuals occurs, the potential success of approved product candidates, including Zalviso, could be adversely affected. In addition, we plan to enter into agreements with third parties for the distribution of approved product candidates, including Zalviso; however, if there are delays in establishing such relationships or those third parties do not perform as expected, our ability to effectively distribute products would suffer.

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

We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our strategy for Zalviso is to develop a hospital-directed sales force to promote the product to healthcare professionals and third-party payors in the United States. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, our ability to generate revenues from product sales will be adversely affected.

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

Our sufentanil-based products are subject to extensive regulation by the DEA, due to their status as scheduled drugs. Sufentanil is a Schedule II opioid, considered to present the highest risk of abuse. The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA and also by comparable state agencies. This high degree of regulation can result in significant costs in order to comply with the required regulations, which may have an adverse effect on the development and commercialization of our product candidates.

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

Early development and clinical trial manufacturing was conducted at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of sufentanil tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at Patheon, Cincinnati. However, we have not yet produced commercial supplies at this facility and we may encounter difficulties in production at the new facility, which may adversely affect our clinical and commercial plans.

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon under which Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to Zalviso for potential sales in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. There is no guarantee that Patheon’s services will be satisfactory or that they will continue to meet the strict regulatory guidelines of the FDA or other regulatory agencies. In addition, in January 2013, we entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement, with Patheon, relating to the manufacture of sufentanil tablets. Under the terms of the Capital Agreement, we have made and plan to make certain future modifications to Patheon’s Cincinnati facility.

If Patheon cannot provide us with an adequate supply of sufentanil tablets, we may be required to pursue alternative sources of manufacturing capacity. Switching or adding commercial manufacturing capability can involve substantial cost and require extensive management time and focus, as well as additional regulatory filings. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired commercial timelines, thereby increasing our costs and reducing our ability to generate revenue.

The facilities of any of our future manufacturers of sufentanil-containing tablets must be approved by the FDA before approval of Zalviso and our other product candidates for commercial distribution. We do not fully control the manufacturing process of sufentanil tablets and are completely dependent on these third party manufacturing partners for compliance with the FDA’s requirements for manufacture. In addition, although our third party manufacturers are well established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of sufentanil tablets, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approval for Zalviso. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations. *

As of March 31, 2014, we had 30 full-time employees. We are planning for commercial launch of Zalviso, and we are expanding our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Current and future growth impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. We are the owner of record of over 20 issued patents worldwide. These issued patents cover AcelRx’s sufentanil tablet, medication delivery devices and platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

If we do not adequately protect our proprietary rights, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our product candidates, and delay or render impossible our achievement of profitability.

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

We have registered our ACELRX mark in the United States, Canada, the European Union and India. We have also registered our NANOTAB mark in the United States, Hong Kong and Singapore, and our ACCELERATE. INNOVATE. ALLEVIATE. tagline in the United States. We have additionally applied for registration of our ZALVISO mark in the United States on an intent-to-use basis and that application has been allowed. In early 2014, the FDA accepted the ZALVISO mark as part of the NDA review process. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

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

Until recently our common stock has thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares. *

Until recently, we had a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the first quarter of 2013 was approximately 275,000 shares per day. A more active market for our stock has only recently developed and may not be sustained. For example, the average daily trading volume in our common stock on NASDAQ during the first quarter of 2014 was approximately 600,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our shares of common stock outstanding are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

We have never declared or paid any cash dividends on our capital stock, and we are prohibited from doing so under the terms of our Amended Loan Agreement with Hercules. Regardless of the restrictions in our Amended Loan Agreement with Hercules or the terms of any potential future indebtedness, we anticipate that we will retain all available funds and any future earnings to support our operations and finance the growth and development of our business and, therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	limiting the removal of directors by the stockholders;

•	a staggered board of directors;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

10.1+	2014 Cash Bonus Plan Summary.	8-K	001-35068	10.1	2/10/2014

10.2+	Separation and Consulting Agreement, between the Registrant and Jim Welch, executed March 26, 2014.

10.3+	Offer Letter, between the Registrant and Timothy E. Morris, dated March 25, 2014.

10.4	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 30, 2014.

10.5	First Amendment to Lease between Metropolitan Life Insurance Company and the Registrant, dated May 2, 2014.	8-K	001-35068	10.1	5/7/14

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2014	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

10.1+	2014 Cash Bonus Plan Summary.	8-K	001-35068	10.1	2/10/2014

10.2+	Separation and Consulting Agreement, among the Registrant and Jim Welch, executed March 26, 2014.

10.3+	Offer Letter, among the Registrant and Timothy E. Morris, dated March 25, 2014.

10.4	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 30, 2014.

10.5	First Amendment to Lease between Metropolitan Life Insurance Company and the Registrant, dated May 2, 2014.	8-K	001-35068	10.1	5/7/14

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.