Form 10-Q
period 2014-09-30
ACELRX PHARMACEUTICALS INC
filed 2014-11-10
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

As of October 24, 2014, the number of outstanding shares of the registrant’s common stock was 43,707,390.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “ACELRX”, “NANOTAB” and “ACCELERATE, INNOVATE, ALLEVIATE” are U.S. registered trademarks owned by AcelRx Pharmaceuticals, Inc. This report also contains other trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2014 (Unaudited)	December 31, 2013(1)
Assets
Current Assets:
Cash and cash equivalents	$70,241	$88,401
Short-term investments	15,329	15,262
Prepaid expenses and other current assets	1,071	897

Total current assets	86,641	104,560
Property and equipment, net	9,467	5,179
Restricted cash	250	250
Other assets	84	42

Total Assets	$96,442	$110,031

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,869	$2,341
Accrued liabilities	2,036	3,904
Deferred revenue	952	623
Long-term debt, current portion	4,510	—

Total current liabilities	10,367	6,868
Deferred rent	303	188
Long-term debt, net of current portion	20,359	14,364
Deferred revenue	1,687	2,007
Contingent put option liability	325	334
Warrant liability	4,324	13,111

Total liabilities	37,365	36,872

Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 43,703,390 and 43,050,580 shares issued and outstanding as of September 30, 2014 and December 31, 2013	43	43
Additional paid-in capital	224,021	218,568
Accumulated deficit	(164,988)	(145,453)
Accumulated other comprehensive income	1	1

Total stockholders’ equity	59,077	73,159

Total Liabilities and Stockholders’ Equity	$96,442	$110,031

(1)	The condensed balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Collaboration agreement	$4,825	$—	$4,991	$—
Research grant	—	548	—	1,895

Total revenue	$4,825	$548	$4,991	$1,895

Operating expenses:
Research and development	5,244	6,548	17,239	21,974
General and administrative	4,650	2,310	13,622	6,571

Total operating expenses	9,894	8,858	30,861	28,545

Loss from operations	(5,069)	(8,310)	(25,870)	(26,650)
Interest expense	(816)	(348)	(1,818)	(1,205)
Interest income and other income (expense), net	6,556	(2,328)	8,153	(13,340)

Net income (loss)	671	(10,986)	(19,535)	(41,195)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	1	5	(1)	3

Comprehensive income (loss)	$672	$(10,981)	$(19,536)	$(41,192)

Net income (loss) per share of common stock, basic	$0.02	$(0.26)	$(0.45)	$(1.07)

Net loss per share of common stock, diluted	$(0.13)	$(0.26)	$(0.63)	$(1.07)

Shares used in computing net income (loss) per share of common stock, basic	43,469,354	41,462,425	43,332,013	38,635,370

Shares used in computing net loss per share of common stock, diluted—see Note 8	44,263,492	41,462,425	44,287,959	38,635,370

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(19,535)	$(41,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469	439
Amortization of premium/discount on investments, net	187	134
Interest expense related to debt financing	514	359
Stock-based compensation	3,068	2,435
Revaluation of put option and PIPE warrant liabilities	(8,796)	13,612
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(226)	1,012
Restricted cash	—	(45)
Accounts payable	528	(987)
Accrued liabilities	(1,744)	(1,615)
Deferred revenue	9	—
Deferred rent	(9)	(84)

Net cash used in operating activities	(25,535)	(25,935)

Cash flows from investing activities:
Purchase of property and equipment	(4,756)	(1,366)
Purchase of investments	(14,884)	(25,704)
Proceeds from maturity of investments	14,629	22,232

Net cash used in investing activities	(5,011)	(4,838)

Cash flows from financing activities:
Proceeds from issuance of common stock in equity offerings, net of offerings costs	—	47,944
Proceeds from issuance of long-term debt	10,000	—
Payment of long-term debt	—	(5,789)
Net proceeds from issuance of common stock through equity plans and exercise of warrants	2,386	1,481

Net cash provided by financing activities	12,386	43,636

Net (decrease) increase in cash and cash equivalents	(18,160)	12,863
Cash and cash equivalents—Beginning of period	88,401	47,932

Cash and cash equivalents—End of period	$70,241	$60,795

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute and breakthrough pain. AcelRx intends to commercialize its product candidates in the United States and license the development and commercialization rights to its product candidates for sale outside of the United States through strategic partnerships and collaborations. On July 25, 2014, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, for the Company’s new drug application, or NDA, for Zalviso™ (sufentanil sublingual tablet system), formerly known as ARX-01. The proposed indication for Zalviso is for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Zalviso consists of sufentanil tablets delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system (together, “Zalviso”). In the third quarter of 2014, the Company held a meeting with the FDA to discuss the Zalviso CRL received in July. During the meeting the Company discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission. In advance of resubmitting the Zalviso NDA, the Company has agreed with the FDA to submit protocols for the bench testing and a Human Factors Study for their review and comment. In the interim, the Company continues the preparation necessary to initiate the bench testing and Human Factors study in the near term. Subject to the timing of the FDA review and comment on the protocols, the adequacy of such protocols, and the results generated from the bench testing and Human Factors Study, the Company is targeting resubmission of the Zalviso NDA in the first quarter of 2015. However, if the FDA review of the protocols takes longer than expected, the timing of the filing of the NDA could be later than the first quarter of 2015.

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

Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed balance sheet as of December 31, 2013, was derived from the Company’s audited financial statements as of December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for AcelRx beginning in fiscal 2017. Earlier adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2014-15.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for AcelRx beginning in fiscal 2017 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its results of operations, cash flows and financial position.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$70,238	$—	$—	$70,238
Money market funds	3	—	—	3

Total cash and cash equivalents	70,241	—	—	70,241
Marketable securities:
U.S. government agency securities	15,328	1	—	$15,329

Total marketable securities	15,328	1	—	$15,329

Total cash, cash equivalents and investments	$85,569	$1	$—	$85,570

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$88,390	$—	$—	$88,390
Money market funds	11	—	—	11

Total cash and cash equivalents	88,401	—	—	$88,401
Marketable securities:
U.S. government agency securities	15,261	1	—	15,262

Total marketable securities	15,261	1	—	$15,262

Total cash, cash equivalents and investments	$103,662	$1	$—	$103,663

As of September 30, 2014 and December 31, 2013, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at September 30, 2014 or December 31, 2013. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and nine months ended September 30, 2014 and 2013.

As of September 30, 2014 and December 31, 2013, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of September 30, 2014 and December 31, 2013, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement, and which was classified as a Level III liability. See Note 5 “Long-Term Debt,” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the condensed statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of September 30, 2014 and December 31, 2013, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the PIPE warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2014
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$3	$3	$—	$—
U.S. government agency obligations	15,329	—	15,329	—

Total assets measured at fair value	$15,332	$3	$15,329	$—

Liabilities
PIPE warrants	$4,324	—	—	$4,324
Contingent put option liability	325	—	—	325

Total liabilities measured at fair value	$4,649	$—	$—	$4,649

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$11	$11	$—	$—
U.S. government agency obligations	15,262	—	15,262	—

Total assets measured at fair value	$15,273	$11	$15,262	$—

Liabilities
PIPE warrants	$13,111	—	—	$13,111
Contingent put option liability	$334	—	—	$334

Total liabilities measured at fair value	$13,445	$—	$—	$13,445

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of September 30, 2014:

Market price	$5.49
Exercise price	$3.40
Risk-free interest rate	1.07%
Expected volatility	65.0%
Expected life (in years)	3.17
Expected dividend yield	0.0%

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2013:

Market price	$11.31
Exercise price	$3.40
Risk-free interest rate	1.27%
Expected volatility	69.0%
Expected life (in years)	3.92
Expected dividend yield	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2014 and September 30, 2013 (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Fair value—beginning of period	$11,726	$13,445
Change in fair value of PIPE warrants	(6,964)	(8,787)
Change in fair value of contingent put option associated with Amended Loan Agreement with Hercules	(113)	(9)

Fair value—end of period	$4,649	$4,649

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Fair value—beginning of period	$17,889	$7,500
Change in fair value of PIPE warrants	(5,459)	4,973
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	(7)	(50)

Fair value—end of period	$12,423	$12,423

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

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $548,000 and $1.9 million for the three and nine months ended September 30, 2013, respectively. There was no such revenue recognized for the three and nine months ended September 30, 2014.

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

The Company received an upfront non-refundable cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014. The Company is eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA, if approved. If the MAA is approved, the Company is eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($171.5 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range on net sales of Zalviso.

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

In addition to substantive milestones, two milestones associated with the Agreements were deemed not to be substantive. These milestones pertain to regulatory developments for Zalviso in Europe, which the Company’s management deemed to be not substantive due to the level of performance associated with future achievement of these milestones. Aggregate potential payments for these milestones total $20.0 million. When achieved, the value of these milestones will be allocated to the four separate units of accounting based on estimated selling prices and recognized as revenue in the period of achievement to the extent the services underlying the separate units of accounting have been performed. In July 2014, Grünenthal submitted a

Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for Zalviso for the management of moderate-to-severe acute pain in adult patients in a medically supervised environment. Under the terms of the License Agreement with Grünenthal, the Company received a cash payment of $5.0 million for the MAA submission in the third quarter of 2014. The Company is eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA.

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

The Company recognized $4.8 million and $5.0 million, of previously deferred revenue related to research and development services under the collaboration agreement during the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, the Company had a deferred revenue balance of $2.6 million. As mentioned above, the Company received a milestone payment of $5.0 million related to the MAA submission, of which $4.6 million was recognized during the three months ended September 30, 2014. There were no other milestone payments received or recognized under these Agreements during the three and nine months ended September 30, 2014.

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

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules, under which the Company may borrow up to $40.0 million in three tranches. These loans are represented by secured convertible term promissory notes, or collectively, the Amended Notes. The Amended Loan Agreement amends and restates the Original Loan Agreement, as noted above. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and the second tranche of $10.0 million on June 16, 2014. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement. The Company recorded the new debt at an estimated fair value of $24.9 million and $14.3 million as of September 30, 2014 and December 31, 2013, respectively.

On September 24, 2014, the Company entered into an amendment, or the Amendment, to the Amended Loan Agreement with Hercules. The Amendment extends the time period under which the Company can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to the Company obtaining approval for Zalviso from the U.S. Food and Drug Administration.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $1.7 million. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the amendment of the loan agreement was considered an extinguishment, the contingent put option liability associated with the Original Loan Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of September 30, 2014 and December 31, 2013, the estimated fair value of the contingent put option liability was $325,000 and $334,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the condensed statements of comprehensive loss.

As of September 30, 2014 and December 31, 2013, the Company had outstanding borrowings under the Amended Loan Agreement of $25.0 million and $15.0 million, respectively. Interest expense related to the Amended Loan Agreement was $813,000 and $1.8 million for the three and nine months ended September 30, 2014, respectively, $231,000 and $504,000 of which represented amortization of the debt discount for the three and nine months ended September 30, 2014, respectively. Interest expense related to the Original Loan Agreement was $348,000 and $1.2 million for the three and nine months ended September 30, 2013, respectively, $85,000 and $290,000 of which represented amortization of the debt discount for the three and nine months ended September 30, 2013, respectively.

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

As of September 30, 2014, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

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

In February 2013, warrants to purchase 228,264 shares were net exercised, for 58,580 shares of common stock. As of September 30, 2014, no warrants to purchase shares of common stock issued to Pinnacle were outstanding.

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

As of September 30, 2014, warrants to purchase 176,730 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in December 2018.

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of September 30, 2014, the fair value of the PIPE warrants was estimated to be $4.3 million. As of December 31, 2013, the fair value of the PIPE warrants was estimated to be $13.1 million. The change in fair value for the three and nine months ended September 30, 2014, which was recorded as other income, was $6.4 million and $8.2 million, respectively. The change in fair value for the three and nine months ended September 30, 2013, recorded as other expense, was $2.4 million and $13.4 million, respectively.

During the three and nine months ended September 30, 2014, PIPE warrants to purchase 135,000 shares were net exercised for 91,488 shares of common stock. As of September 30, 2014, PIPE warrants to purchase 1,359,514 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

7. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expenses:
Research and development	$568	$427	$1,607	$1,193
General and administrative	631	449	1,461	1,242

Total stock-based compensation expense	$1,199	$876	$3,068	$2,435

As of September 30, 2014 there were 1,160,866 shares available for grant, 5,313,236 options outstanding and 0 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan.

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

During the three and nine months ended September 30, 2014, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at September 30, 2014, compared to the closing share price on June 30, 2014 and December 31, 2013. The decrease in share price created a lower Black-Scholes value and lower liability for the PIPE warrants, which resulted in other income during the three and nine months ended September 30, 2014. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2014 and 2013 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Numerator
Net income (loss) used to compute net income (loss) per share:
Basic	$671	$(10,986)	$(19,535)	$(41,195)
Adjustments for change in fair value of warrant liability	(6,418)	—	(8,241)	—

Diluted	$(5,747)	$(10,986)	$(27,776)	$(41,195)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	43,469,354	41,462,425	43,332,013	38,635,370
Dilutive effect of warrants	794,138	—	955,946	—

Diluted	44,263,492	41,462,425	44,287,959	38,635,370

Net income (loss) per share—basic	$0.02	$(0.26)	$(0.45)	$(1.07)

Net loss per share—diluted	$(0.13)	$(0.26)	$(0.63)	$(1.07)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2014	2013
Stock options to purchase common stock	5,313,236	4,923,633
Restricted stock units	—	65,765
Common stock warrants	180,155	1,497,939

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

The Company also entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement. Under the terms of the Capital Agreement, as amended in January 2014, the Company has made and continues to make certain modifications to Patheon’s Cincinnati facility. Property and equipment, net in the condensed balance sheet at September 30, 2014, includes $3.6 million related to certain modifications the Company is making at Patheon’s Cincinnati facility under the terms of the Capital Agreement.

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

11. Subsequent Events

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and certain of its current and former officers. The complaint alleges that between December 2, 2013 and September 25, 2014, the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to the Company’s lead drug candidate, Zalviso. Specifically, the complaint alleges that the Company’s statements were false and misleading because the Company failed to disclose that the Instructions for Use for Zalviso were designed improperly and the Company did not submit to the FDA sufficient data to support the shelf life of the product. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company believes that it has meritorious defenses and intends to defend against this lawsuit vigorously.

From time to time, the Company may be involved in additional legal proceedings arising in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: our new drug application, or NDA, submission to the U.S. Food and Drug Administration, or FDA, for Zalviso™ (sufentanil sublingual tablet system) and the Complete Response Letter, or CRL; the recent meeting held with the FDA to discuss the CRL including minutes, correspondence and briefing materials associated with the meeting; our submission of protocols for review and comment by the FDA; our plans to address certain issues raised in the CRL; our anticipated resubmission of the Zalviso NDA to the FDA, including the scope of the resubmission and the timing of the resubmission and FDA review time; the impact, if any, of the FDA’s review of the information included in the amendments to the NDA that were not previously reviewed; planned initiation of the Phase 3 clinical trial for ARX-04, and the therapeutic and commercial potential of our product candidates, including Zalviso and ARX-04; our ability to receive regulatory approval for Zalviso; any delays or inability to obtain and maintain regulatory approval of our product candidates, including Zalviso, in the United States and Europe; our ability to build an effective commercial organization; our ability to obtain sufficient financing to commercialize Zalviso and proceed with clinical development of ARX-04; the success, cost and timing of all product development activities and clinical trials, including the planned Phase 3 ARX-04 trial; potential milestones and royalty payments under the Grünenthal agreement; our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, including the planned initiation of the Phase 3 clinical trial for ARX-04; the implications of interim or final results of our clinical trials; the progress of our research programs, including clinical testing; our future operating expenses; our future losses; our future expenditures for research and development; and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

On July 25, 2014, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, for our New Drug Application, or NDA, for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to the Instructions for Use for the device to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In the third quarter of 2014, we held a meeting with the FDA to discuss the Zalviso CRL received in July. During the meeting we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission. In advance of resubmitting our Zalviso NDA, we have agreed with the FDA to submit protocols for the bench testing and a Human Factors Study for their review and comment. In the interim, we continue the preparation necessary to initiate the bench testing and Human Factors study in the near term. Subject to the timing of the FDA review and comment on the protocols, the adequacy of such protocols, and the results generated from the bench testing and Human Factors Study, we are targeting resubmission of the Zalviso NDA in the first quarter of 2015. However, if the FDA review of the protocols takes longer than expected, the timing of the filing of the NDA could be later than the first quarter of 2015.

Zalviso

Zalviso is an investigational, pre-programmed, non-invasive, system to allow hospital patients with moderate-to-severe acute pain to self-dose with sublingual (sufentanil) tablets to manage their pain. Zalviso is designed to help address certain problems associated with post-operative intravenous patient-controlled analgesia, by offering:

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

Based on the successful results of our Phase 3 clinical program for Zalviso, we submitted an NDA for Zalviso in September 2013 and, in December 2013 we announced that the FDA accepted for filing the Zalviso NDA. As mentioned above, the FDA issued a CRL for Zalviso on July 25, 2014, and we are currently working to prepare, submit and finalize with the FDA the protocols required to address certain issues raised in the CRL.

The 505(b)(2) NDA submission for Zalviso is based on a development program that includes data from seven Phase 1 studies, three Phase 2 clinical trials, and three Phase 3 clinical trials. The Phase 3 trial program included two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA with morphine. To date, the Zalviso safety database includes more than 600 patients. Zalviso successfully achieved the primary efficacy endpoints for each of the Phase 2 and Phase 3 trials. A summary of the Phase 3 trials and results is as follows:

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

In July 2014, Grünenthal filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, under the centralized procedure in the European Union, or EU, for Zalviso for the management of moderate-to-severe acute pain in adult patients in a medically-supervised environment.

Under the terms of the license agreement, we received an upfront cash payment of $30.0 million in December 2013, and in the third quarter of 2014, we received a milestone payment of $5.0 million related to the MAA submission. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. After approval, we are eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the twenty percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

ARX-04

We are also developing a Sufentanil Single-Dose Tablet, or ARX-04, for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in settings of acute pain, such as on the battlefield, in the emergency room or in ambulatory care facilities. In December 2013, we completed an End-of-Phase 2 Meeting with the FDA to identify a Phase 3 program pathway forward for evaluation of ARX-04. We have been notified by the Department of Defense that we have been offered a contract to provide funding for the development of ARX-04, including funding for the proposed Phase 3 studies. We are in the process of completing the initial contracting process with the DoD and are in negotiation to determine the amount and timing of the contract. Currently, we plan to defer the initiation of the trials until the contract is complete. However, if negotiations with the DoD become protracted, we may elect to initiate the first trial on our own rather than sustain additional delays. If current negotiations are successful, we believe the contract will provide significant funding for the development of ARX-04. Pending completion of the negotiation with the DoD for a contract to provide funding for the development of ARX-04, we plan to initiate the proposed ARX-04 Phase 3 program in the first quarter of 2015.

Phase 3 Program

•

In June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso 15mcg sufentanil tablet dosed 20 minutes apart were equivalent to one sublingual administration of an ARX-04 30mcg sufentanil tablet. We have proposed the inclusion of approximately 300 patients from the Zalviso clinical program in the ARX-04 safety database to the FDA. The ARX-04 safety database required by the FDA is 500 patients. We are seeking FDA agreement on this proposal and we have designed the two Phase 3 ARX-04 trials accordingly.

•

We plan to initiate our first planned Phase 3 clinical trial, a double-blind, placebo-controlled efficacy and safety study of patients with post-operative pain following abdominal surgery no later than the end of the first quarter of 2015. We expect top-line data for this trial in the second half of 2015. Approximately 160 patients are planned to be treated in this study.

•

In the first half of 2015, we plan to initiate our second planned Phase 3 clinical trial, an open-label safety study of patients who present to the emergency room with moderate-to-severe pain due to trauma or injury. We expect top-line data for this trial in the second half of 2015. Approximately 40 patients are planned to be treated in this study.

Phase 2 Clinical Study Results

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

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development activities and pre-commercialization activities. As we pursue potential commercial development of Zalviso, subject to FDA approval, we expect the business aspects of our company to become more complex. In the future, we plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of Zalviso, our lead product candidate. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in the manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our corporate collaboration and our research grants.

Our revenues to date have consisted primarily of revenues from our collaboration with Grünenthal and our research grant with the USAMRMC. We have recognized in full, as revenue, our $5.6 million grant from the USAMRMC as of December 31, 2013. There can be no assurance that we will produce other collaborative agreement revenues or receive additional funding from USAMRMC or other research-related grant awards in the future. We expect revenues to continue to fluctuate from period-to–period. There can be no assurance that our existing collaboration with Grünenthal will continue beyond the initial term, or that we will be able to meet the milestones specified in this agreement or that we will obtain marketing approval for our product candidates and subsequently generate revenue from those product candidates in excess of our operating expenses.

Our net income for the three months ended September 30, 2014 was $671,000 and our net loss for the nine months ended September 30, 2014 was $19.5 million. As of September 30, 2014, we had an accumulated deficit of $165.0 million. As of September 30, 2014, we had cash, cash equivalents and investments totaling $85.6 million compared to $103.7 million as of December 31, 2013.

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The Amended Loan Agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Original Loan Agreement with Hercules. On June 16, 2014, we borrowed the second tranche of $10.0 million. On September 24, 2014, the Company entered into an amendment, or the Amendment, to the Amended Loan Agreement with Hercules. The Amendment extends the time period under which the Company can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to the Company obtaining approval for Zalviso from the U.S. Food and Drug Administration. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement are interest only until April 1, 2015 (which will be extended until January 1, 2016, if we obtain Zalviso approval on or before April 1, 2015) followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2017 (which will be extended until January 1, 2018, if we obtain Zalviso approval on or prior to April 1, 2015), or the Loan Maturity Date. In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property.

As of September 30, 2014, the outstanding principal owed to Hercules was $25.0 million.

Since our inception in July 2005, we have not generated any revenue from the sale of our products. As mentioned above, on July 25, 2014, the FDA issued a CRL for our NDA for Zalviso. We are currently working to prepare, submit and finalize with the FDA the protocols required to address certain issues raised in the CRL. In the third quarter of 2014, we held a meeting with the FDA to discuss the Zalviso CRL received in July. During the meeting we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission. In advance of resubmitting our Zalviso NDA, we have agreed with the FDA to submit protocols for the bench testing and a Human Factors Study for their review and comment. In the interim, we continue the preparation necessary to initiate the bench testing and Human Factors study in the near term. Subject to the timing of the FDA review and comment on the protocols, the adequacy of such protocols, and the results generated from the bench testing and Human Factors Study, we are targeting resubmission of the Zalviso NDA in the first quarter of 2015. However, if the FDA review of the protocols takes longer than expected, the timing of the filing of the NDA could be later than the first quarter of 2015. The FDA confirmed that the planned resubmission will qualify as a Class 2 resubmission with a review period of six months. There is no guarantee that we will receive approval from the FDA on a timely basis, or at all, and there can be no guarantee that we will be able to produce product revenue in the foreseeable future, if ever.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014 from those previously disclosed in our Annual Report on Form 10-K.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for AcelRx beginning in fiscal 2017. Earlier adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2014-15.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification, or ASC, Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for AcelRx beginning in fiscal 2017 and can be adopted by us either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the effect that adopting this new accounting guidance will have on our results of operations, cash flows and financial position.

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

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

Under the terms of the agreement, we received an upfront cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014. In the third quarter of 2014, we recognized $4.6 million of the $5.0 million. In addition, we recognized $264,000 related to our development work performed under the agreement in the third quarter of 2014. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. After approval, we are eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

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

Revenue for the three and nine months ended September 30, 2014, was $4.8 million and $5.0 million, respectively, which was primarily due to the recognition of the milestone payment for the MAA submission under our collaboration agreement with Grünenthal. Revenue for the three and nine months ended September 30, 2013, was $548,000 and $1.9 million, respectively, and was generated from our grant from the USAMRMC.

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

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Drug Indication/Description	2014	2013	2014 vs. 2013 Increase/ (Decrease)	2014	2013	2014 vs. 2013 Increase/ (Decrease)
	(In thousands, except percentages)
Zalviso	$2,241	$4,032	(44)%	$7,541	$14,170	(47)%
ARX-04	523	468	12%	2,223	1,730	28%
Overhead	2,480	2,048	21%	7,475	6,074	23%

Total research and development expenses	$5,244	$6,548	(20)%	$17,239	$21,974	(22)%

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

Total research and development expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	%	2014	2013	Change	%
Research and development expenses	$5,244	$6,548	$(1,304)	(20)%	$17,239	$21,974	$(4,735)	(22)%

The $1.3 million decrease in research and development expenses during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily attributable to a decrease of $1.8 million related to our Zalviso development program mainly due to the FDA filing fee of $2.0 million for the Zalviso NDA in the third quarter of 2013, partially offset by a net increase of $0.5 million primarily due to increased personnel related expenses, including stock-based compensation.

The $4.7 million decrease in research and development expenses during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily attributable to a $6.6 million decrease related to our Zalviso Phase 3 clinical program, partially offset by an increase of $1.4 million related to personnel related expenses, including stock-based compensation, and an increase of $0.5 million related to our ARX-04 development program.

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

Total general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	%	2014	2013	Change	%
General and administrative expenses	$4,650	$2,310	$2,340	101%	$13,622	$6,571	$7,051	107%

General and administrative expenses increased over both comparative periods primarily due to increased market research activities related to our Zalviso development program and headcount-related expenses.

The $2.3 million increase in general and administrative expenses during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was primarily due to an increase in market research and outside services of $1.1 million, primarily related to market research activities for Zalviso and an increase of $1.2 million, primarily in headcount-related expenses, consulting and professional services fees.

The $7.1 million increase in general and administrative expenses during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, was primarily due to an increase in market research and outside services of $4.1 million, primarily related to market research activities for Zalviso, an increase of $3.0 million, primarily in headcount-related expenses, including recruiting efforts, and consulting and other professional services fees.

Interest Expense

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Total interest expense for the three and nine months ended September 30, 2014 and 2013, was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	%	2014	2013	Change	%
Interest expense	$816	$348	$468	134%	$1,818	$1,205	$613	51%

Interest expense for both periods pertains to interest on our loan and security agreement with Hercules. In December 2013, we entered into the Amended Loan Agreement with Hercules, which amends and restates the Original Loan Agreement. The overall debt facility was increased to $40.0 million, $25.0 million of which was outstanding as of September 30, 2014, and the maturity was extended to October 1, 2017. On June 16, 2014, we borrowed the second tranche of $10.0 million. As a result, the amount of interest expense incurred during the three and nine months ended September 30, 2014, increased significantly as compared to the three and nine months ended September 30, 2013.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, during the three and nine months ended September 30, 2014 and 2013, consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012.

Total interest income and other income (expense), net for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest income and other income (expense), net	$6,556	$(2,328)	$8,884	$8,153	$(13,340)	$21,493

The increase in interest income and other income (expense), net, during the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, of $8.9 million and $21.5 million, respectively, was primarily attributable to fewer PIPE warrants outstanding at September 30, 2014, compared to September 30, 2013, and a decrease in our stock price during the first nine months of 2014 as compared to a significant increase in our stock price in the first nine months of 2013, which is the primary driver in the Black-Scholes valuation model used to estimate the fair value of the PIPE warrants.

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

As of September 30, 2014, we had cash, cash equivalents and investments totaling $85.6 million compared to $103.7 million as of December 31, 2013. The decrease was primarily attributable to cash required to fund our continuing operations, as we continue our research, development and pre-commercialization activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least 2015, excluding any potential proceeds from milestones associated with our collaboration with Grünenthal, additional cash available under our Amended Loan Agreement with Hercules conditioned upon FDA approval of Zalviso, additional financings or other corporate partnerships. We base this expectation assuming FDA approval of Zalviso. This expectation may change as a result of many factors. For example, we may not be able to adequately address the issues raised by the FDA in the Zalviso CRL, we may be unable to resubmit the Zalviso NDA by the first quarter of 2015, the FDA may further delay approval of Zalviso, or may never approve Zalviso. Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Asia and Latin America. Under the terms of the agreement, we received an upfront cash payment of $30.0 million, and a milestone payment of $5.0 million related to the MAA submission, which occurred in July 2014. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. After approval, we are eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Original Loan Agreement with Hercules. On June 16, 2014, we borrowed the second tranche of $10.0 million, which we plan to provide additional funding for the commercialization of Zalviso, as a potential source of funding for clinical trials for other development programs in our pipeline and for general corporate purposes. On September 24, 2014, we entered into an amendment, or the Amendment, to the Amended Loan Agreement with Hercules. The Amendment extends the time period under which we can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to obtaining approval for Zalviso from the FDA.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(25,535)	$(25,935)
Net cash used in investing activities	(5,011)	(4,838)
Net cash provided by (used in) financing activities	12,386	43,636

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates, including commercial readiness activities for our lead product candidate, Zalviso. Our cash used for operating activities also reflected changes in our working capital and adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, interest expense related to our debt financings and the revaluation of our PIPE warrant liability and the contingent put option liability. Cash used in operating activities of $25.5 million during the nine months ended September 30, 2014, reflected a net loss of $19.5 million, partially offset by aggregate non-cash charges of $4.6 million, and a net change of $1.4 million in our net operating assets and liabilities. Non-cash charges included $3.1 million for stock-based compensation, partially offset by $8.8 million for the change in fair value of our PIPE warrant liability and contingent put liability.

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

During the nine months ended September 30, 2014, cash used in investing activities of $5.0 million was primarily as a result of $14.9 million for purchases of investments and $4.7 million for purchases of property and equipment, partially offset by $14.6 million in proceeds from maturity of investments.

During the nine months ended September 30, 2013, cash used in investing activities of $4.8 million was primarily as a result of $25.7 million for purchases of investments, partially offset by $22.2 million in proceeds from the maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of September 30, 2014, we had outstanding debt of $24.9 million, net of $0.1 million in amortized debt discounts.

During the nine months ended September 30, 2014, cash provided by financing activities of $12.4 million was primarily due to the drawdown of the second tranche of the Hercules debt of $10.0 million.

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

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including the potential commercialization of Zalviso. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least 2015. We base this expectation assuming FDA approval of Zalviso. These assumptions may change as a result of many factors. Our current operating plan includes the initiation of the Phase 3 clinical program and continued development of ARX-04. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous forward looking factors, including but not limited to the following:

•	the outcome, timing and cost of regulatory approvals;

•	expenditures related to the activities required in support of our resubmission of the Zalviso NDA;

•	expenditures related to our commercialization preparation of Zalviso;

•	future manufacturing, selling and marketing costs related to Zalviso, if the product candidate is approved for marketing, including our contractual obligations to Grünenthal;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with the pending securities lawsuit, as well as any other litigation.

We will need substantial funds to:

•	commercialize any products we market, including Zalviso, if approved;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates; and

•	conduct research and development programs.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities, monetization of current and future assets, issuance of debt or debt-like securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•	significantly curtail commercialization efforts of our product candidates or other operations;

•	obtain funds through entering into collaboration agreements on unattractive terms; and/or

•	delay, postpone or terminate planned clinical trials.

Off-Balance Sheet Arrangements

Through September 30, 2014, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of September 30, 2014, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on September 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against AcelRx and certain of our current and former officers. The complaint alleges that between December 2, 2013 and September 25, 2014, AcelRx and certain of our officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to our lead drug candidate, Zalviso. Specifically, the complaint alleges that the statements we made were false and misleading because we failed to disclose that the Instructions for Use for Zalviso were designed improperly and we did not submit to the FDA sufficient data to support the shelf life of the product. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. We believe that we have meritorious defenses and intend to defend against this lawsuit vigorously.

From time to time we may be involved in additional legal proceedings arising in the ordinary course of business.

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

Our Phase 3 program for Zalviso consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the U.S. Food and Drug Administration, or FDA, on September 27, 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to the Instructions for Use for the device to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In September 2014, we held a teleconference with representatives from the FDA to review our proposed response to the Zalviso CRL. We submitted a Briefing Document to the FDA ahead of the teleconference and received preliminary comments from the FDA on the Briefing Document. During the meeting we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission. In advance of resubmitting our Zalviso NDA, we have agreed with the FDA to submit protocols for the bench testing and a Human Factors Study for their review and comment. In the interim, we continue the preparation necessary to initiate the bench testing and Human Factors study in the near term. Subject to the timing of the FDA review and comment on the protocols, the adequacy of such protocols, and the results generated from the bench testing and Human Factors Study, we are targeting resubmission of the Zalviso NDA in the first quarter of 2015. However, if the FDA review of the protocols takes longer than expected, the timing of the filing of the NDA could be later than the first quarter of 2015. The FDA confirmed that the planned resubmission will qualify as a Class 2 resubmission with a review period of six months. There is no guarantee that the information previously provided, or to be provided, to the FDA will be adequate to address the issues in the CRL. While we plan to resubmit the NDA for Zalviso in the first quarter of 2015, there is no guarantee that the resubmission will occur in the first quarter of 2015, or that the FDA will not have any additional comments. Further, there is no guarantee that we will be successful in obtaining FDA approval of Zalviso. For example, the FDA could require us to complete further clinical, human factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any approval of the NDA and would require us to obtain significant additional funding.

Our proposed trade name of Zalviso has been approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name Zalviso prior to commercialization may be worthless.

Any delay in approval by the FDA of the Zalviso NDA may negatively impact our stock price and harm our business operations. For example, our stock price declined by more than 40% on July 28, 2014, the first trading day following the announcement of the receipt of the CRL from the FDA. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for Zalviso, which would have a material adverse effect on our business and could potentially cause us to cease operations. In addition, Grünenthal may never achieve regulatory approval for Zalviso in their licensed territories, including the EU and Australia, in which case, we would not receive development or sales milestones, or product royalties, which could have a material adverse effect on our business.

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

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed pre-commercial trials for Zalviso, and the Phase 2 clinical trial for ARX-04, potential future clinical trials, such as the planned ARX-04 Phase 3 clinical trials, may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso 15mcg sufentanil tablet dosed 20 minutes apart were equivalent to one sublingual administration of an ARX-04 30mcg sufentanil tablet. We have proposed the inclusion of approximately 300 patients from the Zalviso clinical program in the ARX-04 safety database to the FDA. The ARX-04 safety database required by the FDA is 500 patients. We are seeking FDA agreement on this proposal and we have designed the two Phase 3 ARX-04 trials accordingly. The FDA is not obligated to respond to our proposal and may not agree with our proposed trial design which could delay the trial and increase our clinical trial expenses. We have been notified by the Department of Defense that we have been offered a contract to provide funding for the development of ARX-04, including funding for the proposed Phase 3 studies. We are in the process of completing the initial contracting process with the DoD and are in negotiation to determine the amount and timing of the contract. Currently, we plan to defer the initiation of the trials until the contract is complete. However, if negotiations with the DoD become protracted, we may elect to initiate the first trial on our own rather than sustain additional delays. If current negotiations are successful, we believe the contract will provide significant funding for the development of ARX-04. Pending completion of the negotiation with the DoD for a contract to provide funding for the development of ARX-04, we plan to initiate the proposed ARX-04 Phase 3 program in the first quarter of 2015. Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

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

We are planning to complete bench testing and a Human Factors Study in response to issues raised in the CRL. The results of these studies may not be successful, may yield results that are not sufficient to address the issues raised in the CRL, or may be delayed. Unsuccessful results and delays are common and have many causes, and any negative result or delay could result in increased costs to us and delay or jeopardize our ability to obtain regulatory approval and commence product sales. *

Although we have conducted similar bench testing previously, to date we have not completed bench testing of our Zalviso System as specified under the proposed protocol. Although we have completed several Human Factors Studies in the past, we may not be successful in completing the Human Factors Study. In addition, we may experience delays in completing these studies. The bench testing and the Human Factors Study may not begin on time, have an effective design, enroll a sufficient number of participants, test a sufficient number of devices or be completed on schedule, if at all. The proposed bench testing and Human Factors Study necessary for the resubmission of the Zalviso NDA could be delayed for a variety of reasons, including:

•	delays in obtaining FDA review and comments on the protocols to be submitted;

•	delays in reaching agreement with the FDA to finalize the protocols;

•	delays in reaching agreement on acceptable terms with the prospective Human Factors consultancy organizations and market research organizations used to complete the Human Factors Study;

•	delays in recruiting suitable participants to participate in the Human Factors Study;

•	delays in having participants complete participation in the Human Factors Study;

•	failures with the equipment and fixtures used in the bench testing; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of Human Factors Study materials.

If the Human Factors Study or bench testing is delayed for any of the above reasons or other reasons that arise, our development costs may increase, our approval process could be delayed and our ability to commercialize and commence sales of Zalviso could be materially harmed, which could have a material adverse effect on our business. If the results of the bench testing and the Human Factors Study are determined to be insufficient to respond to the CRL issues, we may be required to conduct additional clinical trials, which would have a material adverse effect on our business.

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

Additional time may be required to obtain regulatory approval for Zalviso because it is a drug/device combination. *

Zalviso is a combination product candidate with both drug and device components. Zalviso is viewed as a combination product by the FDA, and both drug and device components were required for review as part of our NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as Zalviso. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA. For example, the Zalviso CRL received from the FDA in July 2014 contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to the Instructions for Use for the device to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. The timing of the FDA’s review and comments on the protocols to be submitted for the bench testing and Human Factors Study may further delay our resubmission of the Zalviso NDA. In addition, the FDA may deem that the adequacy of the bench testing, the Human Factors Study and the results of the bench testing and the Human Factors Study are inadequate, which could delay or preclude any approval of Zalviso.

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize any of our product candidates, and we cannot, therefore, predict the timing of any future revenue. *

We cannot commercialize any of our product candidates, including Zalviso, until the appropriate regulatory authorities, such as the FDA or the European Medicines Agency, or EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. We received a CRL for Zalviso on July 25, 2014, which contains requests for additional information on the Zalviso System and requires us to complete additional bench testing and Human Factors Study. In addition, in the CRL, the FDA acknowledged that it had not reviewed several of the amendments to the NDA we submitted to the FDA before the CRL was issued. While we believe we can address the items included in the CRL, we are unable to determine the impact, if any, of the FDA’s review of the information included in the amendments that were not previously reviewed. A review of the additional information included in the amendments may result in delays in approval, non-approval or additional testing required for approval. Additional delays may result if any of our product candidates is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources. *

If the FDA determines that any of the clinical work submitted, including the clinical trials, Human Factors Studies and bench testing submitted for a product candidate in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, studies and testing as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, studies and testing, the FDA may reject the data and results. The FDA may audit some of our clinical trial sites to determine the integrity of our clinical data. The FDA may audit some of our Human Factors Study sites to determine the integrity of our data and may audit the data and results of bench testing. Any rejection of any of our data would negatively impact our ability to obtain marketing authorization for a product candidate and would have a material adverse effect on our business and financial condition. In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. Any significant delay in the acceptance, review or approval of an NDA that we have submitted would have a material adverse effect on our business and financial condition and would require us to obtain significant additional funding.

Regulatory authorities may not approve our product candidates even if they meet safety and efficacy endpoints in clinical trials. *

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

Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidates as a result of such inspections. In June 2014, the FDA completed an inspection at our corporate offices. We received a single observation on a Form 481 as a result of the inspection. Although we believe we have adequately addressed this observation in a revised SOP, we, our contract manufacturers, and their vendors are all subject to preapproval inspections at any time. The results of these inspections could impact our ability to obtain FDA approval for Zalviso, and, if approved, our ability to launch and successfully commercialize Zalviso.

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

In order to market any products outside of the United States, our collaborator, Grünenthal, and we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. In October 2012, we received notice from the EMA that Zalviso was eligible for centralized European review, and in July 2014, Grünenthal filed a Marketing Authorization Application, or MAA, for Zalviso under the centralized procedure in the EU. Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. While Grünenthal does have products approved in international markets, we do not have any product candidates approved for sales in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. Grünenthal’s experience in international markets does not guarantee regulatory approval or compliance with regulatory requirements in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize Zalviso and any of our product candidates that may obtain commercial approval in the future, and affect the prices we may obtain. *

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of our product candidates, including Zalviso, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2014 and may continue to incur losses for the foreseeable future.*

Since our inception in 2005, we have focused primarily on development of our lead product candidate, Zalviso. We have three additional product candidates in development, the Sufentanil Tablet BTP Management System, or ARX-02, the Sufentanil/Triazolam Tablet, or ARX-03, and Sufentanil Single-Dose Acute Pain Tablet, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005, and as of December 31, 2013, we had an accumulated deficit of $145.5 million. For the nine months ended September 30, 2014, we had a net loss of $19.5 million and as of September 30, 2014 we had an accumulated deficit of $165.0 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government grant funding and proceeds from our collaboration with Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we prepare for the commercialization of Zalviso and continue our research and development activities for our product candidates. To date, none of our product candidates have been commercialized, and if Zalviso or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development and the regulatory environment, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are delayed in receiving regulatory approval, or in launching Zalviso, or if we are required by the FDA to complete activities in addition to those we currently anticipate or have already completed.

Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Even if we are able to generate revenues from the sale of any future approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We have a limited operating history that may make it difficult to predict our future performance or evaluate our business and prospects. *

We were incorporated in 2005. Since inception, our operations have been primarily limited to organizing and staffing our company, developing our technology and undertaking preclinical studies and clinical trials for our product candidates, and more recently, preparing for the commercialization of Zalviso. We have not yet obtained regulatory approval of any of our product candidates, including Zalviso. Consequently, any predictions that are made about our future success, or viability, or evaluation of our business and prospects, may not be accurate.

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

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, if we are not able to launch Zalviso for sale in the United States by the end of 2015, due to a delay in approval by the FDA, technical difficulties in our commercialization efforts or otherwise, or revenues or expenses associated with the commercialization of Zalviso are not as estimated, we will likely need to seek additional capital to continue operations. Such capital demands could be substantial. In addition, if we do not receive FDA approval to market Zalviso by August 1, 2015, we cannot draw the third tranche of $15.0 million associated with our Amended Loan Agreement with Hercules.

To raise capital, we may seek to sell additional equity or debt securities, monetize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all. Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of, or eliminate, one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

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

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default. *

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. We drew the first tranche of $15.0 million at the closing of the new credit facility and the second tranche of $10 million on June 16, 2014. The third tranche of up to $15.0 million is conditioned upon the approval of Zalviso by the FDA, and if approved, can be drawn at our option at any time between December 15, 2014 and August 1, 2015. The scheduled maturity date is October 1, 2017, which would be extended until January 1, 2018, if we obtain FDA approval of Zalviso on or prior to April 1, 2015.

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

Risks Related to Our Reliance on Third Parties

We rely on third party manufacturers to produce our preclinical and clinical drug supplies and intend to rely on third parties to produce commercial supplies of any approved product candidates.

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

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. As mentioned above, the CRL from the FDA contains a request for additional information on the Zalviso System to ensure proper use of the device. The request includes provision of data demonstrating a reduction in the incidence of optical system errors which require premature changing of the drug cartridge. We have made modifications to the design of the Zalviso device subsequent to the original submission of the Zalviso NDA, which we plan to include as a part of our resubmitted NDA. We do not believe these design modifications would require additional Phase 3 clinical trials. If we are required to further modify the Zalviso device, we may incur higher costs and experience delays in the approval and ultimate commercialization of Zalviso. Furthermore, if the identified changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

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

The degree of market acceptance of Zalviso and our other product candidates, if approved, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the use of Zalviso for the treatment of incidences of moderate-to-severe acute pain in the hospital setting that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any AEs or SAEs;

•	overcoming the perception of sufentanil as a potentially unsafe drug due to its high potency;

•	limitations or warnings contained in the FDA-approved label for Zalviso;

•	restrictions or limitations placed on Zalviso due to the REMS;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain hospital formulary approval;

•	our ability to obtain and maintain sufficient third party coverage or reimbursement.

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

We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our strategy for Zalviso is to develop a hospital-directed sales force to promote the product to healthcare professionals and group purchasing organizations, or GPOs, in the United States. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of Zalviso or our other product candidates, if approved, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of Zalviso or our product candidates, if approved, to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, if approved, our ability to generate revenues from product sales will be adversely affected.

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

Our potential competitors for ARX-02 include products approved in the United States for cancer breakthrough pain, including: ACTIQ and FENTORA, currently manufactured by Teva Pharmaceuticals; Onsolis, currently manufactured by BioDelivery Sciences International, Inc.; Abstral, currently manufactured by ProStrakan Group plc; Lazanda, currently manufactured by Depomed, Inc.; Subsys, currently manufactured by Insys Therapeutics, Inc., as well as products approved in Europe, including Instanyl, currently manufactured by Takeda Pharmaceuticals International GmbH. The active ingredient in all approved products for cancer breakthrough pain is fentanyl.

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

Hospital formulary approval may not be available for Zalviso and our other product candidates, which could make it difficult for us to sell our products profitably. *

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell our products into our target markets. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approval, we may need to complete a pilot program whereby Zalviso is used on a limited basis for certain instances. Hospitals may seek to obtain Zalviso devices at little or no cost during this pilot period. Revenue generated from these hospitals during the pilot period would be minimal. The pilot period may last several months. There can be no assurance that use during the pilot period will lead to full adoption of Zalviso. Failure to timely obtain formulary approval for Zalviso would materially adversely affect our ability to attain or sustain profitable operations.

Coverage and adequate reimbursement may not be available for Zalviso and our other product candidates, if approved, which could make it difficult for us to sell our products profitably. *

Our ability to commercialize Zalviso or any of our other drug candidates, if approved, successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payor programs at the federal and state levels authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payors.

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

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in Zalviso and/or our other drug candidates, even if those drug candidates obtain marketing approval.

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

If we are unable to establish relationships with GPOs any future revenues or future profitability could be jeopardized. *

Many end-users of pharmaceutical products have relationships with GPOs whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of a small number of GPOs, if Zalviso is approved by the FDA. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to establish or maintain our GPO relationships, sales of our products and revenue could be negatively impacted.

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

We have not yet produced commercial supplies of Zalviso and we may encounter difficulties in production, which may adversely affect our commercial plans if Zalviso is approved for sale in the United States.

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

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives. On November 5, 2014, we announced that the Board of Directors has initiated a search to replace Richard King, the Company’s President and Chief Executive Officer. Mr. King will remain with the Company as President and Chief Executive Officer while the search is ongoing and during this transition period. Mr. King is currently serving as the Chief Commercial Officer as well. While Mr. King has agreed to continue as the President and Chief Executive Officer and will continue to fill the Chief Commercial Officer role, there can be no assurance that a replacement will be found on a timely basis, or at all. Our inability to find a suitable replacement may have a detrimental impact on the organization and impede the progress of our research, development and commercialization objectives.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations. *

As of September 30, 2014, we had 50 full-time employees. Assuming FDA approval of the NDA for Zalviso which we plan to resubmit in the first quarter of 2015, we are expanding our employee base to increase our managerial, scientific and engineering, operational, sales, marketing, financial and other resources and to hire more consultants and contractors. Current and future growth impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected. *

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. We are the owner of record of 30 issued patents worldwide. These issued patents cover AcelRx’s sufentanil tablet, medication delivery devices and platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

Until this year our common stock has thinly traded and in the future, may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares. *

Until this year, we had a low volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the first nine months of 2013 was approximately 455,000 shares per day. A more active market for our stock has only recently developed and may not be sustained. For example, the average daily trading volume in our common stock on NASDAQ during the first nine months of 2014 was approximately 800,000 shares per day. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Our involvement in securities-related class action litigation could divert our resources and management’s attention and harm our business. *

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA’s review of their NDAs.

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former officers. The complaint alleges that between December 2, 2013 and September 25, 2014, we and certain of our officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to our lead drug candidate, Zalviso. Specifically, the complaint alleges that our statements were false and misleading because we failed to disclose that the Instructions for Use for Zalviso were designed improperly and we did not submit to the FDA sufficient data to support the shelf life of the product. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. It is possible that additional suits will be filed with respect to these same matters or other matters naming us and/or our officers and directors as defendants. This lawsuit and any future related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. Securities-related class action litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business. Further, any negative outcome from such lawsuit could result in payments of monetary damages, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

There can be no assurance that a favorable final outcome will be obtained in this case or any subsequent related case. Defending any lawsuit is costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of monetary damages not covered by insurance, or we may decide to settle lawsuits on unfavorable terms, which could adversely affect our business, financial conditions, or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2014, the Company issued 91,488 shares of common stock to OTA L.L.C. These shares were issued upon a net exercise of the warrant to purchase 135,000 shares of common stock that was issued in a private placement transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The shares were issued pursuant to a “cashless” exercise of warrants and the Company received no proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

10.1	Amendment to the Amended and Restated Loan and Security Agreement between Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc. and the Registrant, dated September 24, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2014	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

10.1	Amendment to the Amended and Restated Loan and Security Agreement between Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc. and the Registrant, dated September 24, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.