Form 10-K
period 2014-12-31
ACELRX PHARMACEUTICALS INC
filed 2015-03-13
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the NASDAQ Global Market on that date, was approximately $318,700,000. The calculation excludes 12,280,685 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 25, 2015, the number of outstanding shares of the registrant’s common stock was 43,714,665.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2014, are incorporated by reference into Part III of this report.

ACELRX PHARMACEUTICALS, INC.

2014 ANNUAL REPORT ON FORM 10-K

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc.

ACELRX and “ACCELERATE.INNOVATE.ALLEVIATE.” are registered trademarks of AcelRx Pharmaceuticals, Inc. Other trademarks of AcelRx Pharmaceuticals, Inc., including ZALVISO™, appearing in this annual report on Form 10-K are the property of AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•

our ability to resubmit the Zalviso NDA, including our ability to satisfactorily conduct the additional clinical study requested by the FDA, and any additional studies that may be required by the FDA in order to resubmit the Zalviso NDA, and the time and resources required to do so;

•

our ability to obtain and maintain regulatory approval of Zalviso and other product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the success, cost and timing of our product development activities and clinical trials, including an additional clinical study for Zalviso;

•

our ability to obtain funding for our operations, including funding necessary for the planned commercialization and manufacturing of Zalviso in the United States and advancement of clinical trials for other product candidates including our planned Phase 3 clinical program for ARX-04;

•	the potential achievement of collaboration milestones, including the approval of the Marketing Authorization Application for Zalviso in the European Union and the timing thereof;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our liquidity and capital resources;

•	our ability to successfully commercialize our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the loss of key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

•	our ability to obtain and maintain intellectual property protection for our product candidates.

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

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. Our lead product candidate is ZalvisoTM, formerly known as ARX-01. Zalviso is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. Zalviso consists of sufentanil sublingual tablets delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system (together, “Zalviso”).

On July 25, 2014, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, for our New Drug Application, or NDA, for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to the Instructions for Use for the device to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In the third quarter of 2014, we held a Type A meeting with the FDA to discuss the Zalviso CRL received in July. During the meeting we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission. In advance of resubmitting our Zalviso NDA, we agreed with the FDA to submit protocols for the bench testing and Human Factors, or HF, studies for their review and comment. In addition, the FDA requested in the minutes of the meeting that we provide a risk assessment that analyzes the risks associated with inadvertent dosing and the rationale that bench testing and HF studies are sufficient to address the specific items included in the CRL. We submitted the protocols and this rationale in the fourth quarter of 2014. In January 2015, we received feedback from the FDA on the protocol and the planned analysis of the results of the bench test. No modifications to the conduct of the bench test were necessary; however, in response to the FDA’s request, we refined the planned analysis of the bench test results. In February 2015, we received feedback from the FDA on the HF protocols. In this feedback, the FDA confirmed that the HF studies as proposed were acceptable to evaluate the design changes related to inadvertent dispensing of tablets. In March 2015, we received additional correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We plan to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study. As a result of this most recent FDA communication and the need for clarity with the FDA, the Zalviso NDA resubmission is on hold. We will provide an update on the timing of the resubmission of the Zalviso NDA after we obtain more information from the FDA. The FDA has precleared certain aspects of our proposed Risk Evaluation and Mitigation Strategy, or REMS, and indicated that they will continue discussion of our proposed REMS after the Zalviso NDA has been resubmitted.

Zalviso

Zalviso is an investigational, pre-programmed, non-invasive system to allow hospital patients with moderate-to-severe acute pain to self-dose with sufentanil sublingual tablets to manage their pain. Zalviso is designed to help address certain problems associated with post-operative intravenous patient-controlled analgesia, by offering:

•

A high therapeutic index opioid: Zalviso uses sufentanil, an opioid that has a high therapeutic index. The therapeutic index is the ratio of the effective dose versus the lethal dose. In animal studies, the therapeutic index for sufentanil was approximately 100 times larger than fentanyl and 300 times larger than morphine.

•

A non-invasive route of delivery: Zalviso utilizes a sufentanil tablet which allows for a sublingual (under the tongue) route of delivery. Sufentanil is highly lipophilic which provides for rapid absorption in the fatty cells (or mucosal tissue) found under the tongue, and for rapid transit across the blood-brain barrier to reach the mu-opioid receptors in the brain. The sublingual delivery used by Zalviso provides rapid onset of analgesia. The sublingual delivery system also eliminates the risk of IV-related analgesic gaps and IV complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV patient-controlled analgesia, or PCA, infusion pump through IV tubing, Zalviso allows for ease of patient mobility.

•	A simple, pre-programmed PCA solution: Zalviso allows patients to self-dose sufentanil sublingual tablets via a pre-programmed, secure system designed to eliminate the risk of programming errors.

We submitted an NDA for Zalviso in September 2013 and, as mentioned above, the FDA issued a CRL for Zalviso on July 25, 2014. We have conducted additional Human Factors studies and bench testing to address the related issues within the CRL. As mentioned above, in March 2015 we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We plan to meet with the FDA to discuss the need for an additional clinical study, and the potential design and objectives of such a study.

The 505(b)(2) NDA submission for Zalviso is based on a development program that includes data from seven Phase 1 studies, three Phase 2 clinical trials, and three Phase 3 clinical trials. The Phase 3 trial program included two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA with morphine. To date, the Zalviso safety database includes more than 600 patients. Zalviso successfully achieved the primary efficacy endpoints for each of the Phase 2 and Phase 3 trials. A summary of the Phase 3 trials and results is as follows:

•

Active comparator trial (IAP309)—in November 2012, we reported top-line data demonstrating that Zalviso met its primary endpoint of non-inferiority in a Phase 3 open-label active comparator trial designed to compare the efficacy and safety of Zalviso (15 mcg/dose, 20 minute lock-out) to IV PCA with morphine (1mg/dose, 6 minute lock-out) for the treatment of moderate-to-severe acute post-operative pain immediately following major abdominal or orthopedic surgery.

•

Double-blind, placebo-controlled, abdominal surgery trial (IAP310)—in March 2013, we reported top-line data demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major open abdominal surgery. Adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 178 adult patients at 13 U.S. sites.

•

Double-blind, placebo-controlled, orthopedic surgery trial (IAP311)—in May 2013, we reported top-line data demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major orthopedic surgery. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 426 adult patients at 34 U.S. sites. Treatment-emergent adverse events were generally mild to moderate in nature and similar for the majority of adverse events between Zalviso and placebo-treated patients, despite the shorter duration of exposure in the placebo-treated patients caused by early termination due to inadequate analgesia.

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for use in the management of moderate-to-severe acute pain within a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Asia and Latin America. The collaboration included a Collaboration and License Agreement, or License Agreement, and a Manufacturing and Supply Agreement, or Supply Agreement.

Under the terms of the License Agreement, we received an upfront cash payment of $30.0 million in December 2013, and in the third quarter of 2014, we received a milestone payment of $5.0 million related to the Marketing Authorization Application, or MAA, submission to the European Medicines Agency, or EMA. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. If approved, we are eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($171.5 million). Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

In July 2014, Grünenthal filed an MAA with the EMA under the centralized procedure in the European Union, or EU, for Zalviso for the management of moderate-to-severe acute pain in adult patients in a medically-supervised environment. In the fourth quarter of 2014, Grünenthal received 120-day questions from the EMA per the EMA’s standard regulatory review process. We have been working with Grünenthal towards the submission of the response to the 120-day questions. Grünenthal is currently working to complete the response and submit it to the EMA by the end of March 2015. Assuming the EMA accepts this filing, we anticipate a Committee for Medicinal Products for Human Use, or CHMP, opinion in the summer of 2015 and a final decision by the EMA in the fall of 2015.

In association with potential commercialization of Zalviso in the European Union, we underwent a Conformite Europeenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. In December 2014, we received CE Mark approval, which permits the commercial use of the Zalviso device in the European Union. However, as a drug-device combination product, Zalviso will not be utilized commercially unless and until the EMA approves the Zalviso MAA. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices issued by our notified body, the British Standards Institution, or BSI.

ISO 13485:2003 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the European Union as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices.

ARX-04

We are also developing a Sufentanil Sublingual Single-Dose Tablet, or ARX-04, for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in settings of acute pain, such as in the emergency room, hospital floor, ambulatory care environment, or on the battlefield. In December 2013, we completed an End-of-Phase 2 Meeting with the FDA to identify a Phase 3 program pathway forward for evaluation of ARX-04. We plan to initiate a pivotal Phase 3 trial for ARX-04 in patients with post-operative pain following abdominal surgery by the end of March 2015. Pending completion of enrollment, we anticipate top-line data from this study in the fourth quarter of 2015.

We have also been notified by the Department of Defense, or DoD, that they are preparing a contract to provide partial funding to support further development of ARX-04. We are currently engaged in the contracting process with the DoD to determine the nature, scope, amount and timing of the contract.

Phase 3 Program

•

In June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso 15mcg sufentanil sublingual tablet dosed 20 minutes apart were comparable, in terms of area under the plasma concentration time curve, or AUC, exposure and peak plasma concentration, to one sublingual administration of an ARX-04 30mcg sufentanil sublingual tablet. We have proposed the inclusion of approximately 300 patients from the Zalviso clinical program in the ARX-04 safety database to the FDA and we have designed the two Phase 3 ARX-04 trials accordingly. The ARX-04 safety database required by the FDA is 500 patients. We have confirmation from FDA that some of the Zalviso patients can be included in the overall ARX-04 safety database; however, further discussion is needed to determine the exact number of such patients that can be used towards achieving the 500 patient minimum total safety exposure number required for ARX-04. Based on an ongoing pharmacokinetic analysis, we may need to increase enrollment in our planned Phase 3 clinical trial program to meet the FDA’s requested exposure requirements to ARX-04.

•

We plan to initiate a Phase 3 clinical trial, a double-blind, placebo-controlled efficacy and safety study of patients with post-operative pain following abdominal surgery by the end of March 2015. We expect top-line data from this trial in the fourth quarter of 2015. Approximately 160 patients are planned to be enrolled in this study.

•

In the first half of 2015, contingent on DoD funding, we plan to initiate our second planned Phase 3 clinical trial, an open-label safety study of patients who present to the emergency room with moderate-to-severe pain due to trauma or injury. We expect top-line data from this trial in the second half of 2015. Approximately 40 patients are planned to be enrolled in this study. Timing of this trial is currently pending finalization of the DoD contract. Should we experience delays in such contract negotiations, we may elect to delay this Phase 3 trial beyond the first half of 2015.

Phase 2 Clinical Study Results

In April 2013, we reported top-line data showing that the primary endpoint was achieved in a placebo-controlled, dose-finding, Phase 2 clinical trial of ARX-04 for acute pain. This trial randomized 101 patients following bunionectomy surgery in a 2:2:1 ratio to 30 mcg sufentanil sublingual tablet, 20 mcg sufentanil sublingual tablet, or placebo treatment arms. Ninety-one percent of patients entering the trial completed the 12-hour trial period.

Results demonstrated that patients receiving 30 mcg sufentanil sublingual tablet doses, administered by a healthcare professional, no more frequently than once per hour, had significantly greater pain reduction as measured by Summed Pain Intensity Difference to baseline during the 12-hour trial period (SPID-12) than placebo-treated patients (p=0.003).

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

ARX-02 and ARX-03

In addition to ARX-04, our product candidate pipeline consists of two other sufentanil-based sublingual product candidates. The Sufentanil Sublingual Tablet Breakthrough Pain, or BTP, Management System, or ARX-02, is a pain management system for the treatment of cancer patients who suffer from BTP. The Sufentanil/Triazolam Sublingual Tablet, or ARX-03, is a single, fixed-dose, combination drug product designed to provide mild sedation, anxiety reduction and pain relief for patients undergoing painful procedures in a physician’s office. We have successfully completed Phase 2 clinical trials for ARX-02 and ARX-03. Future development of ARX-02 and ARX-03 is contingent on funding from a corporate partnership or other external funding source.

Sufentanil Sublingual Tablets

Sufentanil, a high therapeutic index opioid, which has no active metabolites, is 5 to 10 times more potent than fentanyl and is used intravenously as a primary anesthetic to produce balanced general anesthesia for surgery, and for epidural administration during labor and delivery. Sufentanil has many pharmacological advantages over other opioids. Published studies demonstrate that sufentanil produces significantly less respiratory depressive effects relative to its analgesic effects compared to other opioids, including morphine, alfentanil and fentanyl. These third party clinical results correlate well with preclinical trials demonstrating sufentanil’s high therapeutic index, or the ratio of the toxic dose to the therapeutic dose of a drug, used as a measure of the relative safety of the drug for a particular treatment. Accordingly, we believe that sufentanil can be developed to provide an effective and well-tolerated treatment for acute pain. The following table illustrates the difference between the therapeutic index of different opioids.

Opioid	Therapeutic Index
Meperidine	5
Methadone	12
Morphine	71
Hydromorphone	232
Fentanyl	277
Sufentanil	26,716

In addition, the pharmaceutical attributes of sufentanil, including lipid solubility and ionization, result in rapid cell membrane penetration and onset of action, which we believe make sufentanil an optimal opioid for the treatment of acute pain.

Although the analgesic efficacy and safety of sufentanil have been well established, the product’s use has been historically limited due to its short duration of action when delivered intravenously. Sublingual delivery of sufentanil avoids the high peak plasma levels and short duration of action of IV administration.

Our portfolio of product candidates leverages the above mentioned advantages of sufentanil delivered via the sublingual route. We believe our non-invasive, proprietary sufentanil tablet sublingual dosage form potentially overcomes many of the limitations of current treatment options available for acute pain.

None of our product candidates have been approved by the United States Food and Drug Administration, or FDA. We have not generated any revenue from the sale of any of our product candidates.

Sublingual Delivery of Sufentanil: Summary of Phase 1 Clinical Studies Results

We have completed seven Phase 1 studies with our proprietary sufentanil sublingual tablets to support our four product candidates under development. These studies demonstrated desirable and consistent pharmacokinetic, or PK, parameters, including:

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

The chart below illustrates the PK profile of sufentanil sublingual tablets compared to IV delivery of sufentanil from one of our completed Phase 1 PK studies.

 In summary, we have demonstrated that sublingual delivery of sufentanil avoids the high peak plasma levels and short duration of action of IV administration, potentially enabling broader use of sufentanil. Our proprietary sufentanil sublingual tablet dosage form is a very small disc-shaped tablet with a bioadhesive excipient, or inactive ingredient, which enables the tablet to adhere to mucosal tissues. When placed under the tongue, the sufentanil sublingual tablet imbibes saliva, adhering it to the sublingual tissues and forming a hydrogel patch. Sufentanil, from the sublingual tablet, rapidly deposits into the fatty tissues under the tongue. The drug then absorbs into the plasma over several hours at roughly the same rate as it is being redistributed and/or cleared from the plasma resulting in a plateau plasma concentration from approximately 20 to 120 minutes. The sufentanil sublingual tablet fully disintegrates within 5-10 minutes. The small size of the sufentanil sublingual tablet, pictured above, is designed to minimize the saliva response and amount of sufentanil swallowed, resulting in high oral transmucosal uptake, whereby a majority of the drug is absorbed via the oral tissues ultimately into the bloodstream, and thereby provides consistent pharmacokinetics.

Our Product Candidates

The following table summarizes key information about our existing product candidates.

Product Candidate	Description	Target Indication	Status
Zalviso	Sufentanil Sublingual Tablet System	Moderate-to-severe acute pain in the hospital setting

NDA submitted to the FDA in September 2013, CRL received July 25, 2014. In March 2015, we received correspondence from the FDA stating that an additional clinical study is needed. We intend to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study. Timing of the NDA resubmission is to be clarified after the FDA meeting.

MAA submitted to EMA in July 2014. Assuming the EMA accepts this filing, we anticipate a CHMP opinion in the summer of 2015 and a final decision by the EMA in the fall of 2015.

ARX-04	Sufentanil Sublingual Single-Dose Tablet	Moderate-to-severe acute pain

In April 2013, we reported that a Phase 2 trial of ARX-04 in patients after bunionectomy surgery achieved its primary endpoint. The FDA agreed that this was a well-controlled study and could be used as a pivotal study.

We plan to initiate a Phase 3 clinical trial that will evaluate the efficacy and safety of ARX-04 vs. placebo for the treatment of moderate-to-severe acute pain following ambulatory abdominal surgery by the end of March 2015, with top-line data anticipated in the fourth quarter of 2015, pending completion of enrollment. This trial was designed as the second of two well-controlled studies required for potential NDA filing for ARX-04, the first was the bunionectomy Phase 2 study.

We plan to initiate our second planned Phase 3 clinical trial, an open-label safety study of patients who present to the emergency room with moderate-to-severe pain due to trauma or injury in the first half of 2015, with top-line data anticipated in the second half of 2015, contingent on DoD funding. This study is not required to satisfy the regulatory requirements for ARX-04. Timing of this trial is currently pending finalization of the DoD contract. Should we have delays in such contract negotiations we may elect to delay this Phase 3 trial beyond the first half of 2015.

ARX-02	Sufentanil Sublingual Tablet Breakthrough Pain, or BTP, Management System	Cancer breakthrough pain	Phase 2 clinical trial and End of Phase 2 meeting completed. Future development contingent upon identification of corporate partnership resources.

ARX-03	Sufentanil/Triazolam Sublingual Tablet	Mild sedation and pain relief during painful procedures in a physician’s office	Phase 2 clinical trial and End of Phase 2 meeting completed. Future development contingent upon identification of corporate partnership resources.

Zalviso— Sufentanil Sublingual Tablet System

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

The Market Opportunity for Zalviso

According to the 2014 Decision Resources Acute Pain Report, or 2014 DR Report, the acute pain market (represented by treatments for post-operative pain, acute musculoskeletal pain and cancer breakthrough pain) in the United States, Europe and Japan realized 2013 revenues of $12.7 billion, and is expected to reach approximately $13.3 billion by 2023. Opioid analgesic use dominates the management of acute pain, representing 44% of the 2013 market, and is projected to grow to 46% of the 2023 market. Post-operative acute pain treatment in the United States is projected to grow significantly in the 2013 to 2023 period, from management of 13.8 million procedures in 2011 to 16.0 million procedures in 2023, a 1.5% CAGR. Despite its size, this market remains underserved. Studies report that up to 75% of patients experience inadequate pain relief after surgery. Inadequate pain relief can lead to decreased mobility, which increases the risks of other medical complications, including deep vein thrombosis and partial lung collapse, and can result in extended hospital stays. Additionally, based on an analysis of data published in 2008 from the World Health Organization, we estimate that there are approximately 27 million surgical procedures annually in other moderate-to-high per capita healthcare expenditure nations in which patients experience moderate-to-severe pain.

In the United States, we estimate that approximately one third of all procedures conducted are orthopedic in nature, one third are gastrointestinal, obstetric or gynecologic, and the remaining third are a mix of spinal, cardiothoracic and other procedures. Commissioned market research targeting surgeons and anesthesiologists has identified a consistent positive response to the attributes of Zalviso and indicates an interest in using Zalviso in at least 75% of their eligible patients. Additional market research indicated that physicians expressed interest in using Zalviso for patients who stay in the hospital for less than 24 hours and are not traditionally treated with IV PCA. Regardless of size or affiliation of hospitals, the majority of Pharmacy and Therapeutics, or P&T, committees we surveyed were likely to review and approve Zalviso, subject to demonstration of satisfactory pharmacoeconomic value.

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

•	an ability for young and old patients alike to use Zalviso;

•	a low rate of severe adverse event experiences;

•	a rate of adverse events that is similar to a placebo-treated patient population, with the exception of opioid induced itching;

•	a high level of Patient Satisfaction as a result of Zalviso usage under patient control to manage pain after surgery over 48 to 72 hours; and

•	a high Nurse Ease of Care rating for ease of set-up and use of Zalviso by the health care professional.

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

We believe that Zalviso provides a favorable safety, efficacy and tolerability profile, potentially enabling Zalviso to become a new standard of care for moderate to severe acute pain control via patient-controlled analgesia.

Zalviso Description

The benefits of Zalviso are the result of combining the following three elements:

•	sufentanil, a high therapeutic index opioid;

•	Sufentanil sublingual tablets, our proprietary, non-invasive sublingual dosage form; and

•	our novel, pre-programmed, handheld PCA device that enables simple patient-controlled delivery of sufentanil sublingual tablets in the hospital setting and eliminates the risk of programming errors.

Zalviso allows patients to self-administer sufentanil sublingual tablets as needed to manage their moderate-to-severe acute pain in the hospital setting, and provides the record-keeping attributes of a conventional IV PCA pump while avoiding some of the key issues, such as programming errors, associated with conventional IV PCA use.

Zalviso utilizes sufentanil, which has one of the highest therapeutic indices of all commercially available opioids, making it an attractive candidate for the management of post-operative pain. Formulated in our proprietary sublingual tablet dosage form, sufentanil provides for relatively high bioavailability, with lower peak drug levels and a longer duration of action compared to IV delivery.

The Zalviso System consists of the following components: a disposable dispenser tip (Figure A); a disposable dispenser cap (Figure B); an adhesive thumb tag (Figure C); a cartridge of 40 sufentanil sublingual 15 mcg tablets (approximately a two-day supply) in a disposable radio frequency identification and bar-coded cartridge (Figure D); a reusable, rechargeable handheld controller (as pictured, nurse-side view) (Figure E); a tether (Figure F); and an authorized access card (Figure G).

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

Drugs are classified or scheduled by the Drug Enforcement Agency, or DEA, according to their potential for abuse and addiction. Sufentanil is scheduled as a class II opioid. Scheduled drugs, when they are under patient control in a hospital setting, must be secured and have adequate dose access control and tracking mechanisms. Our novel handheld PCA device has the following safety features:

•	an authorized access card, which is a wireless system access key for the healthcare professional;

•	a wireless, electronic, adhesive thumb tag that acts as a single-patient identification key;

•	pre-programmed 20-minute lock-out to avoid overdosing;

•	tablet singulation, or dispensing, motion that eliminates runaway motor delivery risk;

•	a security tether that is designed to prevent theft and misuse; and

•	fully automated inventory record of sufentanil sublingual tablet usage.

To set up Zalviso, the nurse or healthcare professional turns on the controller and follows the simple step-by-step instructions on the color graphical user interface screen described below:

•	retrieve the sufentanil sublingual tablet cartridge from secure drug storage;

•	lock the cartridge and dispenser into the controller; and

•	set up the secure patient access system, which is comprised of a security tether and a wireless, electronic, adhesive thumb tag that acts as a single-patient identification key.

To use Zalviso, the patient would:

•	confirm that the green indicator light is illuminated, meaning the device is available to dose;

•	place dispenser tip under tongue and push the large button on the controller with the thumb to which the thumb tag has been applied, which in turn dispenses a single sufentanil sublingual tablet;

•	remove the device from mouth upon hearing a tone confirming delivery of the sufentanil sublingual tablet; and

•	see the blue indicator light illuminate, indicating no new dose can be dispensed for the next 20 minutes.

Zalviso—Development Status

We submitted an NDA for Zalviso in September 2013 and, as mentioned above, the FDA issued a CRL for Zalviso on July 25, 2014. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We plan to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study.

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

Zalviso—Clinical Program

Summary

Our Phase 3 program for Zalviso consisted of three Phase 3 clinical trials. We have reported positive top-line results from each of the three clinical trials. Prior to our Phase 3 program, we completed three successful Phase 2 clinical trials of sufentanil sublingual tablets in the post-operative setting. These Phase 2 clinical trials demonstrated analgesic efficacy over a 12-hour study period, a low adverse event profile and excellent device functionality. During our End of Phase 2 meeting with the FDA, the FDA stated that the demonstration of efficacy versus placebo in two Phase 3 clinical trials with a total safety database of at least 600 patients exposed to the active drug should suffice to support an NDA. We designed our Phase 3 clinical trials based on the feedback from the FDA.

Phase 3 Clinical Trials for Zalviso

Active comparator trial (IAP309)

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

The Patient Ease of Care Questionnaire, or Patient Questionnaire, asked patients to respond to 21 questions regarding aspects of analgesia and PCA systems using a zero to five rating scale, including statements such as, but not limited to, “pain woke me up from my sleep,” “the device was easy to use,” and “the device interfered with my ability to get out of bed and walk around.” Answers to the Patient Questionnaire were combined for an Overall Patient Ease of Care score. These Patient Questionnaire statements were also grouped into six validated subscales, such as “comfort with device,” “impact on movement,” and “knowledge and understanding.” Patients were also asked in this Patient Questionnaire to rate their Overall Satisfaction with the level of pain control and with the way in which the medication was administered during the trial.

The Nurse Ease of Care Questionnaire, or Nurse Questionnaire, asked nurses to respond to 21 questions regarding aspects of analgesia and PCA systems using a zero to five rating scale, including statements regarding the set-up and management of the systems and management of the patients. Answers to the Nurse Questionnaire were combined for an Overall Nurse Ease of Care score. These Nurse Questionnaire statements were grouped into two validated subscales entitled “time-consuming” and “bothersome.” Nurses were also asked in this Nurse Questionnaire to rate their Overall Satisfaction based on the level of pain control and with their overall satisfaction of the system.

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

Double-blind, placebo-controlled, abdominal surgery trial (IAP310)

In March 2013, we reported top-line data results demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major open abdominal surgery. Adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 trial enrolled 178 adult patients at 13 U.S. sites for the treatment of acute post-operative pain immediately following major abdominal surgery. Patients were treated for post-operative pain for a minimum of 48 hours, and up to 72 hours. Patients were randomized 2:1, with 119 patients randomized to sufentanil sublingual tablet treatment and 59 to placebo treatment. Both treatments were delivered by the patient, as needed, using Zalviso with a 20-minute lock-out period. Patients in both groups could receive up to 2 mg morphine intravenously per hour as a rescue medication, the primary purpose of this rescue medication being to provide placebo-treated patients access to pain medication to enable them to stay in the trial as long as possible. Pre-rescue pain scores were imputed to minimize the impact of this rescue opioid on efficacy evaluations.

The primary endpoint evaluated pain intensity over the 48-hour study period compared to baseline, or Summed Pain Intensity Difference (SPID-48), in patients following major open abdominal surgery. Patients receiving sufentanil sublingual tablets demonstrated a significantly greater SPID-48 compared to placebo-treated patients during the study period (105.6 and 55.6, respectively; p=0.001).

A number of secondary endpoints were also evaluated, including SPID at 24 hours and 72 hours, PID and pain relief values for each evaluation time point, drop outs from the trial due to inadequate analgesia and adverse events, and Patient Ease of Care Questionnaires using a validated questionnaire methodology specifically to evaluate patient-controlled analgesia systems. A summary of the results for the secondary endpoints is as follows:

•	24 hours and 72 hours after first dose, SPID was significantly greater in the sufentanil sublingual tablet-treated patients than in the placebo-treated patients (p<0.001 and p=0.004, respectively).

•	PID and pain relief values separated statistically from placebo as early as 45 minutes (p=0.027 for both).

•

A summed pain relief measure over the 48-hour study period, commonly referred to as TOTPAR, was significantly greater for sufentanil sublingual tablet-treated patients than placebo-treated patients (p=0.002)

•

Eighty, or 70.2%, of the sufentanil sublingual tablet-treated patients completed the 48-hour study period, compared to 30, or 51.7%, of placebo-treated patients. Reasons for drop-out in the sufentanil sublingual tablet-treated and placebo-treated groups were adverse events (5.3% and 6.9%, respectively), lack of efficacy (16.7% and 31.0%, respectively) and other (7.9% and 10.3%, respectively).

•	Only one patient, in the sufentanil sublingual tablet-treated group, experienced a serious adverse event, which was determined to be unrelated to the study drug by the investigator.

•

Patients in the trial who were treated with sufentanil sublingual tablets reported an average Overall Ease of Care of 4.39 out of a 0 to 5 scale. In addition, patients in the placebo arm of the trial also reported favorable Overall Ease of Care scores, with an average score of 4.36. These results are comparable to the results from the active comparator trial, which is summarized above.

The chart below illustrates the SPID-48 results from the pivotal Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310).

Double-blind, placebo-controlled, orthopedic surgery trial (IAP311)

In May 2013, we reported top-line data results demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major orthopedic surgery. Adverse events reported in the study were generally mild or moderate in nature and were similar in both placebo and treatment groups for the majority of adverse events. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 study enrolled 426 adult patients at 34 U.S. sites for treatment of moderate=to-severe acute pain immediately following major orthopedic surgery. Seven patients did not receive study drug, resulting in 419 patients being included in the intent-to-treat (ITT) population. Patients were treated for a minimum of 48 hours, and up to 72 hours. Patients were randomized 3:1, with 315 patients randomized to sufentanil sublingual tablet treatment and 104 to placebo treatment. Both treatments were delivered by the patient, as needed, using the Zalviso System with a 20-minute lock-out period. Patients in both groups could receive up to 2 mg morphine intravenously per hour as a rescue medication, the primary purpose of this rescue medication being to enable placebo-treated patients to stay in the study. Pain scores recorded just prior to the delivery of rescue medication were gathered and imputed forward to minimize the impact of this rescue opioid on efficacy evaluations.

The primary endpoint evaluated pain intensity over the 48-hour study period compared to baseline, or Summed Pain Intensity Difference (SPID-48), in patients following major orthopedic surgery. Patients receiving Zalviso demonstrated a significantly greater SPID-48 compared to placebo-treated patients during the study period (+76.1 and -11.5, respectively; p < 0.001). Two hundred fifteen (68.3%) sufentanil sublingual tablet-treated patients completed the 48-hour study period, compared to 43 (41.3%) placebo-treated patients. Primary reasons for drop-out in the sufentanil sublingual tablet- and placebo-treated groups were adverse events (7.0% and 6.7%, respectively) and lack of efficacy (14.3% and 48.1%, respectively).

Secondary endpoint data included PID and pain relief values for each evaluation time point and demonstrated that PID separated from placebo at 1 hour (p = 0.03) and pain relief separated at 45 minutes (p < 0.01). SPID at 24 and 72 hours was also assessed and was highly significant as illustrated below.

Group	SPID-24	SPID-48	SPID-72
Sufentanil Sublingual Tablet	33.8	76.1	166.2
Placebo	-8.8	-11.5	-2.6
Statistical Comparison	p<0.001	p<0.001	p<0.001

A secondary endpoint focused on Total Pain Relief measured at 48 hours (TOTPAR-48) was significantly higher in the Zalviso-treated patients than in the placebo-treated patients (p<0.001). In addition, another secondary endpoint, measurement of Patient Global Assessment with Method of Pain Control at 48 hours (PGA-48) was also highly significant in favor of Zalviso-treated patients (p<0.001).

Two patients (one each in the sufentanil sublingual tablet group and placebo group) experienced a serious adverse event considered possibly or probably related to the study drug by the investigator.

Combined related adverse events for the two placebo-controlled pivotal studies (IAP310 and IAP311) compared to placebo are shown below. Only pruritus (itching) was statistically different for Zalviso compared to placebo (p = 0.002).

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

ARX-04—Sufentanil Sublingual Single-Dose Tablet

This product candidate has not been approved by the FDA. We have not generated any revenue from the sale of any of our product candidates.

The Market Opportunity for ARX-04

We believe that ARX-04 could be useful in a variety of medically supervised settings, including in the emergency room, for post-operative patients who are transitioning from the operating room to the recovery floor, or who are recovering from either short-stay or ambulatory surgery, and do not require more long-term patient-controlled analgesia, as well as for battlefield casualty treatment, and by paramedics during patient transport. According to the National Emergency Department Sample, or NEDS, there were more than 104 million adult emergency room visits in the United States during 2011, of which it is estimated that more than 48 million were associated with moderate-to-severe acute pain; while in the EU there were more than 91 million adult emergency room visits in the United States during 2011, of which it is estimated that more than 34 million were associated with moderate-to-severe acute pain. Based on the National Survey of Ambulatory Surgery, in 2006, an estimated 27 million adult patients underwent outpatient surgical procedures in the United States, while in the EU, an estimated 12 million adult patients underwent outpatient surgical procedures. Of these, we estimate more than 11 million patients experienced moderate-to-severe pain in the United States, and nearly 3 million patients in the EU experienced moderate-to-severe pain. According to the National Inpatient Sample, in 2011, more than 15 million adult patients in the United States underwent surgical procedures in an inpatient setting, while more than 17 million adult patients underwent surgical procedures in an inpatient setting in the EU. Of these, it is estimated that more than 7 million of these procedures performed in the United States resulted in moderate-to-severe pain, while more than 8 million of these procedures performed in the EU resulted in moderate-to-severe pain.

How ARX-04 Addresses the Unmet Medical Need for Moderate-to-Severe Acute Pain

ARX-04 is a non-invasive, fast-onset sufentanil sublingual tablet product candidate for treatment of patients with moderate-to-severe acute pain. In the emergency room and in ambulatory care environments, patients often do not have immediate IV access available, or maintaining IV access can be an impediment to rapid discharge. Oral pills and liquids generally have slow and erratic onset of analgesia. Even patients with IV access may have undesirable side effects with the commonly used IV opioids morphine and hydromorphone, such as sedation or oxygen desaturation. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Additional treatment options are needed that can safely and rapidly treat acute trauma pain, in both civilian and military settings.

ARX-04 Description

ARX-04 is a non-invasive, fast-onset sufentanil sublingual tablet product candidate for treatment of patients with moderate-to-severe acute pain, in medically supervised settings of trauma or injury, such as the emergency room, or for post-operative patients who are transitioning from the operating room to the recovery floor, or who are recovering from either short-stay or ambulatory surgery, and do not require more long-term, patient-controlled analgesia, as well as for battlefield casualty treatment, and by paramedics during patient transport. ARX-04 features sufentanil, a high therapeutic index opioid, in our proprietary sufentanil sublingual tablet technology that enables rapid sublingual absorption when the tablet is placed under the tongue. As a result, sufentanil sublingual tablets can provide rapid onset of analgesia and display a consistent pharmacokinetic profile due to a high percentage of drug being absorbed sublingually instead of through the gastrointestinal tract.

ARX-04 Clinical Program

Summary

We plan to initiate our first Phase 3 clinical trial for ARX-04 by the end of March 2015. Pending the completion of enrollment in this study, we anticipate top-line results in the fourth quarter of 2015.

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

Phase 3 Clinical Program for ARX-04

In December 2013 we completed an End of Phase 2 Meeting with the FDA to identify a Phase 3 program pathway forward for evaluation of ARX-04. Key outcomes from the End of Phase 2 Meeting included:

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

In June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso 15mcg sufentanil sublingual tablet dosed 20 minutes apart were comparable, in terms of AUC exposure and peak plasma concentration, to one sublingual administration of an ARX-04 30mcg sufentanil sublingual tablet. We have proposed the inclusion of approximately 300 patients from the Zalviso clinical program in the ARX-04 safety database to the FDA and we have designed the two Phase 3 ARX-04 trials accordingly. As mentioned above, the ARX-04 safety database required by the FDA is 500 patients. We have confirmation from FDA that some of the Zalviso patients can be included in the overall ARX-04 safety database; however, further discussion is needed to determine the exact number of such patients that can be used towards achieving the 500 patient minimum total safety exposure number required for ARX-04. Based on an ongoing pharmacokinetic analysis, we may need to increase enrollment in our planned Phase 3 clinical trial program to meet the FDA’s requested exposure requirements to ARX-04.

We plan to initiate a Phase 3 clinical trial, a double-blind, placebo-controlled efficacy and safety study of patients with post-operative pain following abdominal surgery, by the end of March 2015. The single Phase 3 pivotal study requested by the FDA, SAP301, is a multi-center, double-blind, placebo-controlled study that will evaluate the efficacy and safety of ARX-04 vs. placebo for the treatment of moderate-to-severe acute pain following ambulatory abdominal surgery. We anticipate that enrollment will take up to nine months. Pending the completion of enrollment in this study, we expect top-line data from this trial in the fourth quarter of 2015. Approximately 160 patients are planned to be enrolled in this study.

We have been notified by the DoD that they are preparing a contract to provide partial funding to support further development of ARX-04. We are engaged in the contracting process with the DoD to determine the nature, scope, amount and timing of the contract. As noted above, we plan to initiate a Phase 3 trial by the end of March 2015 so as to not sustain additional delays in the development of ARX-04 while we continue contract negotiations with the DoD. We believe the DoD can be supportive of key aspects of the continued development of ARX-04 but we do not currently have a timeline by which we may receive funding.

In the first half of 2015, contingent on DoD funding, we plan to initiate our second planned Phase 3 clinical trial, an open-label safety study of patients who present to the emergency room with moderate-to-severe pain due to trauma or injury. We expect top-line data from this trial in the second half of 2015. Approximately 40 patients are planned to be enrolled in this study. Timing of this trial is currently pending finalization of the DoD contract. Should we have delays in such contract negotiations, we may elect to delay this Phase 3 trial beyond the first half of 2015.

Phase 2 Clinical Trial for ARX-04

In April 2013, we announced top-line results demonstrating that a placebo-controlled, dose-finding, Phase 2 trial of our investigational single-dose sufentanil sublingual tablet for acute pain, ARX-04, successfully met its primary endpoint. Results demonstrated that patients receiving 30 mcg sufentanil sublingual tablet doses, administered by a healthcare professional, no more frequently than once per hour, had significantly greater pain reduction as measured by Summed Pain Intensity Difference to baseline during the 12-hour study period (SPID-12) than placebo-treated patients (+6.53 for 30 mcg sufentanil sublingual tablet-treated patients and -7.12 for placebo-treated patients; p=0.003). The 20 mcg sufentanil sublingual tablet-treated patients did not achieve SPID-12 scores that differentiated from placebo. Adverse events reported in the study were generally mild-to-moderate in nature, with two serious adverse events of post-surgical infection reported, both of which were determined by the investigator to be unrelated to study drug. This dose-ranging study randomized 101 patients following bunionectomy surgery in a 2:2:1 ratio to 30 mcg sufentanil sublingual tablet, 20 mcg sufentanil sublingual tablet or placebo treatment arms. The intent-to-treat (ITT) population in this study averaged 42.5 years of age and was evenly balanced for males and females (51%:49%). Ninety-one percent of patients entering the study completed the full 12-hour study period.

A number of secondary endpoints were also achieved, as follows:

For the time-weighted sum of pain relief scores over the 12-hour study period, or TOTPAR12, there was a statistically significant difference in favor of the 30 mcg group over placebo (9.73 vs. 4.37 p = 0.002). Patients treated with the 30 mcg dose of sufentanil sublingual tablet showed a rapid onset of action with a statistically significant beneficial difference in pain relief (p<0.001) and pain intensity (p<0.01) seen at 30 minutes after dosing compared to placebo. Dosing averaged every 2.4 hours over the duration of the 12-hour study. In addition, patient global assessment of the 30 mcg dose at 12 hours was superior to placebo (p=0.002) with 43.6% vs. 5.0% of the patients responding good or excellent for overall pain control. The 20 mcg dose was not significantly different from placebo for either endpoint.

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

ARX-02—Sufentanil Sublingual Tablet BTP Management System

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

ARX-02 Description

ARX-02 is a product candidate for the treatment of cancer patients who suffer from breakthrough pain. ARX-02 consists of a magazine containing 30 single dose applicators, or SDAs, loaded into a multiple SDA dispenser, or MSD. Each SDA includes a sufentanil sublingual tablet that a patient can self-administer to his or her sublingual space for oral transmucosal absorption. The MSD:

•	protects and dispenses SDAs, one at a time;

•	displays a recent dose indicator that is designed to mitigate overdosing;

•	has child-resistant, elderly-friendly features; and

•	provides electronic date and time stamping of each SDA removal event.

The date and time event log is designed to be retrieved from the MSD by a healthcare professional during an office visit to assist the prescriber in understanding the usage profile of the medication, including diversion or abuse. Overall, our goal is to improve the treatment of cancer breakthrough pain while adding a substantially heightened level of detection and deterrence around prescription opioid use, misuse and abuse. While the initial dispenser for outpatient use is designed for dispensing sufentanil sublingual tablets for cancer breakthrough pain events, we believe this concept could be adapted into developing dispensers for other scheduled drugs in the future.

ARX-02 Clinical Program Overview

We have completed a successful Phase 2 clinical trial of ARX-02. The primary endpoint in this trial was achieved and demonstrated that the time-weighted summed pain intensity difference over 30 minutes, or SPID-30, for sufentanil sublingual tablet-treated episodes was greater than placebo-treated episodes (p<0.001). In addition, pain intensity and pain relief were included as secondary endpoints. Lower scores for pain intensity were reported at each evaluation time point for sufentanil sublingual tablet-treated episodes compared to placebo-treated episodes (p=0.027 at 15 minutes and p<0.001 at all other time points). Time reported time-weighted total pain relief, or TOTPAR, was greater at all time points for sufentanil sublingual tablet-treated episodes compared to placebo-treated episodes (p=0.049 and p=0.009 for the 10 and 15 minute time points, respectively, and p=<0.001 for the remaining time points). The trial also demonstrated a low adverse event profile.

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

ARX-03—Sufentanil/Triazolam Sublingual Tablet

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

ARX-03 Description

ARX-03 Sufentanil/Triazolam Sublingual Tablet is a single, fixed-dose sublingual product candidate designed to be administered by a healthcare professional prior to a painful procedure in a physician’s office. An important advantage of sufentanil and triazolam over other drugs in their classes is their rapid uptake from the sublingual mucosa. Our Phase 2 clinical data showed that administering ARX-03 via sublingual route prior to a procedure results in a rapid onset of mild sedation and reduction in anxiety in 15 to 30 minutes. Sufentanil and triazolam have short half-lives compared to many other agents in the same class of compounds, enabling patients treated with ARX-03 to be discharged immediately following completion of the procedure. The sublingual route of administration avoids the high plasma concentrations associated with IV delivery, thereby obviating the need for specialized personnel and extensive monitoring.

ARX-03 Clinical Program Overview

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

Other Potential Applications for Our Sublingual Tablet Technology

We believe that as a platform technology, the Sublingual Tablet, either as a standalone dosage form or in conjunction with various forms of dispensing mechanisms, has the potential to enable other product candidates utilizing a number of additional compounds to be delivered sublingually to the oral mucosa. There are numerous compounds used for the treatment of pain as well as other therapeutic indications which are dosed in microgram quantities and possess characteristics that we believe make them potential candidates for sublingual delivery via the Sublingual Tablet.

Our Strategy

Our strategy is to develop and commercialize a portfolio of sufentanil sublingual tablet-based products and other products in hospital markets in the United States. We have designed and are developing product candidates that meet clearly defined unmet medical needs, have clearly defined clinical development programs, target large commercial market opportunities and require modestly-sized commercial organizations in the United States. We selectively utilize third party contractors in order to maximize the capital efficiency of our development and commercialization efforts. We plan to enter into partnerships to market our product candidates outside the United States. In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States. We continue to seek partnerships to market Zalviso in markets outside of the Grünenthal territory and the United States.

Zalviso

Zalviso is our lead product candidate and we are seeking FDA approval for the use of Zalviso to treat moderate-to-severe acute pain in the hospital setting. We submitted an NDA for Zalviso in September 2013 and, as mentioned above, the FDA issued a CRL for Zalviso on July 25, 2014. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We plan to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study.

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

ARX-04

ARX-04 is a non-invasive, fast-onset sufentanil sublingual tablet product candidate for treatment of patients with moderate-to-severe acute pain, in medically supervised settings of trauma or injury, such as the emergency room, or for post-operative patients who are transitioning from the operating room to the recovery floor, or who are recovering from either short-stay or ambulatory surgery, and do not require more long-term, patient-controlled analgesia, as well as for battlefield casualty treatment, and by paramedics during patient transport. We plan to initiate our Phase 3 program for ARX-04 by the end of March 2015, and, pending completion of enrollment, we anticipate top-line results from this study in the fourth quarter of 2015.

We have been notified by the Department of Defense that they are preparing a contract to provide partial funding to support further development of ARX-04. We are engaged in the contracting process with the DoD to determine the nature, scope, amount and timing of the contract.

In the first half of 2015, contingent on DoD funding, we plan to initiate our second planned Phase 3 clinical trial, an open-label safety study of patients who present to the emergency room with moderate-to-severe pain due to trauma or injury. We expect top-line data from this trial in the second half of 2015. Approximately 40 patients are planned to be enrolled in this study. Timing of this trial is currently pending finalization of the DoD contract. Should we have delays in such contract negotiations, we may elect to delay this Phase 3 trial beyond the first half of 2015.

Our specific strategy with respect to ARX-04 is to:

•	complete our Phase 3 clinical program and seek regulatory approval in the United States;

•	further expand our relationship with our existing contract manufacturing organizations, or CMOs, for the manufacture of ARX-04;

•	leverage and build upon the targeted hospital-directed sales force we are building for Zalviso in the United States; and

•	seek commercial partnerships for ARX-04 in countries outside of the United States.

Further development of ARX-02 and ARX-03 will depend on the identification of a partner to support these efforts.

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

Prior to FDA approval of Zalviso, we plan to continue to:

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

•	establish advisory boards with anesthesiologists, surgeons, nurses and P&T committees to provide us with input on appropriate commercial positioning for Zalviso for each of these key audiences;

•	build a sales and marketing organization that can define appropriate segmentation and positioning strategies and tactics for Zalviso; and

•	design a post-approval clinical development program.

Assuming FDA approval, we plan to:

•	establish Zalviso on hospital formularies through deployment of an experienced team to explain the clinical and economic benefits of Zalviso in comparison to IV PCA;

•

create and progressively deploy a high-quality, customer focused and experienced sales organization dedicated to bringing innovative, highly-valued healthcare solutions to patients, payors and healthcare providers, including progressively building a targeted hospital-directed sales force of approximately 65 people in the United States;

•	conduct post-approval clinical trials for Zalviso;

•	establish Zalviso as the product of choice for traditional post-operative PCA; and

•	expand the market through deployment of Zalviso for 24-hour stay patients, and other in-hospital acute pain conditions.

Collaborative Arrangements

Grünenthal Collaboration

In December 2013, we announced a commercial collaboration with Grünenthal for Zalviso covering the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals hospices, nursing homes and other medically-supervised settings, or the Field. The collaboration included a License Agreement and a Supply Agreement.

License Agreement. Under the terms of the License Agreement, Grünenthal has the exclusive right to commercialize Zalviso in the Field in the Territory. AcelRx retains control of clinical development, while Grünenthal will be responsible for certain development activities pursuant to a development plan to be agreed between the parties. Grünenthal is exclusively responsible for marketing approval applications and other regulatory filings relating to the sufentanil sublingual tablet drug cartridge for Zalviso in the Field in the Territory, while we are responsible for the CE Mark and other regulatory filings relating to device portions of Zalviso.

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

Under the terms of the License Agreement, we received an upfront cash payment of $30.0 million in December 2013, and in the third quarter of 2014, we received a milestone payment of $5.0 million related to the MAA submission. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. If approved, we are eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Territory. We will be responsible for obtaining and maintaining device regulatory approval in the Territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales. A CE Mark (#611742) for Zalviso was obtained in the fourth quarter 2014 which specifies AcelRx as the device design authority and manufacturer.

Unless earlier terminated, the License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as AcelRx continues to supply Zalviso to Grünenthal. The License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

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

As of December 31, 2014, we are the owner of record of 16 issued U.S. patents, which provide coverage for sufentanil sublingual tablets, the device components of Zalviso and of ARX-02, ARX-03 and ARX-04 Tablet Single Dose Applicator, or SDA. These patents provide coverage through at least 2027. We also hold four issued European patents, each valid in at least six countries in Europe. In addition, we own five patents in Japan, four in China and three in Korea, and a number of other international patents which provide coverage through at least 2027. We are also pursuing a number of U.S. and foreign patent applications. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

We continue to seek and expand our patent protection for both compositions of matter and delivery devices, as well as methods of treatment related to our product candidates. In particular, we are pursuing additional patent protection for our ARX-01, ARX-02, ARX-03 and ARX-04 sufentanil sublingual tablets and sufentanil/triazolam sublingual tablets and formulations, our Zalviso device, the combination of drugs and our Zalviso device, our ARX-02, ARX-03 and ARX-04 SDA, as well as to methods of treatment using such drug and device compositions.

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

Our ACELRX mark is also registered in the European Community, Canada, and India. We have also registered the mark ACCELERATE. INNOVATE. ALLEVIATE. in the United States.

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

The primary competition for Zalviso is the IV PCA pump, which is widely used in the management of moderate-to-severe acute pain in the hospital setting. Leading manufacturers of IV PCA pumps include Hospira Inc. (recently acquired by Pfizer), CareFusion Corporation (recently purchased by Becton Dickinson & Co.), Baxter International Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat moderate-to-severe acute pain are morphine, hydromorphone and fentanyl, all of which are available as generics both from generic product manufacturers as well as from compounding pharmacies. In addition, branded manufacturers (e.g., Hospira, Inc.) sell pre-filled glass syringes of morphine to fit their IV PCA pump systems.

Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. In addition, oral and parenteral opioids administered by the nurse are used to manage moderate-to-severe acute pain in the hospital, available both as branded and generic products. These oral opioids, as well as IV PCA opioids, are often used as part of a multi-modal analgesia approach, which might include, in addition to the opioid, NSAIDs, acetaminophen, gabapentanoids and other pain management modalities, as well as local anesthetic blocks to provide temporary blockage of the pain signal, either as a wound infiltration agent or as a nerve block. These local anesthetic agents such as bupivacaine can also utilize controlled-release formulations such as Pacira’s EXPAREL In addition, Halyard Health, Inc. has developed a medical device, the ON-Q* Pain Relief System, which is a non-narcotic elastomeric pump that automatically and continuously delivers a regulated flow of local anesthetic to a patient’s surgical site or in close proximity to nerves, providing targeted pain relief for up to five days.

Additional potential competitors for Zalviso include products in development, including the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and now under development by The Medicines Company. The Medicines Company has reported that IONSYS has a PDUFA date of April 30, 2015. If approved on this date, IONSYS may be marketed prior to the potential approval of Zalviso which may provide a first-to-market advantage for IONSYS. Cara Therapeutics is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute postoperative pain. In January 2015, Trevena initiated a Phase 2b clinical study of TRV130. Recro Pharma is developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain. Finally, Innocoll is developing XARACOLL, a controlled-release resorbable implant containing bupivacaine, and Durect has been developing POSIDUR, a controlled-release bupivacaine product candidate utilizing Durect’s SABER technology.

Potential Competition for ARX-04

Within the civilian environment, there are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. More specifically, competitors for ARX-04 in the emergency department are likely to include generic injectable intravenous opioids such as morphine, hydromorphone and fentanyl. In this environment, ARX-04 may also compete with other branded non-invasive products such as Eagalet’s SPRIX, Hospira’s DYLOJECT, Pfizers OXECTA, Depomed’s NUCYNTA, BMS’s COMBUNOX, Purdue’s OXYFAST, Endo’s OPANA, or generic oral opioids which have moderate-to-severe acute pain labeling. In the short-stay or ambulatory surgery segment, ARX-04 will likely compete with these products in addition to generic injectable local anesthetics such as bupivacaine, or branded formulations thereof, including Pacira’s EXPAREL. Within the military environment, and in certain civilian settings, ARX-04 competitors may also include intramuscular morphine injections which are marketed by a variety of generic manufacturers.

Potential Competition for ARX-02

We are developing ARX-02, the Sufentanil Sublingual Tablet BTP Management System, for the treatment of breakthrough pain in opioid tolerant patients, with an initial indication in cancer patients. The market for opioids for treatment of cancer breakthrough pain is large and competitive; however, currently there are no sufentanil products approved by the FDA for this indication. Our potential competitors for ARX-02 include products approved in the United States for cancer breakthrough pain, including: ACTIQ and FENTORA, currently manufactured by Teva Pharmaceuticals; Onsolis, currently manufactured by BioDelivery Sciences International, Inc.; Abstral, currently manufactured by ProStrakan Group plc; Lazanda, currently manufactured by Depomed, Inc.; Subsys, currently manufactured by Insys Therapeutics, Inc., as well as products approved in Europe, including Instanyl, currently manufactured by Takeda Pharmaceuticals International GmbH. The active ingredient in all approved products for cancer breakthrough pain is fentanyl. Additional potential competitors for ARX-02 include products in late stage development for cancer breakthrough pain, such as: Fentanyl TAIFUN, currently manufactured by Akela Pharma, Inc.

Potential Competition for ARX-03

We are developing ARX-03, the Sufentanil/Triazolam Sublingual Tablet, for use in diagnostic or therapeutic painful procedures of short duration in a physician’s office. For these procedures, many practitioners rely primarily on local anesthetics injected to the procedural area to reduce the pain of the procedure, and do not use IV sedatives to manage the anxiety of patients because of the cost of having additional trained staff to monitor the patients. Currently, we are not aware of any products on the market which combine an opioid with a benzodiazepine in a single dosage form to manage the anxiety and pain of procedures in a physician’s office. We are not aware of any approved or development stage non-IV sedative/analgesic products that would present competition to ARX-03. In the future, there may be products developed or approved for this market which could directly compete with ARX-03.

Pharmaceutical Manufacturing and Supply

We currently rely on contract manufacturers to produce sufentanil sublingual tablets and sufentanil/triazolam sublingual tablets for our clinical trials under current Good Manufacturing Practices, or cGMP, with oversight by our internal managers. Equipment specific to the pharmaceutical manufacturing process was purchased and customized by us and is currently owned by us. We plan to continue to rely on contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates if and when approved for marketing by the FDA. We currently rely on a single manufacturer for the preclinical and clinical supplies of our drug product for each of our product candidates and do not currently have agreements in place for redundant supply or a second source for any of our product candidates. We have identified other manufacturers that could satisfy our commercial supply and packaging requirements and we continue to evaluate those manufacturers.

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon Pharmaceuticals, Inc., or Patheon, relating to the manufacture of sufentanil sublingual tablets for use with the Zalviso device. Under the terms of the Services Agreement, Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to Zalviso for sale in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. The term of the Services Agreement extends until December 31, 2017, or the Initial Term, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice; provided, however, that the Services Agreement may not be terminated without cause prior to the end of the Initial Term. In addition, we entered into a related Amended and Restated Capital Expenditure and Equipment Agreement, or the Amended Capital Agreement, related to clinical and commercial production of our product candidates. Under the terms of the Amended Capital Agreement, we have made, and may make certain future modifications to Patheon’s Cincinnati facility.

Device Manufacturing and Supply

The device components of Zalviso are manufactured by contract manufacturers, component fabricators and secondary service providers. Suppliers of components, subassemblies and other materials are located in Korea, Japan, Germany, China, Taiwan, Canada and the United States. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up Zalviso. FDA regulations require that materials be produced under cGMPs or Quality System Regulation, or QSR. We outsource injection molding of all the plastic parts for the cartridge and device and product sub-assemblies; tablet cartridge filling and packaging; and assembly, packaging and labeling of the dispenser and controller.

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

ARX-03 and ARX-04 both utilize SDAs in the delivery of the sufentanil/triazolam sublingual tablets and sufentanil sublingual tablets. FDA regulations require that materials be produced under cGMPs or QSR, as required for the respective unit operation within the manufacturing process. We outsource injection molding of all the plastic parts for the SDA, and product sub-assemblies; and filling, packaging and labeling of SDAs.

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

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA issues a Complete Response Letter at the conclusion of its review if the NDA is not yet deemed ready for approval. A Complete Response Letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

If one or more of our product candidates receive regulatory approval, the approval may be limited to specific conditions and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Our product candidates, if approved, will also require Risk Evaluations and Mitigation Strategies, or REMS, which can include a medication guide, patient package insert, a communication plan, elements to assure safe use and implementation system, and must include a timetable for assessment of the REMS. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. In addition, the FDA may require post-approval testing which involves clinical trials designed to further assess a drug product’s safety and effectiveness after the NDA.

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

Drug product manufacturers and other entities involved in the manufacturing and distribution of approved drug products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, packaging, labeling, storage and shipment of the drug product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. In the case of Zalviso, the device component must comply with FDA’s Quality Systems Regulation.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to sell any products outside of the United States. In October 2012, we received notice from the European Medicines Agency, or EMA, that Zalviso was eligible for centralized marketing authorization application, or MAA, in the European Union, or EU. This regulatory procedure, reserved for novel products, biotechnology products and new chemical entities, allows for commercialization across 31 EU and EFTA countries based on approval by EMA. In July 2014, Grünenthal filed an MAA with the EMA under the centralized procedure in the EU for Zalviso for the management of moderate-to-severe acute pain in adult patients in a medically-supervised environment. In addition, since Zalviso is considered a drug-device combination product candidate, conformance to the European Medical Device Directive required Conformite Europeenne, or CE, Mark approval for the Zalviso device to enable commercialization in the EU. In December 2014, we announced that we had received CE Marking for Zalviso. Outside of Europe, the requirements and approval process vary from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Controlled Substances Regulations

Sufentanil, a Schedule II controlled substance, is the active pharmaceutical ingredient in Zalviso, ARX-02, ARX-03 and ARX-04. Triazolam, a Schedule IV controlled substance, is also an active pharmaceutical ingredient in ARX-03. Controlled substances are governed by the Drug Enforcement Administration, or DEA, of the U.S. Department of Justice. The handling of controlled substances and/or drug product by us, our contract manufacturers, analytical laboratories, packagers and distributors, are regulated by the Controlled Substances Act and regulations thereunder.

The Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements are that manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $24.5 million, $26.3 million and $24.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. We plan to incur significant expenditures for the foreseeable future as we seek to continue commercial preparations for Zalviso and development of ARX-04, and subsequently advance the development of ARX-02 and ARX-03 contingent upon additional funding or identification of corporate partnership resources.

Employees

As of December 31, 2014, we employed 50 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since our inception in 2005, we have focused primarily on development of our lead product candidate, ZalvisoTM. Zalviso consists of sufentanil sublingual tablets delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system (together, “Zalviso”). The success of our business depends primarily upon our ability to develop, receive regulatory approval for and commercialize Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting. We have not marketed, distributed or sold any products to date.

Our Phase 3 program for Zalviso consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted a New Drug Application, or NDA, for Zalviso to the U.S. Food and Drug Administration, or FDA, on September 27, 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In September 2014, we held a teleconference with representatives from the FDA to review our proposed response to the Zalviso CRL. We submitted a Briefing Document to the FDA ahead of the teleconference and received preliminary comments from the FDA on the Briefing Document. During the meeting, we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission, including submission of protocols for the bench testing and Human Factors, or HF, studies for their review and comment. In addition, the FDA requested in the minutes of the meeting that we provide a risk assessment that analyzes the risks associated with inadvertent dosing and the rationale that bench testing and HF studies are sufficient to address the specific items included in the CRL. We submitted the protocols and this rationale in the fourth quarter of 2014. In January 2015, we received feedback from the FDA on the protocol and planned analysis of the results of the bench test. No modifications to the conduct of the bench test were necessary; however, in response to the FDA’s request, we refined the planned analysis of the bench test results. In February 2015, we received feedback from the FDA on the HF protocols. In this feedback, the FDA confirmed that the HF studies as proposed were acceptable to evaluate the design changes related to inadvertent dispensing of tablets. In March 2015, we received additional correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We plan to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study. As a result of this most recent FDA communication and the need for clarity with the FDA, resubmission of the NDA for Zalviso is on hold.

As noted above, we plan to hold a meeting with the FDA to discuss the recent correspondence. However, there is no guarantee that we will be granted such a meeting with the FDA and, even if granted, that it will occur on a timely basis. In addition, even if we are able to hold a meeting with the FDA, there is no guarantee that we will achieve clarity with respect to the FDA’s March 2015 request for additional clinical data, or that we will be able to define the nature and scope of an additional clinical study to meet these requests. There is no guarantee that additional work we perform related to Zalviso, including an additional human clinical trial, will be supportive of an NDA resubmission, nor does it guarantee we will be successful in obtaining FDA approval of Zalviso in a timely fashion, if at all. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any approval of the NDA and would require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all.

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

Although we have received CE Mark approval permitting the commercial use of the Zalviso device in the European Union, Grünenthal may never achieve regulatory approval for Zalviso in their licensed territories, including the EU and Australia, in which case, we would not receive development or sales milestones, or product royalties, which could have a material adverse effect on our business.

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.

We have reported positive top-line data from each of our three Zalviso Phase 3 clinical trials, as well as our Phase 2 clinical trial for ARX-04. However, even if we believe that the data from clinical trials is positive, the FDA could analyze our data using alternative strategies and determine that the data from our trials was negative or inconclusive. Negative or inconclusive results of a clinical trial could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results. Any such determination by the FDA would delay the timing of our commercialization plan for Zalviso, or further development of our other product candidates, and adversely affect our business operations. For example, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for Zalviso, which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed pre-commercial trials for Zalviso, and the Phase 2 clinical trial for ARX-04, current and potential future clinical trials, such as with the ARX-04 Phase 3 clinical program, may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso 15mcg sufentanil sublingual tablet dosed 20 minutes apart were equivalent to one sublingual administration of an ARX-04 30mcg sufentanil sublingual tablet. Based on the results of this study, we have proposed the inclusion of approximately 300 patients from the Zalviso clinical program in the ARX-04 safety database to the FDA and we have designed the two Phase 3 ARX-04 trials accordingly. The ARX-04 safety database required by the FDA is 500 patients. We have confirmation from FDA that some of the Zalviso patients can be included in the overall ARX-04 safety database; however, further discussion is needed to determine the exact number of such patients that can be used towards achieving the 500 patient minimum total safety exposure number required for ARX-04. Based on an ongoing pharmacokinetic analysis, we may need to increase enrollment in our planned Phase 3 clinical trial program to meet the FDA’s requested exposure requirements to ARX-04, which could delay the Phase 3 clinical program and increase our clinical trial expenses.

Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in finalizing, or inability to complete, the contract negotiations with DoD for ARX-04 funding;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required institutional review board approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the device components of our product candidates;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment or being delayed in entering data to allow for clinical trial database closure;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

If any future clinical trials are delayed for any of the above reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize and commence sales of our product candidates could be materially harmed, which could have a material adverse effect on our business.

We have never responded to a Complete Response Letter nor resubmitted an NDA. Activities that we undertake to address issues raised in the CRL may be deemed insufficient by the FDA.

We recently completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for an additional clinical study prior to the resubmission of the Zalviso NDA.

In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We plan to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study. As a result of this most recent correspondence, we may require additional funding in order to complete the additional clinical study requested by the FDA for Zalviso. Even if we have appropriate resources to conduct an additional clinical study, there is no guarantee that the study results would address the issues raised by the FDA. We may be unable to obtain additional funding on favorable terms, if at all. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for Zalviso, which would have a material adverse effect on our business and could potentially cause us to cease operations.

If we are able to resubmit an NDA for Zalviso with new clinical data, there is no guarantee that such data will be deemed sufficient by the FDA. In addition, the FDA may evaluate the recent HF studies and bench testing and may have concerns or issues with those protocols and/or their results. While we designed the protocols for bench testing and the Human Factors studies to address the issues raised in the CRL, there is no guarantee that the FDA will deem such protocols and results sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission.

Lastly, even if we believe that the test results from our bench testing and Human Factors studies are positive, and we are able to conduct and achieve positive results from the additional clinical trial the FDA has requested, the FDA may hold a different opinion and deem the results insufficient. The FDA may provide review commentary at any time during the resubmission and review process which could adversely affect or even prevent the approval of Zalviso, which would adversely affect our business. We may not be able to identify appropriate remediations to issues that the FDA may raise, and we may not have sufficient time nor financial resources to conduct future activities to remediate raised issues.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. In our Phase 3 active comparator clinical trial (IAP309), 7.9% of Zalviso-treated patients dropped out of the trial prematurely due to an AE, and we observed one serious adverse event, or SAE, that was assessed as possibly or probably related to Zalviso. In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310), adverse events reported in the trial were generally mild or moderate in nature and similar in both placebo and treatment groups. In addition, one patient in the trial, who was in the sufentanil sublingual tablet group, experienced an SAE, which was determined to be unrelated to the trial drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP311), treatment-emergent adverse events were generally mild-to-moderate in nature and similar for the majority of adverse events between sufentanil sublingual tablet- and placebo-treated patients. Two patients (one each in the sufentanil sublingual tablet group and placebo group) experienced a serious adverse event considered possibly or probably related to the trial drug by the investigator.

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

Zalviso is a combination product candidate with both drug and device components. Zalviso is viewed as a combination product by the FDA, and both drug and device components were required for review as part of our NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as Zalviso. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA. For example, the Zalviso CRL received from the FDA in July 2014 contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We plan to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study. We may be unable to come to an agreement with the FDA on the need, design or objectives of the requested clinical study. Even if we come to an agreement on the design and objectives of the clinical study and are able to complete the clinical study, the FDA may deem the results of the clinical study, as well as bench testing and/or the Human Factors studies inadequate, which could delay or preclude any approval of Zalviso.

We cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.

We cannot commercialize any of our product candidates, including Zalviso, until the appropriate regulatory authorities, such as the FDA or the European Medicines Agency, or EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. We received a CRL for Zalviso on July 25, 2014, which contains requests for additional information on the Zalviso System and requires us to complete additional bench testing and Human Factors studies. In the CRL, the FDA acknowledged that it had not reviewed several of the amendments to the NDA we submitted to the FDA before the CRL was issued. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We plan to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study. Additional delays may result if any of our product candidates is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

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

 Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidates as a result of such inspections. In June 2014, the FDA completed an inspection at our corporate offices. We received a single observation on a Form 483 as a result of the inspection. Although we believe we have adequately addressed this observation in a revised standard operating procedure, we, our contract manufacturers, and their vendors are all subject to preapproval inspections at any time. In addition, in January 2015, the EMA conducted a pre-approval inspection of our Zalviso contract manufacturer’s manufacturing and packaging site, the formal results of which we have not yet received. The results of these inspections could impact our ability to obtain FDA or EMA approval for Zalviso, and, if approved, our ability to launch and successfully commercialize Zalviso.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, we intend to resubmit our NDA seeking approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

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

In order to market any products outside of the United States, we or our collaborators, including Grünenthal in Europe, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. For example, in October 2012, we received notice from the EMA that Zalviso was eligible for centralized European review, and in July 2014, Grünenthal filed a Marketing Authorization Application, or MAA, for Zalviso under the centralized procedure in the EU. In the fourth quarter of 2014, Grünenthal received 120-day questions from the EMA per the EMA’s standard regulatory review process. We have been working with Grünenthal towards the submission of the response to the Day 120 questions. Grünenthal is currently working to complete the response and submit it to the EMA by the end of March 2015. As noted elsewhere, in March 2015, we received correspondence from the FDA stating that an additional clinical study is needed for Zalviso in order to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We do not know what impact, if any, this may have on the EMA’s regulatory review process of the Zalviso MAA. The EMA may at anytime during its review process find issues with the MAA, and may require additional activities and data, including additional clinical trials, in order to support its review of the Zalviso MAA. Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. Our current clinical trial data may not be sufficient to support marketing approval in all territories. In addition, we lack the personnel, expertise and capabilities to gain regulatory approval of our product candidates on a global basis without a collaboration partner. If Zalviso is approved for sale in Europe, we will rely on Grünenthal to commercialize it. While Grünenthal does have products approved in international markets, we do not have any product candidates approved for sales in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. Grünenthal’s experience in international markets does not guarantee regulatory approval or compliance with regulatory requirements in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

Zalviso and our other product candidates will require Risk Evaluation and Mitigation Strategies.

The FDA Amendments Act of 2007 implemented safety-related changes to product labeling and requires the adoption of REMS. Our product candidates, if approved, will require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. While we have received pre-clearance from the FDA regarding certain aspects of the proposed required REMS for Zalviso, we cannot predict the final REMS to be required as part of any FDA approval of Zalviso. Depending on the extent of the REMS requirements, the launch may be delayed, the costs to commercialize Zalviso may increase substantially and the potential commercial market could be restricted. ARX-02, ARX-03 and ARX-04, if approved, will also require REMS programs that may significantly increase our costs to commercialize these product candidates. Furthermore, risks of sufentanil that are not adequately addressed through proposed REMS for our future product candidates, if approved, may also prevent or delay their approval for commercialization.

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

In the United States, the Health Care Reform Law (as defined below) was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. Aspects of the Health Care Reform Law that may impact our business include:

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	a deductible 2.3% excise tax, with limited exceptions, on the sale of certain medical devices by the manufacturer of the device;

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

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•	creation of the Independent Payment Advisory Board which has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2015 and may continue to incur losses for the foreseeable future.

Since our inception in 2005, we have focused primarily on development of our lead product candidate, Zalviso. We have three additional product candidates in development, the Sufentanil Sublingual Tablet BTP Management System, or ARX-02, the Sufentanil/Triazolam Sublingual Tablet, or ARX-03, and Sufentanil Sublingual Single-Dose Acute Pain Tablet, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005, and as of December 31, 2014, we had an accumulated deficit of $178.8 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government grant funding and proceeds from our collaboration with Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we continue our research and development activities for our product candidates, including addressing issues raised by the FDA related to regulatory review of Zalviso, as well as to support manufacturing and supply for potential approval of Zalviso in Europe, in connection with our collaboration with Grünenthal. To date, none of our product candidates have been commercialized, and if Zalviso or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

We have never generated product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We may never generate revenues from sales of Zalviso or our other product candidates in the United States. While we have a collaboration with Grünenthal for potential commercialization of Zalviso in Europe and Australia, we may never achieve the development milestones associated with the collaboration, and Grünenthal may never achieve regulatory approval or recognize commercial sales of Zalviso, for which we would receive sales milestone payments and product royalties. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining and maintaining regulatory approval for Zalviso;

•

launching and commercializing Zalviso, including building or contracting out, a hospital-directed sales force in the United States and collaborating with third parties internationally, including Grünenthal, which may require additional funding; and

•

completing the clinical development of, obtaining regulatory approval for, and launching and commercializing ARX-04, ARX-02 and ARX-03, which may require additional funding or corporate partnership resources.

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

We were incorporated in 2005. Since inception, our operations have been primarily limited to organizing and staffing our company, developing our technology and undertaking pharmaceutical development and clinical trials for our product candidates, and more recently, preparing for the commercialization of Zalviso. We have not yet obtained regulatory approval of any of our product candidates, including Zalviso. Consequently, any predictions that are made about our future success, or viability, or evaluation of our business and prospects, may not be accurate.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, including conductingARX-04 Phase 3 clinical trials, development activities associated with Zalviso to respond to issues raised by the FDA and other research and development activities to advance our product candidates. While we believe we have sufficient capital resources to continue planned operations through at least the first quarter of 2016, we may need additional capital to continue development of Zalviso, ARX-04 and our other product candidates and will need additional capital to potentially pursue commercialization of any of our product candidates.

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete an additional clinical study. Such development activities can be time consuming and costly. Even if we have sufficient resources to complete an additional clinical study for Zalviso, and we may not depending on the size, scope and potential outcome of the trial, regulatory review for Zalviso, and a potential launch of a commercial product is expensive. In addition, commercialization costs for Zalviso in the United States may be significantly higher than estimated. We may experience technical difficulties in our commercialization efforts or otherwise, which could substantially increase the costs of commercialization. Revenues may be lower than expected and accordingly costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. To raise capital, we may seek to sell additional equity or debt securities, monetize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all. Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of, or eliminate, one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

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

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. We drew the first tranche of $15.0 million at the closing of the new credit facility and the second tranche of $10 million on June 16, 2014. We will not have access to the third tranche of up to $15.0 million under the current agreement, as it is conditioned upon FDA approval to market Zalviso in the United States by August 1, 2015. We begin making principal payments in April 2015. The scheduled maturity date is October 1, 2017.

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

We may not secure additional funding from the Department of Defense for advancement ARX-04.

In the latter half of 2014, we were notified by the DoD that we had been offered a contract to provide partial funding to support further development of ARX-04. We intend to initiate our first planned Phase 3 trial for ARX-04 by the end of March 2015, but we have postponed other development activities for ARX-04 until we can finalize contract negotiations with the DoD. While we still anticipate receiving some funding to support ARX-04 from the DoD, we may not receive funding in a timely manner, we may receive funding at a level significantly less than our proposal, or we may not receive funding at all. In addition, even if we receive funding, such funding will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. We currently do not have all such required policies and procedures in place as we have never received a government contract before. Even if we are able to implement all required procedures, the DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the contract. Continued delay from the DoD or lack of ARX-04 supportive funding, may adversely affect our ability to continue to advance the development of ARX-04. For example, the initiation of the second planned Phase 3 trial for ARX-04 is contingent on DoD funding.

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

Manufacture of sufentanil sublingual tablets requires specialized equipment and expertise.

Ethanol, which is used in the manufacturing process for our sufentanil sublingual tablets, is flammable, and sufentanil is a highly potent, Schedule II compound. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil sublingual tablets. There are a limited number of facilities that can accommodate our manufacturing process and we need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one manufacturer to produce our sufentanil sublingual tablets and have not identified a back-up commercial facility to date. Any problems with our existing facility or equipment, including ongoing expansion, may delay or impair our ability to complete our clinical trials or commercialize our product candidates and increase our cost.

Manufacturing issues may arise that could delay or increase costs related to product and regulatory approval, and commercialization.

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

Early development and clinical trial manufacturing of Zalviso was conducted at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at Patheon, Cincinnati. However, we have not yet produced commercial supplies at this facility and we may encounter difficulties in production at the new facility, which may adversely affect our clinical and commercial plans.

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon under which Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to Zalviso for potential sales in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. There is no guarantee that Patheon’s services will be satisfactory or that they will continue to meet the strict regulatory guidelines of the FDA or other regulatory agencies. In addition, in January 2013, we entered into an Amended and Restated Capital Expenditure and Equipment Agreement, or the Amended Capital Agreement, with Patheon, relating to the manufacture of sufentanil sublingual tablets. Under the terms of the Amended Capital Agreement, we have made and may make certain future modifications to Patheon’s Cincinnati facility.

If Patheon cannot provide us with an adequate supply of sufentanil sublingual tablets, we may be required to pursue alternative sources of manufacturing capacity. Switching or adding commercial manufacturing capability can involve substantial cost and require extensive management time and focus, as well as additional regulatory filings. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired commercial timelines, thereby increasing our costs and reducing our ability to generate revenue.

The facilities of any of our future manufacturers of sufentanil-containing sublingual tablets must be approved by the FDA before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process of sufentanil sublingual tablets and are completely dependent on these third party manufacturing partners for compliance with the FDA’s requirements for manufacture. In addition, although our third party manufacturers are well established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for their manufacturing facilities. If the FDA does not approve these facilities for the commercial manufacture of sufentanil sublingual tablets, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approval for Zalviso. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. As mentioned above, the CRL from the FDA contains a request for additional information on the Zalviso System to ensure proper use of the device. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We have made modifications to the design of the Zalviso device subsequent to the original submission of the Zalviso NDA, which we plan to include as a part of any resubmitted NDA. If we are required to further modify the Zalviso device, we may incur higher costs and experience delays in the approval and ultimate commercialization of Zalviso. Furthermore, if the identified changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

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

We utilized contract research organizations, or CROs, for the conduct of our Phase 3 clinical trials of Zalviso, the Phase 2 clinical trial of ARX-04, and our ongoing Phase 3 clinical program for ARX-04. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for Zalviso and our other product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

The degree of market acceptance of Zalviso and our other product candidates, if approved, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the use of Zalviso for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any AEs or SAEs;

•	overcoming the perception of sufentanil as a potentially unsafe drug due to its high potency;

•	limitations or warnings contained in the FDA-approved label for Zalviso;

•	restrictions or limitations placed on Zalviso due to the REMS;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain hospital formulary approval;

•	our ability to obtain and maintain sufficient third party coverage or reimbursement.

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

We have entered into a collaboration with Grünenthal for the commercialization of Zalviso in Europe and Australia and intend to enter into additional strategic partnerships with third parties to commercialize our product candidates outside of the United States. We may also consider the option to enter into strategic partnerships for our product candidates in the United States. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document.

We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our strategy for Zalviso is to develop a hospital-directed sales force to promote the product to healthcare professionals in the United States. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of Zalviso or our other product candidates, if approved, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of Zalviso or our product candidates, if approved, to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, if approved, our ability to generate revenues from product sales will be adversely affected.

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

If any of our product candidates, including Zalviso, are approved for commercialization, we intend to enter into agreements with third parties to market our product candidates outside the United States, which may require us to supply products to the third party such as our existing collaboration with Grünenthal for marketing Zalviso in European countries and Australia. We may be subject to additional risks related to entering into international business relationships, including:

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

The market for Zalviso and our other product candidates is characterized by intense competition and cost pressure. If our product candidates obtain FDA approval, they will compete with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. We or our current and potential partners will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies.

We believe that Zalviso would compete with a number of opioid-based and non-opioid based treatment options that are currently available, as well as some products that are in development. The hospital market for opioids for moderate-to-severe acute pain is large and competitive. The primary competition for Zalviso is the IV PCA pump, which is widely used in the moderate-to-severe acute pain in the hospital setting. Leading manufacturers of IV PCA pumps include Hospira Inc. (recently acquired by Pfizer), CareFusion Corporation (recently purchased by Becton Dickinson & Co.), Baxter International Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat moderate-to-severe acute pain are morphine, hydromorphone and fentanyl, all of which are available as generics both from generic product manufacturers as well as from compounding pharmacies. In addition, branded manufacturers (e.g., Hospira, Inc.) sell pre-filled glass syringes of morphine to fit their IV PCA pump systems.

Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. In addition, oral and parenteral opioids administered by the nurse are used to manage moderate-to-severe acute pain in the hospital, available both as branded and generic products. These oral opioids, as well as IV PCA opioids, are often used as part of a multi-modal analgesia approach, which might include, in addition to the opioid, NSAIDs, acetaminophen, gabapentanoids and other pain management modalities, as well as local anesthetic blocks to provide temporary blockage of the pain signal, either as a wound infiltration agent or as a nerve block. These local anesthetic agents such as bupivacaine can also utilize controlled-release formulations such as Pacira’s EXPAREL. In addition, Halyard Health, Inc. has developed a medical device, the ON-Q* Pain Relief System, which is a non-narcotic elastomeric pump that automatically and continuously delivers a regulated flow of local anesthetic to a patient’s surgical site or in close proximity to nerves, providing targeted pain relief for up to five days. Additional potential competitors for Zalviso include products in development, including the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and currently under development by The Medicines Company. The Medicines Company has reported that IONSYS has a PDUFA date of April 30, 2015. If approved on this date, IONSYS may be marketed prior to the potential approval of Zalviso which may provide a first-to-market advantage for IONSYS. Cara Therapeutics is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute postoperative pain. In January 2015, Trevena initiated a Phase 2b clinical study of TRV130. Recro Pharma is developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain. Finally, Innocoll is developing XARACOLL a controlled-release resorbable implant containing bupivacaine, and Durect has been developing POSIDUR, a controlled-release bupivacaine product candidate utilizing Durect’s SABER technology.

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

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. More specifically, competitors for ARX-04 in the emergency department are likely to include generic injectable intravenous opioids such as morphine, hydromorphone and fentanyl. In this environment, ARX-04 may also compete with other branded non-invasive products such as Eagalet’s SPRIX, Hospira’s DYLOJECT, Pfizers OXECTA, Depomed’s NUCYNTA, BMS’s COMBUNOX, Purdue’s OXYFAST, Endo’s OPANA, or generic oral opioids which have moderate to severe acute pain labeling. In the short-stay or ambulatory surgery segment, ARX-04 will likely compete with these products in addition to generic injectable local anesthetics such as bupivacaine, or branded formulations thereof, including Pacira’s EXPAREL. Within the military environment, and in certain civilian settings, ARX-04 competitors may also include intramuscular morphine injections which are marketed by a variety of generic manufacturers.

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

Hospital formulary approval may not be available, or could be subject to certain restrictions for Zalviso and our other product candidates, which could make it difficult for us to sell our products profitably.

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell our products into our target markets. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approval, we may need to complete evaluation programs whereby Zalviso is used on a limited basis for certain patient types. Hospitals may seek to obtain Zalviso devices at little or no cost during this evaluation period. Revenue generated from these hospitals during the evaluation period would be minimal. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approval of Zalviso. Further, even successful formulary approval may be subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approval for Zalviso would materially adversely affect our ability to attain or sustain profitable operations.

Coverage and adequate reimbursement may not be available for Zalviso and our other product candidates, if approved, which could make it difficult for us, or our partners, to sell our products profitably.

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

If we are unable to establish relationships with group purchasing organizations any future revenues or future profitability could be jeopardized.

Many end-users of pharmaceutical products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of a small number of GPOs, if Zalviso is approved by the FDA. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to establish or maintain our GPO relationships, sales of our products and revenue could be negatively impacted.

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

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers have applied annually for a quota on our behalf. We will need significantly greater amounts of sufentanil to implement our commercialization plans for any of our products that may be approved by the FDA in the future, including Zalviso. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development of any of our product candidates or the commercial sale of any approved products. For example, recently, the DEA has denied our Zalviso contract manufacturer the commercial portion of our sufentanil quota. While it is common DEA practice to deny commercial quotas for product candidates not yet approved by the FDA, and we will request commercial quota as we approach FDA approval, there is no guarantee that we will receive such quota in a timely manner or sufficient quantity, which could delay our Zalviso commercial launch. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical trials, or delays in the regulatory approval process, may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives. On November 5, 2014, we announced that the Board of Directors has initiated a search to replace Richard King, our President and Chief Executive Officer. On December 15, 2014, we entered into a separation agreement with Mr. King, under the terms of which Mr. King will remain employed with AcelRx in his current position of CEO, until the earliest to occur of the following events: (i) the date that we hire a new Chief Executive Officer; or (ii) the Board requests his resignation; or (iii) March 31, 2015. Mr. King is currently serving as the Chief Commercial Officer as well. While Mr. King has agreed to continue as the President and Chief Executive Officer as per the terms of the separation agreement, and will continue to fill the Chief Commercial Officer role, there can be no assurance that a replacement will be found on a timely basis, or at all. Our inability to find a suitable replacement may have a detrimental impact on the organization and impede the progress of our research, development and commercialization objectives.

In the future, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2014, we had 50 full-time employees. As our product candidates mature and approach potential commercialization, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, financial and other resources and to hire more consultants and contractors. Current and future growth impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of December 31, 2014, we are the owner of record of 37 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and platform technology. These issued patents are expected to provide coverage through 2027 – 2030.

In addition, we are pursuing a number of U.S. non-provisional patent applications and foreign national applications directed to our product candidates. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

Our commercial success will depend in part on successfully defending our current patents against third party challenges and expanding our existing patent portfolio to provide additional layers of patent protection, as well as extending patent protection. There can be no assurance that we will be successful in defending our existing and future patents against third party challenges, or that our pending patent applications will result in additional issued patents.

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

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. The pharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office has developed new regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, that became effective March 16, 2013. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Further, if any patent license we obtain is deemed invalid and/or unenforceable, it could impact our ability to commercialize or partner our technology.

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

We have registered our ACELRX mark in the United States, Canada, the European Union and India. We have also registered the mark ACCELERATE. INNOVATE. ALLEVIATE. in the United States. We have additionally applied for registration of our ZALVISO mark in the United States on an intent-to-use basis and that application has been allowed. In early 2014, the FDA accepted the ZALVISO mark as part of the NDA review process. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.

Since our initial public offering, or IPO, in February 2011, the trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, our stock price declined by more than 40% on July 28, 2014, the first trading day following the announcement of the receipt of the CRL from the FDA. In addition, our stock price dropped by 37% on March 9, 2015, the day we announced the correspondence we received from the FDA requesting an additional clinical study for Zalviso. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Historically, our common stock has thinly traded, and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the years ended December 31, 2014 and December 31, 2013, was approximately 700,000 and 540,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, as well as the information and reporting requirements of the Exchange Act and other federal securities laws, and rules subsequently implemented by the SEC and NASDAQ, have imposed various requirements on public companies. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, the Dodd-Frank Act, and regulations promulgated under these statutes, are significant. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx specific events, such as receipt of a CRL, negative clinical results, or other negative feedback from the FDA or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs.

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against us and certain of our current and former officers. The complaint alleges that between December 2, 2013 and September 25, 2014, we and certain of our officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to our lead drug candidate, Zalviso. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 1, 2014, three purported shareholders filed motions to appoint lead plaintiff and to appoint lead counsel. On February 24, 2015, the court issued an order appointing the lead plaintiff and lead counsel in the matter. Lead Plaintiff has until April 10, 2015 to file an amended complaint. The last day for us to respond to the amended complaint is May 26, 2015. This lawsuit and any future related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could adversely affect our business. Further, any negative outcome from such lawsuit could result in payments of monetary damages, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 25,893 square feet of office and laboratory space in Redwood City, California under an agreement that expires in January 2018. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against AcelRx and certain of our current and former officers. The complaint alleges that between December 2, 2013 and September 25, 2014, AcelRx and certain of our officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to our lead drug candidate, Zalviso. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 1, 2014, three purported shareholders filed motions to appoint lead plaintiff and to appoint lead counsel. On February 24, 2015, the court issued an order appointing the lead plaintiff and lead counsel in the matter. Lead Plaintiff has until April 10, 2015 to file an amended complaint. The last day for the Company to respond to the amended complaint is May 26, 2015. We believe that we have meritorious defenses and intend to defend against this lawsuit vigorously.

This lawsuit and any future related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could adversely affect our business. Further, any negative outcome from such lawsuit could result in payments of monetary damages, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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
Global Market:

	Price
	High	Low
Year ended 2014
Fourth Quarter	$7.46	$5.22
Third Quarter	$11.65	$5.27
Second Quarter	$12.35	$8.13
First Quarter	$13.64	$9.91
Year ended 2013
Fourth Quarter	$11.35	$6.04
Third Quarter	$13.50	$8.94
Second Quarter	$10.59	$4.66
First Quarter	$5.97	$4.12

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

Holders of Record

As of January 31, 2015, there were 16 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue:
Collaboration agreement	$5,217	$27,370	$—	$—	$—
Research grant	—	2,132	2,394	1,072	—
Total revenue	5,217	29,502	2,394	1,072	—
Operating Expenses:
Research and development	$24,520	$26,292	$24,908	$13,624	$8,193
General and administrative	18,346	9,877	7,199	6,800	3,993
Total operating expenses	42,866	36,169	32,107	20,424	12,186
Loss from operations	(37,649)	(6,667)	(29,713)	(19,352)	(12,186)
Interest expense	(2,639)	(1,518)	(2,283)	(2,309)	(1,397)
Interest income and other income (expense), net	6,935	(15,241)	(1,367)	1,560	(761)
Net loss	$(33,353)	$(23,426)	$(33,363)	$(20,101)	$(14,344)
Net loss per share of common stock, basic	$(0.77)	$(0.59)	$(1.51)	$(1.16)	$(21.84)
Shares used in computing net loss per share of common stock, basic	43,427,111	39,746,678	22,124,637	17,344,727	656,650
Net loss per share of common stock, diluted – see Note 11	$(0.91)	$(0.59)	$(1.51)	$(1.16)	$(21.84)
Shares used in computing net loss per share of common stock, diluted	44,322,297	39,746,678	22,124,637	17,344,727	656,650

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$75,350	$103,663	$59,763	$35,785	$3,682
Working capital (deficit)	62,567	97,692	47,435	30,301	(7,632)
Total assets	86,447	110,031	64,520	40,835	6,830
Total debt, net, including convertible notes	24,905	14,364	15,973	19,079	12,009
PIPE warrant liability	5,577	13,111	7,418	—	—
Convertible preferred stock warrant liability	—	—	—	—	2,529
Convertible preferred stock	—	—	—	—	55,941
Total stockholders’ equity (deficit)	46,656	73,159	33,847	17,468	(65,892)

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. Our lead product candidate is ZalvisoTM, formerly known as ARX-01. Zalviso is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. Zalviso consists of sufentanil sublingual tablets delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system (together, “Zalviso”).

On July 25, 2014, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, for our New Drug Application, or NDA, for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In the third quarter of 2014, we held a Type A meeting with the FDA to discuss the Zalviso CRL received in July. During the meeting we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission. In advance of resubmitting our Zalviso NDA, we agreed with the FDA to submit protocols for the bench testing and Human Factors, or HF, studies for their review and comment. In addition, the FDA requested in the minutes of the meeting that we provide a risk assessment that analyzes the risks associated with inadvertent dosing and the rationale that bench testing and HF studies are sufficient to address the specific items included in the CRL. We submitted the protocols and this rationale in the fourth quarter of 2014. In January 2015, we received feedback from the FDA on the protocol and the planned analysis of the results of the bench test. No modifications to the conduct of the bench test were necessary; however, in response to the FDA’s request, we refined the planned analysis of the bench test results. In February 2015, we received feedback from the FDA on the HF protocols. In this feedback, the FDA confirmed that the HF studies as proposed were acceptable to evaluate the design changes related to inadvertent dispensing of tablets. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We plan to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study. As a result of this most recent FDA communication and the need for clarity with the FDA, the resubmission of the Zalviso NDA is on hold. We will provide an update on the timing of the resubmission of the Zalviso NDA after we obtain more information from the FDA. The FDA has precleared certain aspects of our proposed Risk Evaluation and Mitigation Strategy, or REMS, and indicated that they will continue discussion of our proposed REMS after the Zalviso NDA has been resubmitted.

Zalviso

Zalviso is an investigational, pre-programmed, non-invasive, system to allow hospital patients with moderate-to-severe acute pain to self-dose with sufentanil sublingual tablets to manage their pain. Zalviso is designed to help address certain problems associated with post-operative intravenous patient-controlled analgesia, by offering:

•

A high therapeutic index opioid: Zalviso uses sufentanil, an opioid that has a high therapeutic index. The therapeutic index is the ratio of the effective dose versus the lethal dose. In animal studies, the therapeutic index for sufentanil was approximately 100 times larger than fentanyl and 300 times larger than morphine.

•

A non-invasive route of delivery: Zalviso utilizes a sufentanil tablet which allows for a sublingual (under the tongue) route of delivery. Sufentanil is highly lipophilic which provides for rapid absorption in the fatty cells (or mucosal tissue) found under the tongue, and for rapid transit across the blood-brain barrier to reach the mu-opioid receptors in the brain. The sublingual delivery used by Zalviso provides rapid onset of analgesia. The sublingual delivery system also eliminates the risk of IV-related analgesic gaps and IV complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV PCA infusion pump through IV tubing, Zalviso allows for ease of patient mobility.

•	A simple, pre-programmed PCA solution: Zalviso allows patients to self-dose sufentanil sublingual tablets via a pre-programmed, secure system designed to eliminate the risk of programming errors.

We submitted an NDA for Zalviso in September 2013 and, in December 2013 we announced that the FDA accepted for filing the Zalviso NDA. As mentioned above, the FDA issued a CRL for Zalviso on July 25, 2014. As mentioned above, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We plan to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study.

ARX-04

We are also developing a Sufentanil Sublingual Single-Dose Tablet, or ARX-04, for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings of acute pain, such as in the emergency room, or for post-operative patients who are transitioning from the operating room to the recovery floor, or who are recovering from either short-stay or ambulatory surgery, and do not require more long-term patient-controlled analgesia, as well as for battlefield casualty treatment, and by paramedics during patient transport. In December 2013, we completed an End-of-Phase 2 Meeting with the FDA to identify a Phase 3 program pathway forward for evaluation of ARX-04. We plan to initiate a pivotal Phase 3 trial for ARX-04 in patients with post-operative pain following abdominal surgery by the end of March 2015. Pending completion of enrollment, we anticipate data from this study in the fourth quarter of 2015.

We have also been notified by the Department of Defense, or DoD, that they are preparing a contract to provide partial funding to support further development of ARX-04. We are currently engaged in the contracting process with the DoD to determine the nature, scope, amount and timing of the contract. As noted above, we plan to initiate a Phase 3 trial by the end of March 2015 so as to not sustain additional delays in the development of ARX-04 while we continue contract negotiations with the DoD. We believe the DoD can be supportive of key aspects of the continued development of ARX-04 but we do not currently have a timeline by which we may receive funding.

In the first half of 2015, contingent on DoD funding, we plan to initiate our second planned Phase 3 clinical trial, an open-label safety study of patients who present to the emergency room with moderate-to-severe pain due to trauma or injury. We expect top-line data from this trial in the second half of 2015. Approximately 40 patients are planned to be enrolled in this study. Timing of this trial is currently pending finalization of the DoD contract. Should we have delays in such contract negotiations, we may elect to delay this Phase 3 trial beyond the first half of 2015.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development activities and pre-commercialization activities. As we pursue development of our product candidates, including regulatory review and potential commercial development, subject to FDA approval, of our product candidates, we expect the business aspects of our company to become more complex. In the future, we plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of Zalviso, our lead product candidate. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

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

As mentioned above, we have been notified by the DoD that we have been offered a contract to provide partial funding to support further development of ARX-04. We are currently engaged in the contracting process with the DoD to determine the nature, scope, amount and timing of the contract.

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

Our net losses were $33.4 million and $23.4 million during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had an accumulated deficit of $178.8 million. As of December 31, 2014, we had cash, cash equivalents and investments totaling $75.4 million compared to $103.7 million as of December 31, 2013.

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The Amended Loan Agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Original Loan Agreement with Hercules. On June 16, 2014, we borrowed the second tranche of $10.0 million. On September 24, 2014, we entered into an amendment, or the Amendment, to the Amended Loan Agreement with Hercules. The Amendment extends the time period under which we can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to our obtaining approval for Zalviso from the FDA. We do not believe we will receive FDA approval of Zalviso by August 1, 2015 and as such, will not have access to the third tranche under the current agreement. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement are interest only until April 1, 2015 followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2017, or the Loan Maturity Date. In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property.

As of December 31, 2014, the outstanding principal owed to Hercules was $25.0 million.

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

Under the terms of the agreement with Grünenthal, we received an upfront cash payment of $30.0 million in December 2013, and in the third quarter of 2014, we received a milestone payment of $5.0 million related to the Marketing Authorization Application, or MAA submission to the European Medicines Agency, or EMA. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. If approved, we are eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($171.5 million). Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

In July 2014, Grünenthal filed an MAA with the EMA under the centralized procedure in the European Union, or EU, for Zalviso for the management of moderate-to-severe acute pain in adult patients in a medically-supervised environment. In the fourth quarter of 2014, Grünenthal received 120-day questions from the EMA per the EMA’s standard regulatory review process. We have been working with Grunenthal towards the submission of the response to the 120-day questions. Grunenthal is currently working to complete the response and submit it to the EMA by the end of March 2015. Assuming the EMA accepts this filing, we anticipate a Committee for Medicinal Products for Human Use, or CHMP, opinion in the summer of 2015 and a final decision by the EMA in the fall of 2015.

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

Revenue Recognition

We recognize revenue when all of the following four basic revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

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

We account for multiple-element arrangements, such as license and commercialization agreements in which a customer may purchase several deliverables, in accordance with ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements, or ASC 605-25. We evaluate if the deliverables in the arrangement represent separate units of accounting. In determining the units of accounting, we evaluate certain criteria, including whether the deliverables have value to our customers on a stand-alone basis. Factors considered in this determination include whether the deliverable is proprietary to us, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items, and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting.

For revenue agreements with multiple-element arrangements, such as the collaboration and license agreement with Grünenthal, we allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price. If neither exists we use best estimated selling price, or BESP, for that deliverable. Revenue allocated is then recognized when the four basic revenue recognition criteria, mentioned above, are met for each element.

Additionally, we recognize milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Royalty revenues are generally recognized when earned and collectability of the related royalty payment is reasonably assured.

We recognize cost reimbursement revenue under agreements, including our grant agreement with the USAMRMC, as the related research and development costs for services are rendered.

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

To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Estimates of expected life are primarily determined using the simplified method in accordance with guidance provided by the Securities and Exchange Commission, or SEC. Volatility is derived from historical volatilities of several public companies within our industry that are deemed to be comparable to our business because we do not have sufficient history on the volatility of our common stock relative to our expected life assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value share based awards granted in future periods. Further, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If factors change and different assumptions are employed in determining the fair value of stock based awards, the stock based compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

Liabilities Associated with Warrants

Warrants to Purchase Common Stock

In connection with the private placement equity financing in June 2012, or PIPE, we issued PIPE warrants to purchase up to 2,630,103 shares of common stock. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of AcelRx or if a person or group shall become the owner of 50% of our issued and outstanding common stock, which is outside of our control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants are recorded as a liability at fair value at the end of each reporting period, as determined by the Black-Scholes option-pricing model and changes to the fair value are recorded in interest income and other income (expense), net. The inputs for the Black-Scholes option-pricing model include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of our peers and the risk-free rate corresponding to the expected term of the PIPE warrants. These inputs are subjective and generally require significant analysis and judgment to develop. Changes to the inputs could significantly impact the estimated fair value of the PIPE warrants, and since issuance of the PIPE warrants through December 31, 2014, changes in our stock price have had a significant impact to the estimated fair value of the PIPE warrants.

Warrants to Purchase Convertible Preferred Stock

Freestanding warrants to purchase shares of our convertible preferred stock were classified as liabilities on our balance sheets at fair value because the warrants could have conditionally obligated us to redeem the underlying convertible preferred stock. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of interest income and other income (expense), net, in the statements of comprehensive loss. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option-pricing model. We used assumptions to estimate the fair value of the warrants including the remaining contractual terms of the warrants, risk-free interest rates, expected dividend yields and the fair value and expected volatility of the underlying stock. These assumptions were subjective and the fair value of the warrants to purchase convertible preferred stock could have differed significantly had we used different assumptions.

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

Years Ended December 31, 2014, 2013 and 2012

Revenue

To date, we have not generated any commercial product revenue. We do not expect to receive any commercial sales revenue from any product candidates that we develop until we, or our collaborators, obtain regulatory approval and commercialize our products.

During the year ended December 31, 2014, we recognized $4.6 million in revenue under our collaboration agreement with Grünenthal related to the MAA submission. In addition, we recognized $0.6 million of previously deferred revenue related to research and development services and our obligation to participate in the joint steering committee under the collaboration agreement during the year ended December 31, 2014. During the year ended December 31, 2013, we recognized $27.4 million in revenue attributable to the Grünenthal license.

Revenue for the year ended December 31, 2014 was $5.2 million, related to our collaboration agreement with Grünenthal. Revenue for the year ended December 31, 2013 was $29.5 million, $27.4 million of which related to our collaboration with Grünenthal and $2.1 million related to our grant with the USAMRMC. Revenue for the year ended December 31, 2012 was $2.4 million, and was generated from our grant from the USAMRMC.

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

Under the terms of the agreement, we received an upfront cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. If approved, we are eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales. A CE Mark (#611742) for Zalviso was obtained in the fourth quarter 2014 which specifies AcelRx as the device design authority and manufacturer.

Research Grant

In May 2011, we received a grant award of $5.6 million from the USAMRMC for the development of ARX-04, a sufentanil sublingual tablet for the treatment of moderate-to-severe acute pain. Revenue related to this grant award was recognized as the related research and development expenses were incurred. As of December 31, 2013, we had completed all grant-supported research and development activities and the $5.6 million grant had been recognized in full.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We will incur substantial future expenditures as we seek to continue development of Zalviso, including activities to address issues raised by the FDA during their regulatory review process, as well as activities associated with potential preparation for commercialization of Zalviso, should we receive approval from the FDA. In addition, we plan to continue to incur significant research and development expenses, including the expenses associated with the continued development of ARX-04. We do not plan to continue development of ARX-02 and ARX-03, unless additional funding or corporate partnership resources are available to support these programs.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the years ended December 31, 2014, 2013 and 2012
(in thousands):

	Years Ended December 31,
	2014	2013	2012
Zalviso(formerly ARX-01)	$10,638	$16,009	$17,100
ARX-04	3,068	1,957	1,547
Overhead	10,814	8,326	6,261

Total research and development expenses	$24,520	$26,292	$24,908

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

Total research and development expenses for years ended December 31, 2014, 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
Research and development expenses	$24,520	$26,292	$24,908	$(1,772)	$1,384	(7)%	6%

The $1.8 million decrease in research and development expenses during the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily attributable to a $5.4 million decrease related to our Zalviso Phase 3 clinical program conducted primarily in 2013, partially offset by an increase of $1.1 million related to our ARX-04 development program as we prepared for the Phase 3 clinical program and an increase of $2.5 million in overhead expenses, primarily due to increased personnel-related expenses, including stock-based compensation, primarily related to an increase in headcount to support continued development of Zalviso and ARX-04.

The $1.4 million increase during the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily attributable to an increase of $2.1 million in headcount-related expenses, including bonus and stock-based compensation, due to an increase in headcount and a rising stock price, which created higher stock-based compensation expense. In addition, expenses related to ARX-04 increased $0.4 million due primarily to Phase 2 clinical trial expenses, which was completed in February 2013, and ongoing pharmaceutical development work. These increases were partially offset by a $1.1 million decrease in expenses related to our Zalviso development program, as we had completed one of the three Phase 3 trials in 2012 and completed the second and third Phase 3 trials, which were initiated in 2012, by mid-2013.

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

Total general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2013 vs. 2012
General and administrative expenses	$18,346	$9,877	$7,199	$8,469	$2,678	86%	37%

The $8.5 million increase in general and administrative expenses during the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to a $3.7 million increase in market research and use of outside services, primarily related to market research activities for Zalviso, and an increase of $4.8 million, primarily in headcount-related expenses, including recruiting efforts, to support organizational growth for the potential commercialization of Zalviso, and consulting and other professional services fees.

The $2.7 million increase during the year ended December 31, 2013 was primarily due to an increase in consulting/outside services of $1.4 million, primarily related to market research activities for Zalviso, an increase of $1.1 million in headcount-related expenses, primarily due to stock-based compensation expense as a result of an increasing stock price, and other corporate-related expenses.

Interest Expense

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Total interest expense for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)	Percentage Increase/ (Decrease)	Percentage Increase/ (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014 vs. 2013	2014 vs. 2013
Interest expense	$2,639	$1,518	$2,283	$1,121	$(765)	74%	(34)%

The $1.1 million increase in interest expense pertains to interest on our Amended Loan Agreement with Hercules, entered into in December 2013, which amended and restated the Original Loan Agreement. The overall debt facility was increased from $20 million to $40.0 million, $25.0 million of which was outstanding as of December 31, 2014, and the maturity was extended to October 1, 2017. On June 16, 2014, we borrowed the second tranche of $10.0 million. As a result, the amount of interest expense incurred during the year ended December 31, 2014, increased significantly as compared to the year ended December 31, 2013.

The $0.8 million decrease in interest expense during the year ended December 31, 2013, as compared to the year ended December 31, 2012, was due to a lower portion of our monthly payments attributable to interest due to the continued maturity of our Original Loan Agreement with Hercules, which was scheduled to mature on December 1, 2014. As mentioned above, the loan agreement was amended with Hercules in December 2013. In December 2013, we drew the first tranche of $15.0 million and used a portion of the proceeds to pay down the remaining principal and accrued interest on the Original Loan Agreement with Hercules, which was $8.6 million.

Interest and other income (expense), net

Interest income and other income (expense), net, during the years ended December 31, 2014, 2013 and 2012 consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012. During the year ended December 31, 2013, we also recorded a loss of $1.2 million associated with extinguishment of our original loan agreement with Hercules, which we entered into in 2011, and amended in December 2013. Total interest income and other income (expense), net for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands, except percentages):

	Years Ended December 31,			Increase/ (Decrease)	Increase/ (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Interest and other income (expense), net	$6,935	$(15,241)	$(1,367)	$(22,176)	$13,874

The decrease in interest income and other income (expense), net, during the year ended December 31, 2014, as compared to the year ended December 31, 2013, of $22.2 million was primarily attributable to fewer PIPE warrants outstanding at December 31, 2014, compared to December 31, 2013, and a decrease in our stock price during the year ended December 31, 2014 as compared to a significant increase in our stock price during the year ended December 31, 2013, which is the primary driver in the Black-Scholes valuation model used to estimate the fair value of the PIPE warrants.

The $13.9 million increase in interest and other income (expense), net, during the year ended December 31, 2013 was primarily attributable to the increase in the fair value of our PIPE warrants, which was recorded as an expense. The primary determinant of this expense was an increase in share price during 2013 and its resulting impact on the Black-Scholes valuation of these warrants. In addition, we recorded a $1.2 million loss related to entering into the Amended Loan Agreement with Hercules. This transaction, under generally accepted accounting principles, was considered an extinguishment of the original Hercules debt arrangement.

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

As of December 31, 2014, we had cash, cash equivalents and investments totaling $75.4 million compared to $103.7 million as of December 31, 2013. The decrease was primarily attributable to cash required to fund our continuing operations, as we continue our research, development and pre-commercialization activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first quarter of 2016, excluding any potential proceeds from sales or milestones associated with our collaboration with Grünenthal, additional financings or other corporate partnerships. While we believe we have sufficient capital to meet our operational requirements through at least the first quarter of 2016, our expectations may change depending on a number of factors. For example, based on potential future discussion with the FDA regarding an additional clinical study for Zalviso, the FDA may indicate a scope or design of clinical trial that is beyond what our current and estimated future capital resources can support. In addition, completion of the ARX-04 development program is contingent on future funding from the DoD. We do have sufficient resources to initiate and complete our pivotal Phase 3 trial for ARX-04 and we intend to initiate this trial by the end of the quarter ending March 31, 2015. Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Asia and Latin America. Under the terms of the agreement, we received an upfront cash payment of $30.0 million, and a milestone payment of $5.0 million related to the MAA submission, which occurred in July 2014. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. If approved, we are eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements.  Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Original Loan Agreement with Hercules. On June 16, 2014, we borrowed the second tranche of $10.0 million, which we plan to provide additional funding for the commercialization of Zalviso, as a potential source of funding for clinical trials for other development programs in our pipeline and for general corporate purposes. On September 24, 2014, we entered into an amendment, or the Amendment, to the Amended Loan Agreement with Hercules. The Amendment extends the time period under which we can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to obtaining approval for Zalviso from the FDA. We do not believe we will receive FDA approval of Zalviso by August 1, 2015 and as such, will not have access to the third tranche under the current agreement.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, money market funds and time deposits. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(34,456)	$(487)	$(24,582)
Net cash (used in) provided by investing activities	(5,776)	(6,920)	14,955
Net cash provided by financing activities	11,869	47,876	49,765

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

Cash used in operating activities of $34.5 million during the year ended December 31, 2014, reflected a net loss of $33.4 million, partially offset by aggregate non-cash charges of $1.1 million. Non-cash charges included $4.4 million for stock-based compensation, partially offset by $7.0 million for the change in fair value of our PIPE warrant liability and contingent put liability.

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

During the year ended December 31, 2014, cash used in investing activities of $5.8 million was primarily as a result of $17.4 million for purchases of investments and $5.5 million for purchases of property and equipment, partially offset by $17.2 million in proceeds from maturity of investments.

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

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of December 31, 2014, we had outstanding debt of $25.0 million, net of $0.1 million in unamortized debt discounts.

During the year ended December 31, 2014, cash provided by financing activities of $11.9 million was primarily due to the drawdown of the second tranche of the Hercules debt of $10.0 million.

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

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including continued development of Zalviso, ARX-04 and the potential commercialization of our product candidates, if approved. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first quarter of 2016. Our current operating plan includes the continued development of ARX-04, specifically initiation and completion of the pivotal Phase 3 clinical trial. These assumptions may change as a result of many factors. For example, we plan to meet with the FDA to understand the scope and design of the requested additional clinical study for Zalviso. The outcome of such discussion with the FDA will likely have a material impact to our operating spend. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous forward looking factors, including but not limited to the following:

•	the outcome, timing and cost of regulatory approvals;

•	expenditures related to the activities required in support of our resubmission of the Zalviso NDA, including an additional clinical study for Zalviso;

•	expenditures related to our commercialization preparation of Zalviso;

•	future manufacturing, selling and marketing costs related to Zalviso, if the product candidate is approved for marketing, including our contractual obligations to Grünenthal;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with the pending securities lawsuit, as well as any other litigation.

We will need substantial funds to:

•	commercialize any products we market, including Zalviso, if approved;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates; and

•	conduct research and development programs.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities, monetization of current and future assets, issuance of debt or debt-like securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•	significantly curtail commercialization or development efforts of our product candidates or other operations;

•	obtain funds through entering into collaboration agreements on unattractive terms; and/or

•	delay, postpone or terminate planned clinical trials.

Contractual Obligations

The following table and disclosure summarizes our outstanding contractual obligations and commitments as of December 31, 2014 (in thousands):

	Payment by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years
Operating Lease(1)	$2,199	$683	$1,516
Principal Payments on Long-Term Debt (2)	25,000	6,885	18,115
Interest Payments on Long-Term Debt	3,676	2,097	1,579
Total	$30,875	$9,665	$21,210

(1)	Operating lease includes base rent for facilities we occupy in Redwood City, California.
(2)	The loan and security agreement with Hercules also includes a $1.7 million balloon payment due on maturity of the loan, October 1, 2017, and is not included in the table above.

Patheon

In January 2013, we entered into a Services Agreement with Patheon Pharmaceuticals, Inc., or Patheon, relating to the manufacture of sufentanil sublingual tablets, for use with Zalviso. Under the terms of the Services Agreement, we have agreed to purchase, subject to Patheon’s continued material compliance with the terms of the Services Agreement, all of our sufentanil sublingual tablet requirements for the United States, Canada and Mexico from Patheon during the Initial Term of the Services Agreement (as defined below), and at least eighty percent (80%) of its sufentanil sublingual tablet requirements for such territories after the Initial Term. The term of the Services Agreement extends until December 31, 2017, or the Initial Term, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice; provided, however, that the Services Agreement may not be terminated without cause prior to the end of the Initial Term.

We also entered into an Amended and Restated Capital Agreement, or Amended Capital Agreement, with Patheon. Under the terms of the Amended Capital Agreement, we have the option to make certain future modifications to Patheon’s Cincinnati facility, which would be our responsibility. Under the Amended Capital Agreement, we made payments in 2012 and 2013 totaling $480,000 to Patheon to partially offset taxes incurred and paid by Patheon in connection with facility modifications already completed by Patheon. We can seek reimbursement from Patheon for these payments if we receive approval from the U.S. Food and Drug Administration for Zalviso. The Amended Capital Agreement further requires that we pay a maximum “overhead fee” of $200,000 annually during the term of the Services Agreement, which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Services Agreement and pre-existing development agreements with Patheon. No fee was due in 2013 or 2014 based on the amount of revenues earned by Patheon from AcelRx in 2013 and 2014.

Expenditures associated with the Services Agreement are primarily driven by the potential commercial requirements and demand for our products, none of which are currently approved for commercial use; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

Grünenthal

On December 16, 2013, AcelRx Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the Manufacturing Agreement, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals hospices, nursing homes and other medically-supervised settings, or the Field.

Under the terms of the Manufacturing Agreement, we will manufacture and supply Zalviso, or the Product, for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from us, during the first five years after the effective date of the Manufacturing Agreement, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. The Product will be supplied at our fully burdened manufacturing cost (as defined in the Manufacturing Agreement). The Manufacturing Agreement requires us to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and under certain specified conditions permits Grünenthal to use a third party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

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

Off-Balance Sheet Arrangements

Through December 31, 2014, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of December 31, 2014, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on December 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended
December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

The following report is provided by management in respect of AcelRx Pharmaceuticals’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

1. AcelRx Pharmaceuticals’ management is responsible for establishing and maintaining adequate internal control over financial reporting.

2. AcelRx Pharmaceuticals management has used the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework (2013 framework) to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of AcelRx Pharmaceuticals’ internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3. Management has assessed the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting as of December 31, 2014 and has concluded that such internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AcelRx Pharmaceuticals, Inc.:

We have audited AcelRx Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). AcelRx Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AcelRx Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of AcelRx Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 of AcelRx Pharmaceuticals, Inc. and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 12, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors," "Board of Directors Meetings and Committees—Board Committees" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2015 Annual Meeting of Stockholders. The information required by Section 16(a) is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and to all of its other officers, directors, employees and agents. The code of ethics is available at the Corporate Governance section of the Investor Relations page on the Company's website at www.acelrx.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics on the above website within five business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the caption "Board of Directors Meetings and Committees—Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Executive Compensation—Compensation Committee Report" in the Company's Proxy Statement referred to in Item 10 above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2014.

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) (3)(4)
Equity compensation plans approved by security holders(1)	6,366,763	$5.74	485,384
Equity compensation plans not approved by security holders	—	$—	—
Total	6,366,763		485,384

(1)	Consists of the 2006 Plan, the 2011 Plan and the ESPP.
(2)

Consists of shares available for future issuance under the 2011 Incentive Plan, including shares that were previously available for future issuance under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for our IPO, and the ESPP. As of December 31, 2014, 98,366 shares of common stock were available for issuance under the 2011 Incentive Plan and 387,018 shares of common stock were available for issuance under the ESPP.

(3)

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

The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement referred to in Item 10 above.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" and "Board of Directors Meetings and Committees—Board Independence" in the Company's Proxy Statement referred to in Item 10 above.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement referred to in Item 10 above.

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

Date: March 12, 2015	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Richard A. King
Richard A. King Chief Executive Officer and Director (Principal Executive Officer)

/s/ Timothy E. Morris
Timothy E. Morris Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. King and Timothy E. Morris, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. King	Chief Executive Officer and Director	March 12, 2015
Richard A. King	(Principal Executive Officer)

/s/ Timothy E. Morris	Chief Financial Officer	March 12, 2015
Timothy E. Morris	(Principal Financial and Accounting Officer)

/s/ Adrian Adams	Chairman	March 12, 2015
Adrian Adams

/s/ Pamela P. Palmer, M.D., Ph.D.	Chief Medical Officer and Director	March 12, 2015
Pamela P. Palmer, M.D., Ph.D.

/s/ Mark G. Edwards	Director	March 12, 2015
Mark G. Edwards

/s/ Stephen J. Hoffman, Ph.D., M.D.	Director	March 12, 2015
Stephen J. Hoffman, Ph.D., M.D.

/s/ Richard Afable, M.D.	Director	March 12, 2015
Richard Afable, M.D.

/s/ Howard B. Rosen	Director	March 12, 2015
Howard B. Rosen

/s/ Mark Wan	Director	March 12, 2015
Mark Wan

ACELRX PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AcelRx Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of AcelRx Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AcelRx Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AcelRx Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 12, 2015

AcelRx Pharmaceuticals, Inc.

Balance Sheets

(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$60,038	$88,401
Short-term investments	15,312	15,262
Prepaid expenses and other current assets	948	897
Total current assets	76,298	104,560
Property and equipment, net	9,818	5,179
Restricted cash	250	250
Other assets	81	42
Total Assets	$86,447	$110,031
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,431	$2,341
Accrued liabilities	3,654	3,904
Deferred revenue, current portion	787	623
Long-term debt, current portion	6,859	—
Total current liabilities	13,731	6,868
Deferred rent	529	188
Long-term debt, net of current portion	18,046	14,364
Deferred revenue, net of current portion	1,626	2,007
Contingent put option liability	282	334
Warrant liability	5,577	13,111
Total liabilities	39,791	36,872
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of December 31, 2014 and 2013; 43,712,363 and 43,050,580 shares issued and outstanding as of December 31, 2014 and 2013	43	43
Additional paid-in capital	225,423	218,568
Accumulated deficit	(178,806)	(145,453)
Accumulated other comprehensive income (loss)	(4)	1
Total stockholders’ equity	46,656	73,159
Total Liabilities and Stockholders’ Equity	$86,447	$110,031

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Collaboration agreement	$5,217	$27,370	$—
Research grant	—	2,132	2,394
Total revenue	5,217	29,502	2,394
Operating expenses:
Research and development	24,520	26,292	24,908
General and administrative	18,346	9,877	7,199
Total operating expenses	42,866	36,169	32,107
Loss from operations	(37,649)	(6,667)	(29,713)
Interest expense	(2,639)	(1,518)	(2,283)
Interest income and other income (expense), net	6,935	(15,241)	(1,367)
Net loss	(33,353)	(23,426)	(33,363)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(5)	—	1
Comprehensive loss	$(33,358)	$(23,426)	$(33,362)
Net loss per share of common stock, basic	$(0.77)	$(0.59)	$(1.51)
Net loss per share of common stock, diluted	$(0.91)	$(0.59)	$(1.51)
Shares used in computing net loss per share of common stock, basic	43,427,111	39,746,678	22,124,637
Shares used in computing net loss per share of common stock, diluted –see Note 11	44,322,297	39,746,678	22,124,637

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2011	19,567,778	$22	$106,110	$(88,664)	$—	$17,468
Stock-based compensation	—	—	2,150	—	—	2,150
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	122,108	—	80	—	—	80
Issuance of common stock upon ESPP purchase	67,804	—	169	—	—	169
Issuance of common stock upon private placement offering, net of offering-related costs of $0.9 million	2,922,337	1	3,245	—	—	3,246
Issuance of common stock upon underwritten public offering, net of offering-related costs of $3.5 million	14,375,000	14	44,082	—	—	44,096
Change in unrealized gains and losses on investments	—	—	—	—	1	1
Net loss	—	—	—	(33,363)	—	(33,363)
Balance as of December 31, 2012	37,055,027	37	155,836	(122,027)	1	33,847
Issuance of Warrants	—	—	1,130	—	—	1,130
Stock-based compensation	—	—	3,479	—	—	3,479
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	520,365	1	1,276	—	—	1,277
Issuance of common stock upon exercise of stock warrants	1,050,062	1	8,689	—	—	8,690
Issuance of common stock upon ESPP purchase	55,126	—	219	—	—	219
Issuance of common stock upon underwritten public offering, net of offering-related costs of $3.0 million	4,370,000	4	47,939	—	—	47,943
Change in unrealized gains and losses on investments	—	—	—	—	—	—
Net loss	—	—	—	(23,426)	—	(23,426)
Balance as of December 31, 2013	43,050,580	43	218,568	(145,453)	1	73,159
Stock-based compensation	—	—	4,440	—	—	4,440
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	487,124	—	1,507	—	—	1,507
Issuance of common stock upon exercise of stock warrants	91,488	—	546	—	—	546
Issuance of common stock upon ESPP purchase	83,171	—	362	—	—	362
Change in unrealized gains and losses on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(33,353)	—	(33,353)
Balance as of December 31, 2014	43,712,363	$43	$225,423	$(178,806)	$(4)	$46,656

See notes to financial statements.

AcelRx Pharmaceuticals, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,353)	$(23,426)	$(33,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866	593	605
Amortization of premium/discount on investments, net	216	202	380
Interest expense related to debt financing	553	442	647
Stock-based compensation	4,440	3,479	2,150
Revaluation of put option and PIPE warrant liabilities	(7,040)	14,071	1,439
Loss on extinguishment of debt	—	1,202	—
Other	—	—	43
Changes in operating assets and liabilities:
Prepaid expenses and other assets	137	1,132	429
Restricted cash	—	(45)	—
Accounts payable	90	106	705
Accrued liabilities	(126)	(760)	2,029
Deferred revenue	(217)	2,630	—
Deferred rent	(22)	(113)	354
Net cash used in operating activities	(34,456)	(487)	(24,582)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,505)	(3,287)	(826)
Purchase of investments	(17,430)	(28,009)	(27,167)
Proceeds from maturities of investments	17,159	24,376	42,948
Net cash provided by (used in) investing activities	(5,776)	(6,920)	14,955
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in equity offerings, net of offering costs	—	47,943	53,174
Proceeds from the issuance of long-term debt	10,000	14,958	—
Payment of long-term debt	—	(16,345)	(3,655)
Extinguishment of debt	—	(437)	—
Net proceeds from issuance of common stock through equity plans and exercise of warrants	1,869	1,757	246
Net cash provided by financing activities	11,869	47,876	49,765
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,363)	40,469	40,138
CASH AND CASH EQUIVALENTS—Beginning of period	88,401	47,932	7,794
CASH AND CASH EQUIVALENTS—End of period	$60,038	$88,401	$47,932
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,752	$1,105	$1,632
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon cashless exercise of warrants	$546	$8,428	$—
Issuance of warrants for common stock	$—	$1,130	$5,828
Tenant improvement allowance receivable	$239	$—	$—
Contingent put option liability	$—	$334	$—
Purchases of property and equipment in Accounts payable	$182	$—	$—
Purchases of property and equipment in Accrued liabilities	$23	$725	$—

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. AcelRx intends to commercialize its product candidates in the United States and license the development and commercialization rights to its product candidates for sale outside of the United States through strategic partnerships and collaborations. On July 25, 2014, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, for the Company’s new drug application, or NDA, for Zalviso™ (sufentanil sublingual tablet system), formerly known as ARX-01. In March 2015, the Company announced the receipt of correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies it has performed, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. The proposed indication for Zalviso is for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Zalviso consists of sufentanil sublingual tablets delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system (together, “Zalviso”).

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining lease term.

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets and, if indicators of asset impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through an analysis of the undiscounted future expected operating cash flows. If impairment is indicated, the Company records the amount of such impairment for the excess of the carrying value of the asset over its estimated fair value. For example, purchased equipment and manufacturing-related facility improvements the Company has made at Patheon’s facility in Ohio, are utilized for continued research and development, and potential commercial manufacturing of our product candidates. If the Company does not receive regulatory approval for our product candidates, the Company may determine that it is no longer probable that the Company will realize the future economic benefit associated with the costs of these assets through future manufacturing activities, and if so, the Company would record an impairment charge associated with these assets. As of December 31, 2014, the Company has not written down any of its long-lived assets as a result of impairment.

Restricted Cash

Under the Company’s facility lease and corporate credit card agreements, the Company is required to maintain letters of credit as security for performance under these agreements. The letters of credit are secured by certificates of deposit in amounts equal to the letters of credit, which are classified as restricted cash on the balance sheet.

Contingent put option

The contingent put option associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, is recorded as a liability. Changes in the fair value of the contingent put option are recognized as interest income and other income (expense), net in the Statements of Comprehensive Loss. For additional information regarding the contingent put option, see Note 6 “Long Term Debt.”

Warrants

Warrants issued in connection with the Company’s Private Placement, completed in June 2012, are recorded as liabilities as they have the potential for cash settlement upon the occurrence of certain transactions (as defined in the warrant; see Note 7 “Warrants”). Changes in the fair value of the warrants are recognized as interest income and other income (expense), net in the Statements of Comprehensive Loss.

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

AcelRx accounts for multiple-element arrangements in accordance with ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements, or ASC 605-25.The Company evaluates if the deliverables in the arrangement represent separate units of accounting. In determining the units of accounting, AcelRx evaluates certain criteria, including whether the deliverables have value to our customers on a stand-alone basis. Factors considered in this determination include whether the deliverable is proprietary to the Company, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items, and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting.

For revenue agreements with multiple-element arrangements, such as the collaboration and license agreement with Grünenthal, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price. If neither exists the Company uses best estimated selling price, or BESP, for that deliverable. Revenue allocated is then recognized when the four basic revenue recognition criteria are met for each element.

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

When AcelRx is unable to establish the selling price of an element using VSOE or TPE, BESP is utilized in the allocation of the elements of the arrangement. The objective of the BESP is to determine the price at which AcelRx would transact a sale if the element of the license arrangement were sold on a standalone basis.

The process for determining BESPs involves management’s judgment. AcelRx’ process considers multiple factors such as discounted cash flows, estimated direct expenses and other costs and available data, which may vary over time, depending upon the circumstances, and relate to each deliverable. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change.

AcelRx recognizes a contingent milestone payment as revenue in its entirety upon our achievement of the milestone. A milestone is substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.

Research Grant Revenue

In May 2011, the Company entered into an award contract with the US Army Medical Research and Materiel Command, or USAMRMC, to support the development of the Company’s new product candidate, ARX-04, a sufentanil sublingual tablet for the treatment of moderate-to-severe acute pain. The grant provides for the reimbursement of qualified expenses for research and development activities as defined under the terms of the grant agreement. Revenue under the grant agreement is recognized when the related qualified research expenses are incurred.

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

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

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Estimates of expected life are primarily determined using the simplified method in accordance with guidance provided by the SEC. Such method was utilized as the Company did not believe its historical option exercise experience, which was limited, provided a reasonable basis upon which to estimate expected term. Volatility is derived from historical volatilities of several public companies within AcelRx’s industry that are deemed to be comparable to AcelRx’s business because AcelRx’s has insufficient history on the volatility of its common stock relative to the expected life assumptions used by the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, restricted stock subject to repurchase, warrants to purchase convertible preferred stock and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. For additional information regarding the net loss per share, see Note 11 “Net Loss per Share of Common Stock.”

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$60,005	$—	$—	$60,005
Money market funds	33	—	—	33
Total cash and cash equivalents	60,038	—	—	60,038
Marketable securities:
U.S. government agency securities	15,316	—	(4)	15,312
Total marketable securities	15,316	—	(4)	15,312
Total cash, cash equivalents and investments	$75,354	$—	$(4)	$75,350

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$88,390	$—	$—	$88,390
Money market funds	11	—	—	11
Total cash and cash equivalents	88,401	—	—	88,401
Marketable securities:
U.S. government agency securities	15,261	1	—	15,262
Total marketable securities	15,261	1	—	15,262
Total cash, cash equivalents and investments	$103,662	$1	$—	$103,663

None of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the years ended December 31, 2014 and 2013. There were no other-than-temporary impairments for these securities as of December 31, 2014 or 2013.

As of December 31, 2014 and 2013, the contractual maturity of all investments held was less than one year.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

 Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of December 31, 2014 and December 31, 2013, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which was classified as a Level III liability. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of December 31, 2014 and 2013, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 9 “Stockholders’ Equity.” The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs can have a significant impact to the estimated fair value of the PIPE warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$33	$33	$—	$—
U.S. government agency obligations	15,312	—	15,312	—
Total assets measured at fair value	$15,345	$33	$15,312	$—
Liabilities
PIPE warrant	$5,577	$—	$—	$5,577
Contingent put option	282	—	—	282
Total liabilities measured at fair value	$5,859	$—	$—	$5,859

	As of December 31, 2013
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$11	$11	$—	$—
U.S. government agency obligations	15,262	—	15,262	—
Total assets measured at fair value	$15,273	$11	$15,262	$—
Liabilities
PIPE warrant	$13,111	$—	$—	$13,111
Contingent put option	334	—	—	334
Total liabilities measured at fair value	$13,445	$—	$—	$13,445

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2014 and 2013:

	As of December 31, 2014	As of December 31, 2013
Market Price	$6.73	$11.31
Exercise Price	$3.40	$3.40
Risk-free interest rate	1.10%	1.27%
Expected volatility	61.0%	69.0%
Expected life (in years)	2.92	3.92
Expected dividend yield	0.0%	0.0%

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2014 and 2013 (in thousands):

Year Ended December 31, 2014
Fair value—beginning of period	$13,445
Change in fair value of PIPE warrants	(7,534)
Change in fair value of contingent put option associated with Amended Loan Agreement with Hercules	(52)
Fair value—end of period	$5,859

Year Ended December 31, 2013
Fair value—beginning of period	$7,500
Change in fair value of PIPE warrants	5,693
Change in fair value of contingent put option associated with 2011 loan and security agreement with Hercules	(82)
Addition of contingent put option associated with 2013 loan and security agreement with Hercules	334
Fair value—end of period	$13,445

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2014	2013
Research equipment	$2,549	$2,014
Leasehold improvements	4,469	1,425
Computer equipment and software	334	189
Construction in process	4,844	3,277
Tooling	527	318
Furniture and fixtures	50	59
	12,773	7,282
Less accumulated depreciation and amortization	(2,955)	(2,103)
Property and equipment, net	$9,818	$5,179

Depreciation and amortization expense was $0.9 million, $0.6 million and $0.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. Property and equipment, net in the balance sheet at December 31, 2014, includes $3.8 million related to certain modifications the Company has made at Patheon Pharmaceutical Inc.’s, or Patheon’s, Cincinnati facility under the terms of the Capital Expenditure and Equipment Agreement, or the Capital Agreement.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

4. Research Grant

In May 2011, AcelRx received a grant from the US Army Medical Research and Materiel Command, or USAMRMC, in which the USAMRMC granted $5.6 million to the Company in order to support the development of a new product candidate, ARX-04, a sufentanil sublingual tablet for the treatment of moderate-to-severe acute pain. Under the terms of the grant, the USAMRMC will reimburse the Company for development, manufacturing and clinical costs necessary to prepare for and complete the planned Phase 2 dose-finding trial in a study of acute moderate-to-severe pain, and to prepare to enter Phase 3 development. The grant gives the USAMRMC the option to extend the term of the grant and provide additional funding for the research. As of December 31, 2013, the full amount of the grant, $5.6 million, had been recognized as revenue.

Revenue is recognized based on expenses incurred by AcelRx in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the USAMRMC grant was $0, $2.1 million and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

5. Collaboration

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the Manufacturing Agreement, and together with the License Agreement, or the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals hospices, nursing homes and other medically-supervised settings, or the Field. The Company retains rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the Supply Agreement, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory.

License Agreement

Under the terms of the License Agreement, Grünenthal has the exclusive right to commercialize the Product in the Field in the Territory. The Company retains control of clinical development, while Grünenthal and the Company will be responsible for certain development activities pursuant to a development plan as agreed between the parties. The Company will not receive separate payment for such development activities. Grünenthal is exclusively responsible for marketing approval applications and other regulatory filings relating to the sufentanil sublingual tablet drug cartridge for the Product in the Field in the Territory, while the Company is responsible for the CE Mark and other regulatory filings relating to device portions of the Product. A CE Mark (#611742) for Zalviso was obtained in the fourth quarter 2014 which specifies AcelRx as the device design authority and manufacturer.

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

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

The Company allocated the $30.0 million upfront fee across the four deliverables based on estimated selling prices and during the year ended December 31, 2013, recognized $27.4 million attributable to the license. As mentioned above, the Company received a milestone payment of $5.0 million related to the MAA submission, of which $4.6 million was recognized during the year ended December 31, 2014. In addition, the Company recognized $0.6 million of previously deferred revenue related to research and development services and its obligation to participate in the joint steering committee under the collaboration agreement during the year ended December 31, 2014. As of December 31, 2014, the Company had a deferred revenue balance of $2.4 million. There were no other milestone payments received or recognized under these Agreements during the year ended December 31, 2014.

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

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., together, the Lenders, under which the Company may borrow up to $40.0 million in three tranches. The loans are represented by secured convertible term promissory notes, collectively, the Notes. The Loan Agreement amends and restates the Loan and Security Agreement between the Company and the Lenders dated as of June 29, 2011, or the Original Loan Agreement, as noted above. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement. The Company recorded the new debt at an estimated fair value of $24.9 million and $14.3 million as of December 31, 2014 and December 31, 2013, respectively.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic No. 470), the amendment noted above was determined to be an extinguishment of the existing debt and an issuance of new debt. The Company reached this conclusion based on a comparison of discounted remaining cash flows of the original loan agreement compared to the amended loan agreement, the result of which was a greater than 10% difference in discounted cash flows. The Company determined this difference to be significant and recorded the new debt at estimated fair value.

As a result of the extinguishment, the Company recorded a $1.2 million loss on extinguishment of debt which was recorded as interest income and other income (expense), net on the Statements of Comprehensive Loss during the year ended December 31, 2013. The loss on extinguishment was a non-cash write off, consisting of deferred debt charges, the unamortized portion of the original issue discount related to the Original Loan Agreement and other fees associated with extinguishing the debt, including the estimated fair value of warrants issued in connection with the amended loan agreement, facility and legal fees associated with the amended loan agreement and the value of the contingent put option liability associated with the original loan agreement at the time of the amendment.

On September 24, 2014, the Company entered into an amendment, or the Amendment, to the Amended Loan Agreement with Hercules. The Amendment extends the time period under which the Company can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to the Company obtaining approval for Zalviso from the U.S. Food and Drug Administration. The Company does not believe it will receive FDA approval of Zalviso by August 1, 2015 and as such, will not have access to the third tranche under the current agreement.

The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement are interest only until April 1, 2015 followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2017, or the Loan Maturity Date. In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

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

In connection with the Amended Loan Agreement, the Company issued a warrant to each Lender which, collectively, are exercisable for an aggregate of 176,730 shares of common stock and each carry an exercise price of $6.79 per share. See Note 7 “Warrants,” for further description.

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $1.7 million. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the amendment of the loan agreement was considered an extinguishment, the contingent put option liability associated with the Original Loan Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of December 31, 2014 and December 31, 2013, the estimated fair value of the contingent put option liability was $282,000 and $334,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the Statements of Comprehensive Loss.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

As of December 31, 2014, the Company had outstanding borrowings under the Amended Loan Agreement of $25.0 million. Interest expense related to the Amended Loan Agreement was $2.6 million for the year ended December 31, 2014, $0.5 million of which represented amortization of the debt discount.

As of December 31, 2013, the Company had outstanding borrowings under the Amended Loan Agreement of $15.0 million. Amortization of the debt discount prior to amending the Hercules loan and security agreement in December 2013, which was recorded as interest expense, was $0.4 million for the year ended December 31, 2013.

As of December 31, 2012, the Company had outstanding borrowings under the Hercules loan and security agreement of $16.0 million, net of debt discount of $0.5 million. Amortization of the debt discount, which was recorded as interest expense, was $0.5 million for the year ended December 31, 2012.

Future Payments on Long-Term Debt

The following table summarizes our outstanding future payments associated with the Company’s long-term debt as of December 31, 2014 (in thousands):

2015	$8,982
2016	11,218
2017	10,176
Total minimum payments	30,376
Less amount representing interest	(3,676)
Notes payable, gross	26,700
Balloon payment	(1,700)
Unamortized discount on notes payable	(95)
24,905
Less current portion of notes payable, including unamortized discount	6,859
Notes payable, less current portion	$18,046

7. Warrants

Series A Warrants

As of December 31, 2014, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

Pinnacle Warrants

In February 2013, warrants to purchase 228,264 shares were net exercised, for 58,580 shares of common stock. As of December 31, 2014, no warrants to purchase shares of common stock issued to Pinnacle were outstanding.

Hercules Warrants

In connection with the Amended Loan Agreement, executed in December 2013, the Company issued warrants to Hercules which are exercisable for an aggregate of 176,730 shares of common stock with an exercise price of $6.79 per share (the “Warrants”). Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants. The Company estimated the fair value of these warrants as of the issuance date to be $1.1 million, which was used in the estimating the fair value of the amended debt instrument and was recorded as equity. The fair value of the warrants was calculated using the Black-Scholes option-valuation model, and was based on the strike price of $6.79, the stock price at issuance of $9.67, the five-year contractual term of the warrants, a risk-free interest rate of 1.55%, expected volatility of 71% and 0% expected dividend yield.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

As of December 31, 2014, warrants to purchase 176,730 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in December 2018.

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

2012 Private Placement Warrants

In connection with the Private Placement, completed in June 2012, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the PIPE warrants was $3.40 which equals the closing consolidated bid price of the Company’s common stock on May 29, 2012, the effective date of the Purchase Agreement. The PIPE warrants issued in the Private Placement became exercisable six months after the issuance date, and expire on the five year anniversary of the initial exercisability date. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants were recorded as a liability at fair value, as determined by the Black-Scholes option-pricing model, and then marked to fair value each reporting period, with changes in estimated fair value recorded through the Statements of Comprehensive Loss in interest income and other income (expense), net. The Black-Scholes assumptions used to value the PIPE warrants are disclosed in Note 2 “Investments and Fair Value Measurement.”

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of December 31, 2014, the fair value of the PIPE warrants was estimated to be $5.6 million. The change in fair value for the year ended December 31, 2014, which was recorded as other income, was $7.0 million. The change in fair value for the year ended December 31, 2013, which was recorded as other expense, was $14.1 million.

During the year ended December 31, 2014, PIPE warrants to purchase 135,000 shares were net exercised for 91,488 shares of common stock. During the year ended December 31, 2013, warrants to purchase 1,135,589 shares were net exercised, for 808,078 shares of common stock. As of December 31, 2014, PIPE warrants to purchase 1,359,514 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

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

Rent expense was $0.5 million, $0.3 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum payments under the lease agreement as of December 31, 2014 are as follows (in thousands):

Year Ending December 31:
2015	$683
2016	717
2017	737
2018	62
Total minimum payments	$2,199

In addition, the Company will pay the Landlord specified percentages of certain operating expenses and taxes related to the leased facility incurred by the Landlord.

Litigation

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against AcelRx and certain of the Company’s current and former officers. The complaint alleges that between December 2, 2013 and September 25, 2014, AcelRx and certain of the Company’s officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to the Company’s lead drug candidate, Zalviso. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 1, 2014, three purported shareholders filed motions to appoint lead plaintiff and to appoint lead counsel. On February 24, 2015, the court issued an order appointing the lead plaintiff and lead counsel in the matter. Lead Plaintiff has until April 10, 2015 to file an amended complaint. The last day for the Company to respond to the amended complaint is May 26, 2015. The Company believes that it has meritorious defenses and intends to defend against this lawsuit vigorously.

From time to time the Company may be involved in additional legal proceedings arising in the ordinary course of business. The Company does not have contingent liabilities established for any litigation matters.

Manufacturing Agreements

Patheon

In January 2013, the Company and Patheon entered into a Manufacturing Services Agreement, or the Services Agreement, and a related Amended and Restated Capital Expenditure and Equipment Agreement, or the Amended Capital Agreement, relating to the manufacture of sufentanil sublingual tablets, or the Product, for use with the Company’s Zalviso System.

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

The term of the Services Agreement extends until December 31, 2017, or the Initial Term, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice; provided, however, that the Services Agreement may not be terminated without cause prior to the end of the Initial Term.

Under the terms of the Amended Capital Agreement, the Company has made and has the option to make certain future modifications to Patheon’s Cincinnati facility and which would be the responsibility of the Company. If additional equipment and facility modifications are required to meet the Company’s Product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Amended Capital Agreement also requires that the Company make payments in 2012 and 2013 totaling $480,000, which the Company made, to Patheon to partially offset taxes incurred and paid by Patheon in connection with facility modifications already completed by Patheon. There were no such payments due in 2014. The Company can seek reimbursement from Patheon for these payments if it receives approval from the FDA for Zalviso. The Amended Capital Agreement further requires that the Company pay a maximum “overhead fee” of $200,000 annually during the term of the Services Agreement, which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Services Agreement and the pre-existing development agreements. No fee was due in 2013 or 2014 based on the amount of revenues earned by Patheon from the Company.

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for the Company’s products, none of which have been approved for commercialization; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

Grünenthal

On December 16, 2013, the Company and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the Manufacturing Agreement, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals hospices, nursing homes and other medically-supervised settings, or the Field.

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

9. Stockholders’ Equity

Common Stock

Public Offerings

On May 19, 2014, the Company filed with the Securities and Exchange Commission, or SEC, a shelf Registration Statement on Form S-3, as amended on Form S-3/A on July 6, 2014. The shelf Registration Statement (File Number 333-196089) was declared effective by the SEC on July 12, 2014, providing the Company with the ability to offer and sell up to an aggregate of $150 million of common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

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

On March 17, 2014, the Company filed a Form S-8 (File Number 333-194634) with the SEC registering 1,722,023 shares of common stock, par value $0.001 per share, under the 2011 Equity Incentive Plan.

On March 12, 2013, the Company filed a Form S-8 (File Number 333-187206) with the SEC registering 1,482,201 shares of common stock, par value $0.001 per share, under the 2011 Equity Incentive Plan.

On March 26, 2012, the Company filed a Form S-8 (File Number 333-180334) with the SEC registering 782,711 shares of common stock, par value $0.001 per share, under the 2011 Equity Incentive Plan.

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

On March 26, 2012, the Company filed a Form S-8 (File Number 333-180334) with the SEC registering 391,355 shares of common stock, par value $0.001 per share, under the 2011 Employee Stock Purchase Plan.

As of December 31, 2014, 254,337 shares have been issued to employees and there are 387,018 shares available for issuance under the ESPP. The weighted average fair value of shares issued under the ESPP in 2014, 2013 and 2012 was $4.35, $3.97 and $2.45 per share, respectively.

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

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the ESPP as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$2,252	$1,657	$998
General and administrative	2,188	1,822	1,152
Total	$4,440	$3,479	$2,150

The following table summarizes option activity under the 2011 Plan and 2006 Plan:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2011	2,395,968	$3.08
Granted	1,213,391	3.36
Forfeited	(165,781)	3.23
Exercised	(43,767)	2.32
December 31, 2012	3,399,811	$3.18
Granted	1,958,727	5.99
Forfeited	(17,917)	8.82
Exercised	(431,216)	3.03
December 31, 2013	4,909,405	$4.29
Granted	2,512,500	8.74
Forfeited	(615,854)	7.76
Exercised	(439,288)	3.9
December 31, 2014	6,366,763	$5.74	8.1	$11,106
Vested and exercisable options—December 31, 2014	2,920,611	$3.79	7	$8,856
Vested and expected to vest—December 31, 2014	6,128,922	$5.67	8.1	$11,006

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

As of December 31, 2014, there were 98,366 shares available for future grant under the 2011 Plan. In January 2015, an additional 1,748,495 shares were authorized for issuance under the 2011 Incentive Plan.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2014 is summarized below:

			Options Outstanding			Options Vested and Exercisable
Exercise Prices			Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$1.20	-	$2.56	995,304	7.3	$2.39	995,303	$2.39
$3.11	-	$5.31	2,850,209	7.4	$4.44	1,745,726	$4.20
$5.45	-	$8.18	1,190,000	9.4	$6.52	110,207	$5.64
$10.22	-	$11.71	1,331,250	9.3	$10.32	69,375	$10.46
			6,366,763	8.1	$5.74	2,920,611	$3.79

The weighted average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $5.57, $4.15 and $2.25 per share, respectively. As of December 31, 2014, total stock-based compensation expense related to unvested options to be recognized in future periods was $13.3 million which is expected to be recognized over a weighted-average period of 3.0 years. The grant date fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $1.9 million and $1.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.3 million, $3.6 million and $85,000, respectively.

The Company used the following assumptions to calculate the fair value of each employee stock option:

	Year Ended December 31,
	2014			2013			2012
Expected term (in years)	5.25	-	6.25	5.75	-	6.25	5.75	-	6.25
Risk-free interest rate	1.76%	-	1.92%	1.02%	-	2.96%	0.6%	-	1.74%
Expected volatility	69	-	72%	80%			80%
Expected dividend rate	0%			0%			0%

Restricted Stock Units

In March 2011, the Company granted 343,815 Restricted Stock Units, or RSUs, to employees and directors under the 2011 Plan at a grant date fair value of $3.45. The fair value of the RSUs was determined on the date of grant based on the market price of the Company’s common stock. RSUs are recognized as expense ratably over the vesting period and the Company’s RSU’s generally vest over three years as follows: 25% on the 6 month anniversary of the vesting commencement date, 25% on the 12 month anniversary of the vesting commencement date, 25% on the 24 month anniversary of the vesting commencement date and 25% on the 36 month anniversary of the vesting commencement date, so long as the RSU recipient continues to provide services to the Company. As of December 31, 2014, there were no RSUs outstanding. The expense related to RSUs during the years ended December 31, 2014, 2013 and 2012 was $56,000, $290,000 and $315,000, respectively.

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

A summary of restricted stock unit award activity under the 2011 Plan is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding December 31, 2012	161,096	$3.45
Granted	—	—
Vested	(95,331)	(3.45)
Forfeited	—	—
Restricted stock units outstanding, December 31, 2013	65,765	$3.45
Granted	—	—
Vested	(65,765)	(3.45)
Forfeited	—	—
Restricted stock units outstanding, December 31, 2014	—	$—

11. Net Loss per Share of Common Stock

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

During the year ended December 31, 2014, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at December 31, 2014, compared to the closing share price on December 31, 2013. The decrease in share price created a lower Black-Scholes value and lower liability for the PIPE warrants, which resulted in other income during the year ended December 31, 2014. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share amounts)
Numerator:
Net loss used to compute net loss per share
Basic	$(33,353)	$(23,426)	$(33,363)
Adjustments for change in fair value of warrant liability	(6,988)	—	—
Diluted	$(40,341)	$(23,426)	$(33,363)
Denominator:
Weighted average shares outstanding used to compute net loss per share:
Basic	43,427,111	39,746,678	22,124,637
Dilutive effect of warrants	895,186	—	—
Diluted	44,322,297	39,746,678	22,124,637
Net loss per share—basic	$(0.77)	$(0.59)	$(1.51)
Net loss per share—diluted	$(0.91)	$(0.59)	$(1.51)

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Stock options to purchase common stock	6,366,763	4,909,405	3,399,811
Restricted Stock Units	—	65,765	161,096
Common stock warrants	180,155	1,674,669	3,136,300

12. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable	$2,249	$2,341
Accounts payable associated with property and equipment	182	—
Accrued compensation and employee benefits	2,540	2,397
Accrued research and development expenses	124	248
Accrued liabilities associated with property and equipment	23	725
Accrued liabilities associated with Grünenthal collaboration	499	—
Professional fees	139	230
Interest payable	196	61
Other	133	243
Total accounts payable and accrued liabilities	$6,085	$6,245

13. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a discretionary safe harbor contribution equal to 3% of the related compensation. Eligible employees are 100% vested in this safe harbor contribution regardless of whether they make salary deferrals into the 401(k) plan. Company contributions were $201,000, $143,000 and $120,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

14. Income Taxes

The Company did not record a provision for income taxes during the years ended December 31, 2014, 2013 and 2012. Net deferred tax assets as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Accruals and other	$4,446	$2,172
Research credits	4,413	3,553
Net operating loss carryforward	42,330	36,279
Section 59(e) R&D expenditures	17,083	10,339
Total deferred tax assets	68,272	52,343
Valuation allowance	$(68,272)	$(52,343)
Net deferred tax assets	$—	$—

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at statutory federal rate	$(11,392)	$(7,965)	$(11,343)
State tax—net of federal benefit	(2,501)	(716)	(1,953)
PIPE Warrant liability	(2,393)	4,898	540
General Business credits	(628)	(1,326)	—
Stock Options	543	—	—
Other	20	(80)	807
Change in valuation allowance	16,351	5,189	11,949
Provision (benefit) for income taxes	$—	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $16.4 million, $4.8 million and $11.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. The amount of the valuation allowance for deferred tax assets associated with excess tax deduction from stock based compensation arrangement that is allocated to contributed capital if the future tax benefits are subsequently recognized is $2.8 million.

As of December 31, 2014, the Company had federal net operating loss carryforwards of $109.1 million, which begin to expire in 2025. As of December 31, 2014, the Company had state net operating loss carryforwards of $109.1 million, which begin to expire in 2015.

As of December 31, 2014, the Company had federal research credit carryovers of $3.3 million, which begin to expire in 2026. As of December 31, 2014, the Company had state research credit carryovers of $1.7 million, which will carryforward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research credits, to offset its post-change income may be limited. Based on an analysis performed by the Company as of December 31, 2014, it was determined that two ownership changes have occurred since inception of the Company. The first ownership change occurred in 2006 at the time of the Series A financing and, as a result of the change, $1.4 million in federal and state net operating loss carryforwards will expire unutilized. In addition, $26,000 in federal and state research and development credits will expire unutilized. The second ownership change occurred in July 2013 at the time of the underwritten public offering; however, the Company believes the resulting annual imposed limitation on use of pre-change tax attributes is sufficiently high that the limit itself will not result in unutilized pre-change tax attributes.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Unrecognized benefit—beginning of period	$1,341	$810	$748
Gross decreases—prior period tax positions	—	221	(17)
Gross increases—current period tax positions	326	310	79
Unrecognized benefit—end of period	$1,667	$1,341	$810

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

AcelRx Pharmaceuticals, Inc.

Notes to Financial Statements

15. Subsequent Events

In March 2015, the Company announced that it had received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies the Company had performed for Zalviso in order to address the issues raised in the CRL, an additional clinical study is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. The Company intends to meet with the FDA to discuss and clarify the need for an additional clinical study, and the potential design and objectives of such a study. This event has no impact on the Financial Statements as presented herein.

16. Unaudited Quarterly Financial Data (in thousands, except per share amounts)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2014. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$95	$71	$4,825	$226	$940	$407	$548	$27,607
Operating Expenses	$8,636	$12,331	$9,894	$12,005	$11,509	$8,178	$8,858	$7,624
Net income / (loss)	$(9,631)	$(10,575)	$671	$(13,818)	$(12,762)	$(17,447)	$(10,986)	$17,769
Net income / (loss) per share (basic)	$(0.22)	$(0.24)	$0.02	$(0.32)	$(0.34)	$(0.47)	$(0.26)	$0.41
Net income / (loss) per share (diluted)	$(0.22)	$(0.30)	$(0.13)	$(0.32)	$(0.34)	$(0.47)	$(0.26)	$0.39

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December 16, 2013	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	1/7/2011

10.2+	2006 Stock Plan, as amended.	S-1	333-170594	10.2	11/12/2010

10.3+	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice under 2006 Stock Plan.	10-K	001-35068	10.3	3/30/2011

10.4+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	2/24/2011

10.5+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	3/30/2011

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	3/30/2011

10.7+	2011 Employee Stock Purchase Plan.	S-8	333-172409	99.6	2/24/2011

10.8	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011.	10-K	001-35068	10.9	3/23/2012

10.9	Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated May 2, 2014	8-K	001-35068	10.1	5/7/2014

10.10	Amended and Restated Loan and Security Agreement among the Registrant, Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., dated as of December 16, 2013.	10-K	001-35068	10.10	3/17/2014

10.11	Award/Contract with the U.S. Army Medical Research and Material Command, dated May 26, 2011.	10-Q	001-35068	10.3	8/11/2011

10.12+	Amended and Restated Offer Letter between the Registrant and Larry Hamel, dated December 31, 2010.	S-1	333-170594	10.14	1/7/2011

10.13+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	1/7/2011

10.14+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	1/7/2011

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.15+	Amended and Restated Offer Letter between the Registrant and Richard King, dated December 31, 2010.	S-1	333-170594	10.17	1/7/2011

10.16+	Amended and Restated Offer Letter between the Registrant and James Welch, dated December 29, 2010.	S-1	333-170594	10.18	1/7/2011

10.17+	Offer Letter between the Registrant and Timothy E. Morris, dated March 24, 2014.	10-Q	001-35068	10.3	5/8/2014

10.18+	Offer Letter between the Registrant and Jane Wright-Mitchell, dated June 13, 2014.

10.19+	Separation and Consulting Agreement between the Registrant and James Welch, dated March 24, 2014	8-K	001-35068	10.2	5/8/2014

10.20+	Separation Agreement between the Registrant and Richard King, dated December 15, 2014.	8-K/A	001-35068	10.1	12/16/2014

10.21+	Non-Employee Director Compensation Policy.	10-K	001-35068	Item 11	3/12/2013

10.22+	2014 Cash Bonus Plan Summary.	8-K	001-35068	10.1	2/10/2014

10.23+	Supplemental Cash Bonus Plan.	8-K	001-35068	Item 5.02	11/10/2014

10.24+	Supplemental Retention Cash Bonus Plan.	8-K	001-35068	Item 5.02	12/8/2014

10.25	Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	10.23	5/30/2012

10.26	At Market Issuance Sales Agreement, dated August 31, 2012, by and between the Registrant and MLV & Co. LLC.	8-K	001-35068	10.1	8/31/2012

10.27	Supply Agreement with Mallinckrodt LLC, effective as of May 31, 2013.	10-Q	001-35068	10.1	11/5/2103

10.28#	Manufacture and Supply Agreement with Grünenthal GmbH, effective as of December 16, 2013.	10-K	001-35068	10.28	3/17/2014

10.29#	Collaboration and License Agreement with Grünenthal GmbH, effective as of December 16, 2013.	10-K	001-35068	10.29	3/17/2014

10.30	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q	001-35068	10.1	5/8/2013

10.31	Amended and Restated Capital Expenditure Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q	001-35068	10.2	5/8/2013

10.32	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement, between the Registrant and Patheon Pharmaceuticals, Inc. effective as of January 30, 2014.	10-Q	001-35068	10.4	5/8/2014

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
*

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.