Form 10-Q
period 2015-03-31
ACELRX PHARMACEUTICALS INC
filed 2015-05-05
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

or

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

As of April 22, 2015, the number of outstanding shares of the registrant’s common stock was 44,335,196.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “ACELRX”, “NANOTAB” and “ACCELERATE, INNOVATE, ALLEVIATE” are U.S registered trademarks owned by AcelRx Pharmaceuticals, Inc. This report also contains other trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2015 (Unaudited)	December 31, 2014(1)
Assets
Current Assets:
Cash and cash equivalents	$49,144	$60,038
Short-term investments	15,294	15,312
Prepaid expenses and other current assets	979	948
Total current assets	65,417	76,298
Property and equipment, net	9,846	9,818
Restricted cash	250	250
Other assets	79	81
Total Assets	$75,592	$86,447

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,685	$2,431
Accrued liabilities	2,778	3,654
Deferred revenue, current portion	606	787
Long-term debt, current portion	9,291	6,859
Total current liabilities	15,360	13,731
Deferred rent	516	529
Long-term debt, net of current portion	15,850	18,046
Deferred revenue	1,626	1,626
Contingent put option liability	307	282
Warrant liability	848	5,577
Total liabilities	34,507	39,791

Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 44,334,977 and 43,712,363 shares issued and outstanding as of March 31, 2015 and December 31, 2014	44	43
Additional paid-in capital	229,873	225,423
Accumulated deficit	(188,832)	(178,806)
Accumulated other comprehensive income (loss)	—	(4)
Total stockholders’ equity	41,085	46,656
Total Liabilities and Stockholders’ Equity	$75,592	$86,447

(1)

The condensed balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Collaboration agreement revenue	$181	$95

Operating expenses:
Research and development	6,306	4,711
General and administrative	4,521	3,925
Restructuring costs	754	—
Total operating expenses	11,581	8,636
Loss from operations	(11,400)	(8,541)
Interest expense	(806)	(472)
Interest income and other income (expense), net	2,180	(618)
Net loss	(10,026)	(9,631)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	4	—
Comprehensive loss	$(10,022)	$(9,631)
Net loss per share of common stock, basic	$(0.23)	$(0.22)
Net loss per share of common stock, diluted	$(0.27)	$(0.22)
Shares used in computing net loss per share of common stock, basic	43,873,108	43,190,409
Shares used in computing net loss per share of common stock, diluted – see Note 8	44,426,457	43,190,409

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,026)	$(9,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	488	162
Amortization of premium/discount on investments, net	20	72
Interest expense related to debt financing	238	131
Restructuring costs	(754)	—
Stock-based compensation	1,538	975
Revaluation of put option and PIPE warrant liabilities	(2,160)	646
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(31)	(195)
Accounts payable	254	(156)
Accrued liabilities	(122)	(2,012)
Deferred revenue	(181)	(95)
Deferred rent	(13)	(29)
Net cash used in operating activities	(10,749)	(10,132)

Cash flows from investing activities:
Purchase of property and equipment	(516)	(1,143)
Purchase of investments	(2,468)	(1,359)
Proceeds from maturity of investments	2,470	1,260
Net cash used in investing activities	(514)	(1,242)

Cash flows from financing activities:
Net proceeds from issuance of common stock through equity plans and exercise of warrants	369	560
Net cash provided by financing activities	369	560
Net decrease in cash and cash equivalents	(10,894)	(10,814)
Cash and cash equivalents—Beginning of period	60,038	88,401
Cash and cash equivalents—End of period	$49,144	$77,587

Noncash investing and financing activities:
Issuance of common stock upon cashless exercise of warrants	$2,544	$—
Purchases of property and equipment in Accounts payable	$338	$—
Purchases of property and equipment in Accrued liabilities	$—	$420

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. AcelRx intends to commercialize its product candidates in the United States and license the development and commercialization rights to its product candidates for sale outside of the United States through strategic partnerships and collaborations. On July 25, 2014, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, for the Company’s new drug application, or NDA, for Zalviso™ (sufentanil sublingual tablet system). In March 2015, the Company received a request from the FDA stating that in addition to the bench testing and two Human Factors studies it has performed in response to the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, the Company submitted a request to the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA for a Type B meeting. On May 1, 2015, the Division notified the Company that the request for a meeting was denied and restated the Division’s view that a clinical study is required. The Company is consulting with regulatory, legal and clinical advisors to determine its next steps. The Company will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through one of the FDA prescribed pathways, as well as conducting additional clinical and Human Factors studies. The proposed indication for Zalviso is for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Zalviso consists of sufentanil sublingual tablets delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system (together, “Zalviso”).

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur negative cash flows until its product candidates are approved for marketing in the United States and other countries, in which it has and intends to license its products, which may never occur. In previous years, prior to the commercial collaboration of Zalviso in Europe, AcelRx was considered a development stage company.

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

Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The condensed balance sheet as of December 31, 2014, was derived from the Company’s audited financial statements as of December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Recently Issued Accounting Standards

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2015, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2014, that are of significance, or potential significance to the Company.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$49,097	$—	$—	$49,097
Money market funds	47	—	—	47
Total cash and cash equivalents	49,144	—	—	49,144
Marketable securities:
U.S. government agency securities	15,293	1	—	$15,294
Total marketable securities	15,293	1	—	$15,294
Total cash, cash equivalents and investments	$64,437	$1	$—	$64,438

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$60,005	$—	$—	$60,005
Money market funds	33	—	—	33
Total cash and cash equivalents	60,038	—	—	$60,038
Marketable securities:
U.S. government agency securities	15,316	—	(4)	15,312
Total marketable securities	15,316	—	(4)	$15,312
Total cash, cash equivalents and investments	$75,354	$—	$(4)	$73,350

As of March 31, 2015 and December 31, 2014, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at March 31, 2015 or December 31, 2014. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three months ended March 31, 2015 and 2014.

As of March 31, 2015 and December 31, 2014, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of March 31, 2015 and December 31, 2014, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement, and which was classified as a Level III liability. See Note 4 “Long-Term Debt,” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the condensed statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of March 31, 2015 and December 31, 2014, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the PIPE warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$47	$47	$—	$—
U.S. government agency obligations	15,294	—	15,294	—
Total assets measured at fair value	$15,341	$47	$15,294	$—

Liabilities
PIPE warrants	$848	—	—	$848
Contingent put option liability	307	—	—	307
Total liabilities measured at fair value	$1,155	$—	$—	$1,155

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$33	$33	$—	$—
U.S. government agency obligations	15,312	—	15,312	—
Total assets measured at fair value	$15,345	$33	$15,312	$—

Liabilities
PIPE warrants	$5,577	—	—	$5,577
Contingent put option liability	$282	—	—	$282
Total liabilities measured at fair value	$5,859	$—	$—	$5,859

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of March 31, 2015:

Market price	$3.86
Exercise price	$3.40
Risk-free interest rate	0.89%
Expected volatility	61.0%
Expected life (in years)	2.7
Expected dividend yield	0.0%

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2014:

Market price	$6.73
Exercise price	$3.40
Risk-free interest rate	1.10%
Expected volatility	61.0%
Expected life (in years)	2.92
Expected dividend yield	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2015 and March 31, 2014 (in thousands):

Three Months Ended March 31, 2015
Fair value—beginning of period	$5,859
Change in fair value of PIPE warrants	(4,729)
Change in fair value of contingent put option associated with Amended Loan Agreement with Hercules	25
Fair value—end of period	$1,155

Three Months Ended March 31, 2014
Fair value—beginning of period	$13,445
Change in fair value of PIPE warrants	684
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	(38)
Fair value—end of period	$14,091

3. Collaboration Agreement

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the Manufacturing Agreement, and together with the License Agreement, or the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. The Company retains rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the Supply Agreement, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory.

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

The Company recognized $181,000 and $95,000 of previously deferred revenue related to research and development services under the collaboration agreement during the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, the Company had a deferred revenue balance of $2.2 million. There were no milestone payments received or recognized under these Agreements during the three months ended March 31, 2015.

4. Long-Term Debt

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

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement, or the Loan Agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., together, the Lenders, under which the Company may borrow up to $40.0 million in three tranches. The loans are represented by secured convertible term promissory notes, collectively, the Notes. The Loan Agreement amends and restates the Loan and Security Agreement between the Company and the Lenders dated as of June 29, 2011, or the Original Loan Agreement, as noted above. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement. The Company recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014.

On September 24, 2014, the Company entered into an amendment, or the Amendment, to the Loan Agreement with Hercules. The Amendment extends the time period under which the Company can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to the Company obtaining approval for Zalviso from the U.S. Food and Drug Administration. The Company does not believe it will receive FDA approval of Zalviso by August 1, 2015 and as such, will not have access to the third tranche under the Loan Agreement, as amended (the “Amended Loan Agreement”).

The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement are interest only until April 1, 2015, followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2017, or the Loan Maturity Date. In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

If the Company prepays the Amended Loan Agreement prior to maturity, it will pay Hercules a prepayment charge, based on a percentage of the then outstanding principal balance, 2% if the prepayment occurs after December 16, 2014, but prior to December 16, 2015, or 1% if the prepayment occurs after December 16, 2015.

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

In connection with the Amended Loan Agreement, the Company issued a warrant to each Lender which, collectively, are exercisable for an aggregate of 176,730 shares of common stock and each carry an exercise price of $6.79 per share. See Note 5 “Warrants,” for further description.

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $1.7 million. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the amendment of the loan agreement was considered an extinguishment, the contingent put option liability associated with the Original Loan Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of March 31, 2015 and December 31, 2014, the estimated fair value of the contingent put option liability was $307,000 and $282,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the statements of comprehensive loss.

As of March 31, 2015, the Company had outstanding borrowings under the Amended Loan Agreement of $25.1 million. Interest expense related to the Amended Loan Agreement was $0.8 million for the three months March 31, 2015.

5. Warrants

Series A Warrants

As of March 31, 2015, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

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

As of March 31, 2015, warrants to purchase 176,730 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in December 2018.

In connection with the original loan and security agreement with Hercules, executed in June 2011, the Company issued to Hercules warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share, which were net exercised for 183,404 shares of common stock during the year ended December 31, 2013.

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of March 31, 2015, the fair value of the PIPE warrants was estimated to be $0.8 million. The change in fair value for the three months ended March 31, 2015, which was recorded as other income, was $2.2 million.

During the three months ended March 31, 2015, PIPE warrants to purchase 847,058 shares were net exercised for 527,101 shares of common stock. As of March 31, 2015, PIPE warrants to purchase 512,456 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

6. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Expenses:
Research and development	$702	$479
General and administrative	836	496
Total stock-based compensation expense	$1,538	$975

As of March 31, 2015 there were 2,603,962 shares available for grant, 5,582,360 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan.

7. Restructuring Costs

On March 19, 2015, the Board of Directors of the Company, in connection with its efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced the Company’s workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. In the three months ended March 31, 2015, the Company accrued $754,000 in employee termination benefits related to this restructuring, which was charged to restructuring costs in the Statements of Comprehensive Loss. The balance of the restructuring liability at March 31, 2015 was $754,000. No additional charges are anticipated in connection with this cost reduction plan. The majority of this restructuring liability will be paid in the second quarter of 2015. The Company anticipates the restructuring liability will be fully disbursed by December 31, 2015.

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

During the three months ended March 31, 2015, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at March 31, 2015, compared to the closing share price on December 31, 2014. The decrease in share price created a lower Black-Scholes value and lower liability for the PIPE warrants, which resulted in other income during the three months ended March 31, 2015. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2015	2014

Numerator
Net loss used to compute net loss per share:
Basic	$(10,026)	$(9,631)
Adjustments for change in fair value of warrant liability	(2,186)	—

Diluted	$(12,212)	$(9,631)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	43,873,108	43,190,409
Dilutive effect of warrants	553,349	—

Diluted	44,426,457	43,190,409

Net loss per share — basic	$(0.23)	$(0.22)

Net loss per share — diluted	$(0.27)	$(0.22)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	March 31,
	2015	2014
Stock options to purchase common stock	5,582,360	5,083,428
Restricted stock units	—	—
Common stock warrants	692,611	1,674,669

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

The Company also entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement. Under the terms of the Capital Agreement, as amended in January 2014, or the Amended Capital Agreement, the Company has made and has the option to make certain future modifications to Patheon’s Cincinnati facility and which would be the responsibility of the Company. If additional equipment and facility modifications are required to meet the Company’s Product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications.

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for the Company’s products, none of which have been approved for commercialization; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

Grünenthal

On December 16, 2013, the Company and Grünenthal entered into a License Agreement and Manufacturing Agreement. The License Agreement grants Grünenthal rights to commercialize Zalviso, the Company’s Product in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings, or the Field.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the process and timing of anticipated future development of AcelRx's product candidates, including Zalviso and ARX-04; AcelRx's plans to seek a pathway forward towards gaining approval of Zalviso in the U.S., including potential additional clinical studies, additional Human Factors studies, or one of the dispute resolution processes provided for by the U.S. Food and Drug Administration, or FDA; resubmission of the Zalviso New Drug Application, or NDA, to the FDA; our ability to receive regulatory approval for our product candidates, including Zalviso, in the United States and Europe; the success, cost and timing of all product development activities and clinical trials, including the clinical trial requested by the FDA for Zalviso and the Phase 3 ARX-04 clinical development program; ability to finalize the contract with the Department of Defense, or DoD, to provide funding for the development of ARX-04; our future operating expenses; our future losses; the sufficiency of our cash resources; the market potential for our product candidates; our estimates regarding expenses, capital requirements and needs for financing; and potential milestones and royalty payments under the Grünenthal agreement. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. Our lead product candidate is ZalvisoTM. Zalviso is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. Zalviso consists of sufentanil sublingual tablets delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system (together, “Zalviso”).

On July 25, 2014, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, for our New Drug Application, or NDA, for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. There were no requests for additional clinical studies in the CRL. In the third quarter of 2014, we held a Type A meeting with the FDA to discuss the Zalviso CRL received in July. During the meeting we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission. In advance of resubmitting our Zalviso NDA, we agreed with the FDA to submit protocols for the bench testing and Human Factors, or HF, studies for their review and comment. In addition, the FDA requested in the minutes of the meeting that we provide a risk assessment that analyzes the risks associated with inadvertent dosing and the rationale that bench testing and HF studies are sufficient to address the specific items included in the CRL. We submitted the protocols and this rationale in the fourth quarter of 2014. In January 2015, we received feedback from the FDA on the protocol and the planned analysis of the results of the bench test. No modifications to the conduct of the bench test were necessary; however, in response to the FDA’s request, we refined the planned analysis of the bench test results. In February 2015, we received feedback from the FDA on the HF protocols. In this feedback, the FDA confirmed that the HF studies as proposed were acceptable to evaluate the design changes related to inadvertent dispensing of tablets. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, we submitted a request to the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. We are consulting with regulatory, legal and clinical advisors to determine our next steps. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through one of the FDA prescribed pathways, as well as conducting additional clinical and Human Factors studies. As a result of this most recent FDA communication, the resubmission of the Zalviso NDA is on hold. We will provide an update as to our next steps once we finalize our plan for moving forward towards gaining Zalviso approval in the U.S. The FDA has precleared certain aspects of our proposed Risk Evaluation and Mitigation Strategy, or REMS, and indicated that they will continue discussion of our proposed REMS after the Zalviso NDA has been resubmitted.

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

We submitted an NDA for Zalviso in September 2013 and, in December 2013, we announced that the FDA accepted for filing the Zalviso NDA. As mentioned above, the FDA issued a CRL for Zalviso on July 25, 2014, and in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We believe that an additional clinical study should not be required to demonstrate the safety and efficacy of the Zalviso System beyond what has already been established in the Phase 3 clinical studies, as well as the bench testing and Human Factors studies.

ARX-04

We are also developing a sufentanil sublingual single-dose tablet, or ARX-04, for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings of acute pain. Examples are: in emergency room patients; post-operative patients who are transitioning from the operating room to the recovery floor; patients who are recovering from either short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; treatment of battlefield casualties; and patients being transported by paramedics. In December 2013, we completed an End-of-Phase 2 Meeting with the FDA to identify a Phase 3 program pathway forward for evaluation of ARX-04. We reported dosing of the first patient in a pivotal Phase 3 study of ARX-04 in March 2015. Pending completion of enrollment, we anticipate data from this study in the fourth quarter of 2015.

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

In the second quarter of 2015, contingent on DoD funding, we plan to initiate our second planned Phase 3 clinical trial, an open-label safety study of patients who present to the emergency room with moderate-to-severe pain due to trauma or injury. We expect top-line data from this trial in the second half of 2015. Approximately 40 patients are planned to be enrolled in this study. Timing of this trial is currently pending finalization of the DoD contract. Should we have delays in such contract negotiations, we may elect to delay the start of this Phase 3 trial beyond the second quarter of 2015.

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

Our revenues since inception have consisted primarily of revenues from our collaboration with Grünenthal and our research grant with the USAMRMC. As mentioned above, we have been notified by the DoD that we have been offered a contract to provide partial funding to support further development of ARX-04. We are currently engaged in the contracting process with the DoD to determine the nature, scope, amount and timing of the contract.

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

Our net losses were $10.0 million and $9.6 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $188.8 million. As of March 31, 2015, we had cash, cash equivalents and investments totaling $64.4 million compared to $75.4 million as of December 31, 2014.

In December 2013, we entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The Loan Agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Original Loan Agreement with Hercules. On June 16, 2014, we borrowed the second tranche of $10.0 million. On September 24, 2014, we entered into an amendment, or the Amendment, to the Loan Agreement with Hercules. The Amendment extends the time period under which we can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to our obtaining approval for Zalviso from the FDA. We do not believe we will receive FDA approval of Zalviso by August 1, 2015 and as such, will not have access to the third tranche under the Loan Agreement, as amended, or the Amended Loan Agreement. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement are interest only until April 1, 2015 followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2017, or the Loan Maturity Date. In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property.

As of March 31, 2015, the outstanding principal owed to Hercules was $25.1 million.

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

In July 2014, Grünenthal filed an MAA with the EMA under the centralized procedure in the European Union, or EU, for Zalviso for the management of moderate-to-severe acute pain in adult patients in a medically-supervised environment. In the fourth quarter of 2014, Grünenthal received 120-day questions from the EMA per the EMA’s standard regulatory review process. On March 22, 2015, Grünenthal confirmed that the Committee for Medicinal Products for Human Use, or CHMP, of the EMA had received the submitted responses to the Day 120 List of Questions and that the review of the response has been initiated. AcelRx and Grünenthal expect to receive the EMA Day 180 List of Outstanding Issues during the second quarter of 2015. The evaluation by the CHMP takes up to 210 active days plus “clock stops”, at the end of which the CHMP will adopt an opinion on whether Zalviso should be marketed or not. This opinion is subsequently transmitted to the European Commission, which has the ultimate authority for granting marketing authorizations in the EU.

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

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenue

To date, we have not generated any commercial product revenue. We do not expect to receive any commercial sales revenue from any product candidates that we develop until we, or our collaborators, obtain regulatory approval and commercialize our products.

Collaboration Agreement

As mentioned above, in December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for use in the management of moderate-to-severe acute pain within a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Asia and Latin America. Under the terms of the agreement, we received an upfront cash payment of $30.0 million, and a milestone payment of $5.0 million related to the MAA submission, which occurred in July 2014. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. If approved, we are eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Revenue for the three months ended March 31, 2015 and 2014, was $181,000 and $95,000, respectively, all of which related to development work associated with our collaboration with Grünenthal.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to Zalviso. Research and development expenses included the following:

•	expenses incurred under agreements with contract research organizations and clinical trial sites;

•	employee- and consultant-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party pharmaceutical and engineering development contractors;

•	payments to third party manufacturers;

•	depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and equipment and laboratory and other supply costs; and

•	costs for equipment and laboratory and other supplies.

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

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Zalviso	$1,669	$1,722
ARX-04	1,162	705
Overhead	3,475	2,284
Total research and development expenses	$6,306	$4,711

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

Total research and development expenses for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)
Research and development expenses	$6,306	$4,711	$1,595	34%

The $1.6 million increase during the three months ended March 31, 2015 was primarily attributable to a $0.5 million increase related to the initiation of our ARX-04 Phase 3 clinical trial, a $1.2 million increase in overhead related expenses, primarily headcount-related expenses due to increased medical affairs personnel, which were subsequently eliminated as part of a cost reduction plan, including stock-based compensation. These increases were partially offset by a decrease of $0.1 million related to our Zalviso development program.

On March 19, 2015, our Board of Directors implemented a cost reduction plan. See “Restructuring Costs” below for additional information.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration, finance, marketing and business development activities. Other significant expenses included legal expenses to pursue patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses to continue to decrease in the next quarter as a result of the cost reduction plan and then remain flat as we focus our efforts on seeking marketing approval for Zalviso, and the continued development of ARX-04.

Total general and administrative expenses for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)
General and administrative expenses	$4,521	$3,925	$596	15%

The $0.6 million increase in general and administrative expenses during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to an increase of $0.9 million in headcount-related expenses, including stock-based compensation expense, and an increase in depreciation expense of $0.3 million due to an increase in fixed assets, partially offset by a decrease in consulting costs of $0.6 million, primarily related to market research activities for Zalviso.

On March 19, 2015, our Board of Directors implemented a cost reduction plan. See “Restructuring Costs” below for additional information.

Restructuring Costs

In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On March 19, 2015, our Board of Directors, in connection with our efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015.

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)
Restructuring costs	$754	$—	$754	100%

Restructuring costs in the three months ended March 31, 2015 consist of employee termination benefit costs of $754,000.

Interest Expense

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Total interest expense for the three months ended March 31, 2015 and March 31, 2014 was as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2015	2014	(Decrease)	(Decrease)
Interest expense	$806	$472	$334	71%

Interest expense for both periods pertains to interest on our loan and security agreement with Hercules. In December 2013, we entered into the Amended Loan Agreement with Hercules, which amends and restates the Original Loan Agreement. The overall debt facility was increased to $40.0 million, $25.1 million of which was outstanding as of March 31, 2015, and the maturity was extended to October 1, 2017. On June 16, 2014, we borrowed the second tranche of $10.0 million. As a result, the amount of interest expense incurred increased during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, during the three months ended March 31, 2014 and 2013, consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012.

Total interest income and other income (expense), net for the three months ended March 31, 2015 and March 31, 2014 was as follows (in thousands):

	Three Months Ended March 31,		Increase/
	2015	2014	(Decrease)
Interest income and other income (expense), net	$2,180	$(618)	$(2,798)

The $2.8 million decrease in interest income and other income (expense), net during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily attributable to fewer PIPE warrants outstanding at March 31, 2015 compared to March 31, 2014, and a decrease in our stock price during the first quarter of 2015 compared to an increase the first quarter of 2014, which is the primary driver in the Black-Scholes valuation model used to estimate the fair value of the PIPE warrants.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses and negative cash flows in 2015 and may incur significant losses and negative cash flows for the foreseeable future. We have funded our operations primarily through the issuance of equity securities and debt financings, and through our collaboration agreement with Grünenthal, which we entered into in December 2013.

As of March 31, 2015, we had cash, cash equivalents and investments totaling $64.4 million compared to $75.4 million as of December 31, 2014. The decrease was primarily attributable to cash required to fund our continuing operations, as we continue our research and development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first half of 2016, excluding any potential proceeds from sales or milestones associated with our collaboration with Grünenthal, additional financings or other corporate partnerships. While we believe we have sufficient capital to meet our operational requirements through at least the first half of 2016, our expectations may change depending on a number of factors. For example, based on potential future discussion with the FDA regarding their request for a clinical trial for Zalviso, the FDA may indicate a scope or design of clinical trial that is beyond what our current and estimated future capital resources can support. If we were to decide to proceed with a large scale clinical trial, we would need to raise additional capital. In addition, completion of the ARX-04 development program is contingent on future funding from the DoD. We do have sufficient resources to initiate and complete the pivotal Phase 3 trial for ARX-04 which we initiated in March 2015. Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(10,749)	$(10,132)
Net cash used in investing activities	(514)	(1,242)
Net cash provided by financing activities	369	560

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates, including commercial readiness activities for our lead product candidate, Zalviso. Our cash used for operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, interest expense related to our debt financings and the revaluation of our PIPE warrant liability and the contingent put option liability.

Cash used in operating activities of $10.7 million during the three months ended March 31, 2015, reflected a net loss of $10.0 million, partially offset by aggregate non-cash charges of $0.1 million, and a net change of $0.8 million in our net operating assets and liabilities. Non-cash charges included $1.5 million for stock-based compensation, offset by $2.2 million for the change in fair value of our PIPE warrant liability and contingent put liability. The net change in our operating assets and liabilities was primarily a result of a decrease in accrued liabilities of $0.9 million, largely due to payment of compensation-related expenses.

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

During the three months ended March 31, 2015, cash used in investing activities of $0.5 million was primarily as a result of $2.5 million for purchases of investments and $0.5 million for purchases of property and equipment, partially offset by $2.5 million in proceeds from maturity of investments.

During the three months ended March 31, 2014, cash used in investing activities of $1.2 million was primarily as a result of $1.4 million for purchases of investments and $1.1 million for purchases of property and equipment, partially offset by $1.3 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of March 31, 2015, we had outstanding debt of $25.1 million.

During the three months ended March 31, 2015, cash provided by financing activities of $0.4 million as a result of purchases made under our 2011 Employee Stock Purchase Plan.

During the three months ended March 31, 2014, cash provided by financing activities of $0.6 million as a result of purchases made under our 2011 Employee Stock Purchase Plan.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including continued development of Zalviso, ARX-04 and the potential commercialization of our product candidates, if approved. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first half of 2016. Our current operating plan includes the continued development of ARX-04, specifically initiation and completion of a pivotal Phase 3 clinical trial. These assumptions may change as a result of many factors. For example, the FDA has informed us that a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We are consulting with regulatory, legal and clinical advisors to determine our next steps. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through one of the FDA prescribed pathways, as well as conducting additional clinical and Human Factors studies. The pathway forward for Zalviso could have a material impact to our operating spend. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous forward looking factors, including but not limited to the following:

•	the outcome, timing and cost of regulatory approvals;

•	expenditures related to the activities required in support of our resubmission of the Zalviso NDA, including an additional clinical trial for Zalviso, as requested by the FDA;

•	expenditures related to our commercialization preparation of Zalviso;

•	future manufacturing, selling and marketing costs related to Zalviso, if the product candidate is approved for marketing, including our contractual obligations to Grünenthal;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with the pending securities lawsuit, as well as any other litigation.

We will need substantial funds to:

•	commercialize any products we market, including Zalviso, if approved;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates; and

•	conduct research and development programs.

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

Contractual Obligations

During the three months ended March 31, 2015, there were no material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

Through March 31, 2015, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of March 31, 2015, consisted primarily of primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on March 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Part II. Other Information

Item 1. Legal Proceedings

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against AcelRx and certain of our current and former officers. On April 17, 2015, lead plaintiff filed an amended complaint. The amended complaint alleges that between September 30, 2013 and July 25, 2014, AcelRx and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to our lead drug candidate, Zalviso. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The last day for the Company to respond to the amended complaint is June 1, 2015. We believe that we have meritorious defenses and intend to defend against this lawsuit vigorously.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our Phase 3 program for Zalviso consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted a New Drug Application, or NDA, for Zalviso to the U.S. Food and Drug Administration, or FDA, on September 27, 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In September 2014, we held a Type A meeting via a teleconference with representatives from the FDA to review our proposed response to the Zalviso CRL. We submitted a Briefing Document to the FDA ahead of the teleconference and received preliminary comments from the FDA on the Briefing Document. During the meeting, we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission, including submission of protocols for the bench testing and Human Factors, or HF, studies for their review and comment. In addition, the FDA requested in the minutes of the meeting, that we provide a risk assessment that analyzes the risks associated with inadvertent dosing and the rationale that bench testing and HF studies are sufficient to address the specific items included in the CRL. We submitted the protocols and this rationale in the fourth quarter of 2014. In January 2015, we received feedback from the FDA on the protocol and planned analysis of the results of the bench test. Based on the FDA feedback, no modifications to the conduct of the bench test were necessary; however, in response to the FDA’s request, we refined the planned analysis of the bench test results. In February 2015, we received feedback from the FDA on the HF protocols. In this feedback, the FDA confirmed that the HF studies as proposed were acceptable to evaluate the design changes related to inadvertent dispensing of tablets. In March 2015, we received additional correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures.

On April 21, 2015, we submitted a request to the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. We are consulting with regulatory, legal and clinical advisors to determine our next steps. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through one of the FDA prescribed pathways, as well as conducting additional clinical and Human Factors studies. As a result of this most recent FDA communication, the resubmission of the Zalviso NDA is on hold. We will provide an update as to our next steps once we finalize our plan for moving forward towards gaining Zalviso approval in the U.S.

Our proposed trade name of Zalviso has been approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name Zalviso prior to commercialization may be worthless.

Any delay in approval by the FDA of the Zalviso NDA, if, and when, it is resubmitted, may negatively impact our stock price and harm our business operations. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for Zalviso, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Although we have received CE Mark approval permitting the commercial use of the Zalviso device in the European Union, Grünenthal may never achieve regulatory approval for Zalviso in their licensed territories, including the EU and Australia, in which case, we would not receive development or sales milestones, or product royalties, which could have a material adverse effect on our business.

We may decide to enter into the dispute resolution process through one of the FDA prescribed pathways with the FDA.*

As noted above, on May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. We are consulting with regulatory, legal and clinical advisors to determine our next steps. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through one of the FDA prescribed pathways, as well as conducting additional clinical and Human Factors studies. Even if we determine a pathway forward for Zalviso that includes additional clinical and Human Factors studies, there is no guarantee that we will be able to define the nature and scope of any additional clinical trials and Human Factor studies to meet their request. We may choose to enter into one of the FDA prescribed dispute resolution pathways, including the formal dispute resolution process with the FDA. Under FDA guidance, the formal dispute resolution process is a request for review above the FDA division level. There is no guarantee that the dispute resolution process, nor any additional work we perform related to Zalviso, including an additional human clinical trial, would be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of Zalviso in a timely fashion, if at all. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all.

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.*

We have reported positive top-line data from each of our three Zalviso Phase 3 clinical trials, as well as our Phase 2 clinical trial, which will be considered a pivotal study, for ARX-04. However, even if we believe that the data from clinical trials is positive, the FDA could analyze our data using alternative strategies and determine that the data from our trials was negative or inconclusive. Negative or inconclusive results of a clinical trial could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results. Any such determination by the FDA would delay the timing of our commercialization plan for Zalviso, or further development of our other product candidates, and adversely affect our business operations. For example, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for Zalviso, which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures.

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

We have never responded to a Complete Response Letter nor resubmitted an NDA. Activities that we undertake to address issues raised in the CRL may be deemed insufficient by the FDA.*

We recently completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the Zalviso NDA.

In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, we submitted a request to the Division of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. We are consulting with regulatory, legal and clinical advisors to determine our next steps. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through one of the FDA prescribed pathways, as well as conducting additional clinical and Human Factors studies. As a result of this most recent correspondence, we may require additional funding. Even if we have appropriate resources to conduct an additional clinical trial, there is no guarantee that the trial results would address the issues raised by the FDA. We may be unable to obtain additional funding on favorable terms, if at all. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for Zalviso, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

Additional time may be required to obtain regulatory approval for Zalviso because it is a drug/device combination.*

Zalviso is a combination product candidate with both drug and device components. Zalviso is viewed as a combination product by the FDA, and both drug and device components were required for review as part of our NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as Zalviso. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA. For example, the Zalviso CRL received from the FDA in July 2014 contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, we submitted a request to the Division of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. We are consulting with regulatory, legal and clinical advisors to determine our next steps. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through one of the FDA prescribed pathways, as well as conducting additional clinical and Human Factors studies. We may be unable to come to an agreement with the FDA on the need, design or objectives of the requested clinical trial. Even if we come to an agreement on the design and objectives of the clinical trial and are able to complete the clinical trial, the FDA may deem the results of the clinical trial, as well as bench testing and/or the Human Factors studies inadequate, which could delay or preclude any approval of Zalviso.

We cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.*

We cannot commercialize any of our product candidates, including Zalviso, until the appropriate regulatory authorities, such as the FDA or the European Medicines Agency, or EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. We received a CRL for Zalviso on July 25, 2014, which contains requests for additional information on the Zalviso System and requires us to complete additional bench testing and Human Factors studies. In the CRL, the FDA acknowledged that it had not reviewed several of the amendments to the NDA we submitted to the FDA before the CRL was issued. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, we submitted a request to the Division of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. We are consulting with regulatory, legal and clinical advisors to determine our next steps. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through one of the FDA prescribed pathways, as well as conducting additional clinical and Human Factors studies. Additional delays may result if any of our product candidates is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

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

 Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidates as a result of such inspections. In June 2014, the FDA completed an inspection at our corporate offices. We received a single observation on a Form 483 as a result of the inspection. In addition, in January 2015, the EMA conducted a pre-approval inspection of our Zalviso contract manufacturer’s manufacturing and packaging site, and provided its observations. Although we believe we have adequately addressed these observations in revised standard operating procedures, we, our contract manufacturers, and their vendors, are all subject to preapproval inspections at any time. The results of these inspections could impact our ability to obtain FDA or EMA approval for Zalviso, and, if approved, our ability to launch and successfully commercialize Zalviso.

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

Even if we obtain regulatory approval for Zalviso and our other product candidates, we and our collaborators face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Even if we obtain regulatory approval in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. Additionally, the labeling ultimately approved for Zalviso and our other product candidates, if approved, will likely include restrictions on use due to the opioid nature of sufentanil.

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

Even if we obtain FDA approval for Zalviso or any of our product candidates in the United States, we may never obtain approval for or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we or our collaborators, including Grünenthal in Europe, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. For example, in October 2012, we received notice from the EMA that Zalviso was eligible for centralized European review, and in July 2014, Grünenthal filed a Marketing Authorization Application, or MAA, for Zalviso under the centralized procedure in the EU. In the fourth quarter of 2014, Grünenthal received 120-day questions from the EMA per the EMA’s standard regulatory review process. On March 22, 2015, Grünenthal confirmed that the Committee for Medicinal Products for Human Use, or CHMP, of the EMA had received the submitted responses to the Day 120 List of Questions and that the review of the response has been initiated. AcelRx and Grünenthal expect to receive the EMA Day 180 List of Outstanding Issues during the second quarter of 2015. The evaluation by the CHMP takes up to 210 active days plus “clock stops”, at the end of which the CHMP will adopt an opinion on whether Zalviso should be marketed or not. This opinion is subsequently transmitted to the European Commission, which has the ultimate authority for granting marketing authorizations in the EU.

As noted elsewhere, in March 2015, we received correspondence from the FDA stating that a clinical trial is needed for Zalviso in order to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We do not know what impact, if any, this may have on the EMA’s regulatory review process of the Zalviso MAA. The EMA may at any time during its review process find issues with the MAA, and may require additional activities and data, including additional clinical trials, in order to support its review of the Zalviso MAA. Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. Our current clinical trial data may not be sufficient to support marketing approval in all territories. In addition, we lack the personnel, expertise and capabilities to gain regulatory approval of our product candidates on a global basis without a collaboration partner. If Zalviso is approved for sale in Europe, we will rely on Grünenthal to commercialize it. While Grünenthal does have products approved in international markets, we do not have any product candidates approved for sales in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. Grünenthal’s experience in international markets does not guarantee regulatory approval or compliance with regulatory requirements in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2015 and may continue to incur losses for the foreseeable future.*

Since our inception in 2005, we have focused primarily on development of our lead product candidate, Zalviso. We have three additional product candidates that have completed Phase 2 development: the sufentanil sublingual tablet BTP management system, or ARX-02, the sufentanil/triazolam sublingual tablet, or ARX-03, and sufentanil sublingual single-dose acute pain tablet, or ARX-04. We have incurred significant net losses in each year since our inception in July 2005, and as of March 31, 2015, we had an accumulated deficit of $188.8 million.

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

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, including conducting ARX-04 Phase 3 clinical trials, development activities associated with Zalviso to respond to issues raised by the FDA and other research and development activities to advance our product candidates. While we believe we have sufficient capital resources to continue planned operations through at least the first half of 2016, we may need additional capital to continue development of Zalviso, ARX-04 and our other product candidates and will need additional capital to potentially pursue commercialization of any of our product candidates.

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete a clinical trial. This request, and the time needed to meet with the FDA to better understand the request, and any further development activities can be time consuming and costly. Even if we have sufficient resources to complete an additional clinical trial for Zalviso, and we may not depending on the size, scope and potential outcome of the trial, regulatory review for Zalviso, and a potential launch of a commercial product is expensive. In addition, commercialization costs for Zalviso in the United States may be significantly higher than estimated. We may experience technical difficulties in our commercialization efforts or otherwise, which could substantially increase the costs of commercialization. Revenues may be lower than expected and accordingly costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. To raise capital, we may seek to sell additional equity or debt securities, monetize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all. Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of, or eliminate, one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. We drew the first tranche of $15.0 million at the closing of the new credit facility and the second tranche of $10 million on June 16, 2014. We will not have access to the third tranche of up to $15.0 million under the current agreement, as it is conditioned upon FDA approval to market Zalviso in the United States by August 1, 2015. We began making principal payments in April 2015. The scheduled maturity date is October 1, 2017.

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

We may not secure additional funding from the Department of Defense for the advancement of ARX-04.*

In the second half of 2014, we were notified by the DoD that we had been offered a contract to provide partial funding to support further development of ARX-04. We initiated our first planned Phase 3 trial for ARX-04 at the end of March 2015, but we have postponed other development activities for ARX-04 until we can finalize the contract with the DoD. While we still anticipate receiving some funding to support ARX-04 from the DoD, we may not receive funding in a timely manner, we may receive funding at a level significantly less than our proposal, or we may not receive funding at all. In addition, even if we receive funding, such funding will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. We currently do not have all such required policies and procedures in place as we have never received a government contract before. We are working on implementing the required policies and procedures to be able to receive DoD funding. Even if we are able to implement all required procedures, the DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the contract. Continued delay from the DoD or lack of ARX-04 supportive funding, may adversely affect our ability to continue to advance the development of ARX-04. For example, the initiation of an additional trial for ARX-04 is contingent on DoD funding.

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

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. As mentioned above, the CRL from the FDA contains a request for additional information on the Zalviso System to ensure proper use of the device. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we have performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We have made modifications to the design of the Zalviso device subsequent to the original submission of the Zalviso NDA, which we plan to include as a part of any resubmitted NDA. If we are required to further modify the Zalviso device, we may incur higher costs and experience delays in the approval and ultimate commercialization of Zalviso. Furthermore, if the identified changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

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

As a result of delays in the resubmission of the Zalviso NDA and obtaining FDA approval, our Board of Directors implemented a cost reduction plan that reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. As a result, the build out of our commercial capabilities, including internal sales, marketing, supply chain and medical affairs departments is currently on hold. This delay in recruiting and hiring the appropriate individuals could adversely affect the potential success of any future approved product candidates, including Zalviso.

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

Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. In addition, oral and parenteral opioids administered by the nurse are used to manage moderate-to-severe acute pain in the hospital, available both as branded and generic products. These oral opioids, as well as IV PCA opioids, are often used as part of a multi-modal analgesia approach, which might include, in addition to the opioid, NSAIDs, acetaminophen, gabapentanoids and other pain management modalities, as well as local anesthetic blocks to provide temporary blockage of the pain signal, either as a wound infiltration agent or as a nerve block. These local anesthetic agents such as bupivacaine can also utilize controlled-release formulations such as Pacira’s EXPAREL. In addition, Halyard Health, Inc. has developed a medical device, the ON-Q* Pain Relief System, which is a non-narcotic elastomeric pump that automatically and continuously delivers a regulated flow of local anesthetic to a patient’s surgical site or in close proximity to nerves, providing targeted pain relief for up to five days. Additional potential competitors for Zalviso include the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and most recently by The Medicines Company. On April 30, 2015, IONSYS was approved for marketing in the U.S. by the FDA. The Medicines Company expects IONSYS to be available in the U.S. in the third quarter of 2015, providing a first-to-market advantage for IONSYS. Cara Therapeutics is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute postoperative pain. In January 2015, Trevena initiated a Phase 2b clinical study of TRV130. Recro Pharma is developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain. Finally, Innocoll is developing XARACOLL a controlled-release resorbable implant containing bupivacaine, and Durect has been developing POSIDUR, a controlled-release bupivacaine product candidate utilizing Durect’s SABER technology.

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

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. More specifically, competitors for ARX-04 in the emergency department are likely to include generic injectable intravenous opioids such as morphine, hydromorphone and fentanyl. In this environment, ARX-04 may also compete with other branded non-invasive products such as Eagalet’s SPRIX, Hospira’s DYLOJECT, Pfizer’s OXECTA, Depomed’s NUCYNTA, BMS’s COMBUNOX, Purdue’s OXYFAST, Endo’s OPANA, or generic oral opioids which have moderate to severe acute pain labeling. In the short-stay or ambulatory surgery segment, ARX-04 will likely compete with these products in addition to generic injectable local anesthetics such as bupivacaine, or branded formulations thereof, including Pacira’s EXPAREL. Within the military environment, and in certain civilian settings, ARX-04 competitors may also include intramuscular morphine injections which are marketed by a variety of generic manufacturers.

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

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approval of products and the commercialization of those products. Accordingly, our competitors may be more successful than we are in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs or drug delivery systems may be more effective, have fewer adverse effects, be less expensive to develop and manufacture, or be more effectively marketed and sold than any product candidate we may commercialize. This may render our product candidates obsolete or non-competitive before we can recover our losses. We anticipate that we will face intense and increasing competition as new drugs enter the market and additional technologies become available. These entities may also establish collaborative or licensing relationships with our competitors, which may adversely affect our competitive position. Finally, the development of different methods for the treatment of moderate-to-severe acute pain (Zalviso and ARX-04) or breakthrough pain (ARX-02) could render our products non-competitive or obsolete. These and other risks may materially adversely affect our ability to attain or sustain profitable operations.

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

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers have applied annually for a quota on our behalf. We will need significantly greater amounts of sufentanil to implement our commercialization plans for any of our products that may be approved by the FDA in the future, including Zalviso. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development of any of our product candidates or the commercial sale of any approved products. For example, recently, the DEA has denied our Zalviso contract manufacturer the commercial portion of our sufentanil quota. While it is common DEA practice to deny commercial quotas for product candidates not yet approved by the FDA, and we will request commercial quota as we approach FDA and EMA approval, there is no guarantee that we will receive such quota in a timely manner or sufficient quantity, which could delay our Zalviso commercial launch in the U.S. or other territories. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical trials, or delays in the regulatory approval process, may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives. On November 5, 2014, we announced that the Board of Directors has initiated a search to replace Richard King, our President and Chief Executive Officer. On March 31, 2015, Mr. King’s employment with the Company terminated. On March 19, 2015, the Board of Directors of the Company appointed Howard B. Rosen, a member of the Company’s Board of Directors, as interim Chief Executive Officer effective April 1, 2015. While Mr. Rosen has agreed to serve as the Company’s Chief Executive Officer and principal executive officer on an interim basis, there can be no assurance that a permanent replacement will be found on a timely basis, or at all. Our inability to find a suitable permanent replacement may have a detrimental impact on the organization and impede the progress of our research, development and commercialization objectives, as well as our ability to raise additional capital as needed.

In the future, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2015, we had 36 full-time employees. On March 19, 2015, our Board of Directors, in connection with our efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. As our product candidates mature and approach potential commercialization, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of March 31, 2015, we are the owner of record of 38 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and platform technology. These issued patents are expected to provide coverage through 2027 – 2030.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

Since our initial public offering, or IPO, in February 2011, the trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, our stock price declined by more than 40% on July 28, 2014, the first trading day following the announcement of the receipt of the CRL from the FDA. In addition, our stock price dropped by 37% on March 9, 2015, the day we announced the correspondence we received from the FDA requesting a clinical trial to assess the risk of inadvertent dispensing and overall risk of dispensing failures for Zalviso. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Historically, our common stock has thinly traded, and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.*

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the quarters ended March 31, 2015 and 2014 was approximately 650,000 and 610,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.*

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

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against AcelRx and certain of our current and former officers. On April 17, 2015, lead plaintiff filed an amended complaint. The amended complaint alleges that between September 30, 2013 and July 25, 2014, AcelRx and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to our lead drug candidate, Zalviso. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The last day for the Company to respond to the amended complaint is June 1, 2015. This lawsuit and any future related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could adversely affect our business. Further, any negative outcome from such lawsuit could result in payments of monetary damages, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2015, the Company issued 527,101 shares of common stock to LSP Life Sciences Fund N.V. These shares were issued upon a net exercise of the warrant to purchase 847,058 shares of common stock that was issued in a private placement transaction not involving a public offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The conversion of the warrants into common stock was an exempt exchange under Section 3(a)(9) of the Securities Act. The shares were issued pursuant to a “cashless” exercise of warrants and the Company received no proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit			SEC
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December 16, 2013	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

10.1+	Offer Letter between the Registrant and Howard B. Rosen, effective as of April 1, 2015.	8-K	001-35068	10.1	4/3/2015

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

Date: May 4, 2015	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit			SEC
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December 16, 2013	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

10.1+	Offer Letter between the Registrant and Howard B. Rosen, effective as of April 1, 2015.	8-K	001-35068	10.1	4/3/2015

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.