Form 10-Q
period 2015-06-30
ACELRX PHARMACEUTICALS INC
filed 2015-08-04
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

or

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

As of July 21, 2015, the number of outstanding shares of the registrant’s common stock was 44,374,509.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “ACELRX” and “ACCELERATE, INNOVATE, ALLEVIATE” are U.S. registered trademarks owned by AcelRx Pharmaceuticals, Inc. This report also contains other trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2015 (Unaudited)	December 31, 2014(1)
Assets
Current Assets:
Cash and cash equivalents	$35,842	$60,038
Short-term investments	15,353	15,312
Prepaid expenses and other current assets	2,324	948

Total current assets	53,519	76,298
Property and equipment, net	9,715	9,818
Restricted cash	250	250
Other assets	76	81

Total Assets	$63,560	$86,447

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,597	$2,431
Accrued liabilities	2,048	3,654
Deferred revenue, current portion	152	787
Long-term debt, current portion	9,509	6,859

Total current liabilities	13,306	13,731
Deferred rent	479	529
Long-term debt, net of current portion	13,623	18,046
Deferred revenue, net of current portion	1,594	1,626
Contingent put option liability	251	282
Warrant liability	916	5,577

Total liabilities	30,169	39,791

Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 44,374,509 and 43,712,363 shares issued and outstanding as of June 30, 2015 and December 31, 2014	44	43
Additional paid-in capital	231,074	225,423
Accumulated deficit	(197,728)	(178,806)
Accumulated other comprehensive income (loss)	1	(4)

Total stockholders’ equity	33,391	46,656

Total Liabilities and Stockholders’ Equity	$63,560	$86,447

(1)

The condensed balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Contract	$1,438	$—	$1,438	$—
Collaboration agreement	486	71	667	166

Total revenue	1,924	71	2,105	166

Operating expenses:
Research and development	7,310	7,284	13,616	11,995
General and administrative	2,735	5,047	7,256	8,972
Restructuring costs	2	—	756	—

Total operating expenses	10,047	12,331	21,628	20,967

Loss from operations	(8,123)	(12,260)	(19,523)	(20,801)
Interest expense	(777)	(530)	(1,583)	(1,002)
Interest income and other income (expense), net	4	2,215	2,184	1,597

Net loss	(8,896)	(10,575)	(18,922)	(20,206)

Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	1	(2)	5	(2)

Comprehensive loss	$(8,895)	$(10,577)	$(18,917)	$(20,208)

Net loss per share of common stock, basic	$(0.20)	$(0.24)	$(0.43)	$(0.47)

Net loss per share of common stock, diluted	$(0.20)	$(0.30)	$(0.47)	$(0.50)

Shares used in computing net loss per share of common stock, basic	44,343,270	43,333,210	44,109,488	43,262,204

Shares used in computing net loss per share of common stock, diluted – see Note 9	44,343,270	44,310,166	44,397,471	43,774,033

See notes to condensed financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18,922)	$(20,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	997	318
Amortization of premium/discount on investments, net	47	140
Interest expense related to debt financing	472	279
Restructuring costs	(756)	—
Stock-based compensation	2,649	1,869
Revaluation of put option and PIPE warrant liabilities	(2,148)	(1,719)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,376)	(23)
Accounts payable	(834)	457
Accrued liabilities	(850)	(871)
Deferred revenue	(667)	(167)
Deferred rent	(50)	(20)

Net cash used in operating activities	(21,438)	(19,943)

Cash flows from investing activities:
Purchase of property and equipment	(894)	(1,959)
Purchase of investments	(5,543)	(4,879)
Proceeds from maturity of investments	5,460	5,379

Net cash used in investing activities	(977)	(1,459)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,000
Payment of long-term debt	(2,240)	—
Net proceeds from issuance of common stock through equity plans and exercise of warrants	459	729

Net cash (used in) provided by financing activities	(1,781)	10,729

Net decrease in cash and cash equivalents	(24,196)	(10,673)
Cash and cash equivalents—Beginning of period	60,038	88,401

Cash and cash equivalents—End of period	$35,842	$77,728

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. AcelRx intends to commercialize its product candidates in the United States and license the development and commercialization rights to its product candidates for sale outside of the United States through strategic partnerships and collaborations. AcelRx may also consider the option to enter into strategic partnerships for its product candidates in the United States. In March 2015, the Company began a pivotal Phase 3 study of ARX-04 (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled, single-dose applicator, or SDA. This study, SAP301, is a multi-center, double-blind, placebo-controlled study that will evaluate the efficacy and safety of ARX-04 vs. placebo for the treatment of moderate-to-severe acute pain following ambulatory abdominal surgery. This study is fully enrolled and top-line data is expected early in the fourth quarter of 2015. The Company believes ARX-04 may be a candidate for use in a variety of medically supervised settings to manage moderate-to-severe acute pain, including in the emergency room, or for post-operative patients, following either short-stay or ambulatory surgery.

On July 25, 2014, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, for the Company’s new drug application, or NDA, for Zalviso™ (sufentanil sublingual tablet system). In March 2015, the Company received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies the Company had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. The Company has been granted a General Advice meeting with the Division of Anesthesia, Analgesia, and Addiction Products in early September 2015 to discuss the FDA’s request for an additional clinical trial and the Company’s planned response to the CRL. Pending the outcome of that meeting, the Company intends to finalize its plans to refile the NDA for Zalviso. The proposed indication for Zalviso is for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Zalviso consists of sufentanil sublingual tablets, 15 mcg, delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system (together, “Zalviso”).

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

Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The condensed balance sheet as of December 31, 2014, was derived from the Company’s audited financial statements as of December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2014. In addition, during the six months ended June 30, 2015, the Company has updated its revenue recognition policy to include Contract revenue, as discussed below. There are no other significant changes to the Company’s significant accounting policies from those previously disclosed in its Annual Report on Form 10-K.

Revenue Recognition - Contract Revenue

In May 2015, the Company entered into an award contract with the United States Army Medical Research and Materiel Command, or USAMRMC, to support the development of the Company’s product candidate, ARX-04. The contract provides for the reimbursement of qualified expenses for research and development activities as defined under the terms of the contract. Revenue under the contract is recognized when the related qualified research expenses are incurred.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In April 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. Under the proposal, ASU 2014-09 is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2014-09 on its results of operations, cash flows and financial position.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03. ASU 2015-03 will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. This accounting guidance is effective for us beginning in the first quarter of 2016. Early adoption is permitted. Upon adoption, ASU 2015-03 should be applied retrospectively to all periods presented. The Company does not expect this updated standard to have a material impact on its financial statements and related disclosures.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$35,839	$—	$—	$35,839
Money market funds	3	—	—	3

Total cash and cash equivalents	35,842	—	—	35,842
Marketable securities:
U.S. government agency securities	15,352	1	—	$15,353

Total marketable securities	15,352	1	—	$15,353

Total cash, cash equivalents and investments	$51,194	$1	$—	$51,195

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$60,005	$—	$—	$60,005
Money market funds	33	—	—	33

Total cash and cash equivalents	60,038	—	—	$60,038
Marketable securities:
U.S. government agency securities	15,316	—	(4)	15,312

Total marketable securities	15,316	—	(4)	$15,312

Total cash, cash equivalents and investments	$75,354	$—	$(4)	$73,350

As of June 30, 2015 and December 31, 2014, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at June 30, 2015 or December 31, 2014. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and six months ended June 30, 2015 and 2014.

As of June 30, 2015 and December 31, 2014, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of June 30, 2015 and December 31, 2014, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement, and which was classified as a Level III liability. See Note 5 “Long-Term Debt,” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the condensed statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of June 30, 2015 and December 31, 2014, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the PIPE warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$3	$3	$—	$—
U.S. government agency obligations	15,353	—	15,353	—

Total assets measured at fair value	$15,356	$3	$15,353	$—

Liabilities
PIPE warrants	$916	—	—	$916
Contingent put option liability	251	—	—	251

Total liabilities measured at fair value	$1,167	$—	$—	$1,167

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$33	$33	$—	$—
U.S. government agency obligations	15,312	—	15,312	—

Total assets measured at fair value	$15,345	$33	$15,312	$—

Liabilities
PIPE warrants	$5,577	—	—	$5,577
Contingent put option liability	$282	—	—	$282

Total liabilities measured at fair value	$5,859	$—	$—	$5,859

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of June 30, 2015:

Market price	$4.24
Exercise price	$3.40
Risk-free interest rate	0.64%
Expected volatility	57.0%
Expected life (in years)	2.42
Expected dividend yield	0.0%

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2014:

Market price	$6.73
Exercise price	$3.40
Risk-free interest rate	1.10%
Expected volatility	61.0%
Expected life (in years)	2.92
Expected dividend yield	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and six months ended June 30, 2015 and June 30, 2014 (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Fair value—beginning of period	$1,155	$5,859
Change in fair value of PIPE warrants	68	(4,661)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	(56)	(31)

Fair value—end of period	$1,167	$1,167

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Fair value—beginning of period	$14,091	$13,445
Change in fair value of PIPE warrants	(2,507)	(1,823)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	142	104

Fair value—end of period	$11,726	$11,726

3. U.S. Department of Defense Contract

On May 11, 2015, the Company entered into an award contract supported by the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to the Company in order to support the development of the Company’s product candidate, ARX-04 (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled SDA, for the treatment of moderate-to-severe acute pain. The DoD contract supports development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an NDA to the FDA. Under the terms of the contract, the DoD will reimburse the Company for costs incurred for development, manufacturing and clinical costs outlined in the contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract begins on May 11, 2015 and ends on November 10, 2016. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. In addition, if ARX-04 is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the contract.

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities set forth in the agreement. Revenue attributable to the research and development performed under the DoD contract, recorded as contract revenue in the condensed statements of comprehensive loss, was $1.4 million for the three and six months ended June 30, 2015. There was no such revenue recognized for the three and six months ended June 30, 2014.

4. Collaboration Agreement

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. The Company retains rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. The Agreements were amended on July 22, 2015, effective as of July 17, 2015. See Note 11 “Subsequent Events,” for further description.

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

The Company received an upfront non-refundable cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014. The Company is eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. If the MAA is approved, the Company was initially eligible to receive approximately $200.0 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements (initially $171.5 million). As mentioned above, the Agreements were amended on July 22, 2015, effective as of July 17, 2015. See Note 11 “Subsequent Events,” for further description. Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range on net sales of Zalviso.

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

MSA

Under the terms of the MSA, the Company will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from AcelRx, during the first five years after the effective date of the MSA, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. The Product will be supplied at the Company’s fully burdened manufacturing cost, subject to certain caps (as defined in the MSA). The MSA requires the Company to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and under certain specified conditions permits Grünenthal to use a third party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

Unless earlier terminated, the MSA continues in effect until the later of the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments or the end of any transition period for manufacturing obligations due to the expiration or termination of the License Agreement. The MSA is subject to earlier termination in connection with certain termination events in the License Agreement, in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

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

In addition to substantive milestones, two milestones associated with the Agreements were deemed not to be substantive. These milestones pertain to regulatory developments for Zalviso in Europe, which Company’s management deemed to be not substantive due to the level of performance associated with future achievement of these milestones. Aggregate potential payments for these milestones total $20.0 million. In July 2014, Grünenthal submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. Under the terms of the License Agreement with Grünenthal, the Company received a cash payment of $5.0 million for the MAA submission in the third quarter of 2014. The Company is eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. This $15.0 million non-substantive milestone payment will be allocated across the four significant non-contingent performance deliverables identified in the Agreements, based on the relative estimated selling price method, upon approval of the MAA, if approved.

The Agreements also include milestone payments related to specified net sales targets, initially totaling $171.5 million. As mentioned above, the Agreements were amended on July 22, 2015, effective as of July 17, 2015. See Note 11 “Subsequent Events,” for further description. The sales-based milestones do not meet the definition of a milestone under ASU 2010-17 because the achievement of these milestones is solely dependent on counter-party performance and not on any performance obligations of the Company.

The Company recognized $486,000 and $667,000 of previously deferred revenue related to research and development services under the collaboration agreement during the three and six months ended June 30, 2015, respectively, and $71,000 and $166,000, of previously deferred revenue related to research and development services under the collaboration agreement during the three and six months ended June 30, 2014, respectively. As of June 30, 2015, the Company had a deferred revenue balance of $1.7 million. There were no milestone payments received or recognized under these Agreements during the three and six months ended June 30, 2015.

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

On September 24, 2014, the Company entered into an amendment, or the Amendment, to the Loan Agreement with Hercules. The Amendment extends the time period under which the Company can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to the Company obtaining approval for Zalviso from the FDA. The Company did not receive FDA approval of Zalviso by August 1, 2015 and as such, did not have access to the third tranche under the Loan Agreement, as amended, or the Amended Loan Agreement.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $1.7 million. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the amendment of the loan agreement was considered an extinguishment, the contingent put option liability associated with the Original Loan Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of June 30, 2015 and December 31, 2014, the estimated fair value of the contingent put option liability was $251,000 and $282,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the statements of comprehensive loss.

As of June 30, 2015, the Company had outstanding borrowings under the Amended Loan Agreement of $23.1 million. Interest expense related to the Amended Loan Agreement was $0.8 million and $1.6 million for the three and six months June 30, 2015, respectively.

6. Warrants

Series A Warrants

As of June 30, 2015, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

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

As of June 30, 2015, warrants to purchase 176,730 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in December 2018.

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of June 30, 2015, the fair value of the PIPE warrants was estimated to be $0.9 million. The change in fair value for the three months ended June 30, 2015 was $0.1 million, which was recorded as other expense, and the change in fair value for the six months ended June 30, 2015 was $2.1 million, which was recorded as other income.

In March 2015, PIPE warrants to purchase 847,058 shares were net exercised for 527,101 shares of common stock. As of June 30, 2015, PIPE warrants to purchase 512,456 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

7. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expenses:
Research and development	$629	$560	$1,331	$1,039
General and administrative	482	334	1,318	830

Total stock-based compensation expense	$1,111	$894	$2,649	$1,869

As of June 30, 2015 there were 2,377,921 shares available for grant, 5,766,994 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan.

8. Restructuring Costs

On March 19, 2015, the Board of Directors of the Company, in connection with its efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced the Company’s workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. Employee termination benefits related to this restructuring, are charged to restructuring costs in the Statements of Comprehensive Loss.

Restructuring costs for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Employee termination benefits	$2	$—	$756	$—
Total restructuring costs	$2	$—	$756	$—

The following table presents activities related to a cost reduction plan during the three and six months ended June 30, 2015 (in thousands):

Employee severance and related costs
Balance of restructuring liability at December 31, 2014	$—
Charges	754
Payments	—
Balance of restructuring liability at March 31, 2015	754
Charges	2
Payments	(753)
Balance of restructuring liability at June 30, 2015	$3

The Company anticipates the restructuring liability will be fully disbursed by December 31, 2015.

9. Net Loss per Share of Common Stock

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

During the six months ended June 30, 2015, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at June 30, 2015, compared to the closing share price on December 31, 2014. Similarly, during the three and six months ended June 30, 2014, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at June 30, 2014, compared to the closing share price on March 31, 2014 and December 31, 2013. The decrease in share price created a lower Black-Scholes value and lower liability for the PIPE warrants, which resulted in other income during the six months ended June 30, 2015 and the three and six months ended June 30, 2014. There was no such dilutive impact for the PIPE warrants during the three months ended June 30, 2015, as the share price increased as compared to the closing share price on March 31, 2015. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and six months ended June 30, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Numerator
Net loss used to compute net loss per share:
Basic	$(8,896)	$(10,575)	$(18,922)	$(20,206)
Adjustments for change in fair value of warrant liability	—	(2,507)	(2,117)	(1,823)

Diluted	$(8,896)	$(13,082)	$(21,039)	$(22,029)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	44,343,270	43,333,210	44,109,488	43,262,204
Dilutive effect of warrants	—	976,956	287,983	511,829

Diluted	44,343,270	44,310,166	44,397,471	43,774,033

Net loss per share — basic	$(0.20)	$(0.24)	$(0.43)	$(0.47)

Net loss per share — diluted	$(0.20)	$(0.30)	$(0.47)	$(0.50)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	June 30,
	2015	2014
Stock options to purchase common stock	5,766,994	5,160,416
Restricted stock units	—	—
Common stock warrants	692,611	1,674,669

10. Manufacturing Agreements

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

Grünenthal

On December 16, 2013, the Company and Grünenthal entered into a License Agreement and MSA, or the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, the Company’s Product in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. The Agreements were amended on July 22, 2015, effective as of July 17, 2015. See Note 11 “Subsequent Events,” for further description.

Under the terms of the MSA, the Company will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from AcelRx, during the first five years after the effective date of the MSA, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. The Product will be supplied at the Company’s fully burdened manufacturing cost (as defined in the MSA). The MSA requires the Company to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and under certain specified conditions permits Grünenthal to use a third party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

Unless earlier terminated, the MSA continues in effect until the later of the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments or the end of any transition period for manufacturing obligations due to the expiration or termination of the License Agreement. The MSA is subject to earlier termination in connection with certain termination events in the License Agreement, in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory.

Expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for the Company’s products, none of which are currently approved for commercial use; accordingly, the amounts and timing of such future expenditures cannot be determined at this time.

11. Subsequent Events

On July 22, 2015, the Company entered into amendments to the License Agreement, or the License Amendment, and the MSA, or the MSA Amendment, between the Company and Grünenthal, each effective as of July 17, 2015, and together with the License Agreement and the MSA, the Amended Agreements.

In the MSA Amendment and the License Amendment, the parties amended the Product supply configurations and packaging of Product components and accessories, and associated pricing therefor, which the Company will manufacture and supply to Grünenthal for the Territory. As consideration for an increase in the pricing of the Product components and accessories as part of the agreed packaging configurations, the total milestone payments from Grünenthal contingent upon achieving specified net sales target milestones were reduced from a total of $171.5 million to $166.0 million. The parties also updated the development plan for the Product in the Territory, providing for additional near-term development costs to be paid by Grünenthal.

On July 23, 2015, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, adopted a positive opinion for Zalviso. The opinion, while not binding, recommends marketing authorization for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients in a hospital setting. A decision by the European Commission on the approval of Zalviso is anticipated in late September or early October.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the process and timing of anticipated future development of AcelRx's product candidates, including Zalviso (sufentanil sublingual tablet system) and ARX-04 (sufentanil sublingual tablet, 30 mcg), including the upcoming General Advice meeting with the U.S. Food and Drug Administration, or FDA, for Zalviso scheduled in early September 2015; AcelRx's plans to seek a pathway forward towards gaining approval of Zalviso in the U.S., including potential additional clinical studies, additional Human Factors studies, or through the dispute resolution process provided for by the FDA; our belief that an additional clinical study should not be required to demonstrate the safety and efficacy of Zalviso beyond what has already been established in the Phase 3 clinical studies, as well as the bench testing and Human Factors studies; our ability to finalize the pathway towards resubmission of the Zalviso New Drug Application, or NDA, to the FDA; our ability to obtain and maintain regulatory approval for our product candidates, including Zalviso and ARX-04, in the United States and Europe; the anticipated timing of the European Commission’s decision regarding Zalviso; potential milestones and royalty payments under the Grünenthal agreement and the timing of receipt of those payments; the timing of the receipt of top-line data from the SAP301 Phase 3 clinical study of ARX-04; the success, cost and timing of all product development activities and clinical trials, including the additional clinical trial requested by the FDA for Zalviso and the Phase 3 ARX-04 clinical development program; our ability to obtain sufficient financing to receive regulatory approval for and commercialize Zalviso, and complete clinical development of ARX-04, including potential filing of an NDA; our future losses; the sufficiency of our cash resources; the market potential for our product candidates, including Zalviso and ARX-04, in the United States and Europe; and our estimates regarding expenses, capital requirements and needs for financing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. We intend to commercialize our product candidates in the United States and license the development and commercialization rights to our product candidates for sale outside of the United States through strategic partnerships and collaborations. We may also consider the option to enter into strategic partnerships for our product candidates in the United States. Our product candidate, Zalviso™, is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. Zalviso consists of sufentanil sublingual tablets, 15 mcg, delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system (together, “Zalviso”).

On July 25, 2014, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, for our New Drug Application, or NDA, for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. There were no requests for additional clinical studies in the CRL. In the third quarter of 2014, we held a Type A meeting with the FDA to discuss the Zalviso CRL received in July. During the meeting we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission. In advance of resubmitting our Zalviso NDA, we agreed with the FDA to submit protocols for the bench testing and Human Factors, or HF, studies for their review and comment. In addition, the FDA requested in the minutes of the meeting that we provide a risk assessment that analyzes the risks associated with inadvertent dosing and the rationale that bench testing and HF studies are sufficient to address the specific items included in the CRL. We submitted the protocols and this rationale in the fourth quarter of 2014. In January 2015, we received feedback from the FDA on the protocol and the planned analysis of the results of the bench test. No modifications to the conduct of the bench test were necessary; however, in response to the FDA’s request, we refined the planned analysis of the bench test results. In February 2015, we received feedback from the FDA on the HF protocols. In this feedback, the FDA confirmed that the HF studies as proposed were acceptable to evaluate the design changes related to inadvertent dispensing of tablets. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two HF studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, we submitted a request to the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. Subsequently, we have been granted a General Advice meeting with the Division in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. Pending the outcome of that meeting, we intend to determine what additional work, if any, is required and finalize our plans to refile the NDA for Zalviso. We will then evaluate next steps to seek a pathway forward towards gaining approval of Zalviso in the U.S. The FDA has precleared certain aspects of our proposed Risk Evaluation and Mitigation Strategy, or REMS, and indicated that they will continue discussion of our proposed REMS after the Zalviso NDA has been resubmitted.

In July 2014, Grünenthal GmbH, or Grünenthal, filed a Marketing Authorization Application, or MAA, with European Medicines Agency, or EMA, under the centralized procedure in the European Union, or EU, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. In July 2015, the Committee for Medicinal Products for Human Use, or CHMP, met to discuss the MAA for Zalviso. On July 23, 2015, the CHMP adopted a positive opinion for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients in a hospital setting. This opinion has been transmitted to the European Commission, or EC, which has the ultimate authority for granting marketing authorizations in the EU. A decision by the EC on the approval of Zalviso is anticipated in late September or early October. For additional information on the collaboration agreement with Grünenthal, see Note 4 “Collaboration Agreement” in the accompanying notes to condensed financial statements.

Zalviso

Zalviso is an investigational, pre-programmed, non-invasive, system to allow hospital patients with moderate-to-severe acute pain to self-dose with sufentanil sublingual tablets, 15 mcg, to manage their pain. Zalviso is designed to help address certain problems associated with post-operative intravenous patient-controlled analgesia, by offering:

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

We submitted an NDA for Zalviso in September 2013 and, in December 2013, we announced that the FDA accepted for filing the Zalviso NDA. As mentioned above, the FDA issued a CRL for Zalviso on July 25, 2014, and in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two HF studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We believe that an additional clinical study should not be required to demonstrate the safety and efficacy of the Zalviso System beyond what has already been established in the Phase 3 clinical studies, as well as the bench testing and Human Factors studies.

ARX-04

We are also developing ARX-04 (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled, single-dose applicator, or SDA, for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings of acute pain. If approved, potential examples include: emergency room patients; post-operative patients who are transitioning from the operating room to the recovery floor; patients who are recovering from either short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; treatment of battlefield casualties; and patients being transported by paramedics. In December 2013, we completed an End-of-Phase 2 Meeting with the FDA to identify a Phase 3 program pathway forward for evaluation of ARX-04. We reported dosing of the first patient in SAP301, a pivotal Phase 3 study of ARX-04, in March 2015. This trial is fully enrolled and we anticipate top-line data from this study early in the fourth quarter of 2015.

On May 11, 2015, we entered into an award contract supported by the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an NDA to the FDA. Under the terms of the contract, the DoD will reimburse us for costs incurred for development, manufacturing and clinical costs outlined in the contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract begins on May 11, 2015 and ends on November 10, 2016. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. In addition, if ARX-04 is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the contract.

In the third quarter of 2015, we plan to initiate an additional Phase 3 clinical trial, an open-label safety study of patients who present to the emergency room with moderate-to-severe acute pain due to trauma or injury.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development activities and pre-commercialization activities. As we pursue development of our product candidates, including regulatory review and potential commercial development, subject to FDA approval, of our product candidates, we expect the business aspects of our company to become more complex. In the future, we plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of Zalviso. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our corporate collaboration and our DoD contracts.

Our revenues since inception have consisted primarily of revenues from our collaboration with Grünenthal and our research contracts with the USAMRMC within the DoD. As mentioned above, in May 2015, the DoD agreed to provide us up to $17.0 million to support the development of ARX-04. The DoD contract will support development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an NDA to the FDA.

There can be no assurance that we will enter into other collaborative agreements or receive research-related contract awards in the future. We expect revenues to continue to fluctuate from period-to-period. There can be no assurance that our existing collaboration with Grünenthal will continue beyond the initial term, or that we will be able to meet the milestones specified in this agreement, or that the DoD contract will result in an NDA submission for ARX-04, or that we will obtain marketing approval for our product candidates and subsequently generate revenue from those product candidates in excess of our operating expenses.

Our net loss for the three months and six months ended June 30, 2015 was $8.9 million and $18.9 million, respectively. As of June 30, 2015, we had an accumulated deficit of $197.7 million. As of June 30, 2015, we had cash, cash equivalents and investments totaling $51.2 million compared to $75.4 million as of December 31, 2014.

In December 2013, we entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The Loan Agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Original Loan Agreement with Hercules. On June 16, 2014, we borrowed the second tranche of $10.0 million. On September 24, 2014, we entered into an amendment, or the Amendment, to the Loan Agreement with Hercules. The Amendment extended the time period under which we can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to our obtaining approval for Zalviso from the FDA. We did not receive FDA approval of Zalviso by August 1, 2015 and as such, did not have access to the third tranche under the Loan Agreement, as amended, or the Amended Loan Agreement. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement are interest only until April 1, 2015 followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2017, or the Loan Maturity Date. In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property.

As of June 30, 2015, the outstanding principal owed to Hercules was $23.1 million.

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, or the Product, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. AcelRx retains rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, AcelRx will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory.

On July 22, 2015, we entered into amendments to the License Agreement, or the License Amendment, and the MSA, or the MSA Amendment, between AcelRx and Grünenthal, each effective as of July 17, 2015, and together with the License Agreement, and the MSA, the Amended Agreements.

In the MSA Amendment and the License Amendment, the parties amended the Product supply configurations and packaging of Product components and accessories, and associated pricing therefor, which AcelRx will manufacture and supply to Grünenthal for the Territory. As consideration for an increase in the pricing of the Product components and accessories as part of the agreed packaging configurations, the total milestone payments from Grünenthal contingent upon achieving specified net sales target milestones were reduced from a total of $171.5 million to $166.0 million. The parties also updated the development plan for the Product in the Territory, providing for additional near-term development costs to be paid by Grünenthal.

Under the terms of the Amended Agreements with Grünenthal, we received an upfront cash payment of $30.0 million in December 2013, and in the third quarter of 2014, we received a milestone payment of $5.0 million related to the MAA submission to EMA. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. If approved, under the terms of the Amended Agreements, we are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Grünenthal territory. We will be responsible for obtaining and maintaining device regulatory approval in the Grünenthal territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

As mentioned above, in July 2014, Grünenthal filed an MAA with EMA under the centralized procedure in the EU for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. On July 23, 2015, the CHMP adopted a positive opinion for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients in a hospital setting. A decision by the EC on the approval of Zalviso is anticipated in late September or early October.

In association with potential commercialization of Zalviso in the European Union, we underwent a Conformite Europeenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in the European Union. However, as a drug-device combination product, Zalviso will not be utilized commercially unless and until EMA approves the Zalviso MAA. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. Certification of our quality management system was issued by the British Standards Institution, or BSI, a Notified Body.

ISO 13485:2003 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the European Union as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, during the six months ended June 30, 2015, we have updated our revenue recognition policy to include contract revenue, as discussed below. There are no other significant changes to our critical accounting policies and estimates from those previously disclosed in our Annual Report on Form 10-K.

Revenue Recognition - Contract Revenue

In May 2015, we entered into an award contract with the USAMRMC to support the development of our product candidate, ARX-04. The contract provides for the reimbursement of qualified expenses for research and development activities as defined under the terms of the contract. Revenue under the contract is recognized when the related qualified research expenses are incurred.

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

Revenue

To date, we have not generated any commercial product revenue. We do not expect to receive any commercial sales revenue from any product candidates that we develop until we, or our collaborators, obtain regulatory approval and commercialize our products.

Revenue for the three and six months ended June 30, 2015, was $1.9 million and $2.1 million, respectively, the majority of which was generated from our contract for ARX-04 with the DoD. In the three and six months ended June 30, 2015, $1.4 million in revenue was generated under our DoD contract, while $486,000 and $667,000, respectively, related to development work associated with our collaboration agreement with Grünenthal. Revenue for the three and six months ended June 30, 2014, was $71,000 and $166,000, respectively, all of which related to development work associated with our collaboration agreement with Grünenthal.

Contract Revenue

On May 11, 2015, we entered into an award contract supported by the USAMRMC within the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of our product candidate ARX-04, a proprietary, non-invasive, single-use tablet in a disposable, pre-filled, single-dose applicator for the treatment of moderate-to-severe acute pain. The DoD contract will support development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an NDA to the FDA. Under the terms of the contract, the DoD will reimburse us for costs incurred for development, manufacturing and clinical costs outlined in the contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract begins on May 11, 2015 and ends on November 10, 2016. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. In addition, if ARX-04 is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the contract.

Collaboration Agreement Revenue

As mentioned above, under the terms of the Agreements with Grünenthal, we received an upfront cash payment of $30.0 million, and a milestone payment of $5.0 million related to the MAA submission, which occurred in July 2014. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. This $15.0 million non-substantive milestone payment will be allocated across the four significant non-contingent performance deliverables identified in the Agreements, based on the relative estimated selling price method, upon approval of the MAA, if approved. In addition, if the MAA is approved, under the terms of the Amended Agreements, we are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to Zalviso. Research and development expenses included the following:

•	expenses incurred under agreements with contract research organizations and clinical trial sites;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party pharmaceutical and engineering development contractors;

•	payments to third party manufacturers;

•	depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and equipment and laboratory and other supply costs; and

•	costs for equipment and laboratory and other supplies.

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

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Drug Indication/Description	2015	2014	2015 vs. 2014 Increase/ (Decrease)	2015	2014	2015 vs. 2014 Increase/ (Decrease)
	(In thousands, except percentages)
Zalviso	$1,082	$3,578	(70)%	$2,752	$5,300	(48)%
ARX-04	2,996	994	201%	4,157	1,700	145%
Overhead	3,232	2,712	19%	6,707	4,995	34%
Total research and development expenses	$7,310	$7,284	0%	$13,616	$11,995	14%

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

Total research and development expenses for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	%	2015	2014	Change	%
	(In thousands, except percentages)
Research and development expenses	$7,310	$7,284	$26	0%	$13,616	$11,995	$1,621	14%

Research and development expenses during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, included a decrease of $2.5 million related to our Zalviso development program, partially offset by a $2.0 million increase related to the initiation of our ARX-04 Phase 3 clinical trial, and a $0.5 million increase in research and development overhead expenses, including a $0.4 million increase in facilities expense, primarily related to the amortization of the tenant improvements at our contract manufacturer’s facility and depreciation of manufacturing equipment.

The $1.6 million increase in research and development expenses during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily attributable to an increase of $2.5 million related to our ARX-04 development program, an increase of $0.8 million in manufacturing facilities expense, and an increase of $0.9 million in personnel-related expenses, including stock-based compensation, partially offset by a $2.5 million decrease related to our Zalviso Phase 3 clinical program.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration, finance, marketing and business development activities. Other significant expenses included legal expenses related to litigation and patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses to continue to decrease in the next quarter as a result of the cost reduction plan and then remain flat as we focus our efforts on seeking marketing approval for Zalviso, and the continued development of ARX-04.

Total general and administrative expenses for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	%	2015	2014	Change	%
	(In thousands, except percentages)
General and administrative expenses	$2,735	$5,047	$(2,312)	(46)%	$7,256	$8,972	$(1,716)	(19)%

General and administrative expenses decreased over both comparative periods primarily due to a cost reduction plan implemented by our Board of Directors on March 19, 2015. See “Restructuring Costs” below for additional information.

The $2.3 million decrease in general and administrative expenses during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily due to a $2.3 million decrease in market research expenses and a significant reduction in pre-commercialization activities related to Zalviso.

The $1.7 million decrease in general and administrative expenses during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily due to a decrease in market research and outside services of $3.0 million, primarily related to market research activities for Zalviso, partially offset by an increase of $1.3 million, primarily due to a $1.2 million increase in headcount-related expenses, including a $0.5 million increase in stock-based compensation, due to the timing of new hires added in mid-2014 who were unaffected by the March 2015 cost reduction plan.

Restructuring Costs

In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On March 19, 2015, our Board of Directors, in connection with our efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	%	2015	2014	Change	%
	(In thousands, except percentages)
Restructuring costs	$2	$—	$2	—%	$756	$—	$756	—%

Restructuring costs in the three and six months ended June 30, 2015 consist of employee termination benefit costs of $0 and $0.8 million, respectively.

Interest Expense

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Total interest expense for the three and six months ended June 30, 2015 and 2014, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change	%	2015	2014	Change	%
Interest expense	$777	$530	$247	47%	$1,583	$1,002	$581	58%

Interest expense for both periods pertains to interest on our loan and security agreement with Hercules. In December 2013, we entered into the Amended Loan Agreement with Hercules, which amends and restates the Original Loan Agreement. The overall debt facility was increased to $40.0 million, $23.1 million of which was outstanding as of June 30, 2015, and the maturity was extended to October 1, 2017. On June 16, 2014, we borrowed the second tranche of $10.0 million. As a result, the amount of interest expense incurred during the three and six months ended June 30, 2015, increased as compared to the three and six months ended June 30, 2014.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, during the three and six months ended June 30, 2015 and 2014, consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012.

Total interest income and other income (expense), net for the three and six months ended June 30, 2014 and 2014 was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Interest income and other income (expense), net	$4	$2,215	$(2,211)	$2,184	$1,597	$587

The decrease in interest income and other income (expense), net, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, of $2.2 million was primarily attributable to fewer PIPE warrants outstanding at June 30, 2015, as compared to June 30, 2014, in addition to an increase in the liability, as the stock price increased in the quarter ended June 30, 2015, whereas the liability decreased in the quarter ended June 30, 2014 due to a decrease in the stock price in that period. The increase in interest income and other income (expense), net, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, of $0.6 million was primarily attributable to fewer PIPE warrants outstanding at June 30, 2015, compared to June 30, 2014, and a larger decrease in our stock price during the first half of 2015 as compared to the first half of 2014, which is the primary driver in the Black-Scholes valuation model used to estimate the fair value of the PIPE warrants.

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

As of June 30, 2015, we had cash, cash equivalents and investments totaling $51.2 million compared to $75.4 million as of December 31, 2014. The decrease was primarily attributable to cash required to fund our continuing operations, as we continue our research and development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first half of 2016, excluding any potential proceeds from sales or milestones associated with our collaboration with Grünenthal, additional financings or other corporate partnerships. While we believe we have sufficient capital to meet our operational requirements through at least the first half of 2016, our expectations may change depending on a number of factors. For example, based on potential future discussion with the FDA regarding their request for a clinical trial for Zalviso, the FDA may indicate a scope or design of clinical trial that is beyond what our current and estimated future capital resources can support. If we were to decide to proceed with a large scale clinical trial, we would need to raise additional capital. We believe that together with the support from the DoD contract, we have sufficient resources to complete the Phase 3 development program for ARX-04 through submission of the NDA to the FDA. However, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

 In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for Zalviso for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States, Asia and Latin America. Under the terms of the Amended Agreements, we received an upfront cash payment of $30.0 million, and a milestone payment of $5.0 million related to the MAA submission. We are eligible to receive an additional $15.0 million milestone payment upon the approval of the MAA. If approved, under the terms of the Amended Agreements, we are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts and net sales target achievements. Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Grünenthal territory.

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. The agreement amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013 and used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Original Loan Agreement with Hercules. On June 16, 2014, we borrowed the second tranche of $10.0 million, which we plan to provide additional funding for the commercialization of Zalviso, as a potential source of funding for clinical trials for other development programs in our pipeline and for general corporate purposes. On September 24, 2014, we entered into an amendment, or the Amendment, to the Amended Loan Agreement with Hercules. The Amendment extended the time period under which we can draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to obtaining approval for Zalviso from the FDA. We did not receive FDA approval of Zalviso by August 1, 2015 and as such, did not have access to the third tranche under the Amended Loan Agreement.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(21,438)	$(19,943)
Net cash used in investing activities	(977)	(1,459)
Net cash (used in) provided by financing activities	(1,781)	10,729

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates, including commercial readiness activities for our product candidate, Zalviso. Our cash used for operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, interest expense related to our debt financings and the revaluation of our PIPE warrant liability and the contingent put option liability.

Cash used in operating activities of $21.4 million during the six months ended June 30, 2015, reflected a net loss of $18.9 million, partially offset by aggregate non-cash charges of $1.3 million, and a net change of $3.8 million in our net operating assets and liabilities. Non-cash charges included $2.6 million for stock-based compensation, and $1.0 million for depreciation and amortization of our fixed assets, partially offset by $2.1 million for the change in fair value of our PIPE warrant liability and contingent put liability. The net change in our operating assets and liabilities included a $1.4 million increase in prepaid expenses and other assets, primarily due to the timing of payments, and a decrease in accrued liabilities of $0.9 million, largely due to payment of compensation-related expenses.

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

During the six months ended June 30, 2015, cash used in investing activities of $1.0 million was primarily as a result of $5.5 million for purchases of investments and $0.9 million for purchases of property and equipment, partially offset by $5.4 million in proceeds from maturity of investments.

During the six months ended June 30, 2014, cash used in investing activities of $1.5 million was primarily as a result of $4.9 million for purchases of investments and $2.0 million for purchases of property and equipment, partially offset by $5.4 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of June 30, 2015, we had outstanding debt of $23.1 million.

During the six months ended June 30, 2015, cash used in financing activities of $1.8 million was primarily due to payments on our loan and security agreement with Hercules.

During the six months ended June 30, 2014, cash provided by financing activities of $10.1 million was primarily due to the drawdown of the second tranche of the Hercules debt of $10.0 million.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including continued development of Zalviso, ARX-04 and the potential commercialization of our product candidates, if approved. Our future cash needs are highly dependent on the receipt of the $15.0 million milestone from Grünenthal for approval of the MAA and receipt of reimbursement of approximately $7.0 million in 2015 under the contract with the DoD. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first half of 2016. Our current operating plan includes the continued development of ARX-04, specifically the filing of the NDA in 2016. Our operating plan does not include any significant spending for continued development of Zalviso. These assumptions may change as a result of many factors. For example, the FDA has informed us that a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We have been granted a General Advice meeting with the Division in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. Pending the outcome of that meeting, we intend to determine what additional work, if any, is required and finalize our plans to refile the NDA for Zalviso. We will then evaluate next steps to seek a pathway forward towards gaining approval of Zalviso in the U.S. The pathway forward for Zalviso could have a material impact to our operating spend. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

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

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities, monetization of current and future assets, issuance of debt or debt-like securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•	significantly curtail or put on hold commercialization or development efforts of our product candidates or other operations;

•	obtain funds through entering into collaboration agreements on unattractive terms; and/or

•	delay, postpone or terminate planned clinical trials.

Contractual Obligations

During the six months ended June 30, 2015, there were no material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

Through June 30, 2015, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of June 30, 2015, consisted primarily of primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on June 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Part II. Other Information

Item 1. Legal Proceedings

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against AcelRx and certain of our current and former officers. On April 17, 2015, lead plaintiff filed an amended complaint. The amended complaint alleges that between September 30, 2013 and July 25, 2014, AcelRx and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to our drug candidate, Zalviso. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. In response, the Company filed a Motion to Dismiss on June 1, 2015. Plaintiffs’ opposition was filed July 30, 2015 and a hearing date on the Motion to Dismiss has been scheduled for October 22, 2015. We believe that we have meritorious defenses and intend to defend against this lawsuit vigorously.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of Zalviso, which may not receive regulatory approval or be successfully commercialized.*

Since our inception in 2005, we have focused primarily on development of our product candidate, ZalvisoTM. Zalviso consists of sufentanil sublingual tablets, 15 mcg, delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system (together, “Zalviso”). The success of our business depends primarily upon our ability to develop, receive regulatory approval for and commercialize Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting. We have not marketed, distributed or sold any products to date.

Our Phase 3 program for Zalviso consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted a New Drug Application, or NDA, for Zalviso to the U.S. Food and Drug Administration, or FDA, on September 27, 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In September 2014, we held a Type A meeting via a teleconference with representatives from the FDA to review our proposed response to the Zalviso CRL. We submitted a Briefing Document to the FDA ahead of the teleconference and received preliminary comments from the FDA on the Briefing Document. During the meeting, we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission, including submission of protocols for the bench testing and Human Factors, or HF, studies for their review and comment. In addition, the FDA requested in the minutes of the meeting, that we provide a risk assessment that analyzes the risks associated with inadvertent dosing and the rationale that bench testing and HF studies are sufficient to address the specific items included in the CRL. We submitted the protocols and this rationale in the fourth quarter of 2014. In January 2015, we received feedback from the FDA on the protocol and planned analysis of the results of the bench test. Based on the FDA feedback, no modifications to the conduct of the bench test were necessary; however, in response to the FDA’s request, we refined the planned analysis of the bench test results. In February 2015, we received feedback from the FDA on the HF protocols. In this feedback, the FDA confirmed that the HF studies as proposed were acceptable to evaluate the design changes related to inadvertent dispensing of tablets. In March 2015, we received additional correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, we submitted a request to the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. Subsequently, we have been granted a General Advice meeting with the Division in early September 2015 to discuss their request for an additional clinical trial and our planned response to the CRL. Pending the outcome of that meeting, we intend to determine what additional work, if any, is required and finalize our plans to refile the NDA for Zalviso. We will then evaluate next steps to seek a pathway forward towards gaining approval of Zalviso in the U.S. Based on clinical studies to date, we believe that Zalviso has been shown to be safe and effective in the management of moderate-to-severe acute pain in the hospital setting and therefore additional human clinical trials should not be needed. However, we cannot predict what the FDA will ultimately conclude as a result of the General Advice meeting and their review of the briefing materials. We intend to continue to work with the FDA to determine a regulatory path forward to refile the NDA for Zalviso.

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

On December 16, 2013, we entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements, with Grünenthal GmbH, or Grünenthal. On July 22, 2015, we entered into amendments to the License Agreement, or the License Amendment, and the MSA, or the MSA Amendment, with Grünenthal, each effective as of July 17, 2015, and together with the License Agreement, and the MSA, the Amended Agreements. The Amended Agreements with Grünenthal grants them rights to commercialize Zalviso, in the European Union, or EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings. Although the Committee for Medicinal Products for Human Use, or CHMP, has adopted a positive opinion for Zalviso and we have received CE Mark approval permitting the commercial use of the Zalviso device in the EU, Grünenthal may never achieve regulatory approval for Zalviso in their licensed territories, in which case, we would not receive development or sales milestones, or product royalties, which could have a material adverse effect on our business.

We may decide to enter into the dispute resolution process through the FDA prescribed pathway.*

As noted above, on May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. Subsequently, we have been granted a General Advice meeting with the Division in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. Pending the outcome of that meeting, we intend to determine what additional work, if any, is required and finalize our plans to refile the NDA for Zalviso. We will then evaluate next steps to seek a pathway forward towards gaining approval of Zalviso in the U.S. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through the FDA prescribed pathway, as well as conducting additional clinical and Human Factors studies. Even if we determine a pathway forward for Zalviso that includes additional clinical and Human Factors studies, there is no guarantee that we will be able to define the nature and scope of any additional clinical trials and Human Factor studies to meet their request. We may choose to enter into the formal dispute resolution process with the FDA. Under FDA guidance, the formal dispute resolution process is a request for review above the FDA division level. There is no guarantee that the dispute resolution process, nor any additional work we perform related to Zalviso, including an additional human clinical trial, would be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of Zalviso in a timely fashion, if at all. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all.

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.*

We have reported positive top-line data from each of our three Zalviso Phase 3 clinical trials, as well as our Phase 2 clinical trial, which will be considered a pivotal study, for ARX-04 (sufentanil sublingual tablet, 30 mcg). However, even if we believe that the data from clinical trials is positive, the FDA could analyze our data using alternative strategies and determine that the data from our trials was negative or inconclusive. Negative or inconclusive results of a clinical trial could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results. Any such determination by the FDA would delay the timing of our commercialization plan for Zalviso, or further development of our other product candidates, and adversely affect our business operations. For example, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for Zalviso, which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed pre-commercial trials for Zalviso, and the Phase 2 clinical trial for ARX-04, current and potential future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso sufentanil sublingual tablet, 15 mcg, dosed 20 minutes apart were equivalent to one sublingual administration of an ARX-04 sufentanil sublingual tablet, 30 mcg. Based on the results of this study, we have proposed the inclusion of approximately 300 patients from the Zalviso clinical program in the ARX-04 safety database to the FDA and we have designed the two Phase 3 ARX-04 trials accordingly. The ARX-04 safety database required by the FDA is 500 patients. We have confirmation from the FDA that some of the Zalviso patients can be included in the overall ARX-04 safety database; however, further discussion is ongoing to determine the exact number of such patients that can be used towards achieving the 500 patient minimum total safety exposure number required for ARX-04. Based on the outcome of these discussions, we may need to increase enrollment in our planned Phase 3 clinical program to meet the FDA’s requested exposure requirements to ARX-04, which could delay completion of the Phase 3 clinical program and increase our clinical trial expenses.

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

We have not yet responded to the Zalviso Complete Response Letter nor resubmitted the Zalviso NDA. Activities that we undertake to address issues raised in the CRL may be deemed insufficient by the FDA.*

We completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the Zalviso NDA.

In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, we submitted a request to the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. Subsequently, we have been granted a General Advice meeting with the Division in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. Pending the outcome of that meeting, we intend to determine what additional work, if any, is required and finalize our plans to refile the NDA for Zalviso. We will then evaluate next steps to seek a pathway forward towards gaining approval of Zalviso in the U.S. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through the FDA prescribed pathway, as well as conducting additional clinical and Human Factors studies. As a result of this most recent correspondence, we may require additional funding. Even if we have appropriate resources to conduct an additional clinical trial, there is no guarantee that the trial results would address the issues raised by the FDA. We may be unable to obtain additional funding on favorable terms, if at all. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development and commercialization efforts for Zalviso, which would have a material adverse effect on our business and could potentially cause us to cease operations.

If we are able to resubmit an NDA for Zalviso with new clinical data, there is no guarantee that such data will be deemed sufficient by the FDA. In addition, the FDA may evaluate the HF studies and bench testing we completed in support of our anticipated response to the CRL and may have concerns or issues with those protocols and/or their results. While we designed the protocols for bench testing and the Human Factors studies to address the issues raised in the CRL, there is no guarantee that the FDA will deem such protocols and results sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission.

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

Phase 2 clinical trials conducted by us with our Zalviso, ARX-02 and ARX-03 product candidates have to date generated some AEs, but no SAEs, related to the trial drug.

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

Additional time may be required to obtain regulatory approval for Zalviso because it is a drug/device combination.*

Zalviso is a combination product candidate with both drug and device components. Zalviso is viewed as a combination product by the FDA, and both drug and device components were required for review as part of our NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as Zalviso. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA. For example, the Zalviso CRL received from the FDA in July 2014 contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, we submitted a request to the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. Subsequently, we have been granted a General Advice meeting with the Division in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. Pending the outcome of that meeting, we intend to determine what additional work, if any, is required and finalize our plans to refile the NDA for Zalviso. We will then evaluate next steps to seek a pathway forward towards gaining approval of Zalviso in the U.S. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through the FDA prescribed pathway, as well as conducting additional clinical and Human Factors studies. We may be unable to come to an agreement with the FDA on the need, design or objectives of the requested clinical trial. Even if we come to an agreement on the design and objectives of the clinical trial and are able to complete the clinical trial, the FDA may deem the results of the clinical trial, as well as bench testing and/or the Human Factors studies inadequate, which could delay or preclude any approval of Zalviso.

We cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.*

We cannot commercialize any of our product candidates, including Zalviso, until the appropriate regulatory authorities, such as the FDA or the European Medicines Agency, or EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. We received a CRL for Zalviso on July 25, 2014, which contains requests for additional information on the Zalviso System. In the CRL, the FDA acknowledged that it had not reviewed several of the amendments to the NDA we submitted to the FDA before the CRL was issued. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, we submitted a request to the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. Subsequently, we have been granted a General Advice meeting with the Division in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. Pending the outcome of that meeting, we intend to determine what additional work, if any, is required and finalize our plans to refile the NDA for Zalviso. We will then evaluate next steps to seek a pathway forward towards gaining approval of Zalviso in the U.S. We will be considering all options to determine a pathway forward for Zalviso, including the possibility of dispute resolution through the FDA prescribed pathway, as well as conducting additional clinical and Human Factors studies. Additional delays may result if any of our product candidates is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

The FDA and other foreign regulatory agencies, such as EMA, can delay, limit or deny marketing approval for many reasons, including:

•	a product candidate may not be considered safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional work on our part.

 Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidates as a result of such inspections. In June 2014, the FDA completed an inspection at our corporate offices. We received a single observation on a Form 483 as a result of the inspection. In addition, in January 2015, EMA conducted a pre-approval inspection of our Zalviso contract manufacturer’s manufacturing and packaging site, and provided its observations. Although we believe we have adequately addressed these observations in revised standard operating procedures, we, our contract manufacturers, and their vendors, are all subject to preapproval inspections at any time. The results of these inspections could impact our ability to obtain FDA or EMA approval for Zalviso, and, if approved, our ability to launch and successfully commercialize Zalviso.

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from generating meaningful revenues or achieving profitability. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA or EMA, or their advisors, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. To date, our product candidates are being regulated as drug products under the NDA process administered by the FDA. The FDA could in the future require additional regulation of our product candidates under the medical device provisions of the FDCA. Our systems are designed to comply with the Quality Systems Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice, or cGMP, requirements for medical devices, and other applicable government regulations and corresponding foreign standards for drug cGMPs. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

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

Even if we obtain regulatory approval for Zalviso and our other product candidates in the United States, we and our collaborators face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Even if we obtain regulatory approval in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. Additionally, the labeling ultimately approved for Zalviso and our other product candidates, if approved, will likely include restrictions on use due to the opioid nature of sufentanil.

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

Even if we obtain FDA approval for Zalviso or any of our product candidates in the United States, we may never obtain approval for or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we or our collaborators, including Grünenthal in Europe, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. For example, in October 2012, we received notice from EMA that Zalviso was eligible for centralized European review, and in July 2014, Grünenthal filed a Marketing Authorization Application, or MAA, for Zalviso under the centralized procedure in the EU. On July 23, 2015, the CHMP of EMA adopted a positive opinion for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients in a hospital setting. The opinion, while not binding, recommends marketing authorization for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. This opinion has been transmitted to the European Commission, which has the ultimate authority for granting marketing authorizations in the EU.

As noted elsewhere, in March 2015, we received correspondence from the FDA stating that a clinical trial is needed for Zalviso in order to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We do not know what impact, if any, this may have on EMA’s regulatory review process of the Zalviso MAA. EMA may at any time during its review process find issues with the MAA, and may require additional activities and data, including additional clinical trials, in order to support its review of the Zalviso MAA. Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. Our current clinical trial data may not be sufficient to support marketing approval in all territories. In addition, we lack the personnel, expertise and capabilities to gain regulatory approval of our product candidates on a global basis without a collaboration partner. If Zalviso is approved for sale in Europe, we will rely on Grünenthal to commercialize it. While Grünenthal does have products approved in international markets, we do not have any product candidates approved for sales in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. Grünenthal’s experience in international markets does not guarantee regulatory approval or compliance with regulatory requirements in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Existing and future legislation may increase the difficulty and cost for us to commercialize Zalviso and any of our product candidates that may obtain commercial approval in the future, and affect the prices we may obtain.

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

Moreover, the Drug Supply Chain Security Act of 2013, imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2015 and may continue to incur losses for the foreseeable future.*

Since our inception in 2005, we have focused primarily on development of our product candidate, Zalviso. In March 2015, we began a pivotal Phase 3 study of ARX-04. We have two additional product candidates that have completed Phase 2 development: the sufentanil sublingual tablet BTP management system, or ARX-02, the sufentanil/triazolam sublingual tablet, or ARX-03, and We have incurred significant net losses in each year since our inception in July 2005, and as of June 30, 2015, we had an accumulated deficit of $197.7 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding and proceeds from our collaboration with Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we continue our research and development activities for our product candidates, including addressing issues raised by the FDA related to regulatory review of Zalviso, as well as to support manufacturing and supply for potential approval of Zalviso in Europe, in connection with our collaboration with Grünenthal. To date, none of our product candidates have been commercialized, and if Zalviso or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

We have never generated product revenue and may never be profitable.*

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We may never generate revenues from sales of Zalviso or our other product candidates in the United States. While we have a collaboration with Grünenthal for potential commercialization of Zalviso in Europe and Australia, we may never achieve the development milestones associated with the collaboration, and Grünenthal may never achieve regulatory approval or recognize commercial sales of Zalviso, for which we would receive sales milestone payments and product royalties. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining and maintaining regulatory approval for Zalviso in the United States and/or in Europe;

•

launching and commercializing Zalviso, including building internally or through entering a collaboration, a hospital-directed sales force in the United States and with third parties internationally, including Grünenthal, which may require additional funding; and

•	completing the clinical development of, obtaining regulatory approval for, and launching and commercializing ARX-04, which may require additional funding or corporate partnership resources.

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

We have a limited operating history that may make it difficult to predict our future performance or evaluate our business and prospects.*

We were incorporated in 2005. Since inception, our operations have been primarily limited to organizing and staffing our company, developing our technology and undertaking pharmaceutical development and clinical trials for our product candidates, understanding the market potential for our product candidates and preparing for the potential commercialization of Zalviso. We have not yet obtained regulatory approval of any of our product candidates, including Zalviso. Consequently, any predictions that are made about our future success, or viability, or evaluation of our business and prospects, may not be accurate.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, including conducting ARX-04 Phase 3 clinical trials, development activities associated with Zalviso to respond to issues raised by the FDA and other research and development activities to advance our product candidates. While we believe we have sufficient capital resources to continue planned operations through at least the first half of 2016, we may need additional capital to continue development and commercialization of Zalviso, ARX-04, and our other product candidates and will need additional capital to potentially pursue commercialization of any of our product candidates.

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

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. We drew the first tranche of $15.0 million at the closing of the new credit facility and the second tranche of $10.0 million on June 16, 2014. We will not have access to the third tranche of up to $15.0 million under the current agreement, as it was conditioned upon FDA approval to market Zalviso in the United States by August 1, 2015, which we did not obtain. We began making principal payments in April 2015. The scheduled maturity date is October 1, 2017.

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

We may not receive all of the funding from the Department of Defense for the advancement of ARX-04.*

On May 11, 2015, we entered into an award contract supported by the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of ARX-04. The DoD contract will support development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an NDA to the FDA. Under the terms of the contract, the DoD will reimburse us for costs incurred for development, manufacturing and clinical costs outlined in the contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract begins on May 11, 2015 and ends on November 10, 2016. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. Funding under this contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the contract. The lack of ARX-04 supportive funding, may adversely affect our ability to continue to advance the development of ARX-04.

Risks Related to Our Reliance on Third Parties

We rely on third party manufacturers to produce our preclinical and clinical drug supplies and intend to rely on third parties to produce commercial supplies of any approved product candidates.*

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

As mentioned above, we have entered into the Amended Agreements with Grünenthal under which we are obligated to manufacture and supply Zalviso for use in the EU and their other licensed territories. If we are unable to establish a reliable commercial supply of Zalviso, if approved in Grünenthal’s licensed territories, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of this agreement.

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

Manufacturing issues may arise that could delay or increase costs related to product and regulatory approval, and commercialization.*

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

Early development and clinical trial manufacturing of Zalviso was conducted at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at Patheon, Cincinnati. While we have successfully manufactured validation lots, we have not yet produced commercial supplies at this facility and we may encounter difficulties in production at the new facility, which may adversely affect our clinical and commercial plans.

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon under which Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to Zalviso for potential sales in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. There is no guarantee that Patheon’s services will be satisfactory or that they will continue to meet the strict regulatory guidelines of the FDA or other foreign regulatory agencies. In addition, in January 2013, we entered into an Amended and Restated Capital Expenditure and Equipment Agreement, or the Amended Capital Agreement, with Patheon, relating to the manufacture of sufentanil sublingual tablets. Under the terms of the Amended Capital Agreement, we have made and may make certain future modifications to Patheon’s Cincinnati facility.

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

The facilities of any of our future manufacturers of sufentanil-containing sublingual tablets must be approved by the FDA or the relevant foreign regulatory agency, such as EMA, before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process of sufentanil sublingual tablets and are completely dependent on these third party manufacturing partners for compliance with the FDA or other foreign regulatory agency’s requirements for manufacture. In addition, although our third party manufacturers are well established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA or other foreign regulatory agency’s strict regulatory requirements, they will not be able to secure FDA or other foreign regulatory agency approval for their manufacturing facilities. If the FDA or the relevant foreign regulatory agency does not approve these facilities for the commercial manufacture of sufentanil sublingual tablets, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA or other foreign regulatory agency approval for Zalviso. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. As mentioned above, the CRL from the FDA contains a request for additional information on the Zalviso System to ensure proper use of the device. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We have made modifications to the design of the Zalviso device subsequent to the original submission of the Zalviso NDA, which we plan to include as a part of any resubmitted NDA. If we are required to further modify the Zalviso device, we may incur higher costs and experience delays in the approval and ultimate commercialization of Zalviso. Furthermore, if the identified changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

We have manufactured Zalviso devices and supplies on a small scale, including those needed for our Phase 3 clinical trials, and process validation for some of the device components has been completed. We, however, have not yet manufactured Zalviso devices and supplies on a large scale, for commercial purposes. We will not begin commercial scale production of the device until after approval by EMA or FDA. We will continue to rely on contract manufacturers, component fabricators and third party service providers to produce the necessary Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. These purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of Zalviso devices with third party manufacturers, or may be unable to do so on acceptable terms. In addition, we may encounter production issues with our current or future contract manufacturers and other third party service providers, including the quality of the components produced, their inability to meet demand or other unanticipated delays including the scale-up and automation process, which would adversely impact our ability to supply our customers with Zalviso, if approved.

We may not be able to establish additional sources of supply for sufentanil-containing sublingual tablets or device manufacture. Such suppliers are subject to FDA and other foreign regulatory agency’s regulations requiring that materials be produced under cGMPs or Quality System Regulations, or QSR, or in ISO 13485 accredited manufacturers, and subject to ongoing inspections by regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements. In addition, if we are unable to establish a reliable commercial supply of Zalviso, if approved in Grünenthal’s licensed territories, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of this agreement.

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

We utilized contract research organizations, or CROs, for the conduct of our Phase 3 clinical trials of Zalviso, the Phase 2 clinical trial of ARX-04, and our ongoing Phase 3 clinical program for ARX-04. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for Zalviso, ARX-04 and our other product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

If we, or current and potential partners, are unable to compete effectively, our product candidates may not reach their commercial potential.*

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

We believe that Zalviso would compete with a number of opioid-based and non-opioid based treatment options that are currently available, as well as some products that are in development. The hospital market for opioids for moderate-to-severe acute pain is large and competitive. The primary competition for Zalviso is the IV PCA pump, which is widely used in the moderate-to-severe acute pain in the hospital setting. Leading manufacturers of IV PCA pumps include Hospira Inc. (acquired by Pfizer), CareFusion Corporation (purchased by Becton Dickinson & Co.), Baxter International Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat moderate-to-severe acute pain are morphine, hydromorphone and fentanyl, all of which are available as generics both from generic product manufacturers as well as from compounding pharmacies. In addition, branded manufacturers (e.g., Hospira, Inc.) sell pre-filled glass syringes of morphine to fit their IV PCA pump systems.

Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. In addition, oral and parenteral opioids administered by the nurse are used to manage moderate-to-severe acute pain in the hospital, available both as branded and generic products. These oral opioids, as well as IV PCA opioids, are often used as part of a multi-modal analgesia approach, which might include, in addition to the opioid, NSAIDs, acetaminophen, gabapentanoids and other pain management modalities, as well as local anesthetic blocks to provide temporary blockage of the pain signal, either as a wound infiltration agent or as a nerve block. These local anesthetic agents such as bupivacaine can also utilize controlled-release formulations such as Pacira’s Exparel. In addition, Halyard Health, Inc. has developed a medical device, the ON-Q* Pain Relief System, which is a non-narcotic elastomeric pump that automatically and continuously delivers a regulated flow of local anesthetic to a patient’s surgical site or in close proximity to nerves, providing targeted pain relief for up to five days. Additional potential competitors for Zalviso include the fentanyl iontophoretic transdermal system, Ionsys, originally developed by Alza Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and most recently by The Medicines Company. On April 30, 2015, IONSYS was approved for marketing in the U.S. by the FDA. The Medicines Company expects Ionsys to be available in the U.S. in the third quarter of 2015, providing a potential first-to-market advantage for Ionsys. Cara Therapeutics is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute postoperative pain. In January 2015, Trevena initiated a Phase 2b clinical study of TRV130. Recro Pharma is developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain. Finally, Innocoll is developing Xaracoll a controlled-release resorbable implant containing bupivacaine, and Durect has been developing Posidur, a controlled-release bupivacaine product candidate utilizing Durect’s Saber technology.

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

Many end-users of pharmaceutical products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of GPOs, if Zalviso is approved by the FDA. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to establish or maintain our GPO relationships, sales of our products and revenue could be negatively impacted.

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

Risks Related to Our Business Operations and Industry

Failure to comply with the Drug Enforcement Administration regulations, or the cost of compliance with these regulations, may adversely affect our business.*

Our sufentanil-based products are subject to extensive regulation by the DEA, due to their status as scheduled drugs. Sufentanil is a Schedule II opioid, considered to present a high risk of abuse. The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA and also by comparable state agencies. This high degree of regulation can result in significant costs in order to comply with the required regulations, which may have an adverse effect on the development and commercialization of our product candidates.

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

Our relationships with investigators, health care professionals, consultants, commercial partners, third-party payors, hospitals, and other customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws, which could expose us to penalties.*

Healthcare providers, physicians and others play a primary role in the recommendation and prescribing of any products for which we may obtain marketing approval. Our business operations and arrangements with investigators, healthcare professionals, consultants, commercial partners, hospitals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute the products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws, include, but are not limited to, the following:

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

•

the federal Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical trials, or delays in the regulatory approval process, may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives. On November 5, 2014, we announced that the Board of Directors has initiated a search to replace Richard King, our President and Chief Executive Officer. On March 31, 2015, Mr. King’s employment with AcelRx terminated. On March 19, 2015, the Board of Directors of AcelRx appointed Howard B. Rosen, a member of AcelRx’s Board of Directors, as interim Chief Executive Officer effective April 1, 2015. While Mr. Rosen has agreed to serve as our Chief Executive Officer and principal executive officer on an interim basis, there can be no assurance that a permanent replacement will be found on a timely basis, or at all. Our inability to find a suitable permanent replacement may have a detrimental impact on the organization and impede the progress of our research, development and commercialization objectives, as well as our ability to raise additional capital as needed.

In the future, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2015, we had 33 full-time employees. On March 19, 2015, our Board of Directors, in connection with our efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. As our product candidates mature and approach potential commercialization, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of June 30, 2015, we are the owner of record of 42 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and platform technology. These issued patents are expected to provide coverage through 2027 – 2030.

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

•	any adverse development or perceived adverse development with respect to the FDA’s regulatory review of Zalviso;

•	adverse results or delays in current or future clinical trials, including the Phase 3 clinical development program for ARX-04;

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

Historically, our common stock has thinly traded, and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.*

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the six months ended June 30, 2015 and 2014 was approximately 640,000 and 600,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against AcelRx and certain of our current and former officers. On April 17, 2015, lead plaintiff filed an amended complaint. The amended complaint alleges that between September 30, 2013 and July 25, 2014, AcelRx and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to our lead drug candidate, Zalviso. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. In response, the Company filed a Motion to Dismiss on June 1, 2015. Plaintiffs’ opposition was filed July 30, 2015 and a hearing date on the Motion to Dismiss has been scheduled for October 22, 2015. This lawsuit and any future related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could adversely affect our business. Further, any negative outcome from such lawsuit could result in payments of monetary damages, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

10.1+	Offer letter, effective as of April 1, 2015, by and among the Registrant and Howard B. Rosen.	8-K	001-35068	10.1	4/3/2015

10.2#	Award/Contract with the U.S. Army Medical Research and Material Command, dated May 11, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#					Material in the exhibit marked with a “[ * ]” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
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

Date: August 3, 2015	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer and Head of Business Development
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

10.1+	Offer letter, effective as of April 1, 2015, by and among the Registrant and Howard B. Rosen.	8-K	001-35068	10.1	4/3/2015

10.2#	Award/Contract with the U.S. Army Medical Research and Material Command, dated May 11, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with a “[ * ]” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.