Form 10-Q
period 2015-09-30
ACELRX PHARMACEUTICALS INC
filed 2015-11-03
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

or

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

As of October 21, 2015, the number of outstanding shares of the registrant’s common stock was 44,445,109.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “ACELRX” and “ACCELERATE, INNOVATE, ALLEVIATE” are U.S. registered trademarks owned by AcelRx Pharmaceuticals, Inc. This report also contains other trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2015 (Unaudited)	December 31, 2014(1)
Assets
Current Assets:
Cash and cash equivalents	$95,042	$60,038
Short-term investments	9,291	15,312
Accounts receivable, net	17,376	—
Prepaid expenses and other current assets	883	948

Total current assets	122,592	76,298
Property and equipment, net	8,740	9,818
Restricted cash	178	250
Other assets	50	50

Total Assets	$131,560	$86,416

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,701	$2,431
Accrued liabilities	2,342	3,654
Income taxes payable	771	—
Long-term debt, current portion	—	6,859
Deferred revenue, current portion	3,012	787
Liability related to the sale of future royalties, current portion	59	—

Total current liabilities	7,885	13,731
Deferred rent	441	529
Long-term debt, net of current portion	20,716	18,015
Deferred revenue, net of current portion	193	1,626
Liability related to the sale of future royalties, net of current portion	61,407	—
Contingent put option liability	319	282
Warrant liability	633	5,577

Total liabilities	91,594	39,760

Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 44,445,109 and 43,712,363 shares issued and outstanding as of September 30, 2015 and December 31, 2014	44	43
Additional paid-in capital	232,579	225,423
Accumulated deficit	(192,659)	(178,806)
Accumulated other comprehensive income (loss)	2	(4)

Total stockholders’ equity	39,966	46,656

Total Liabilities and Stockholders’ Equity	$131,560	$86,416

(1)

The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Collaboration agreement	$13,863	$4,825	$14,530	$4,991
Contract	1,565	—	3,003	—
Total revenue	15,428	4,825	17,533	4,991
Operating expenses:
Research and development	5,393	5,244	19,009	17,239
General and administrative	2,930	4,650	10,186	13,622
Restructuring costs	—	—	756	—
Total operating expenses	8,323	9,894	29,951	30,861
Income (loss) from operations	7,105	(5,069)	(12,418)	(25,870)
Other (expense) income:
Interest expense	(713)	(816)	(2,296)	(1,818)
Interest income and other income (expense), net	(269)	6,556	1,915	8,153
Non-cash interest expense on liability related to sale of future royalties	(282)	—	(282)	—
Total other (expense) income	(1,264)	5,740	(663)	6,335
Net income (loss) before income taxes	5,841	671	(13,081)	(19,535)
Provision for income taxes	(772)	—	(772)	—
Net income (loss)	5,069	671	(13,853)	(19,535)

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	1	1	6	(1)

Comprehensive income (loss)	$5,070	$672	$(13,847)	$(19,536)

Net income (loss) per share of common stock, basic	$0.11	$0.02	$(0.31)	$(0.45)

Net income (loss) per share of common stock, diluted	$0.11	$(0.13)	$(0.37)	$(0.63)

Shares used in computing net loss per share of common stock, basic	44,406,933	43,469,354	44,209,726	43,332,013

Shares used in computing net loss per share of common stock, diluted – see Note 10	45,049,258	44,263,492	44,399,387	44,287,959

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,853)	$(19,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to royalty monetization	282	—
Depreciation and amortization	1,502	469
Amortization of premium/discount on investments, net	81	187
Interest expense related to debt financing	691	514
Stock-based compensation	3,820	3,068
Revaluation of put option and PIPE warrant liabilities	(2,363)	(8,796)
Loss on disposal and impairment of property and equipment	509	—

Changes in operating assets and liabilities:
Accounts receivable	(17,376)	—
Prepaid expenses and other assets	65	(226)
Restricted cash	72	—
Accounts payable	(564)	528
Accrued liabilities	(1,289)	(1,744)
Income taxes payable	771	—
Deferred revenue	792	9
Deferred rent	(88)	(9)

Net cash used in operating activities	(26,948)	(25,535)

Cash flows from investing activities:
Purchase of property and equipment	(1,122)	(4,756)
Purchase of investments	(7,264)	(14,884)
Proceeds from maturity of investments	13,210	14,629

Net cash provided by (used in) investing activities	4,824	(5,011)

Cash flows from financing activities:
Net proceeds from sale of future royalties	61,184	—
Proceeds from issuance of long-term debt	—	10,000
Payment of long-term debt	(4,534)	—
Payment of debt modification transaction costs	(215)	—
Net proceeds from issuance of common stock through equity plans and exercise of warrants	693	2,386

Net cash provided by financing activities	57,128	12,386

Net increase (decrease) in cash and cash equivalents	35,004	(18,160)
Cash and cash equivalents—Beginning of period	60,038	88,401

Cash and cash equivalents—End of period	$95,042	$70,241

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

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

In September 2015, the Company reported that SAP301, a pivotal Phase 3 study for ARX-04 (sufentanil sublingual tablet, 30 mcg), met primary and secondary endpoints in a multi-center, double-blind, placebo-controlled trial designed to study the short-term treatment of patients with moderate-to-severe acute pain following ambulatory abdominal surgery. The Company believes ARX-04 may be a candidate for use in a variety of medically supervised settings to manage moderate-to-severe acute pain, including in the emergency room, or for post-operative patients, following either short-stay or ambulatory surgery.

The Company’s other late-stage investigational product candidate, Zalviso™, delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia device. In response to the New Drug Application, or NDA, the Company submitted to the U.S. Food and Drug Administration, or FDA, seeking approval for Zalviso, the Company received a Complete Response Letter, or CRL, on July 25, 2014. The FDA has requested an additional clinical study and the Company has submitted a protocol to the FDA for review. The Company is planning to begin this study, IAP312, in the first quarter of 2016 but likely will await comments on the protocol prior to study initiation.

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, which was amended effective July 17, 2015, or the Amended License Agreement, which grants Grünenthal rights to commercialize Zalviso in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia. In September 2015, the European Commission approved the Marketing Authorization Application, or MAA, previously submitted to the European Medicines Agency, or EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. The approval allows Grünenthal to market Zalviso in the 28 European Union member states as well as for the European Economic Area countries, Norway, Iceland and Liechtenstein, or EEA.

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur negative cash flows. Although Zalviso has been approved for sale in the European Union, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement with Grünenthal to PDL BioPharma, Inc., or PDL. As a result, the Company expects to continue to incur negative cash flows.

The Company has one business activity, which is the development and commercialization of product candidates for the treatment of pain, and a single reporting and operating unit structure.

When we refer to "we," "our," "us," the "Company" or "AcelRx" in this document, we mean the current Delaware corporation, or AcelRx Pharmaceuticals, Inc., and its predecessor, as well as its consolidated subsidiary.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ARPI LLC, which was formed in September 2015 for the sole purpose of facilitating the monetization transaction with PDL of the expected royalty stream and milestone payments due from the sales of Zalviso in the European Union by its commercial partner, Grünenthal, pursuant to the Amended License Agreement, or the Royalty Monetization. All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 6 “Liability Related to Sale of Future Royalties” for additional information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The condensed consolidated balance sheet as of December 31, 2014, was derived from the Company’s audited financial statements as of December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which includes a broader discussion of the Company’s business and the risks inherent therein.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management evaluates its estimates on an ongoing basis including critical accounting policies. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 30, 2015, the Company has updated its concentration of risk policy to include its reliance on third parties for product manufacturing obligations under the Grünenthal Manufacturing and Supply Agreement, and its revenue recognition policy to include contract revenue, and royalties as discussed below. There are no other significant changes to the Company’s significant accounting policies from those previously disclosed in its Annual Report on Form 10-K.

Concentration of Risk

The Company relies on a single third-party supplier for the supply of sufentanil, the active pharmaceutical ingredient in Zalviso, and various sole-source third-party contract manufacturer organizations to manufacture the Zalviso drug cartridge and device components, including the controller, the dispenser kit and the accessories.

Revenue Recognition - Contract Revenue

In May 2015, the Company entered into an award contract with the United States Army Medical Research and Materiel Command, or USAMRMC, to support the development of the Company’s product candidate, ARX-04, referred to as DoD Contract. The DoD Contract provides for the reimbursement of qualified expenses for research and development activities as defined under the terms of the contract. Revenue under the contract is recognized when the related qualified research expenses are incurred. The Company is entitled to reimbursement of overhead costs associated with the study costs incurred under the DoD Contract. The Company estimates this overhead rate by utilizing forecasted expenditures. Final reimbursable overhead expenses are dependent on direct labor and direct reimbursable expenses throughout the life of the DoD Contract, so it may increase or decrease based on actual expenses incurred.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

In September 2015, the Company sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by its commercial partner, Grünenthal, pursuant to the Collaboration and License Agreement, dated as of December 16, 2013, as amended, to PDL for an upfront cash purchase price of $65.0 million, referred to as the Royalty Monetization. The Company continues to have significant continuing involvement in the Royalty Monetization primarily due to an obligation to act as the intermediary for the supply of Zalviso to Grünenthal. Under the relevant accounting guidance, because of the Company’s significant continuing involvement, the Royalty Monetization has been accounted for as a liability that will be amortized using the interest method over the life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty and milestone payments to be received by PDL and payments the Company is required to make to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The sum of the capped amount of $195.0 million, less the $61.2 million of net proceeds the Company received will be recorded as interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and record interest expense using an estimated interest rate for an arms-length debt transaction. The Company’s estimate of the interest rate under the arrangement is based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. The Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 14%. The Company will periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than its initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the interest rate.

The Company will record non-cash royalty revenues and non-cash interest expense within its condensed consolidated statement of operations over the term of the PDL agreement.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU-2015-14, that provided for the adoption of the new standard for fiscal years beginning after December 15, 2017. Accordingly, ASU 2014-09 is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2014-09 on its results of operations, cash flows and financial position.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03. ASU 2015-03 will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and is required to be applied retrospectively to all prior periods presented. As permitted by ASU 2015-03, the Company elected to early adopt this guidance beginning with the first quarter of fiscal 2015, in order to simplify the presentation of its debt issuance costs. The resulting reclassifications of unamortized debt issuance costs from other assets to long-term debt, net of current portion on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, was $23,000 and $31,000, respectively. Refer to Note 5 “Long Term Debt” for additional information.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$88,994	$—	$—	$88,994
Money market funds	6,047	1	—	6,048

Total cash and cash equivalents	95,041	1	—	95,042
Marketable securities:
U.S. government agency securities	9,290	1	—	9,291

Total marketable securities	9,290	1	—	9,291

Total cash, cash equivalents and investments	$104,331	$2	$—	$104,333

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$60,005	$—	$—	$60,005
Money market funds	33	—	—	33

Total cash and cash equivalents	60,038	—	—	60,038
Marketable securities:
U.S. government agency securities	15,316	—	(4)	15,312

Total marketable securities	15,316	—	(4)	15,312

Total cash, cash equivalents and investments	$75,354	$—	$(4)	$73,350

As of September 30, 2015 and December 31, 2014, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at September 30, 2015 or December 31, 2014. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015 and December 31, 2014, the contractual maturity of all investments held was less than one year.

 Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of September 30, 2015 and December 31, 2014, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement, and which was classified as a Level III liability. See Note 5 “Long-Term Debt,” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the condensed consolidated statements of comprehensive income (loss). The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of September 30, 2015 and December 31, 2014, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the PIPE warrants. As of September 30, 2015, the Company remeasured on a non-recurring basis a portion of its leasehold improvements in its corporate offices using Level III valuation techniques. The write down to fair value of these long-lived assets resulted in an impairment charge of $0.5 million in the three months ended September 30, 2015, which was recorded in interest income and other income (expense), net in the condensed consolidated statements of comprehensive income (loss).

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$6,048	$6,048	$—	$—
U.S. government agency obligations	9,291	—	9,291	—

Total assets measured at fair value	$15,339	$6,048	$9,291	$—

Liabilities
PIPE warrants	$633	—	—	$633
Contingent put option liability	319	—	—	319

Total liabilities measured at fair value	$952	$—	$—	$952

	As of December 31, 2014
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$33	$33	$—	$—
U.S. government agency obligations	15,312	—	15,312	—

Total assets measured at fair value	$15,345	$33	$15,312	$—

Liabilities
PIPE warrants	$5,577	—	—	$5,577
Contingent put option liability	282	—	—	282

Total liabilities measured at fair value	$5,859	$—	$—	$5,859

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of September 30, 2015:

Market price	$3.05
Exercise price	$3.40
Risk-free interest rate	0.64%
Expected volatility	78.0%
Expected life (in years)	2.17
Expected dividend yield	0.0%

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2014:

Market price	$6.73
Exercise price	$3.40
Risk-free interest rate	1.10%
Expected volatility	61.0%
Expected life (in years)	2.92
Expected dividend yield	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2015 and September 30, 2014 (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Fair value—beginning of period	$1,167	$5,859
Change in fair value of PIPE warrants	(283)	(2,401)
Exercise of PIPE warrants	—	(2,543)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	68	37

Fair value—end of period	$952	$952

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Fair value—beginning of period	$11,726	$13,445
Change in fair value of PIPE warrants	(6,964)	(8,241)
Exercise of PIPE warrants	—	(546)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	(113)	(9)

Fair value—end of period	$4,649	$4,649

3. U.S. Department of Defense Contract

On May 11, 2015, the Company entered into an award contract supported by the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to the Company in order to support the development of the Company’s product candidate, ARX-04 (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled single-dose applicator, or SDA, for the treatment of moderate-to-severe acute pain. The DoD Contract supports development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an NDA to the FDA. Under the terms of the contract, the DoD will reimburse the Company for costs incurred for development, manufacturing and clinical costs outlined in the contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract begins on May 11, 2015 and ends on November 10, 2016. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. In addition, if ARX-04 is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the contract.

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development performed under the DoD Contract, recorded as contract revenue in the condensed consolidated statements of comprehensive income (loss), was $1.6 million and $3.0 million for the three and nine months ended September 30, 2015, respectively. There was no such revenue recognized for the three and nine months ended September 30, 2014.

4. Collaboration Agreement

On December 16, 2013, AcelRx and Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. The Company retains rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company entered into amendments to the License Agreement, or the License Amendment, and together with the License Agreement, the Amended License Agreement, and the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, each effective as of July 17, 2015, and together, the Amended Agreements.

In the Amended Agreements, the parties amended the Product supply configurations and packaging of Product components and accessories, and associated pricing therefor, which the Company will manufacture and supply to Grünenthal for the Territory. The parties agreed to increase the pricing of the Product components and accessories in exchange for a reduction of $5.5 million in the total milestone payments due from Grünenthal contingent upon achieving specified net sales targets from a total of $171.5 million to $166.0 million. The parties also updated the development plan for the Product in the Territory, providing for additional near-term development services to be rendered by AcelRx in exchange for payments by Grünenthal of $0.7 million. In accordance with the terms of the Amended MSA, AcelRx also received a binding Product forecast from Grünenthal for approximately $3.7 million.

Amended License Agreement

Under the terms of the Amended License Agreement, Grünenthal has the exclusive right to commercialize the Product in the Field in the Territory. The Company retains control of clinical development, while Grünenthal and the Company will be responsible for certain development activities pursuant to a development plan as agreed between the parties. The Company will not receive separate payment for such development activities, apart from the $0.7 million included under the Amended Agreements. Grünenthal is exclusively responsible for marketing approval applications and other regulatory filings relating to the sufentanil sublingual tablet drug cartridge for the Product in the Field in the Territory, while the Company is responsible for the CE Mark and other regulatory filings relating to device portions of the Product. In July 2014, Grünenthal submitted an MAA to the European Medicines Agency, or EMA, for Zalviso™ (15 micrograms sufentanil sublingual tablets) for the management of acute moderate-to-severe post-operative pain in adult patients. A CE Mark for Zalviso was obtained in the fourth quarter 2014 which specifies AcelRx as the device design authority and manufacturer. In September 2015, the European Commission approved the MAA for Zalviso for the 28 European Union member states as well as for the EEA.

The Company received an upfront non-refundable cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014. The Company was entitled to receive an additional $15.0 million milestone payment upon the approval of the MAA. The MAA was approved in September 2015. Under the Amended License Agreement, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range on net sales of Zalviso.

Unless earlier terminated, the Amended License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply the Product to Grünenthal. The Amended License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

Amended MSA

Under the terms of the Amended MSA, the Company will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from AcelRx, during the first five years after the effective date of the MSA, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. The Product will be supplied at prices approximating the Company’s manufacturing cost, subject to certain caps, as defined in the MSA Amendment. The MSA Amendment requires the Company to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and, under certain specified conditions, permits Grünenthal to use a third party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

Unless earlier terminated, the Amended MSA continues in effect until the later of the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments or the end of any transition period for manufacturing obligations due to the expiration or termination of the Amended License Agreement. The Amended MSA is subject to earlier termination in connection with certain termination events in the Amended License Agreement, in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party or upon the bankruptcy or insolvency of either party.

The Company identified the following four significant non-contingent performance deliverables under the original Agreements: 1) intellectual property (license), 2) the obligation to provide research and development services, 3) the significant and incremental discount on the manufacturing of Zalviso for commercial purposes, and 4) the obligation to participate on the joint steering committee.

At the time the Amended Agreements were executed, with the exception of the intellectual property license, these obligations remained partially undelivered. Additionally, the Company identified the following three performance deliverables under the License Amendment and the MSA Amendment: 1) the obligation to provide additional research and development services, 2) the obligation to provide Zalviso demonstration device systems, and 3) the obligation to manufacture and deliver Product under the binding forecast. The Company determined that the License Amendment and MSA Amendment are modifications to the original Agreements.

The Company considered the provisions of the multiple-element arrangement guidance in determining whether the deliverables outlined above have standalone value and thus should be treated as separate units of accounting. The Company’s management determined that the license under the original License Agreement had standalone value and represented a separate unit of accounting because the rights conveyed permitted Grünenthal to perform all efforts necessary to commercialize and begin selling the product upon regulatory approval. In addition, Grünenthal has the appropriate development, regulatory and commercial expertise with products similar to the product licensed under the agreement and has the ability to engage third parties to manufacture the product allowing Grünenthal to realize the value of the license without receiving any of the remaining deliverables. Grünenthal can also sublicense its license rights to third parties. Also, the Company’s management determined that the research and development services, Zalviso demonstration device systems, joint steering committee participation, the significant and incremental discount on the manufacturing of Zalviso, and the obligation to manufacture and deliver Products each represent individual units of accounting, as Grünenthal could perform such services and/or could acquire these on a separate basis.

The Company believes that none of the deliverables have vendor-specific objective evidence, or VSOE, or sufficient third-party evidence, or TPE, of selling price, as none of them have been sold separately by the Company, and as there is only limited information about third party pricing for similar deliverables. Accordingly, the Company developed best estimates of selling prices, or ESP, for each deliverable in order to allocate the noncontingent arrangement consideration to the units of accounting, based on current information available as of the modification date.

The Company’s management determined the best estimate of selling price for the license based on Grünenthal’s estimated future cash flows arising from the arrangement. Embedded in the estimate were significant assumptions regarding regulatory expenses, revenue, including potential customer market for the product and product price, costs to manufacture the product and the discount rate. The Company’s management determined the best estimate of selling price of the research and development services and committee participation based on the nature and timing of the services to be performed and in consideration of personnel and other costs incurred in the delivery of the services. For the discount on manufacturing services, the Company’s management estimated the selling price based on the market level of contract manufacturing margin it could have received if it were engaged to supply products to a customer in a separate transaction, the estimated cost of manufacturing, and the anticipated volume of Grünenthal’s orders over the course of the agreement, to which the discount would apply. For the Zalviso demonstration devices and the obligation to manufacture and deliver Product, the Company’s management estimated the selling price based on the binding volume of such devices and Products, the estimated cost of manufacturing, and the market level of contract manufacturing margin. ESP of the license, research and development and committee participation services and the discount on manufacturing services were updated at the time the Amended Agreements were executed for purposes of allocating the amended arrangement consideration.

The Amended Agreements entitle the Company to receive additional payments upon the achievement of certain development and sales milestones. Based on ASC Topic 605-28, Revenue Recognition — Milestone Method, the Company evaluates contingent milestones at inception or modification of the agreement, and recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive in its entirety. Milestones are events which have the following characteristics: (i) they can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and, (iii) they would result in additional payments due to the Company. A milestone is considered substantive if the following criteria are met: (i) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item (s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and, (iii) the consideration is reasonable relative to all of the other deliverables and payment terms, including other potential milestone consideration, within the arrangement.

The substantive milestone payments will be recognized as revenue in their entirety upon the achievement of each substantive milestone. Based on the criteria noted above, the identified substantive milestones in the original Agreements pertain to post approval product enhancements, expanded market opportunities and manufacturing efficiencies for Zalviso. Each of these potential achievements is based primarily on the Company’s performance and involves substantive uncertainty as achievement of these milestones requires future research, development and regulatory activities, which are inherently uncertain in nature. The Company determined that the consideration for each milestone was commensurate with the Company’s performance to achieve the milestone, including future research, development, manufacturing and regulatory activities and that the consideration is reasonable relative to all of the other deliverables and payments within the arrangement. Aggregate potential payments for these milestones total $28.5 million.

In addition to substantive milestones, two milestones associated with the original Agreements were deemed not to be substantive. These milestones pertain to regulatory developments for Zalviso in Europe, which the Company’s management deemed to be not substantive due to the high likelihood of achievement, both at inception of the original Agreements and at the time the Amended Agreements were executed. Aggregate potential payments for these milestones totaled $20.0 million. In July 2014, Grünenthal submitted an MAA to the EMA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, triggering the first of these two milestones. Under the terms of the Amended License Agreement with Grünenthal, the Company received a cash payment of $5.0 million in the third quarter of 2014. In September of 2015, the MAA was approved by the European Commission, triggering the second of these two milestones and making the Company entitled to receive $15.0 million. Amounts received under non-substantive milestones are allocated to performance deliverables based on the relative selling price method and recognized as appropriate for such deliverables.

The Amended Agreements also include milestone payments related to specified net sales targets, totaling $166.0 million. These milestones do not meet the definition of a milestone under ASU 2010-17 because the achievement of these milestones is solely dependent on counter-party performance and not on any performance obligations of the Company.

At the time the Amended Agreements were executed, approximately $33.3 million of revenue had been recognized, and $1.7 million remained unrecognized from the aggregate to-date consideration of $35.0 million received under the original Agreements. Upon execution of the Amended Agreements, the Company updated the allocation of this arrangement consideration, along with the consideration owed under the Amended Agreements, consisting of $0.7 million related to research and development services and the demonstration device systems, and $3.7 million related to the Product binding purchase forecast, to all of the identified deliverables in the arrangement (both delivered and undelivered) using their relative selling prices. Further, the $15.0 million non-substantive milestone achieved in September of 2015 was also allocated to the deliverables in the same manner. As a result of such allocations, additional amounts of $13.2 million and $0.5 million were allocated to the previously delivered license and research and development and committee participation services, respectively. A total of $4.4 million was allocated to the significant and incremental discount on manufacturing services, and is expected to be recognized over the period such discount is made available to Grünenthal, beginning in February 2016, on a straight-line basis over the estimated period through 2029. An additional $0.2 million has been allocated to committee participation services and is recognized on a straight-line basis over the performance obligation period extending through 2018. A total of $2.3 million was allocated to manufacturing services for the binding forecast of Products, and is expected to be recognized when the Products are delivered in the first quarter of 2016. The remaining $0.5 million was allocated to the additional research and development services under the Amended License Agreement and demonstration device systems, and manufacturing and delivery of the Products, and will be recognized as those services are performed or as the devices are delivered, as applicable.

Below is a summary of revenue recognized under the Amended Agreements during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
License	$13,167	$4,560	$13,167	$4,560
Joint steering committee and research and development services	696	265	1,363	431
Total	$13,863	$4,825	$14,530	$4,991

As of September 30, 2015, the Company had current and noncurrent portions of the deferred revenue balance of $3.0 million and $0.2 million, respectively.

5. Long-Term Debt

Hercules Loan and Security Agreements

In June 2011, AcelRx entered into the Loan and Security Agreement, or the Loan Agreement, between the Company and with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., together, the Lenders, under which AcelRx borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The Company’s obligations associated with the agreement are secured by a security interest in substantially all of its assets, other than its intellectual property and those assets sold under the Royalty Monetization.

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

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement with the Lenders, or the Amended Loan Agreement, under which the Company may borrow up to $40.0 million in three tranches. The loans are represented by secured convertible term promissory notes, collectively, the Notes. The Amended Loan Agreement amends and restates the Loan Agreement between the Company and the Lenders dated as of June 29, 2011. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the Loan and Security Agreement with the Lenders. The Company recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014.

On September 24, 2014, the Company entered into Amendment No. 1 to the Amended Loan Agreement with Hercules. Amendment No. 1 extended the time period under which the Company could draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to the Company obtaining approval for Zalviso from the FDA. The Company did not receive FDA approval of Zalviso by August 1, 2015 and as such, did not have access to the third tranche.

On September 18, 2015, concurrently with the closing of the Royalty Monetization, the Company entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Amended Loan Agreement with the Lenders. Amendment No. 2 includes an interest only period from October 1, 2015 through March 31, 2016, with the potential for further extension to September 30, 2016 upon satisfaction of certain conditions. These conditions were satisfied in the third quarter of 2015 and the interest only period under the Amended Loan Agreement is October 1, 2015 through September 30, 2016. Loans under the Amended Loan Agreement mature on October 31, 2017. In connection with Amendment No. 2, the Company reduced the exercise price of the warrants already held by the Lenders, which are exercisable for an aggregate of 176,730 shares of Common Stock, from the previous exercise price of $6.79 per share to $3.88 per share, or the Warrant Amendments.

The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement were interest only until April 1, 2015, followed by equal monthly payments of principal and interest through September 30, 2015, to be followed by an interest only period from October 1, 2015 through September 30, 2016, and by equal monthly payments of principal and interest from October 1, 2016 through the scheduled maturity date on October 1, 2017, or the Loan Maturity Date. In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property and those assets sold under the Royalty Monetization.

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

In connection with the Amended Loan Agreement, the Company issued a warrant to each Lender which, collectively, are exercisable for an aggregate of 176,730 shares of common stock and each carried an exercise price of $6.79 per share. As mentioned above, in connection with Amendment No. 2, the Company reduced the exercise price of these warrants from the previous exercise price of $6.79 per share to $3.88 per share. See Note 7 “Warrants,” for further description.

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $1.7 million. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the Amended Loan Agreement entered into on December 16, 2013 was considered an extinguishment, the contingent put option liability associated with the Loan Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of September 30, 2015 and December 31, 2014, the estimated fair value of the contingent put option liability was $319,000 and $282,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the condensed consolidated statements of comprehensive income (loss).

The Company performed an analysis of Amendment No. 2 to determine if it was a modification or extinguishment of the debt under the Amended Loan Agreement. The Company assumed immediate prepayment of both the pre-modification debt and post-modification debt, including the change in the fair value due to the Warrant Amendments, and concluded that Amendment No. 2 was a modification rather than an extinguishment of the debt.

As of September 30, 2015, the Company had outstanding borrowings under the Amended Loan Agreement of $20.7 million. Interest expense related to the Amended Loan Agreement was $0.7 million and $2.3 million for the three and nine months ended September 30, 2015, respectively.

6. Liability Related to Sale of Future Royalties

On September 18, 2015, the Company consummated the Royalty Monetization, in which it sold certain royalty and milestone payment rights to its newly formed wholly owned subsidiary, ARPI LLC, pursuant to a Purchase and Sale Agreement, or PSA. Subsequently, ARPI LLC sold the royalty and milestone payment rights to PDL for an upfront cash purchase price of $65.0 million, subject to a capped amount of $195.0 million pursuant to the Subsequent Purchase and Sale Agreement, or SPSA. Under the SPSA, PDL will receive 75% of the European royalties under the Amended License Agreement as well as 80% of the first four commercial milestones, worth $35.6 million (or 80% of $44.5 million), subject to the capped amount. The Company is entitled to receive 25% of the royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all remaining development milestones of $43.5 million, including the $15.0 million payment for the approval of the Zalviso MAA.

The Company and ARPI LLC continue to retain certain duties and obligations under the Amended License Agreement. These include the collection of the royalty and milestones amounts due and enforcement of related provisions under the Amended License Agreement, among others. In addition, the Company must prepare a quarterly distribution report relating to the Amended License Agreement, containing among other items, the amount of royalty and milestone payments received, reimbursable expenses and set-offs. The Company and ARPI LLC must also provide PDL with notice of certain communications, events or actions with respect to the Amended License Agreement and infringement of any underlying intellectual property.

The Company has significant continuing involvement in the Royalty Monetization primarily due to an obligation to act as the intermediary for the supply of Zalviso to Grünenthal. Under the relevant accounting guidance, because of its significant continuing involvement, the Royalty Monetization has been accounted for as a liability that will be amortized using the interest method over the life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty and milestone payments to be received by PDL and payments the Company is required to make to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The sum of the capped amount of $195.0 million, less the $61.2 million of net proceeds the Company received will be recorded as interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records interest expense. The Company’s estimate of the interest rate under the arrangement is based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. The Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 14%.

The Company will periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, the Company will prospectively adjust the amortization of the liability and the interest rate.

The following table shows the activity within the liability account during the nine months ended September 30, 2015 (in thousands):

Liability related to sale of future royalties—beginning balance	$—
Net proceeds from sale of future royalties	61,184
Non-cash interest expense recognized	282
Payments from AcelRx to PDL	—

Total liability related to sale of future royalties as of September 30, 2015	61,466
Less: current portion	(59)

Liability related to sale of future royalties, less current portion	$61,407

As royalties are remitted to PDL from ARPI LLC as described in Note 1 “Organization and Summary of Significant Accounting Policies,” the balance of the liability will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest expense within its condensed consolidated statements of comprehensive income (loss) over the term of the Royalty Monetization.

7. Warrants

Series A Warrants

As of September 30, 2015, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

Hercules Warrants

In connection with the Amended Loan Agreement, executed in December 2013, the Company issued warrants to Hercules which were exercisable for an aggregate of 176,730 shares of common stock with an exercise price of $6.79 per share, or the Warrants. In connection with Amendment No. 2 to the Amended Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders, which are exercisable for an aggregate of 176,730 shares of Common Stock, from the previous exercise price of $6.79 per share to $3.88 per share, or the Warrant Amendments. Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants. The Company estimated the fair value of these Warrants as of the issuance date to be $1.1 million, which was used in the estimating the fair value of the amended debt instrument and was recorded as equity. The fair value of the Warrants was calculated using the Black-Scholes option-valuation model, and was based on the original strike price of $6.79, the stock price at issuance of $9.67, the five-year contractual term of the warrants, a risk-free interest rate of 1.55%, expected volatility of 71% and 0% expected dividend yield. The Company estimated the fair value of the modification of the Warrants, or the Warrant Amendments, as of the issuance date to be $0.1 million, which was used in estimating the fair value of the amended debt instrument and was recorded as equity.

As of September 30, 2015, warrants to purchase 176,730 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in December 2018.

In connection with the Loan Agreement with Hercules, executed in June 2011, the Company issued to Hercules warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share, which were net exercised for 183,404 shares of common stock during the year ended December 31, 2013.

2012 Private Placement Warrants

In connection with the Private Placement, completed in June 2012, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the PIPE warrants was $3.40 which equals the closing consolidated bid price of the Company’s common stock on May 29, 2012, the effective date of the Purchase Agreement. The PIPE warrants issued in the Private Placement became exercisable six months after the issuance date, and expire on the five year anniversary of the initial exercisability date. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants were recorded as a liability at fair value, as determined by the Black-Scholes option-pricing model, and then marked to fair value each reporting period, with changes in estimated fair value recorded through the condensed consolidated statements of comprehensive income (loss) in interest income and other income (expense), net. The Black-Scholes assumptions used to value the PIPE warrants are disclosed in Note 2 “Investments and Fair Value Measurement.”

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of September 30, 2015, the fair value of the PIPE warrants was estimated to be $0.6 million. The change in fair value for the three months ended September 30, 2015 was $0.3 million, which was recorded as other income, and the change in fair value for the nine months ended September 30, 2015 was $2.4 million, which was recorded as other income.

In March 2015, PIPE warrants to purchase 847,058 shares were net exercised for 527,101 shares of common stock. As of September 30, 2015, PIPE warrants to purchase 512,456 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

8. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expenses:
Research and development	$636	$568	$1,967	$1,607
General and administrative	535	631	1,853	1,461

Total stock-based compensation expense	$1,171	$1,199	$3,820	$3,068

As of September 30, 2015 there were 2,425,285 shares available for grant, 5,676,630 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan.

9. Restructuring Costs

On March 19, 2015, the Board of Directors of the Company, in connection with its efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced the Company’s workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. Employee termination benefits related to this restructuring, are charged to restructuring costs in the condensed consolidated statements of comprehensive income (loss).

Restructuring costs for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Employee termination benefits	$—	$—	$756	$—
Total restructuring costs	$—	$—	$756	$—

The following table presents activities related to a cost reduction plan during the three and nine months ended September 30, 2015 (in thousands):

Employee severance and related costs
Balance of restructuring liability at December 31, 2014	$—
Charges	754
Payments	—
Balance of restructuring liability at March 31, 2015	754
Charges	2
Payments	(753)
Balance of restructuring liability at June 30, 2015	3
Charges	—
Payments	(3)
Balance of restructuring liability at September 30, 2015	$—

The restructuring liability has been fully disbursed as of September 30, 2015.

10. Net Loss per Share of Common Stock

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

During the three and nine months ended September 30, 2015, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at September 30, 2015, compared to the closing share price on June 30, 2015 and December 31, 2014. Similarly, during the three and nine months ended September 30, 2014, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at September 30, 2014, compared to the closing share price on June 30, 2014 and December 31, 2013. The decrease in share price created a lower Black-Scholes value and lower liability for the PIPE warrants, which resulted in other income during the three and nine months ended September 30, 2015, and the three and nine months ended September 30, 2014. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2015 and 2014 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Numerator
Net income (loss) used to compute net income (loss) per share:
Basic	$5,069	$671	$(13,853)	$(19,535)
Adjustments for change in fair value of warrant liability	(283)	(6,418)	(2,401)	(8,241)

Diluted	$4,786	$(5,747)	$(16,254)	$(27,776)

Denominator
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	44,406,933	43,469,354	44,209,726	43,332,013
Dilutive effect of warrants	88,494	794,138	189,661	955,946
Dilutive effect of ESPP and stock options	553,831	—	—	—

Diluted	45,049,258	44,263,492	44,399,387	44,287,959
Net income (loss) per share — basic	$0.11	$0.02	$(0.31)	$(0.45)

Net income (loss) per share — diluted	$0.11	$(0.13)	$(0.37)	$(0.63)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

ESPP and stock options to purchase common stock	3,606,683	5,381,477	5,784,402	5,381,447
Convertible debt into common stock	553,763	553,763	553,763	553,763
Common stock warrants	180,155	180,155	180,155	180,155

11. Commitments and Contingencies

Purchase Obligations

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for product manufacturing and research and development.

We have purchase commitments with various sole source vendors for commercial inventory for Zalviso totaling $2.8 million at September 30, 2015 to supply raw materials in the fourth quarter of 2015 of approximately $0.7 million, and finished goods in the first quarter of 2016 of approximately $2.1 million.

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

Under the terms of the Services Agreement, the Company has agreed to purchase, subject to Patheon’s continued material compliance with the terms of the Services Agreement, all of its Product requirements for the United States, Canada and Mexico from Patheon during the Initial Term of the Services Agreement (as defined below), and at least eighty percent (80%) of its Product requirements for such territories after the Initial Term. In addition, Patheon will manufacture Product for the Company to support Grünenthal’s commercialization of Zalviso in the European Union.

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

12. Related Party Transactions

Stephen Hoffman is a Senior Advisor to PDL and a member of the Company's Board of Directors, or the Board. The Board was aware of Dr. Hoffman’s status as an interested party in the Royalty Monetization and Dr. Hoffman recused himself from all deliberations and actions taken by the Board with respect to the Royalty Monetization. Dr. Hoffman’s consulting compensation from PDL is composed, in part, of a success fee which is formula driven based on a minimum dollar value of deals and the total dollar value of the deals concluded or funded in 2015. This determination is made at the end of 2015. Because the total dollar value of deals concluded or funded by PDL in 2015 is not known, the exact amount of the success fee potentially attributable to the AcelRx transaction is indeterminate. Depending on the total dollar value of deals concluded or funded in 2015 and subject to Dr. Hoffman rendering services for the entire fiscal year of 2015, PDL estimates the potential range attributable to the AcelRx transaction could be from $190,000 to $260,000.

13. Subsequent Events

On October 2, 2015, the Company executed an agreement to sublease 11,871 sq. of its space located at 301 Galveston Drive, Redwood City, California for a term of 26 months commencing on December 1, 2015. The sublessee is entitled to abatement of the first monthly installment of rent. Subsequent monthly installments of rent start at a rental rate of $2.05 per square foot (subject to agreed nominal increases). Upon the completion of the sublease, the Company has the option to take back the subleased space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the process and timing of anticipated future development of AcelRx's product candidates, ARX-04 (sufentanil sublingual tablet, 30 mcg) and Zalviso™ (sufentanil sublingual tablet system), including AcelRx’s plans to seek a pathway forward towards gaining approval of Zalviso in the U.S.; the anticipated timing, design and results of the additional clinical trial for Zalviso; anticipated resubmission of the Zalviso New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, including the scope of the resubmission and the timing of the resubmission, and FDA review time; the anticipated timing of the Phase 3 SAP302 study for ARX-04; ability to fund ARX-04 development from the contract with the Department of Defense; the status of the Collaboration and License Agreement with Grünenthal or any other future potential collaborations, including potential milestones and royalty payments under the Grünenthal agreement; and the therapeutic and commercial potential of AcelRx’s product candidates, including ARX-04 and Zalviso. These forward-looking statements are based on AcelRx Pharmaceuticals’ current expectations and inherently involve significant risks and uncertainties. AcelRx Pharmaceuticals’ actual results and timing of events could differ materially from those anticipated in such forward-looking statements, and as a result of these risks and uncertainties, which include, without limitations, risks related to AcelRx Pharmaceuticals’ ability to finalize the pathway towards a resubmission of the Zalviso NDA to the FDA; potential additional clinical studies, Human Factor studies and/or additional data analysis necessary in order to resubmit the Zalviso NDA; AcelRx’s ability to receive regulatory approval for Zalviso; any delays or inability to obtain and maintain regulatory approval of its product candidates, including ARX-04 in the United States and Europe, and Zalviso in the United States; AcelRx’s ability to receive any milestones or royalty payments under the Grünenthal agreement and the timing thereof; ability to manufacture and supply sufficient quantities of Zalviso to Grünenthal on a timely basis; the uncertain clinical development process, including adverse events; the risk that planned clinical trials may not begin on time, have an effective clinical design, enroll a sufficient number of patients, or be initiated or completed on schedule, if at all; the success, cost and timing of all development activities and clinical trials, including the additional clinical trial for Zalviso and the Phase 3 ARX-04 SAP302 trial and the fact that the FDA may dispute or interpret differently clinical results obtained to date from the Phase 3 SAP301 study of ARX-04; AcelRx’s ability to complete Phase 3 clinical development of ARX-04 and support ARX-04 development under the contract with the Department of Defense; the market potential for AcelRx’s product candidates; the accuracy of AcelRx’s estimates regarding expenses, capital requirements and the need for financing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

ARX-04 (sufentanil sublingual tablet, 30 mcg)

ARX-04 is a non-invasive investigational product candidate consisting of 30 mcg sufentanil tablets delivered sublingually via a disposable, pre-filled, single-dose applicator, or SDA. We are developing ARX-04, a proprietary, non-invasive, single-use tablet in a disposable, pre-filled, single-dose applicator for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings of acute pain. If approved, examples of potential settings where ARX-04 could be used include: emergency room patients; post-operative patients who are transitioning from the operating room to the recovery floor; patients who are recovering from either short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; treatment of battlefield casualties; and patients being transported by paramedics. In December 2013, we completed an End-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, to identify a Phase 3 program pathway forward for evaluation of ARX-04.

On May 11, 2015, we entered into an award contract supported by the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an New Drug Application, or NDA, to the FDA, referred to as the DoD Contract. Under the terms of the contract, the DoD will reimburse us for costs incurred for development, manufacturing and clinical costs outlined in the contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract begins on May 11, 2015 and ends on November 10, 2016. The contract gives the DoD the option to extend the term of the contract and provide additional funding. In addition, if ARX-04 is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the contract.

In September 2015, we reported that SAP301, a pivotal Phase 3 multi-center, double-blind, placebo-controlled study of ARX-04, met primary and secondary endpoints in the short-term treatment of patients with moderate-to-severe acute pain following ambulatory abdominal surgery.

In October 2015, we announced the initiation of an open-label Phase 3 study, SAP302, of ARX-04 for the treatment of adult patients who present in the emergency room with moderate-to-severe acute pain associated with trauma or injury. The primary efficacy endpoint is the summed pain intensity difference, or SPID, over 1-hour, or SPID-1. Safety endpoints, such as adverse events and vital signs will also be assessed, as will the patients’ and healthcare providers’ satisfaction with the method of pain control. The study is expected to be completed in early 2016.

As part of our development program, we expect to meet with the FDA in December 2015 to review plans for an NDA for ARX-04.

Zalviso

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

We submitted an NDA for Zalviso in September 2013 and, in December 2013, we announced that the FDA accepted for filing the Zalviso NDA. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. There were no requests for additional clinical studies in the CRL. In the third quarter of 2014, we held a Type A meeting with the FDA to discuss the Zalviso CRL. During the meeting we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission. In advance of resubmitting our Zalviso NDA, we agreed with the FDA to submit protocols for the bench testing and Human Factors, or HF, studies for their review and comment. In addition, the FDA requested in the minutes of the meeting that we provide a risk assessment that analyzes the risks associated with inadvertent dosing and the rationale that bench testing and HF studies are sufficient to address the specific items included in the CRL. We submitted the protocols and this rationale in the fourth quarter of 2014. In January 2015, we received feedback from the FDA on the protocol and the planned analysis of the results of the bench test. Based on the FDA feedback, no modifications to the conduct of the bench test were necessary; however, in response to the FDA’s request, we refined the planned analysis of the bench test results. In February 2015, we received feedback from the FDA on the HF protocols. In this feedback, the FDA confirmed that the HF studies as proposed were acceptable to evaluate the design changes related to inadvertent dispensing of tablets. In March 2015, we received correspondence from the FDA stating that, in addition to the work we had performed to address items in the CRL, a clinical study is required to test the modifications to the Zalviso device. On April 21, 2015, we submitted a request to the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. Subsequently, we were granted a Type C meeting (previously identified as a General Advice meeting) with the FDA, which took place in early September 2015, to discuss their request for an additional clinical trial and our planned response to the CRL. We recently received formal minutes of this meeting. In the minutes, the FDA provided some additional details about the type of clinical data they would like us to provide, as a complement to the other data we already have provided, to assess the overall performance of Zalviso. We have submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance product performance. We expect to be ready to initiate the study in the first quarter of 2016, but likely will await comments on the protocol from the FDA prior to study initiation.

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, which was amended effective July 17, 2015, or the Amended License Agreement, which grants Grünenthal rights to commercialize Zalviso in the countries of the European Union, or EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory. In September 2015, the European Commission approved the Marketing Authorization Application, or MAA, previously submitted to the European Medicines Agency, or EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. The approval allows Grünenthal to market Zalviso in the 28 EU member states as well as for the European Economic Area countries, Norway, Iceland and Liechtenstein, or EEA. For additional information on the collaboration agreement with Grünenthal, see Note 4 “Collaboration Agreement” in the accompanying notes to the condensed consolidated financial statements.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development activities and pre-commercialization activities. As we pursue development of our product candidates, including regulatory review and potential commercial development, subject to FDA approval, of our product candidates, we expect the business aspects of our company to become more complex. In the future, we plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of ARX-04 and Zalviso in the United States. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of Zalviso by Grünenthal, and our contracts with the DoD.

Our revenues since inception have consisted primarily of revenues from our Amended License Agreement with Grünenthal and our research contracts with the USAMRMC within the DoD. As mentioned above, in May 2015, the DoD agreed to provide us up to $17.0 million to support the development of ARX-04. The DoD Contract will support development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an NDA to the FDA.

There can be no assurance that we will enter into other collaborative agreements or receive research-related contract awards in the future. We expect revenues to continue to fluctuate from period-to-period. There can be no assurance that our relationship with our existing commercial partner, Grünenthal, will continue beyond the initial term, or that we will be able to meet the milestones specified in the Amended License Agreement, or that the DoD Contract will result in an NDA submission for ARX-04, or that we will obtain marketing approval for any of our product candidates outside of Zalviso in the EU and EEA and subsequently generate revenue from those product candidates in excess of our operating expenses.

Our net income for the three months ended September 30, 2015 was $5.1 million and our net loss for the nine months ended September 30, 2015 was $13.9 million, respectively. As of September 30, 2015, we had an accumulated deficit of $192.7 million. As of September 30, 2015, we had cash, cash equivalents and investments totaling $104.3 million compared to $75.4 million as of December 31, 2014.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestones from the sales of Zalviso in the EU by Grünenthal to PDL BioPharma, Inc., or PDL, or the Royalty Monetization. The Company received gross proceeds of $65.0 million in the Royalty Monetization.

In the first step of the Royalty Monetization, we sold certain royalty and milestone payment rights to our newly formed wholly owned subsidiary, ARPI LLC, pursuant to a Purchase and Sale Agreement, or PSA. In the second step of the Royalty Monetization, ARPI LLC sold the royalty and milestone payment rights to PDL for an upfront cash purchase price of $65.0 million, subject to a capped amount of $195.0 million pursuant to the Subsequent Purchase and Sale Agreement, or SPSA. Under the SPSA, PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended License Agreement which include 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the approval of the Zalviso MAA, which the European Commission approved in September 2015.

The total liability related to sale of future royalties to PDL as of September 30, 2015 was $61.5 million.

On December 16, 2013, we entered into an Amended and Restated Loan and Security Agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., together, the Lenders, or the Amended Loan Agreement, under which we may borrow up to $40.0 million in three tranches. The loans are represented by secured convertible term promissory notes, collectively, the Notes. The Amended Loan Agreement amends and restates the Loan and Security Agreement between AcelRx and the Lenders dated as of June 29, 2011. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. We used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Loan and Security Agreement with the Lenders. We recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014.

On September 24, 2014, we entered into Amendment No. 1 to the Amended Loan Agreement with Hercules. Amendment No. 1 extended the time period under which we could draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to AcelRx obtaining approval for Zalviso from the FDA. We did not receive FDA approval of Zalviso by August 1, 2015 and as such, did not have access to the third tranche.

On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Amended Loan Agreement with the Lenders. Amendment No. 2 includes an interest only period from October 1, 2015 through March 31, 2016, with the potential for further extension to September 30, 2016 upon satisfaction of certain conditions. These conditions were satisfied in the third quarter of 2015 and the interest only period under the Amended Loan Agreement is October 1, 2015 through September 30, 2016. After the expiration of the interest only period, we will make 13 monthly payments of $1.7 million beginning in October 2016 through October 2017. In addition, a final payment equal to $1.7 million will be due in October 2017.Loans under the Amended Loan Agreement mature on October 31, 2017. In consideration for the modifications made in Amendment No. 2, we reduced the exercise price of the warrants already held by the Lenders, which are exercisable for an aggregate of 176,730 shares of Common Stock, from the previous exercise price of $6.79 per share to $3.88 per share, or the Warrant Amendments. These warrants expire on the earlier to occur of five years from the date of issuance, or December 16, 2018, or the consummation of certain acquisitions of AcelRx, as set forth in the warrants.

The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement are interest only until April 1, 2015 followed by equal monthly payments of principal and interest through the scheduled maturity date on October 1, 2017, or the Loan Maturity Date. In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property and those assets sold under the Royalty Monetization.

As of September 30, 2015, the outstanding principal owed to Hercules was $20.7 million.

On December 16, 2013, we and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, or the Product, in the Territory for human use in pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. The Company retains rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, we will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, we entered into amendments to the License Agreement, or the License Amendment, and together with the License Agreement, the Amended License Agreement, and the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between AcelRx and Grünenthal, each effective as of July 17, 2015, and together, the Amended Agreements.

In the Amended Agreements, the parties amended the Product supply configurations and packaging of Product components and accessories, and associated pricing therefor, which we will manufacture and supply to Grünenthal for the Territory. The parties agreed to increase the pricing of the Product components and accessories, while reducing the total milestone payments due from Grünenthal contingent upon achieving specified net sales targets from a total of $171.5 million to $166.0 million. As mentioned above, PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. The parties also updated the development plan for the Product in the Territory, providing for additional near-term development services to be rendered by AcelRx in exchange for payments of approximately $0.7 million, primarily in 2015. Simultaneously, AcelRx also received a binding Product forecast from Grünenthal for approximately $3.7 million.

Under the terms of the Amended Agreements with Grünenthal, we received an upfront cash payment of $30.0 million in December 2013, and in the third quarter of 2014, we received a milestone payment of $5.0 million related to the MAA submission to EMA. We became entitled to receive an additional $15.0 million milestone payment upon the approval of the MAA in September 2015. Under the Amended License Agreement, we are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Territory.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Territory. We will be responsible for obtaining and maintaining device regulatory approval in the Territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

In association with the impending commercialization of Zalviso in the European Union, we underwent a Conformite Europeenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in the European Union. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. Certification of our quality management system was issued by the British Standards Institution, or BSI, a Notified Body.

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

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 30, 2015, we updated our concentration of risk policy to include our reliance on third parties for product manufacturing obligations under the Grünenthal Amended MSA, and our revenue recognition policy to include contract revenue, and added a policy for non-cash interest expense on liability related to sale of future royalties, as discussed below. There are no other significant changes to our significant accounting policies from those previously disclosed in our Annual Report on Form 10-K.

Concentration of Risk

We rely on a single third-party supplier for the supply of sufentanil, the active pharmaceutical ingredient in Zalviso, and various sole-source third-party contract manufacturer organizations to manufacture the Zalviso drug cartridge and device components, including the controller, the dispenser kit and the accessories.

Revenue Recognition - Contract Revenue

In May 2015, we entered into an award contract with the United States Army Medical Research and Materiel Command, or USAMRMC, to support the development of ARX-04. The contract provides for the reimbursement of qualified expenses for research and development activities as defined under the terms of the contract. Revenue under the contract is recognized when the related qualified research expenses are incurred. We are entitled to reimbursement of overhead costs associated with the study costs incurred under the DoD Contract. We estimate this overhead rate by utilizing forecasted expenditures. Final reimbursable overhead expenses are dependent on direct labor and direct reimbursable expenses throughout the life of the contract, so may increase or decrease based on actual expenses incurred.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

In September 2015, we sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by our commercial partner, Grünenthal, pursuant to the Collaboration and License Agreement, dated as of December 16, 2013, as amended, to PDL for an upfront cash purchase price of $65.0 million. We continue to have significant continuing involvement in the Royalty Monetization primarily due to our obligation to act as the intermediary for the supply of Zalviso to Grünenthal. Under the relevant accounting guidance, because of our significant continuing involvement, the Royalty Monetization has been accounted for as a liability that will be amortized using the interest method over the life of the arrangement. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty and milestone payments to be received by PDL and payments we are required to make to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The sum of the capped amount of $195.0 million, less the $61.2 million of net proceeds we received will be recorded as interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record interest expense using an estimated interest rate for an arms-length debt transaction. Our estimate of the interest rate under the arrangement is based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. Our estimate of this total interest expense resulted in an effective annual interest rate of approximately 14%. We will periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability and the interest rate.

We will record non-cash royalty revenues and non-cash interest expense within our condensed consolidated statement of operations over the term of the PDL agreement.

 Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, to provide guidance on revenue recognition. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, or ASU-2015-14, that provided for the adoption of the new standard for fiscal years beginning after December 15, 2017. Accordingly, ASU 2014-09 is effective for AcelRx in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted. Upon adoption, ASU 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. We are currently evaluating the method of adoption and the impact of adopting ASU 2014-09 on our results of operations, cash flows and financial position.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03. ASU 2015-03 will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS standards by requiring that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to the presentation of debt discounts or premiums. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and is required to be applied retrospectively to all prior periods presented. As permitted by ASU 2015-03, we elected to early adopt this guidance beginning with the first quarter of fiscal 2015, in order to simplify the presentation of our debt issuance costs. The resulting reclassifications of unamortized debt issuance costs from other assets to long-term debt, net of current portion on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, was $23,000 and $31,000, respectively. Refer to Note 5 “Long Term Debt” for additional information.

Results of Operations

Three and Nine Months Ended September 30, 2015 and 2014

Revenue

To date, we have not generated any commercial product revenue. In September 2015, the European Commission granted marketing approval for Zalviso in the European Union to our commercial partner, Grünenthal. We do not expect to receive any commercial sales revenue until after Grünenthal launches Zalviso in the European Union, which is expected in 2016.

Revenue for the three and nine months ended September 30, 2015, was $15.4 million and $17.5 million, respectively, the majority of which was recognized under our Amended License Agreement with Grünenthal, including revenue associated with the $15.0 million milestone payment for the MAA approval of Zalviso, which we expect to receive in the fourth quarter of 2015. In addition, in the three and nine months ended September 30, 2015, $1.6 million and $3.0 million, respectively, in revenue was recognized under the DoD Contract, while $0.7 million and $1.4 million, respectively, were recognized related to development work associated with our Amended License Agreement with Grünenthal. Revenue for the three and nine months ended September 30, 2014, was $4.8 million and $5.0 million, respectively, which was primarily due to the recognition of the milestone payment for the MAA submission under our Amended License Agreement with Grünenthal.

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

Collaboration Agreement Revenue

Under the terms of the Amended Agreements with Grünenthal, we received an upfront cash payment of $30.0 million, and a milestone payment of $5.0 million related to the MAA submission, which occurred in July 2014. We are entitled to an additional $15.0 million milestone payment due to the European Commission approval of the Zalviso MAA in September 2015, of which $13.2 million was recognized in the three months ended September 30, 2015. We are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range on net sales of Zalviso.

In September 2015, we sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by Grünenthal, pursuant to the Amended Agreements, to PDL for an upfront cash purchase price of $65.0 million. Due to our significant continuing involvement in the Royalty Monetization, primarily due to an obligation to act as the intermediary for the supply of Zalviso to Grünenthal, the Royalty Monetization has been accounted for as a liability that will be amortized using the interest method over the life of the arrangement. As the portion of the royalties and milestone payments sold to PDL are remitted by Grünenthal, the balance of the liability related to the Royalty Monetization will be effectively reduced over the life of the agreement. As such, we will record non-cash royalty revenues and non-cash interest expense within our condensed consolidated statements of comprehensive income (loss) over the term of the PDL agreement. There was no such non-cash royalty revenue in the three and nine months ended September 30, 2015. We do not expect to receive any non-cash royalty revenue, or other commercial sales revenue, until after Grünenthal launches Zalviso in the European Union.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We will incur substantial future expenditures as we seek to continue development of Zalviso, including activities to address issues raised by the FDA during their regulatory review process, as well as activities associated with potential preparation for commercialization of Zalviso, should we receive approval from the FDA. In addition, we plan to continue to incur significant research and development expenses, including the expenses associated with the continued development of ARX-04 and the additional clinical trial for Zalviso. We do not plan to continue development of ARX-02 and ARX-03, unless additional funding or corporate partnership resources are available to support these programs.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Drug Indication/Description	2015	2014	2015 vs. 2014 Increase/ (Decrease)	2015	2014	2015 vs. 2014 Increase/ (Decrease)
	(In thousands, except percentages)
ARX-04	$912	$523	74%	$5,069	$2,223	128%
Zalviso	1,291	2,241	(42)%	4,043	7,541	(46)%
Overhead	3,190	2,480	29%	9,897	7,475	32%
Total research and development expenses	$5,393	$5,244	3%	$19,009	$17,239	10%

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on the continued development of ARX-04 and advancing Zalviso, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements.

Total research and development expenses for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(In thousands, except percentages)
Research and development expenses	$5,393	$5,244	$149	3%	$19,009	$17,239	$1,770	10%

Research and development expenses during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, included an increase of $0.4 million in ARX-04 costs, primarily due to the initiation of the SAP302 study which began in the third quarter of 2015, and $0.7 million in research and development overhead expenses, compared to the three months ended September 30, 2014. These increases were partially offset by a $0.9 million reduction in Zalviso development program expenses during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

The $1.8 million increase in research and development expenses during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily attributable to a $2.8 million increase related to the ARX-04 development program, a $1.2 million increase in manufacturing facilities expense, and an increase of $1.3 million in personnel-related expenses, including stock-based compensation, partially offset by a $3.5 million decrease related to the Zalviso development program.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration, finance, marketing and business development activities. Other significant expenses included legal expenses related to litigation and patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses to continue to decrease in the next quarter as a result of the cost reduction plan and then remain flat as we focus our efforts on further development and seeking marketing approval for Zalviso, and the continued development of ARX-04.

Total general and administrative expenses for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(In thousands, except percentages)
General and administrative expenses	$2,930	$4,650	$(1,720)	(37)%	$10,186	$13,622	$(3,436)	(25)%

General and administrative expenses decreased over both comparative periods primarily due to a cost reduction plan implemented by our Board of Directors on March 19, 2015. See “Restructuring Costs” below for additional information.

The $1.7 million decrease in general and administrative expenses during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily due to decreased Zalviso-related market research and pre-commercialization costs of $1.5 million in the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014.

The $3.4 million decrease in general and administrative expenses during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to $4.4 million decrease in market research and outside services, primarily related to market research activities for Zalviso, partially offset by a $0.4 million increase in stock-based compensation, a $0.3 million increase in legal fees and a $0.2 million increase in ARX-04 market research costs.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(In thousands, except percentages)

Restructuring costs	$—	$—	$—	—%	$756	$—	$756	—%

Restructuring cost in the nine months ended September 30, 2015 consists of employee termination benefit costs of $0.8 million. The restructuring liability has been fully disbursed as of September 30, 2015.

Other (Expense) Income

Total other (expense) income for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Interest expense	$(713)	$(816)	$(2,296)	$(1,818)
Interest income and other income (expense), net	(269)	6,556	1,915	8,153
Non-cash interest expense on liability related to sale of future royalties	(282)	—	(282)	—
Total other (expense) income	$(1,264)	$5,740	$(663)	$6,335

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense for both periods pertains to interest on our Loan and Security Agreement with Hercules. In December 2013, we entered into the Amended Loan Agreement with Hercules, which amends and restates the Loan and Security Agreement. The overall debt facility was increased to $40.0 million, $20.7 million of which was outstanding as of September 30, 2015, and the maturity was extended to October 1, 2017. On June 16, 2014, we borrowed the second tranche of $10.0 million. As a result of the lower principal balance in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, the amount of interest expense incurred decreased; however, due to the higher average principal balance in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, the amount of interest expense incurred increased.

On September 18, 2015, concurrently with the closing of the Royalty Monetization, the Company entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Amended Loan Agreement. Amendment No. 2 includes an interest only period from October 1, 2015 through March 31, 2016, with the potential for further extension to September 30, 2016 upon satisfaction of certain conditions. These conditions were satisfied in the third quarter of 2015 and the interest only period under the Amended Loan Agreement is October 1, 2015 through September 30, 2016.

Interest income and other income (expense), net, during the three and nine months ended September 30, 2015 and 2014, consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012. The decrease in interest income and other income (expense), net, during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, was primarily attributable to fewer PIPE warrants outstanding at September 30, 2015, as compared to September 30, 2014 and a larger decrease in our stock price in the first nine months of 2014 than in the first nine months of 2015, which is a primary driver in the Black-Scholes valuation model used to estimate the fair value of the PIPE warrants. Interest income and other income (expense), net, during the three and nine months ended September 30, 2015 also included $0.5 million in impairment charges related to leasehold improvements in our corporate offices.

The increase in non-cash interest expense on liability related to the Royalty Monetization for the three and nine months ended September 30, 2015 compared to the same period 2014 is attributable to the royalty sale transaction that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively.

Provision for Income Taxes

The Royalty Monetization results in a taxable gain of more than $60.0 million, the majority of which is expected to be offset with net operating loss carryforwards; however, AcelRx is expected to be subject to U.S. federal alternative minimum taxes in 2015, as reflected in our provision for income taxes in the third quarter of 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change	%	2015	2014	Change	%
	(In thousands, except percentages)
Provision for income taxes	$772	$—	$772	—%	$772	$—	$772	—%

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. Although we expect to generate positive cash flows in 2015 primarily due to the Royalty Monetization, we expect to continue to incur significant losses in 2015 and may incur significant losses and negative cash flows for the foreseeable future. We have funded our operations primarily through issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of Zalviso by Grünenthal, and our contracts with the DoD.

As of September 30, 2015, we had cash, cash equivalents and investments totaling $104.3 million compared to $75.4 million as of December 31, 2014. The increase was primarily attributable to the $61.2 million in net proceeds in connection with the Royalty Monetization, partially offset by cash required to fund our continuing operations, as we continue our research and development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first half of 2017. While we believe we have sufficient capital to meet our operational requirements through at least the first half of 2017, our expectations may change depending on a number of factors. For example, based on their review of the protocol we have submitted for the requested clinical trial for Zalviso, the FDA may require a scope or design change that is beyond what our current and estimated future capital resources can support. We believe that together with the support from the DoD Contract, we have sufficient resources to complete the Phase 3 development program for ARX-04 through submission of the NDA to the FDA. However, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the sales of Zalviso in the EU by Grünenthal to PDL. As mentioned above, we received net proceeds of $61.2 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended License Agreement which include 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the approval of the Zalviso MAA, which the European Commission approved in September 2015.

On December 16, 2013, AcelRx and Grünenthal entered into the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, or the Product, in the Territory for human use in pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. On July 22, 2015, the Company entered into amendments to the License Agreement, or the License Amendment, and together with the License Agreement, the Amended License Agreement, and the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, each effective as of July 17, 2015, and together, the Amended Agreements.

Under the terms of the Amended Agreements, we received an upfront cash payment of $30.0 million, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014. We became entitled to receive an additional $15.0 million milestone payment upon the approval of the MAA, in September 2015. In addition, under the terms of the Amended Agreements, we are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million).  Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, on net sales of Zalviso in the Territory. As mentioned above, under the Royalty Monetization we sold 80% of the first four commercial milestone payments and 75% of the royalty payments expected to be received from Grünenthal, up to a capped amount of $195.0 million.

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., together, the Lenders, or the Amended Loan Agreement, under which AcelRx may borrow up to $40.0 million in three tranches. The loans are represented by secured convertible term promissory notes, collectively, the Notes. The Amended Loan Agreement amends and restates the Loan and Security Agreement between AcelRx and the Lenders dated as of June 29, 2011. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. We used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Loan and Security Agreement with the Lenders. We recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014.

On September 24, 2014, we entered into Amendment No. 1 to the Amended Loan Agreement with Hercules. Amendment No. 1 extended the time period under which we could draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to AcelRx obtaining approval for Zalviso from the FDA. We did not receive FDA approval of Zalviso by August 1, 2015 and as such, did not have access to the third tranche.

On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Amended Loan Agreement with the Lenders. Amendment No. 2 includes an interest only period from October 1, 2015 through March 31, 2016, with the potential for further extension to September 30, 2016 upon satisfaction of certain conditions. These conditions were satisfied in the third quarter of 2015 and the interest only period under the Amended Loan Agreement is October 1, 2015 through September 30, 2016. Loans under the Amended Loan Agreement mature on October 31, 2017. As of September 30, 2015, the outstanding principal owed to Hercules was $20.7 million.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, money market funds and time deposits. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(26,948)	$(25,535)
Net cash provided by (used in) investing activities	4,824	(5,011)
Net cash provided by financing activities	57,128	12,386

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates, including commercial readiness activities for our product candidate, Zalviso. Our cash used for operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest expense related to the sale of future royalties, interest expense related to our debt financings and the revaluation of our PIPE warrant liability and the contingent put option liability.

Cash used in operating activities of $26.9 million during the nine months ended September 30, 2015, reflected a net loss of $13.9 million, partially offset by aggregate non-cash charges of $4.5 million, and a net change of $17.6 million in our net operating assets and liabilities. Non-cash charges included $3.8 million for stock-based compensation, and $1.5 million for depreciation and amortization of our fixed assets, partially offset by a $2.4 million for the change in fair value of our PIPE warrant liability and contingent put liability and a $1.3 million decrease in accrued liabilities, primarily due to payment of compensation-related expenses. The net change in our operating assets and liabilities included a $17.4 million increase in accounts receivable, primarily due to the $15.0 million milestone receivable from Grünenthal.

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

During the nine months ended September 30, 2015, cash provided by investing activities of $4.8 million was primarily as a result of $7.3 million for purchases of investments and $1.1 million for purchases of property and equipment, partially offset by $13.2 million in proceeds from maturity of investments.

During the nine months ended September 30, 2014, cash used in investing activities of $5.0 million was primarily as a result of $14.9 million for purchases of investments and $4.7 million for purchases of property and equipment, partially offset by $14.6 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of future royalties, proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of September 30, 2015, the total liability related to the sale of future royalties was $61.5 million and the balance of the outstanding debt with Hercules was $20.7 million.

During the nine months ended September 30, 2015, cash provided by financing activities of $57.1 million was primarily due $61.2 million in net proceeds from the Royalty Monetization, partially offset by $4.5 million in payments on the Amended Loan Agreement with Hercules.

During the nine months ended September 30, 2014, cash provided by financing activities of $12.4 million was primarily due to the drawdown of the second tranche of the Hercules debt of $10.0 million.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including continued development of Zalviso, ARX-04 and the potential commercialization of our product candidates, if approved outside of the Grünenthal Territory. Our future cash needs anticipate the receipt of the $15.0 million milestone from Grünenthal for approval of the MAA and the receipt of reimbursement for qualified expenses under the DoD Contract. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first half of 2017. Our current operating plan includes the continued development of ARX-04, specifically the filing of the NDA in 2016. These assumptions may change as a result of many factors. For example, the FDA is reviewing the protocol for the additional clinical trial for Zalviso. Pending the outcome of their review of the protocol, we may need to modify the trial design or complete additional work to resubmit the NDA for Zalviso. We will continue to evaluate the work necessary to gain approval of Zalviso in the U.S. The final pathway forward for Zalviso could have a material impact to our operating spend. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous forward looking factors, including but not limited to the following:

•	the outcome, timing and cost of regulatory approvals;

•	expenditures related to the activities required in support of our resubmission of the Zalviso NDA, including an additional clinical trial for Zalviso, as requested by the FDA;

•	expenditures related to our commercialization preparation of Zalviso;

•	future manufacturing, selling and marketing costs related to Zalviso, including our contractual obligations to Grünenthal;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with the pending securities lawsuit, as well as any other litigation.

We will need substantial funds to:

•	commercialize any products we market, including ARX-04 and Zalviso, if approved outside of the Grünenthal Territory;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates; and

•	conduct research and development programs.

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

Contractual Obligations

Purchase Obligations

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for product manufacturing and research and development.

We have purchase commitments for commercial inventory for Zalviso totaling $2.8 million at September 30, 2015 to supply raw materials in the fourth quarter of 2015 of approximately $0.7 million, and finished goods in the first quarter of 2016 of approximately $2.1 million.

During the nine months ended September 30, 2015, there were no additional material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

Through September 30, 2015, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of September 30, 2015, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on September 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Part II. Other Information

Item 1. Legal Proceedings

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against AcelRx and certain of our current and former officers. On April 17, 2015, lead plaintiff filed an amended complaint. The amended complaint alleges that between September 30, 2013 and July 25, 2014, AcelRx and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to our drug candidate, Zalviso. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. In response, the Company filed a Motion to Dismiss on June 1, 2015. Plaintiffs’ opposition was filed July 30, 2015 and the Company’s reply brief was subsequently filed September 14, 2015. It is anticipated that the court will rule on the motion to dismiss based on the filings. We believe that we have meritorious defenses and intend to defend against this lawsuit vigorously.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of ARX-04, which may not receive regulatory approval in the United States.*

Since our inception in 2005, we have focused primarily on development of our product candidate, Zalviso; however, given the delay in the Zalviso approval in the United States, we believe the importance of ARX-04 to our future success has increased ARX-04 is a non-invasive investigational product candidate consisting of 30 mcg sufentanil tablets delivered sublingually via a disposable, pre-filled, single-dose applicator, or SDA.

In June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso sufentanil sublingual tablet, 15 mcg, dosed 20 minutes apart were equivalent to one sublingual administration of an ARX-04 sufentanil sublingual tablet, 30 mcg. Based on the results of this study, we have proposed the inclusion of approximately 300 patients from the Zalviso clinical program in the ARX-04 safety database to the FDA and we have designed the two Phase 3 ARX-04 trials, SAP301 and SAP302, accordingly. The ARX-04 safety database required by the FDA is 500 patients. We have confirmation from the FDA that some of the Zalviso patients can be included in the overall ARX-04 safety database; however, further discussion is ongoing to determine the exact number of such patients that can be used towards achieving the 500 patient minimum total safety exposure number required for ARX-04. Based on the outcome of these discussions, we may need to increase enrollment in or otherwise modify our ongoing Phase 3 clinical program to meet the FDA’s requested exposure requirements to ARX-04, which could delay completion of the Phase 3 clinical program and increase our clinical trial expenses.

We have scheduled a pre-NDA meeting with the FDA in December 2015. Pending the outcome of this meeting, we believe we will have met the requirements to file an NDA for ARX-04 in 2016. However, while we have announced positive top-line results from SAP301, SAP302 may not achieve positive results, or may not be completed by early 2016 as anticipated. Even if we believe the results from SAP301 and SAP302 support an NDA submission for ARX-04, the FDA may not agree, or may interpret the study results differently, which would delay the timing of our commercialization of ARX-04 and adversely affect our business operations. If ARX-04 is not approved for sale in the United States, it could have a significant impact on our ability to generate cash flows from product sales or to enter into a collaboration agreement. If we are not able to receive approval to commercialize ARX-04 in the United States, we would be required to find alternative sources of capital to continue operations. If ARX-04 is not approved for sale in the United States, and we are unsuccessful in finding alternative sources of capital, it will be difficult for us to continue under our current operating plan.

Any disagreement with the FDA as to the results from SAP301 and SAP302, and therefore any additional requirements imposed by the FDA prior to our ability to submit an NDA as well as any delay in approval by the FDA of the ARX-04 NDA, if and when it is submitted, may negatively impact our stock price and harm our business operations. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing ARX-04 in the United States, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for ARX-04, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend substantially on the success of Zalviso, which may not receive regulatory approval in the United States.*

Since our inception in 2005, we have focused primarily on development of our product candidate, ZalvisoTM. Zalviso consists of sufentanil sublingual tablets, 15 mcg, delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system, or together, Zalviso. The success of our business depends primarily upon our ability to develop, receive regulatory approval in the United States for, and commercialize Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting. We have not marketed, distributed or sold any products to date anywhere in the world.

Our Phase 3 program for Zalviso consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted a New Drug Application, or NDA, for Zalviso to the FDA in September 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In the third quarter of 2014, we held a Type A meeting with the FDA to discuss the Zalviso CRL. During the meeting we discussed the resubmission of the Zalviso NDA and the steps necessary for the resubmission. In advance of resubmitting our Zalviso NDA, we agreed with the FDA to submit protocols for the bench testing and Human Factors, or HF, studies for their review and comment. In addition, the FDA requested in the minutes of the meeting, that we provide a risk assessment that analyzes the risks associated with inadvertent dosing and the rationale that bench testing and HF studies are sufficient to address the specific items included in the CRL. We submitted the protocols and this rationale in the fourth quarter of 2014. In January 2015, we received feedback from the FDA on the protocol and planned analysis of the results of the bench test. Based on the FDA feedback, no modifications to the conduct of the bench test were necessary; however, in response to the FDA’s request, we refined the planned analysis of the bench test results. In February 2015, we received feedback from the FDA on the HF protocols. In this feedback, the FDA confirmed that the HF studies as proposed were acceptable to evaluate the design changes related to inadvertent dispensing of tablets. In March 2015, we received additional correspondence from the FDA stating that in addition to the bench testing and two HF studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On April 21, 2015, we submitted a request to the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA for a Type B meeting. On May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. Subsequently, we were granted a Type C meeting (previously identified as a General Advice meeting) with the FDA, which took place in early September 2015, to discuss their request for an additional clinical trial and our planned response to the CRL. We recently received formal minutes of this meeting. In the minutes, the FDA provided some additional details about the type of clinical data they would like us to provide, as a complement to the other data we already have provided, to assess the overall performance of Zalviso. We have submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance product performance. We expect to be ready to initiate the study in the first quarter of 2016, but likely will await comments on the protocol from the FDA, prior to study initiation. There is no guarantee that we will receive the FDA’s comments on the protocol before or during the first quarter of 2016. Further, we may be unable to come to an agreement with the FDA on the design or objectives of the requested clinical trial. As a result, the initiation of the trial might be delayed. Alternatively, AcelRx might commence the trial before reaching an agreement with the FDA on the protocol. Even if we are able to agree on the protocol for an additional Zalviso clinical trial with the FDA, there is no guarantee that the trial results will address the issues raised by the FDA. Further, there is no guarantee that the additional work we perform related to Zalviso, including an additional human clinical trial, will be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of Zalviso in a timely fashion, if at all. For example, the trial might not meet its endpoints or the FDA could still have concerns regarding optical system errors, inadvertent dosing, or other issues. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any NDA submission or approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all.

Our proposed trade name of Zalviso has been approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name Zalviso prior to commercialization may be worthless.

Any delay in approval by the FDA of the Zalviso NDA, if, and when, it is resubmitted, may negatively impact our stock price and harm our business operations. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for Zalviso, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We may decide to enter into the dispute resolution process for Zalviso through the FDA prescribed pathway.*

As noted above, on May 1, 2015, the Division notified us that the request for a meeting was denied and restated the Division’s view that a clinical study is required. Subsequently, we were granted a Type C meeting with the FDA, which took place in early September 2015, to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. We have submitted a protocol for the requested trial to the FDA for their review. Depending on the nature and extent of the comments on the protocol, we choose to pursue a dispute resolution process to gain approval for Zalviso. Under FDA guidance, the formal dispute resolution process is a request for review above the FDA division level. There is no guarantee that the dispute resolution process, nor any additional work we perform related to Zalviso, including an additional human clinical trial, would be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of Zalviso in a timely fashion, if at all. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all.

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.*

We have reported positive top-line data from our first Phase 3 clinical trial for ARX-04, or SAP301, each of our three Zalviso Phase 3 clinical trials, in addition to all of our Phase 2 clinical trials for ARX-04 and Zalviso. However, even if we believe that the data from clinical trials is positive, the FDA has and in the future could determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. Any such determination by the FDA would delay the timing of our commercialization plan for ARX-04 and Zalviso, or further development of our other product candidates, and adversely affect our business operations. For example, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for Zalviso, which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed one Phase 3 clinical trial for ARX-04, three Phase 3 clinical trials for Zalviso, and several Phase 2 clinical trials both for ARX-04 and Zalviso, current and potential future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso sufentanil sublingual tablet, 15 mcg, dosed 20 minutes apart were equivalent to one sublingual administration of an ARX-04 sufentanil sublingual tablet, 30 mcg. Based on the results of this study, we have proposed the inclusion of approximately 300 patients from the Zalviso clinical program in the ARX-04 safety database to the FDA and we have designed the two Phase 3 ARX-04 trials accordingly. The ARX-04 safety database required by the FDA is 500 patients. We have confirmation from the FDA that some of the Zalviso patients can be included in the overall ARX-04 safety database; however, further discussion is ongoing to determine the exact number of such patients that can be used towards achieving the 500 patient minimum total safety exposure number required for ARX-04. Based on the outcome of these discussions, we may need to increase enrollment in our planned Phase 3 clinical program to meet the FDA’s requested exposure requirements to ARX-04, which could delay completion of the Phase 3 clinical program and increase our clinical trial expenses.

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

We have not yet responded to the Zalviso Complete Response Letter nor resubmitted the Zalviso NDA. Activities that we undertake to address issues raised in the CRL may be deemed insufficient by the FDA.*

We completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the Zalviso NDA. In early September 2015, we had a Type C meeting with the FDA to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. We have submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance product performance. We expect to be ready to initiate the study in the first quarter of 2016, but likely will await comments on the protocol from the FDA prior to study initiation. There is no guarantee that we will receive the FDA’s comments on the protocol before or during the first quarter of 2016. Further, we may be unable to come to an agreement with the FDA on the design or objectives of the requested clinical trial. As a result, the initiation of the trial might be delayed. Alternatively, AcelRx might commence the trial before reaching an agreement with the FDA on the protocol. Even if we are able to agree on the protocol for an additional Zalviso clinical trial with the FDA, there is no guarantee that the trial results will address the issues raised by the FDA. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development and commercialization efforts for Zalviso in the United States, which would have a material adverse effect on our business and could potentially cause us to cease operations.

If we are able to resubmit an NDA for Zalviso with new clinical data, there is no guarantee that such data will be deemed sufficient by the FDA. While we designed the protocols for bench testing and the Human Factors studies to address the issues raised in the CRL, and designed the protocol for the additional Zalviso clinical trial to further address these issues, there is no guarantee that the FDA will deem such protocols and results sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission.

Lastly, even if we believe that the test results from our bench testing and Human Factors studies are positive, and we are able to conduct and achieve positive results from the additional clinical trial the FDA has requested, the FDA may hold a different opinion and deem the results insufficient. The FDA may provide review commentary at any time during the resubmission and review process which could adversely affect or even prevent the approval of Zalviso, which would adversely affect our business. We may not be able to identify appropriate remediations to issues that the FDA may raise, and we may not have sufficient time nor financial resources to conduct future activities to remediate issues raised by the FDA.

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

Further, if any of our future products, including Zalviso or ARX-04 cause serious or unexpected side effects after receiving marketing approval, a number of potentially significant negative consequences could result, including:

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

Additional time may be required to obtain U.S. regulatory approval for ARX-04 and Zalviso because they are drug/device combination.*

ARX-04 and Zalviso are combination product candidates with both drug and device components. The FDA requires both the drug and device components of combination product candidates to be reviewed as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as ARX-04 and Zalviso. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA, and we may experience similar delays and regulatory uncertainties when, and if, we submit the NDA for ARX-04. For example, the Zalviso CRL received from the FDA in July 2014 contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of the Type C meeting with FDA, which took place in early September, we have submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the Zalviso device to enhance product performance. We may be unable to come to an agreement with the FDA on the design or objectives of the requested clinical trial. Even if we come to an agreement on the design and objectives of the clinical trial and are able to complete the clinical trial, the FDA may deem the results of the clinical trial, as well as bench testing and/or the Human Factors studies inadequate, which could delay or preclude any approval of Zalviso.

We cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.*

We cannot commercialize any of our product candidates, including ARX-04 or Zalviso, until the appropriate regulatory authorities, such as the FDA or the European Medicines Agency, or EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. In September 2015, the European Commission approved Grünenthal GmbH, or Grünenthal’s, Marketing Authorization Application, or MAA, for Zalviso for postoperative pain; however, we cannot predict the commercial success of Zalviso and thus its impact on us because commercial sales in Europe have not yet begun. We received a CRL for Zalviso on July 25, 2014, which contains requests for additional information on the Zalviso System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL, we have submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance Zalviso product performance. While we expect to be ready to initiate the study in the first quarter of 2016, we likely will await comments on the protocol from the FDA. There is no guarantee that we will receive the FDA’s comments on the protocol before or during the first quarter of 2016. Further, we may be unable to come to an agreement with the FDA on the design or objectives of the requested clinical trial. As a result, the initiation of the trial might be delayed. Alternatively, we might commence the trial before reaching an agreement with the FDA on the protocol. Even if we are able to agree on the protocol for an additional Zalviso clinical trial with the FDA, there is no guarantee that the trial results will address the issues raised by the FDA. Additional delays may result if any of our product candidates is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

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

 Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidates as a result of such inspections. In June 2014, the FDA completed an inspection at our corporate offices. We received a single observation on a Form 483 as a result of the inspection. In addition, in January 2015, EMA conducted a pre-approval inspection of our Zalviso contract manufacturer’s manufacturing and packaging site, and provided its observations. Although we believe we have adequately addressed these observations in revised standard operating procedures, we, our contract manufacturers, and their vendors, are all subject to preapproval and post-approval inspections at any time. The results of these inspections could impact our ability to obtain FDA approval for Zalviso and, if approved, our ability to launch and successfully commercialize Zalviso in the United States. In addition, results of EMA inspections could impact our ability to maintain EC approval of Zalviso, and Grünenthal’s ability to commercially launch and sustain sales of Zalviso in the EU.

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from generating meaningful revenues or achieving profitability. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA or EMA, or their advisors, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. To date, our product candidates are being regulated as drug products under the NDA process administered by the FDA. The FDA could in the future require additional regulation of our product candidates under the medical device provisions of the FDCA. We must comply with the Quality Systems Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice, or cGMP, requirements for medical devices, and other applicable government regulations and corresponding foreign standards for drug cGMPs. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

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

If the FDA determines that any of the clinical work submitted, including the clinical trials, Human Factors studies and bench testing submitted for a product candidate in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, studies and testing as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, studies and testing, the FDA may reject the data and results. The FDA may audit some or all of our clinical trial sites to determine the integrity of our clinical data. The FDA may audit some or all of our Human Factors study sites to determine the integrity of our data and may audit the data and results of bench testing. Any rejection of any of our data would negatively impact our ability to obtain marketing authorization for a product candidate and would have a material adverse effect on our business and financial condition. In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. Any significant delay in the acceptance, review or approval of an NDA that we have submitted would have a material adverse effect on our business and financial condition and would require us to obtain significant additional funding.

Even if we obtain regulatory approval for ARX-04, Zalviso and our other product candidates in the United States, we and our collaborators face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Even if we obtain regulatory approval in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. Additionally, the labeling ultimately approved for ARX-04, Zalviso and our other product candidates, if approved, will likely include restrictions on use due to the opioid nature of sufentanil.

ARX-04, Zalviso and our other product candidates, if approved in the future, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Even if we obtain FDA approval for ARX-04, Zalviso or any of our product candidates in the United States, we may never obtain approval for or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we or our commercial partners, including Grünenthal in Europe, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. On September 22, 2015, we announced that the European Commission had approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients.

Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. Our current clinical trial data may not be sufficient to support marketing approval in all territories. In addition, we lack the personnel, expertise and capabilities to gain regulatory approval of our product candidates on a global basis without a commercial partner. With Zalviso’s approval for sale in Europe, we will rely on Grünenthal to commercialize it. While Grünenthal does have products approved in international markets, we do not have any product candidates approved for sales in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. Grünenthal’s experience in international markets does not guarantee regulatory approval or compliance with regulatory requirements in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

ARX-04, Zalviso and our other product candidates will require Risk Evaluation and Mitigation Strategies.*

Our product candidates, if approved in the United States, will require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. While we have received pre-clearance from the FDA regarding certain aspects of the proposed required REMS for Zalviso, we cannot predict the final REMS to be required as part of any FDA approval of Zalviso. Depending on the extent of the REMS requirements, any United States launch may be delayed, the costs to commercialize Zalviso may increase substantially and the potential commercial market could be restricted. ARX-02, ARX-03 and ARX-04, if approved, will also require REMS programs that may significantly increase our costs to commercialize these product candidates. Furthermore, risks of sufentanil that are not adequately addressed through proposed REMS for our future product candidates, if approved, may also prevent or delay their approval for commercialization.

Existing and future legislation may increase the difficulty and cost for us to commercialize ARX-04, Zalviso and any of our product candidates that may obtain commercial approval in the future, and affect the prices we may obtain.*

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of Zalviso outside the EU, or our other product candidates, including ARX-04, restrict or regulate post-approval activities for ARX-04 and Zalviso, and affect our ability to profitably sell any products for which we obtain marketing approval.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2015 and may continue to incur losses for the foreseeable future.*

Since our inception in 2005, we have focused primarily on development of our product candidate, Zalviso. In September 2015, we announced that a pivotal Phase 3 study of ARX-04, SAP301, met all primary and secondary endpoints and in October 2015, we announced the initiation of SAP302, a Phase 3 study of ARX-04 in the emergency room, intended to complete the safety database requirements previously agreed to with the FDA. We have two additional product candidates that have completed Phase 2 development: the sufentanil sublingual tablet BTP management system, or ARX-02, the sufentanil/triazolam sublingual tablet, or ARX-03, and we have incurred significant net losses in each year since our inception in July 2005, and as of September 30, 2015, we had an accumulated deficit of $192.7 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, sale of royalty and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we continue our research and development activities for our product candidates, including addressing issues raised by the FDA related to regulatory review of Zalviso, as well as to support manufacturing and supply of Zalviso in Europe for Grünenthal. To date, none of our product candidates have been commercialized, and if ARX-04, Zalviso, or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

We are substantially dependent on our commercial partner, Grünenthal, to successfully commercialize Zalviso in Europe.*

On December 16, 2013, we entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements, with Grünenthal. On July 22, 2015, we entered into amendments to the License Agreement, or the License Amendment, and the MSA, or the MSA Amendment, with Grünenthal, each effective as of July 17, 2015, and together with the License Agreement, and the MSA, the Amended Agreements. The Amended Agreements grant rights to commercialize Zalviso in the European Union, or EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within or dispensed by hospitals, hospices, nursing homes and other medically-supervised settings. In September 2015, the European Commission approved Grünenthal’s MAA for Zalviso for postoperative pain. Grünenthal has stated that it expects to initiate commercialization of Zalviso in Western Europe in the first half of 2016. In September 2015, we consummated a monetization transaction with PDL BioPharma, Inc., or PDL, pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the License Agreement, subject to a capped amount, referred to as the Royalty Monetization. Even if Grünenthal is successful in the commercialization of Zalviso in the EU, we will receive only 25% of the royalties and 20% of the first four commercial milestones under the License Agreement, and 100% of the royalties after the capped amount is reached. Any failures in commercialization of Zalviso outside the United States could have a material adverse impact on our business, including an adverse impact on the development of ARX-04 or Zalviso in the United States, if related to issues underlying the sufentanil sublingual tablet technology, safety or efficacy. Additionally, we agreed to certain representations and covenants relating to the Amended Agreements under our agreements with PDL, and, if we breach those representations or covenants, we may become subject to indemnification claims by PDL and liable to PDL for its indemnifiable losses relating to such breaches. The amount of such losses could be material and could have a material adverse impact on our business.

We have never generated product revenue and may never be profitable.*

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We may never generate revenues from sales of ARX-04, Zalviso or our other product candidates in the United States. While we have a collaboration with Grünenthal for commercialization of Zalviso in Europe and Australia, we may not achieve all of the development milestones associated with the collaboration, and Grünenthal may not recognize commercial sales of Zalviso, for which we would receive sales milestone payments and product royalties. Even if Grünenthal is successful in commercialization of Zalviso, as a result of our sale to PDL of certain expected royalties from the sales of Zalviso by Grünenthal and a portion of our first four commercial sales milestones, we will receive only 25% of the royalties and 20% of the first four commercial milestones under the Amended License Agreement. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining and maintaining regulatory approval for ARX-04 and/or Zalviso in the United States and/or in Europe;

•

launching and commercializing ARX-04 and/or Zalviso, including building internally or through entering a collaboration, a hospital-directed sales force in the United States and with third parties internationally, including Grünenthal, which may require additional funding; and

•	completing the clinical development of, obtaining regulatory approval for, and launching and commercializing ARX-04, which may require additional funding or corporate partnership resources.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and the regulatory environment, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are delayed in receiving regulatory approval, or in launching ARX-04 and/or Zalviso in the United States, or if we are required by the FDA to complete activities in addition to those we currently anticipate or have already completed.

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

We have a limited operating history that may make it difficult to predict our future performance or evaluate our business and prospects.*

We were incorporated in 2005. Since inception, our operations have been primarily limited to organizing and staffing our company, developing our technology and undertaking pharmaceutical development and clinical trials for our product candidates, understanding the market potential for our product candidates and preparing for the potential commercialization of ARX-04 and Zalviso in the United States. We have not yet obtained regulatory approval of any of our product candidates in the United States. Consequently, any predictions that are made about our future success, or viability, or evaluation of our business and prospects, may not be accurate.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, including conducting ARX-04 Phase 3 clinical trials, development activities associated with ARX-04, including regulatory costs in support of the potential NDA filing, development activities associated with Zalviso, to respond to issues raised by the FDA, and other research and development activities to advance our product candidates. While we believe we have sufficient capital resources to continue planned operations through at least the first half of 2017, we may need additional capital to continue development and commercialization of ARX-04, Zalviso, and our other product candidates and will need additional capital to potentially pursue commercialization of any of our product candidates.

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete an additional clinical trial of Zalviso. Any further development activities can be time consuming and costly. We have submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance product performance. We expect to be ready to initiate the study in the first quarter of 2016, but likely will await comments on the protocol from the FDA prior to study initiation. There is no guarantee that we will receive the FDA’s comments on the protocol before or during the first quarter of 2016. Further, we may be unable to come to an agreement with the FDA on the design or objectives of the requested clinical trial. As a result, the initiation of the trial might be delayed. Alternatively, AcelRx might commence the trial before reaching an agreement with the FDA on the protocols. Even if we are able to agree on the protocol for an additional Zalviso clinical trial with the FDA, there is no guarantee that the trial results will address the issues raised by the FDA. Clinical trials, regulatory reviews, and a potential launch of a commercial product are expensive activities. In addition, commercialization costs for ARX-04 and Zalviso in the United States may be significantly higher than estimated. We may experience technical difficulties in our commercialization efforts or otherwise, which could substantially increase the costs of commercialization. Revenues may be lower than expected and accordingly costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. To raise capital, we may seek to sell additional equity or debt securities, monetize or securitize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all. Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of, or eliminate, one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

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

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we may borrow up to $40.0 million in three tranches, represented by secured convertible promissory notes. We drew the first tranche of $15.0 million at the closing of the new credit facility and the second tranche of $10.0 million on June 16, 2014. We will not have access to the third tranche of up to $15.0 million under the current agreement, as it was conditioned upon FDA approval to market Zalviso in the United States by August 1, 2015, which we did not obtain. We began making principal payments in April 2015. The scheduled maturity date is October 31, 2017. On September 18, 2015, we amended the Amended Loan Agreement with Hercules to extend an interest only period from October 1, 2015 through March 31, 2016, with the potential for further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied.

We granted Hercules a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

If we do not make the required payments when due, either at maturity, or at applicable installment payment dates, or if we breach the agreement or become insolvent, Hercules could elect to declare all amounts outstanding, together with accrued and unpaid interest and penalty, to be immediately due and payable. Additional capital may not be available on terms acceptable to us, or at all. In addition, we recently sold a portion of the royalties and first four commercial sales milestone payments we are entitled to receive under the Amended Agreements with Grünenthal to PDL, which will decrease future cash flows available to us to repay the Hercules debt. Even if we were able to repay the full amount in cash, any such repayment could leave us with little or no working capital for our business. If we are unable to repay those amounts, Hercules will have a first claim on our assets pledged under the Amended Loan Agreement. If Hercules should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any default under the Amended Loan Agreement and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations.

We may not receive all of the funding from the Department of Defense for the advancement of ARX-04.*

On May 11, 2015, we entered into an award contract supported by the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of ARX-04, referred to as the DoD Contract. The DoD Contract will support development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an NDA to the FDA. Under the terms of the contract, the DoD will reimburse us for costs incurred for development, manufacturing and clinical costs outlined in the contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract begins on May 11, 2015 and ends on November 10, 2016. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. Funding under this contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the contract. The lack of ARX-04 supportive funding, may adversely affect our ability to continue to advance the development of ARX-04.

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

As mentioned above, we have entered into the Amended Agreements with Grünenthal under which we are obligated to manufacture and supply Zalviso for use in the EU and their other licensed territories. If we are unable to establish a reliable commercial supply of Zalviso for Grünenthal’s Territory, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of the Amended Agreements.

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

Early development and clinical trial manufacturing of Zalviso was conducted at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at Patheon, Cincinnati. While we have successfully manufactured validation lots, we have not yet produced commercial supplies at this facility and we may encounter difficulties in production at the new facility, which may adversely affect our clinical and commercial plans and our ability to deliver product to Grünenthal.

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

If Patheon cannot provide us with an adequate supply of sufentanil sublingual tablets, we may be required to pursue alternative sources of manufacturing capacity. Switching or adding commercial manufacturing capability can involve substantial cost and require extensive management time and focus, as well as additional regulatory filings which may result in significant delays. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired commercial timelines, thereby increasing our costs and reducing our ability to generate revenue.

The facilities of any of our future manufacturers of sufentanil-containing sublingual tablets must be approved by the FDA or the relevant foreign regulatory agency, such as EMA, before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process of sufentanil sublingual tablets and are completely dependent on these third party manufacturing partners for compliance with the FDA or other foreign regulatory agency’s requirements for manufacture. In addition, although our third party manufacturers are well established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA or other foreign regulatory agency’s strict regulatory requirements, they will not be able to secure FDA or other foreign regulatory agency approval for their manufacturing facilities. Although European inspectors have approved our tablet manufacturing site, our third party manufacturing partner is responsible for maintaining compliance with the relevant foreign regulatory agency’s requirements. If the FDA or the relevant foreign regulatory agency does not approve these facilities for the commercial manufacture of sufentanil sublingual tablets, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA or other foreign regulatory agency approval for ARX-04 and Zalviso outside the EU. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. As mentioned above, the CRL from the FDA contains a request for additional information on the Zalviso System to ensure proper use of the device. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We have made modifications to the design of the Zalviso device subsequent to the original submission of the Zalviso NDA, which we plan to include as a part of any resubmitted NDA. In early September 2015, we met with the FDA to discuss their request for an additional clinical trial and our planned response to the CRL. We recently received formal minutes of this meeting. In the minutes, the FDA provided some additional details about the type of clinical data they would like us to provide, as a complement to the other data we already have provided, to assess the overall performance of Zalviso. We have submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance product performance. We expect to be ready to initiate the study in the first quarter of 2016, but likely will await comments on the protocol from the FDA prior to study initiation. There is no guarantee that we will receive the FDA’s comments on the protocol before or during the first quarter of 2016. Further, we may be unable to come to an agreement with the FDA on the design or objectives of the requested clinical trial. As a result, the initiation of the trial might be delayed. Alternatively, AcelRx might commence the trial before reaching an agreement with the FDA on the protocols. Even if we are able to agree on the protocol for an additional Zalviso clinical trial with the FDA, there is no guarantee that the trial results will address the issues raised by the FDA. If we are required to further modify the Zalviso device, we may incur higher costs and experience delays in the United States approval and ultimate commercialization of Zalviso. Furthermore, if any additional changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

We have manufactured Zalviso devices and supplies on a small scale, including those needed for our Phase 3 clinical trials, and process validation for some of the device components has been completed. We, however, have not yet manufactured Zalviso devices and supplies on a large scale, for commercial purposes. We are completing the process validation for the device components and beginning to manufacture Zalviso devices and supplies for delivery to Grünenthal. We will continue to rely on contract manufacturers, component fabricators and third party service providers to produce the necessary Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of ARX-04 or Zalviso devices with third party manufacturers, or may be unable to do so on acceptable terms. In addition, we may encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including the scale-up and automation process, which would adversely impact our ability to supply our customers with ARX-04, if approved, and Zalviso, in the EU, and if approved, in the U.S. and any other foreign territories.

We may not be able to establish additional sources of supply for sufentanil-containing sublingual tablets or device manufacture. Such suppliers are subject to FDA and other foreign regulatory agency’s regulations requiring that materials be produced under cGMPs or Quality System Regulations, or QSR, or in ISO 13485 accredited manufacturers, and subject to ongoing inspections by regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in delays and interruptions to our product candidate supply while we seek to secure another supplier that meets all regulatory requirements. In addition, if we are unable to establish a reliable commercial supply of Zalviso for Grünenthal’s Territory, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of the Amended Agreements.

For ARX-04 we currently package the finished goods under a manual process at the Patheon facility. The capacity and cost to package the ARX-04 units under this manual process is not sufficient to support successful future sales of ARX-04. We will need to purchase, install and validate new equipment and processes to automate the ARX-04 manufacturing process. The purchase and subsequent installation of this equipment to automate the ARX-04 packaging process will require substantial resources and take several years. There is no assurance that we will be able to successfully purchase, install or validate the equipment necessary to automate the ARX-04 packaging process. If we are successful in the purchase, installation and validation of this equipment and process, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product.

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

We utilized contract research organizations, or CROs, for the conduct of our Phase 3 clinical trials of Zalviso, the Phase 2 clinical trial of ARX-04, and our ongoing Phase 3 clinical program for ARX-04. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for ARX-04, Zalviso, and our other product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize ARX-04 and Zalviso, or our other product candidates. As a result, our financial results and the commercial prospects for ARX-04, Zalviso or any future product candidates for which we may obtain approval would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of ARX-04, Zalviso outside the EU, and our other product candidates, if approved, as well as Zalviso in the EU, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.*

The degree of market acceptance of ARX-04, Zalviso outside the EU and our other product candidates, if approved, as well as Zalviso in the EU, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the use of ARX-04 for the management of moderate-to-severe acute pain by a healthcare professional for patient types that were not specifically studied in our Phase 3 trials;

•	the use of Zalviso for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any AEs or SAEs;

•	overcoming the perception of sufentanil as a potentially unsafe drug due to its high potency;

•	limitations or warnings contained in the FDA-approved label for ARX-04 or Zalviso;

•	restrictions or limitations placed on ARX-04 or Zalviso due to the REMS;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain hospital formulary approval;

•	our ability to obtain and maintain sufficient third party coverage or reimbursement.

If our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, or P&T Committees, we may not generate sufficient revenue and we may not become or remain profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.*

In order to commercialize any products that may be approved in the United States, including ARX-04 and Zalviso, we must build our internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. In addition, we plan to enter into agreements with third parties for the distribution of approved product candidates, including ARX-04 and Zalviso; however, if there are delays in establishing such relationships or those third parties do not perform as expected, our ability to effectively distribute products would suffer.

As a result of delays in the resubmission of the Zalviso NDA and obtaining FDA approval, our Board of Directors implemented a cost reduction plan that reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. As a result, the build out of our commercial capabilities, including internal sales, marketing, supply chain and medical affairs departments is currently on hold. This delay in recruiting and hiring the appropriate individuals could adversely affect the potential success of any future approved product candidates, including ARX-04 and Zalviso in the United States.

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

We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of Zalviso or our other product candidates, if approved, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates, if approved, to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, if approved, our ability to generate revenues from product sales will be adversely affected.

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

Approval of Zalviso in the EU, and any future approvals of our product candidates outside of the United States, will result in a variety of risks associated with international operations and could materially adversely affect our business.*

Our existing collaboration with Grünenthal for marketing Zalviso in European countries and Australia requires us to supply product to support the EU commercialization of Zalviso. In addition, if any of our currently unapproved product candidates are approved for commercialization outside the United States, we intend to enter into agreements with third parties to market our product candidates in those countries, which may also require us to supply products to the third party. We may be subject to additional risks related to entering into international business relationships, including:

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

If we, or current and potential partners, are unable to compete effectively, our product candidates may not reach their commercial potential.*

The U.S. market for ARX-04, Zalviso, and our other product candidates is characterized by intense competition and cost pressure. If our product candidates obtain FDA approval, they will compete with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. We or our current and potential partners will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies.

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. More specifically, competitors for ARX-04 in the emergency department are likely to include generic injectable intravenous opioids such as morphine, hydromorphone and fentanyl. In this environment, ARX-04 may also compete with other branded non-invasive products such as Egalet’s Sprix, Hospira’s Dyloject, Pfizer’s Oxecta, Depomed’s Nucynta, BMS’s Combunox, Purdue’s Oxyfast, Endo’s Opana, or generic oral opioids which have moderate-to-severe acute pain labeling. In the short-stay or ambulatory surgery segment, ARX-04 will likely compete with these products in addition to generic injectable local anesthetics such as bupivacaine, or branded formulations thereof, including Pacira’s Exparel. Within the military environment, and in certain civilian settings, ARX-04 competitors may also include intramuscular morphine injections which are marketed by a variety of generic manufacturers.

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

Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. In addition, oral and parenteral opioids administered by the nurse are used to manage moderate-to-severe acute pain in the hospital, available both as branded and generic products. These oral opioids, as well as IV PCA opioids, are often used as part of a multi-modal analgesia approach, which might include, in addition to the opioid, NSAIDs, acetaminophen, gabapentanoids and other pain management modalities, as well as local anesthetic blocks to provide temporary blockage of the pain signal, either as a wound infiltration agent or as a nerve block. These local anesthetic agents such as bupivacaine can also utilize controlled-release formulations such as Pacira’s Exparel. In addition, Halyard Health, Inc. has developed a medical device, the ON-Q* Pain Relief System, which is a non-narcotic elastomeric pump that automatically and continuously delivers a regulated flow of local anesthetic to a patient’s surgical site or in close proximity to nerves, providing targeted pain relief for up to five days. Additional potential competitors for Zalviso include the fentanyl iontophoretic transdermal system, Ionsys, originally developed by Alza Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and most recently by The Medicines Company. On April 30, 2015, Ionsys was approved for marketing in the U.S. by the FDA, providing a potential first-to-market advantage for Ionsys. Cara Therapeutics is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute postoperative pain. Trevena expects to initiate Phase 3 development of TRV130 in the first quarter of 2016. Recro Pharma is developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain, for which it announced positive efficacy results in its Phase II clinical trial. Finally, Innocoll is developing Xaracoll a controlled-release resorbable implant containing bupivacaine, and Durect has been developing Posidur, a controlled-release bupivacaine product candidate utilizing Durect’s Saber technology.

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

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approval of products and the commercialization of those products. Accordingly, our competitors may be more successful than we are in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs or drug delivery systems may be more effective, have fewer adverse effects, be less expensive to develop and manufacture, or be more effectively marketed and sold than any product candidate we may commercialize. This may render our product candidates obsolete or non-competitive before we can recover our losses. We anticipate that we will face intense and increasing competition as new drugs enter the market and additional technologies become available. These entities may also establish collaborative or licensing relationships with our competitors, which may adversely affect our competitive position. Finally, the development of different methods for the treatment of moderate-to-severe acute pain (ARX-04 and Zalviso) or breakthrough pain (ARX-02) could render our products non-competitive or obsolete. These and other risks may materially adversely affect our ability to attain or sustain profitable operations.

Hospital formulary approval may not be available, or could be subject to certain restrictions for ARX-04 or Zalviso in the United States and our other product candidates, which could make it difficult for us to sell our products profitably.*

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell our products into our target markets. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approval, we may need to complete evaluation programs whereby ARX-04 or Zalviso is used on a limited basis for certain patient types. Hospitals may seek to obtain ARX-04 or Zalviso devices at little or no cost during this evaluation period. Revenue generated from these hospitals during the evaluation period would be minimal. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approval of ARX-04 or Zalviso. Further, even successful formulary approval may be subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approval for ARX-04 and/or Zalviso would materially adversely affect our ability to attain or sustain profitable operations.

Coverage and adequate reimbursement may not be available for ARX-04, Zalviso and our other product candidates, if approved in the United States, which could make it difficult for us, or our partners, to sell our products profitably.*

Our ability to commercialize ARX-04, Zalviso, or any of our other drug candidates, if approved in the United States, successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payor programs at the federal and state levels authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payors.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for ARX-04, Zalviso or any of our other product candidates, if approved. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with the sale of ARX-04, Zalviso and any of our other product candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our product candidates, if approved, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for ARX-04, Zalviso, or any of our other product candidates, if approved in the United States. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize ARX-04, Zalviso, or any of our other product candidates, if approved in the United States.

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, although in September 2015 the European Commission approved the MAA for Grünenthal to market Zalviso in the 28 European Union member states as well as for the European Economic Area countries, Norway, Iceland and Liechtenstein, separate pricing and reimbursement approvals may delay or prevent their ability to successfully launch Zalviso. Adverse pricing limitations may hinder our ability to recoup our investment in ARX-04, Zalviso and/or our other drug candidates, even if/when those drug candidates obtain marketing approval.

Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced countries. If any of these events occur, Zalviso, ARX-04 and/or our other drug candidates would be negatively affected.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.*

If we are found to have improperly promoted off-label uses of our product candidates, including ARX-04 and/or Zalviso, if approved in the United States, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. The FDA or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, including ARX-04 and Zalviso in the United States, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Guidelines and recommendations published by government agencies can reduce the use of our product candidates, including ARX-04 and Zalviso, if/when approved.*

Government agencies promulgate regulations and guidelines applicable to certain drug classes which may include the product candidates that we are developing. Recommendations of government agencies may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Regulations or guidelines suggesting the reduced use of certain drug classes which may include the product candidates that we are developing or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our product candidates, or negatively impact our ability to gain market acceptance and market share.

If we are unable to establish relationships with group purchasing organizations any future revenues or future profitability could be jeopardized.*

Many end-users of pharmaceutical products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of GPOs, if ARX-04 or Zalviso is approved by the FDA. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to establish or maintain our GPO relationships, sales of our products and revenue could be negatively impacted.

We intend to rely on a limited number of pharmaceutical wholesalers to distribute our product candidates, including ARX-04 and Zalviso in the United States, if approved.*

We intend to rely primarily upon pharmaceutical wholesalers in connection with the distribution of our product candidates, including ARX-04 and Zalviso in the United States, if approved. If we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

Risks Related to Our Business Operations and Industry

Failure to receive required quotas of controlled substances or comply with the Drug Enforcement Administration regulations, or the cost of compliance with these regulations, may adversely affect our business.*

Our sufentanil-based products are subject to extensive regulation by the DEA, due to their status as scheduled drugs. Sufentanil is a Schedule II opioid, considered to present a high risk of abuse. The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA and also by comparable state agencies. This high degree of regulation can result in significant costs in order to comply with the required regulations, which may have an adverse effect on the development and commercialization of our product candidates.

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers have applied annually for a quota on our behalf. We will need significantly greater amounts of sufentanil to implement our commercialization plans for Zalviso in the EU, and any of our products that may be approved by the FDA in the future, including ARX-04 and Zalviso. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development of any of our product candidates or the commercial sale of any approved products. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

•

analogous state laws that may apply to our business practices, including but not limited to, state laws that require pharmaceutical companies to implement compliance programs and/or comply with the pharmaceutical industry’s voluntary compliance guidelines; state laws that impose restrictions on pharmaceutical companies’ marketing practices and require manufacturers to track and file reports relating to pricing and marketing information, which requires tracking and reporting gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities; and

•

the federal Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

In the future, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2015, we had 32 full-time employees. On March 19, 2015, our Board of Directors, in connection with our efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ARX-04, Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability.*

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

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. For example, with the recent approval of Zalviso in the EU, we are currently in the process of reviewing our insurance coverage and expanding it to include the sale of commercial product to our commercial partner, Grünenthal. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of September 30, 2015, we are the owner of record of 41 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

There is also no assurance that any patents issued to us will not become the subject of adversarial proceedings such as opposition, inter partes review, post-grant review, reissue, supplemental examination, re-examination or other post-issuance proceedings. There is also no assurance that the respective court or agency in such adversarial proceedings would not make unfavorable decisions, such as reducing the scope of a patent of ours, or determining that a patent of ours is invalid or unenforceable. There is also no assurance that any patents issued to us will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products incorporating our technology. Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents.

Litigation involving patents, patent applications and other proprietary rights is expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing our product candidates or approved products to market and interfere with our business.*

Our commercial success depends in part on not infringing patents and proprietary rights of third parties. Although we are not currently aware of litigation or other proceedings or third party claims of intellectual property infringement related to our product candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights.

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

If we were found by a court to have infringed a valid patent claim, we could be prevented from using the patented technology and/or be required to pay the owner of the patent for damages for past sales and for the right to license the patented technology for future sales. If we decide to pursue a license to one or more of these patents, we may not be able to obtain a license on commercially reasonable terms, if at all, or the license we obtain may require us to pay substantial royalties or grant cross licenses to our patent rights. For example, if the relevant patent is owned by a competitor, that competitor may choose not to license patent rights to us. If we decide to develop alternative technology, we may not be able to do so in a timely or cost-effective manner, if at all.

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

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.*

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. The pharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office has developed new regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, that became effective March 16, 2013. It is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents that may be issued from the applications we currently or may in the future own or license from third parties. Claims could be brought regarding the validity of our patents by third parties and regulatory agencies. Further, if any patent license we obtain is deemed invalid and/or unenforceable, it could impact our ability to commercialize or partner our technology.

Competitors or third parties may infringe our patents. We may decide it is necessary to file patent infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or that the third party’s technology does not in fact infringe upon our patents. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Litigation may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries outside the United States where patent rights may be more difficult to enforce. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we were the first to make the inventions covered by each of our pending patent applications or issued patents;

•	our patent applications were filed before the inventions covered by each patent or patent application was published by a third party;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties; or

•	the patents of others will not have an adverse effect on our business.

If we do not adequately protect our proprietary rights, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our products and product candidates, and delay or render impossible our achievement of profitability.

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

We may not be able to enforce our intellectual property rights throughout the world.*

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

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. Additionally, claims may be brought regarding the validity of our patents by third parties and regulatory agencies in the United States and foreign countries. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

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

•

announcements of significant acquisitions, strategic partnerships, joint ventures, or other significant transactions, including disposition transactions, or capital commitments by us or our competitors;

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

Historically, our common stock has thinly traded, and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.*

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the nine months ended September 30, 2015 and 2014 was approximately 600,000 and 800,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

On October 1, 2014, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against AcelRx and certain of our current and former officers. On April 17, 2015, lead plaintiff filed an amended complaint. The amended complaint alleges that between September 30, 2013 and July 25, 2014, AcelRx and certain of our current and former officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 in connection with statements related to our lead drug candidate, Zalviso. The amended complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. In response, the Company filed a Motion to Dismiss on June 1, 2015. Plaintiffs’ opposition was filed July 30, 2015 and the Company filed its reply brief on September 14, 2015. This lawsuit and any future related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could adversely affect our business. Further, any negative outcome from such lawsuit could result in payments of monetary damages, or adversely affect our products, and accordingly our business, financial condition, or results of operations could be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

4.7	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 17, 2015.

4.8	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of September 17, 2015.

10.1#	First Amendment to the Collaboration and License Agreement dated December 16, 2013, between the Registrant and Grünenthal GmbH, effective July 17, 2015.

10.2#	First Amendment to the Manufacture and Supply Agreement dated December 16, 2013, between the Registrant and Grünenthal GmbH, effective July 17, 2015.

10.3	Modification of Contract W81XWH-15-C-0046 with the U.S. Army Medical Research and Material Command, effective August 6, 2015.

10.4	Modification of Contract W81XWH-15-C-0046 with the U.S. Army Medical Research and Material Command, effective August 12, 2015.

10.5	Modification of Contract W81XWH-15-C-0046 with the U.S. Army Medical Research and Material Command, effective September 4, 2015.

10.6#	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015

10.7#	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of Registrant) and PDL BioPharma, Inc., dated as of September 18, 2015

10.8

Consent and Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of December 16, 2013, and amended as of September 24, 2014, among the Registrant, Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc.

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

Date: November 2, 2015	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer and Head of Business Development
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

4.7	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 17, 2015.

4.8	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of September 17, 2015.

10.1#	First Amendment to the Collaboration and License Agreement dated December 16, 2013, between the Registrant and Grünenthal GmbH, effective July 17, 2015.

10.2#	First Amendment to the Manufacture and Supply Agreement dated December 16, 2013, between the Registrant and Grünenthal GmbH, effective July 17, 2015.

10.3	Modification of Contract W81XWH-15-C-0046 with the U.S. Army Medical Research and Material Command, effective August 6, 2015.

10.4	Modification of Contract W81XWH-15-C-0046 with the U.S. Army Medical Research and Material Command, effective August 12, 2015.

10.5	Modification of Contract W81XWH-15-C-0046 with the U.S. Army Medical Research and Material Command, effective September 4, 2015.

10.6#	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015

10.7#	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of Registrant) and PDL BioPharma, Inc., dated as of September 18, 2015

10.8

Consent and Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of December 16, 2013, and amended as of September 24, 2014, among the Registrant, Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc.

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