Form 10-Q
period 2016-03-31
ACELRX PHARMACEUTICALS INC
filed 2016-05-02
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

or

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

As of April 21, 2016, the number of outstanding shares of the registrant’s common stock was 45,312,242.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “ACELRX” and “ACCELERATE, INNOVATE, ALLEVIATE” are U.S registered trademarks owned by AcelRx Pharmaceuticals, Inc. This report also contains other trademarks and trade names that are the property of their respective owners.

 i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2016 (Unaudited)	December 31, 2015(1)
Assets
Current Assets:
Cash and cash equivalents	$105,429	$107,922
Short-term investments	1,728	5,542
Accounts receivable, net	3,206	3,286
Inventories	910	466
Prepaid expenses and other current assets	1,521	1,731

Total current assets	112,794	118,947
Property and equipment, net	8,203	8,610
Restricted cash	178	178
Other assets	50	50

Total Assets	$121,225	$127,785

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,600	$1,561
Accrued liabilities	2,441	3,956
Long-term debt, current portion	9,190	4,541
Deferred revenue, current portion	1,360	2,604
Liability related to the sale of future royalties, current portion	213	118

Total current liabilities	16,804	12,780
Deferred rent, net of current portion	197	245
Long-term debt, net of current portion	11,942	16,381
Deferred revenue, net of current portion	2,440	593
Liability related to the sale of future royalties, net of current portion	65,595	63,494
Contingent put option liability	222	266
Warrant liability	582	913

Total liabilities	97,782	94,672

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 45,312,242 and 45,273,772 shares issued and outstanding as of March 31, 2016 and December 31, 2015	45	45
Additional paid-in capital	237,580	236,274
Accumulated deficit	(214,186)	(203,205)
Accumulated other comprehensive income (loss)	4	(1)

Total stockholders’ equity	23,443	33,113

Total Liabilities and Stockholders’ Equity	$121,225	$127,785

(1)

The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Collaboration agreement revenue	$1,793	$181
Contract and other	1,232	—

Total revenue	3,025	181

Operating costs and expenses:
Cost of goods sold	3,599	—
Research and development	4,171	6,306
General and administrative	3,777	4,521
Restructuring costs	—	754

Total operating costs and expenses	11,547	11,581

Loss from operations	(8,522)	(11,400)
Other (expense) income:
Interest expense	(680)	(806)
Interest income and other income, net	419	2,180
Non-cash interest expense on liability related to future sale of royalties	(2,196)	—

Total other (expense) income	(2,457)	1,374
Net loss before income taxes	(10,979)	(10,026)
Provision for income taxes	(2)	—
Net loss	(10,981)	(10,026)

Other comprehensive income:
Unrealized gains on available-for-sale securities	5	4

Comprehensive loss	$(10,976)	$(10,022)

Net loss per share of common stock, basic	$(0.24)	$(0.23)

Net loss per share of common stock, diluted	$(0.25)	$(0.27)

Shares used in computing net loss per share of common stock, basic	45,286,877	43,873,108

Shares used in computing net loss per share of common stock, diluted – see Note 10	45,296,954	44,426,457

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,981)	$(10,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to royalty monetization	2,196	—
Depreciation and amortization	512	488
Amortization of premium/discount on investments, net	14	20
Interest expense related to debt financing	210	238
Restructuring costs	—	(754)
Stock-based compensation	1,185	1,538
Revaluation of put option and PIPE warrant liabilities	(375)	(2,160)
Changes in operating assets and liabilities:
Accounts receivable	80	—
Inventories	(444)	—
Prepaid expenses and other assets	210	(31)
Accounts payable	2,124	254
Accrued liabilities	(1,515)	(122)
Deferred revenue	603	(181)
Deferred rent	(48)	(13)

Net cash used in operating activities	(6,229)	(10,749)

Cash flows from investing activities:
Purchase of property and equipment	(190)	(516)
Purchase of investments	—	(2,468)
Proceeds from maturities of investments	3,805	2,470

Net cash provided by (used in) investing activities	3,615	(514)

Cash flows from financing activities:
Net proceeds from issuance of common stock through equity plans and exercise of warrants	121	369

Net cash provided by financing activities	121	369

Net decrease in cash and cash equivalents	(2,493)	(10,894)
Cash and cash equivalents—Beginning of period	107,922	60,038

Cash and cash equivalents—End of period	$105,429	$49,144

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

In September 2015, the Company reported that SAP301, a pivotal Phase 3 study for ARX-04 (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled single-dose applicator, or SDA, for the treatment of moderate-to-severe acute pain, met primary and secondary endpoints in a multi-center, double-blind, placebo-controlled trial designed to study the short-term treatment of patients with moderate-to-severe acute pain following ambulatory abdominal surgery. In October 2015, the Company initiated SAP302, an open-label Phase 3 study of ARX-04 for the treatment of adult patients who present in the emergency room with moderate-to-severe acute pain associated with trauma or injury. In March 2016, the Company initiated the extension phase of the SAP302 study of ARX-04, targeted to enroll up to an additional 60 patients. Also in March 2016, the Company initiated SAP303, an open-label, single-arm study of ARX-04 in post-operative patients targeted to enroll approximately 100 patients over 40 years of age that will allow for administration of ARX-04 for up to 12 hours. The Company believes ARX-04 may be a candidate for use in a variety of medically supervised settings to manage moderate-to-severe acute pain, including emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; patients being transported by paramedics; and battlefield casualties.

The Company’s other late-stage investigational product candidate, Zalviso™, delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia device. In response to the New Drug Application, or NDA, the Company submitted to the U.S. Food and Drug Administration, or FDA, seeking approval for Zalviso, the Company received a Complete Response Letter, or CRL, on July 25, 2014. The FDA has requested an additional clinical study and the Company is planning to initiate this study, IAP312, once production and testing of the supplies are complete, and clinical sites are ready, in order to support its NDA resubmission.

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015, or the Amended License Agreement, which grants Grünenthal rights to commercialize Zalviso, the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. In September 2015, the European Commission approved the Marketing Authorization Application, or MAA, previously submitted to the European Medicines Agency, or EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. The approval allows Grünenthal to market Zalviso in the 28 European Union member states as well as for the European Economic Area countries, Norway, Iceland and Liechtenstein, or EEA. Also on December 16, 2013, AcelRx and Grünenthal, entered into a related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, each effective as of July 17, 2015, and together, with the Amended License Agreement, the Amended Agreements.

In April 2016, Grünenthal completed the first commercial sale of the Zalviso system. Grünenthal is expected to deploy the Zalviso system initially in a limited number of hospitals in Germany under a pilot program, whereby the hospital will use Zalviso in a small number of post-operative patients. The pilot program, which is expected to last approximately two months at each institution, will be made available to additional hospitals in Germany over the next several months. Pending success with the pilot program, Grünenthal expects to make the product widely available in Germany.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ARPI LLC, which was formed in September 2015 for the sole purpose of facilitating the monetization transaction with PDL of the expected royalty stream and milestone payments due from the sales of Zalviso in the European Union by its commercial partner, Grünenthal, pursuant to the Amended License Agreement, or the Royalty Monetization. All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 7 “Liability Related to Sale of Future Royalties” for additional information.

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

Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015, was derived from the Company’s audited financial statements as of December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, there have been no significant changes to the Company’s significant accounting policies from those previously disclosed in its Annual Report on Form 10-K.

Recently Issued Accounting Standards

In April 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606), which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customer (Topic 606). ASU 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date) defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$76,782	$—	$—	$76,782
U.S. government agency securities	28,643	4	—	28,647

Total cash and cash equivalents	105,425	4	—	105,429
Marketable securities:
U.S. government agency securities	1,728	—	—	1,728

Total marketable securities	1,728	—	—	1,728

Total cash, cash equivalents and investments	$107,153	$4	$—	$107,157

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$83,112	$—	$—	$83,112
U.S. government agency securities	24,809	1	—	24,810

Total cash and cash equivalents	107,921	1	—	107,922
Marketable securities:
U.S. government agency securities	5,544	—	(2)	5,542

Total marketable securities	5,544	—	(2)	5,542

Total cash, cash equivalents and investments	$113,465	$1	$(2)	$113,464

As of March 31, 2016 and December 31, 2015, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at March 31, 2016 or December 31, 2015. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and December 31, 2015, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of March 31, 2016 and December 31, 2015, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement, and which was classified as a Level III liability. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income, net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of March 31, 2016 and December 31, 2015, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 8 “Warrants.” The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs can have a significant impact to the estimated fair value of the PIPE warrants. The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$12	$12	$—	$—
U.S. government agency obligations	30,363	—	30,363	—

Total assets measured at fair value	$30,375	$12	$30,363	$—

Liabilities
PIPE warrants	$582	—	—	$582
Contingent put option liability	222	—	—	222

Total liabilities measured at fair value	$804	$—	$—	$804

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2	$2	$—	$—
U.S. government agency obligations	30,352	—	30,352	—

Total assets measured at fair value	$30,354	$2	$30,352	$—

Liabilities
PIPE warrants	$913	—	—	$913
Contingent put option liability	266	—	—	266

Total liabilities measured at fair value	$1,179	$—	$—	$1,179

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of March 31, 2016:

Market price	$3.08
Exercise price	$3.40
Risk-free interest rate	0.73%
Expected volatility	80.0%
Expected life (in years)	1.67
Expected dividend yield	0.0%

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2015:

Market price	$3.85
Exercise price	$3.40
Risk-free interest rate	1.06%
Expected volatility	80.0%
Expected life (in years)	1.92
Expected dividend yield	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2016 and March 31, 2015 (in thousands):

Three Months Ended March 31, 2016
Fair value—beginning of period	$1,179
Change in fair value of PIPE warrants	(331)
Change in fair value of contingent put option associated with Amended Loan Agreement with Hercules	(44)

Fair value—end of period	$804

Three Months Ended March 31, 2015
Fair value—beginning of period	$5,859
Change in fair value of PIPE warrants	(2,186)
Exercise of PIPE warrants	(2,543)
Change in fair value of contingent put option associated with Amended Loan Agreement with Hercules	25

Fair value—end of period	$1,155

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	Balance as of
	March 31, 2016	December 31, 2015
Raw materials	$419	$140
Work-in-process	415	181
Finished goods	76	145
Total	$910	$466

4. U.S. Department of Defense Contract

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

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development performed under the DoD Contract, recorded as contract and other revenue in the condensed consolidated statements of comprehensive loss, was $1.2 million for the three months ended March 31, 2016. There was no such revenue recognized for the three months ended March 31, 2015.

5. Collaboration Agreement

On December 16, 2013, AcelRx and Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso in the Territory, for human use in the Field. The Company retains rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company entered into amendments to the License Agreement, or the License Amendment, and together with the License Agreement, the Amended License Agreement, and the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, each effective as of July 17, 2015, and together, the Amended Agreements.

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

In April 2016, Grünenthal completed the first commercial sale of the Zalviso system. Grünenthal is expected to deploy the Zalviso system initially in a limited number of hospitals in Germany under a pilot program, whereby the hospital will use Zalviso in a small number of post-operative patients. The pilot program, which is expected to last approximately two months at each institution, will be made available to additional hospitals in Germany over the next several months. Pending success with the pilot program, Grünenthal expects to make the product widely available in Germany.

The Company received an upfront non-refundable cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014, and an additional $15.0 million milestone payment upon the European Commission, or EC, approval of the MAA for Zalviso, which was approved in September 2015. Under the Amended License Agreement, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of Zalviso. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL in connection with the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 7 “Liability Related to Sale of Future Royalties.” Unless earlier terminated, the Amended License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply the Product to Grünenthal. The Amended License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

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

At the time the Amended Agreements were executed, approximately $33.3 million of revenue had been recognized, and $1.7 million remained unrecognized from the aggregate to-date consideration of $35.0 million received under the original Agreements. Upon execution of the Amended Agreements, the Company updated the allocation of this arrangement consideration, along with the consideration owed under the Amended Agreements totaling $54.4 million, consisting of $0.7 million related to research and development services and the demonstration device systems, and $3.7 million related to the Product binding purchase forecast, to all of the identified deliverables in the arrangement (both delivered and undelivered) using their relative selling prices. Further, the $15.0 million non-substantive milestone achieved in September of 2015 was also allocated to the deliverables in the same manner. As a result of such allocations, additional amounts of $13.2 million and $0.5 million were allocated to the previously delivered license and research and development and committee participation services, respectively. A total of $4.4 million was allocated to the significant and incremental discount on manufacturing services, and is expected to be recognized over the period such discount is made available to Grünenthal, beginning in February 2016, on a straight-line basis over the estimated period through 2029. An additional $0.2 million has been allocated to committee participation services and is recognized on a straight-line basis over the performance obligation period extending through 2018. A total of $2.3 million was allocated to manufacturing services for the binding forecast of Products. The remaining $0.5 million was allocated to the additional research and development services under the Amended License Agreement and demonstration device systems, and manufacturing and delivery of the Products, and will be recognized as those services are performed or as the devices are delivered, as applicable.

Below is a summary of revenue recognized under the Amended Agreements during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Manufactured product	$1,400	$—
Joint steering committee, research and development services and demonstration devices	393	181

Collaboration agreement revenue	$1,793	$181

As of March 31, 2016, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $1.4 million and $2.4 million, respectively.

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

On September 18, 2015, concurrently with the closing of the Royalty Monetization, the Company entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Amended Loan Agreement with the Lenders. Amendment No. 2 includes an interest only period from October 1, 2015 through March 31, 2016, with the potential for further extension to September 30, 2016 upon satisfaction of certain conditions. These conditions were satisfied in the third quarter of 2015 and the interest only period was extended through September 30, 2016. Loans under the Amended Loan Agreement mature on October 31, 2017. In connection with Amendment No. 2, the Company reduced the exercise price of the warrants already held by the Lenders, which are exercisable for an aggregate of 176,730 shares of Common Stock, from the previous exercise price of $6.79 per share to $3.88 per share, or the Warrant Amendments.

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

If the Company prepays the Amended Loan Agreement prior to maturity, it will pay Hercules a prepayment charge, based on a percentage of the then outstanding principal balance, or 1% if the prepayment occurs after December 16, 2015.

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

In connection with the Amended Loan Agreement, the Company issued a warrant to each Lender which, collectively, are exercisable for an aggregate of 176,730 shares of common stock and each carried an exercise price of $6.79 per share. As mentioned above, in connection with Amendment No. 2, the Company reduced the exercise price of these warrants from the previous exercise price of $6.79 per share to $3.88 per share. See Note 8 “Warrants,” for further description.

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $1.7 million. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the Amended Loan Agreement entered into on December 16, 2013 was considered an extinguishment, the contingent put option liability associated with the Loan Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of March 31, 2016 and December 31, 2015, the estimated fair value of the contingent put option liability was $222,000 and $266,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss.

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

The balance due under the Amended Loan Agreement was $21.1 million at March 31, 2016 and $20.9 million at December 31, 2015. Interest expense related to the Amended Loan Agreement was $0.7 million, $0.2 million of which represented amortization of the debt discount, for the three months ended March 31, 2016, and $0.8 million, $0.2 million of which represented amortization of the debt discount, for the three months ended March 31, 2015.

7. Liability Related to Sale of Future Royalties

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

The following table shows the activity within the liability account during the three months ended March 31, 2016 (in thousands):

Liability related to sale of future royalties—beginning balance as of December 31, 2015	$63,612
Non-cash interest expense recognized	2,196
Payments from AcelRx to PDL	—

Total liability related to sale of future royalties as of March 31, 2016	65,808
Less: current portion	(213)

Liability related to sale of future royalties, less current portion	$65,595

As royalties are remitted to PDL from ARPI LLC as described in Note 1 “Organization and Summary of Significant Accounting Policies,” the balance of the liability will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest expense within its condensed consolidated statements of comprehensive loss over the term of the Royalty Monetization.

8. Warrants

Series A Warrants

As of March 31, 2016, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

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

As of March 31, 2016, warrants to purchase 176,730 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in December 2018.

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of March 31, 2016, the fair value of the PIPE warrants was estimated to be $0.6 million. The change in fair value for the three months ended March 31, 2016 and 2015, which was recorded as other income, was $0.3 million, and $2.2 million, respectively.

During the three months ended March 31, 2015, PIPE warrants to purchase 847,058 shares were net exercised for 527,101 shares of common stock. As of March 31, 2016, PIPE warrants to purchase 512,456 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

9. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Ownership Plan, or ESPP, as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of goods sold	$71	$—
Research and development	600	702
General and administrative	514	836

Total	$1,185	$1,538

As of March 31, 2016, there were 2,676,058 shares available for grant, 6,407,099 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 1,157,690 shares available for grant under the ESPP.

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

During the three months ended March 31, 2016 and 2015, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at March 31, 2016 and 2015, compared to the closing share price on December 31, 2015 and 2014, respectively. The decrease in share price created a lower Black-Scholes value and lower liability for the PIPE warrants, which resulted in other income during the three months ended March 31, 2016 and 2015. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2016 and 2015 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2016	2015

Numerator
Net loss used to compute net loss per share:
Basic	$(10,981)	$(10,026)
Adjustments for change in fair value of warrant liability	(331)	(2,186)

Diluted	$(11,312)	$(12,212)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	45,286,877	43,873,108
Dilutive effect of warrants	10,077	553,349

Diluted	45,296,954	44,426,457

Net loss per share — basic	$(0.24)	$(0.23)

Net loss per share — diluted	$(0.25)	$(0.27)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	March 31,
	2016	2015
ESPP and stock options to purchase common stock	6,538,471	5,723,247
Restricted stock units	—	—
Convertible debt into common stock	553,763	553,763
Common stock warrants	180,155	692,611

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the process and timing of anticipated future development of AcelRx's product candidates, ARX-04 (sufentanil sublingual tablet, 30 mcg) and Zalviso™ (sufentanil sublingual tablet system), including the anticipated timing of the completion of the Phase 3 SAP302 and SAP303 studies for ARX-04; ability to fund ARX-04 development from the contract with the Department of Defense; anticipated submission of the New Drug Application, or NDA, for ARX-04 to the U.S. Food and Drug Administration, or FDA; AcelRx’s pathway forward towards gaining approval of Zalviso in the U.S.; the anticipated timing, design and results of IAP312 clinical trial for Zalviso; anticipated resubmission of the Zalviso NDA to the FDA including the scope of the resubmission and the timing of the resubmission, and FDA review time; the status of the Collaboration and License Agreement with Grünenthal or any other future potential collaborations, including potential milestones and royalty payments under the Grünenthal agreement; and the therapeutic and commercial potential of AcelRx’s product candidates, including ARX-04 and Zalviso. These forward-looking statements are based on AcelRx Pharmaceuticals’ current expectations and inherently involve significant risks and uncertainties. AcelRx Pharmaceuticals’ actual results and timing of events could differ materially from those anticipated in such forward-looking statements, and as a result of these risks and uncertainties, which include, without limitation, risks related to AcelRx Pharmaceuticals’ ability to complete Phase 3 clinical development of ARX-04 and support ARX-04 development under the contract with the Department of Defense; AcelRx’s ability to successfully execute the pathway towards a resubmission of the Zalviso NDA to the FDA, including the initiation and completion of the IAP312 clinical study for Zalviso; any delays or inability to obtain and maintain regulatory approval of its product candidates, including ARX-04 in the United States and Europe, and Zalviso in the United States; AcelRx’s ability to receive any milestones or royalty payments under the Grünenthal agreement and the timing thereof; ability to manufacture and supply sufficient quantities of Zalviso to Grünenthal on a timely basis; the commercial success of Grünenthal’s launch of Zalviso in the European Union, or EU; the uncertain clinical development process, including adverse events; the risk that planned clinical trials may not begin on time, have an effective clinical design, enroll a sufficient number of patients, or be initiated or completed on schedule, if at all; the success, cost and timing of all development activities and clinical trials, including the Phase 3 ARX-04 SAP302 and SAP 303 trials, and the additional clinical trial for Zalviso, IAP312; the fact that the FDA may dispute or interpret differently clinical results obtained to date from the Phase 3 SAP301 study of ARX-04; the market potential for AcelRx’s product candidates; the accuracy of AcelRx’s estimates regarding expenses, capital requirements and the need for financing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In October 2015, we initiated an open-label Phase 3 study, SAP302, of ARX-04 for the treatment of adult patients who present in the emergency room with moderate-to-severe acute pain associated with trauma or injury. The primary efficacy endpoint is the summed pain intensity difference, or SPID, over 1-hour, or SPID-1. Safety endpoints, such as adverse events and vital signs will also be assessed, as will the patients’ and healthcare providers’ satisfaction with the method of pain control. Based on discussions with the FDA, we initiated the extension phase of the SAP302 study of ARX-04 in March 2016. This ongoing open-label Phase 3 study has completed the initial phase, enrolling 40 patients who each received a single dose of ARX-04. Patients treated with one dose of ARX-04 experienced a mean decrease from baseline pain intensity difference, or PID-1, of 2.7 points on a 0 – 10 point numeric rating scale for pain intensity one hour after dosing. Based on published literature, a PID-1 of 1.3 points has been shown to be the minimal clinically significant difference in pain. The most frequently reported adverse events, nausea and somnolence, were each reported in two of the 40 patients. In the extension phase, up to an additional 60 patients may be enrolled, each of whom may receive multiple doses of ARX-04, given hourly as needed for pain, for up to four doses. The SAP302 study is expected to be completed by the third quarter of 2016.

We held a pre-NDA meeting with the FDA in December 2015 to review plans for an NDA for ARX-04. Based on discussions with the FDA, we expanded the clinical program for ARX-04 by approximately 160 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. Enrollment in the ongoing SAP302 open-label study in the emergency room will be increased as described above, and a new study, known as SAP303, was initiated in March 2016 in post-operative patients with moderate-to-severe acute pain. SAP303 will focus on enrolling approximately 100 patients greater than 40 years of age and will allow for administration of ARX-04 for up to 12 hours. With these modifications, AcelRx anticipates submitting the NDA for ARX-04 in the fourth quarter of 2016.

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

We have also held various meetings with Health Authorities in Europe to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04. Based on feedback from these discussions, we intend to submit for a label indication for ARX-04 in the EU for acute pain following surgery, or as a result of trauma. At the time of the anticipated submission of the MAA, we will have only completed one study in the emergency room for acute pain patients. We may need an additional study in the emergency department with ARX-04 to include pain associated with trauma in the indication. In addition, we believe we will need a comparator study in the EU to ensure reimbursement in certain countries.

We anticipate submitting the NDA for ARX-04 in the fourth quarter of 2016 and the MAA for ARX-04 in the first half of 2017.

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

On December 16, 2013, AcelRx and Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. The Company retains rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company entered into amendments to the License Agreement, or the License Amendment, and together with the License Agreement, the Amended License Agreement, and the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, each effective as of July 17, 2015, and together, the Amended Agreements. For additional information on the Amended Agreements, see Note 5 “Collaboration Agreement” in the accompanying notes to the condensed consolidated financial statements.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Territory. We will be responsible for obtaining and maintaining device regulatory approval in the Territory and the manufacturing and supply of Zalviso to Grünenthal for commercial sales.

In April 2016, Grünenthal completed the first commercial sale of the Zalviso system. Grünenthal is expected to deploy the Zalviso system initially in a limited number of hospitals in Germany under a pilot program, whereby the hospital will use Zalviso in a small number of post-operative patients. The pilot program, which is expected to last approximately two months at each institution, will be made available to additional hospitals in Germany over the next several months. Pending success with the pilot program, Grünenthal expects to make the product widely available in Germany.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestones from the sales of Zalviso in the EU by Grünenthal to PDL, or the Royalty Monetization. AcelRx received gross proceeds of $65.0 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. For additional information on the Royalty Monetization with PDL, see Note 7 “Liability Related to Sale of Future Royalties” in the accompanying notes to the condensed consolidated financial statements.

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

Our IAP312 study is designed to evaluate the effectiveness of changes made to enhance performance of the Zalviso device and takes into account comments from the FDA on the protocol. The IAP312 study is expected to include approximately 315 post-operative patients and collect information requested by the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA to supplement the three positive Phase 3 trials already completed. We decided to postpone the start of IAP312, originally planned for the first quarter of 2016, as we considered recent testing comparing Zalviso clinical and commercial supplies and determined that commercial supplies may better optimize system functionalities for the conduct of IAP312. This testing focused on the healthcare professional initiation of the system during set-up and would not be expected to affect patient safety or dosing. The use of Zalviso systems from our commercial vendors in the IAP312 study may also reduce review time for any potential post-approval changes with supply manufacturers and software updates. We are planning to initiate IAP312 once production and testing of the supplies are complete, and clinical sites are ready, in order to support our NDA resubmission.

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

Our net losses were $11.0 million and $10.0 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $214.2 million. As of March 31, 2016, we had cash, cash equivalents and investments totaling $107.2 million compared to $113.5 million as of December 31, 2015.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 from those previously disclosed in our Annual Report on Form 10-K.

Recently Issued Accounting Standards

In April 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606), which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customer (Topic 606). ASU 2016-10 identifies performance obligations and provides licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 (Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date) defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU No. 2014-09. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 by one year, for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenue

In September 2015, the European Commission, or EC, granted marketing approval for Zalviso in the European Union to our commercial partner, Grünenthal. In April 2016, Grünenthal completed the first commercial sale of the Zalviso system. Grünenthal is expected to deploy the Zalviso system initially in a limited number of hospitals in Germany under a pilot program, whereby the hospital will use Zalviso in a small number of post-operative patients. The pilot program, which is expected to last approximately two months at each institution, will be made available to additional hospitals in Germany over the next several months. Pending success with the pilot program, Grünenthal expects to make the product widely available in Germany. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of Zalviso in 2016 will be minimal. Revenue during the three months ended March 31, 2016, was $3.0 million, including $1.8 million in collaboration agreement revenue recognized under our Amended Agreements with Grünenthal, plus $1.2 million in revenue under the DoD Contract.

Revenue for the three months ended March 31, 2015 was $0.2 million, related to our collaboration agreement with Grünenthal.

Collaboration Agreement Revenue

Below is a summary of revenue recognized under the Amended Agreements during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Manufactured product	$1,400	$—
Joint steering committee, research and development services and demonstration devices	393	181

Collaboration agreement revenue	$1,793	$181

In preparation for the launch of Zalviso in Europe by our licensee, Grünenthal, we delivered $1.4 million of commercial inventory. Delivered product consists of devices, drug product and accessories. As the first commercial sale happened in April 2016, we did not recognize any royalty revenue or non-cash royalty revenue in the first quarter of 2016. Beginning in the third quarter of 2016, we will receive quarterly royalty reports from Grunenthal for the prior quarter. As the royalty amounts are not currently reasonably estimable without the royalty reports, we will recognize royalty revenue and non-cash royalty revenue on a quarterly basis, one quarter in arrears beginning in the third quarter of 2016.

As of March 31, 2016, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $1.4 million and $2.4 million, respectively. Our long-term deferred revenue balance increased during the first quarter of 2016 from $0.6 million to $2.4 million. The estimated margin we expect to receive on transfer prices under the Amended Agreements, was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will peak at approximately $4.0 million, as we complete invoicing Grünenthal in connection with the Amended Agreements in 2016, and decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the first quarter of 2016, AcelRx recognized revenue of $1.2 million related to work performed under the DoD contract for ARX-04.

Cost of goods sold

Total cost of goods sold was $3.6 million for the three months ended March 31, 2016. As mentioned above, the EC approved Zalviso in late September 2015. We have commenced commercial production for Grünenthal’s European launch. Under the Amended Agreements with Grünenthal, we will sell Zalviso to at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. Cost of goods sold for Zalviso delivered to Grünenthal includes the inventory costs of API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Prior to the initiation of commercial production in October 2015, these costs were included in research and development expenses as period costs.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to Zalviso; however, in 2016 we anticipate that research and development expenses for ARX-04 will be greater than those for Zalviso. Research and development expenses included the following:

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We will incur substantial future research and development expenditures as we seek to continue development of ARX-04 and Zalviso, including the expenses associated with the extension arm of the SAP302 clinical study, the completion of the SAP303 study, and the anticipated submission of the NDA for ARX-04, in addition to preparing for and conducting IAP312, the additional clinical trial for Zalviso.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
ARX-04	$1,155	$1,162
Zalviso	910	1,669
Overhead	2,106	3,475

Total research and development expenses	$4,171	$6,306

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on advancing ARX-04 and the continued development of Zalviso, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements.

Total research and development expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2016	2015	(Decrease)	(Decrease)
Research and development expenses	$4,171	$6,306	$(2,135)	(34)%

The $2.1 million decrease during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily attributable to a $1.4 million decrease in overhead costs, primarily as a result of the cost reduction plan implemented in March 2015 and the allocation of certain personnel and related expenses to cost of goods sold, plus a $0.7 million decrease in Zalviso-related expenses due to the slowing of development activities as we clarified the development path forward with the FDA. Costs related to ARX-04 remained constant due in part to the completion of the SAP301 study in 2015, offset by incremental spending on the SAP302 study and the initiation of the SAP303 study in March 2016.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration, finance, pre-commercialization and business development activities. Other significant expenses included legal expenses related to litigation and patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses for the remainder of 2016 to remain comparable to 2015 expenses, as we focus our efforts on further development and seeking marketing approval for ARX-04, and the continued development of Zalviso.

Total general and administrative expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2016	2015	(Decrease)	(Decrease)
General and administrative expenses	$3,777	$4,521	$(744)	(16)%

The $0.7 million decrease in general and administrative expenses during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily due to a decrease in headcount-related expenses, primarily as a result of the cost reduction plan implemented in March 2015.

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

	Three Months Ended March 31,		Increase/
	2016	2015	(Decrease)
Restructuring costs	$—	$754	$(754)

Restructuring costs in the three months ended March 31, 2015 consist of employee termination benefit costs of $0.8 million which has been fully disbursed.

Other (Expense) Income

Total other (expense) income for the three months ended March 31, 2016 and 2015 was as follows (in thousands, except percentages):

				Percentage
	Three Months Ended March 31,		Increase/	Increase/
	2016	2015	(Decrease)	(Decrease)
Interest expense	$(680)	$(806)	$126	16%
Interest income and other income (expense), net	419	2,180	(1,761)	(81)%
Non-cash interest expense on liability related to sale of future royalties	(2,196)	—	(2,196)	—%
Total other (expense) income	$(2,457)	$1,374	$(3,831)	(279)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense for all periods pertains to interest on our Loan and Security Agreement with Hercules. In December 2013, we entered into the Amended Loan Agreement with Hercules, which amends and restates the Loan and Security Agreement. The overall debt facility was increased to $40.0 million, and the maturity was extended to October 1, 2017. On June 16, 2014, we borrowed the second tranche of $10.0 million. We did not have access to the third tranche, of up to $15.0 million, as we did not receive FDA approval of Zalviso by August 1, 2015. As a result of the lower principal balance in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, the amount of interest expense incurred decreased. As of March 31, 2016, the balance due to Hercules was $21.1 million.

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

Interest income and other income (expense), net, during the three months ended March 31, 2016 and 2015, consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012.

The decrease in interest income and other income (expense), net, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, was primarily attributable to fewer PIPE warrants outstanding at March 31, 2016, as compared to March 31, 2015, and a smaller decrease in our stock price during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, which is a primary driver in the Black-Scholes valuation model used to estimate the fair value of the PIPE warrants.

The increase in non-cash interest expense on liability related to the Royalty Monetization during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, is attributable to the royalty sale transaction that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur an additional $7.1 million in non-cash interest expense related to the Royalty Monetization in the year ended December 31, 2016, for a total of $9.3 million in 2016.

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

As of March 31, 2016, we had cash, cash equivalents and investments totaling $107.2 million compared to $113.5 million as of December 31, 2015. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first half of 2017. While we believe we have sufficient capital to meet our operational requirements through at least the first half of 2017, our expectations may change depending on a number of factors. For example, based on their review of the protocol we have submitted for the requested clinical trial for Zalviso, the FDA may in the future, require a scope or design change that is beyond what our current and estimated future capital resources can support. We believe that together with the support from the DoD Contract, we have sufficient resources to complete the Phase 3 development program for ARX-04 through submission of the NDA to the FDA. However, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the sales of Zalviso in the EU by Grünenthal to PDL. As mentioned above, we received net proceeds of $61.2 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended License Agreement which include 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the EC approval of the MAA for Zalviso, which we received in the fourth quarter of 2015. The total liability related to sale of future royalties to PDL as of March 31, 2016 was $65.8 million.

On December 16, 2013, AcelRx and Grünenthal entered into the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, or the Product, in the Territory for human use in the Field. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. On July 22, 2015, the Company entered into amendments to the License Agreement, or the License Amendment, and together with the License Agreement, the Amended License Agreement, and the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, each effective as of July 17, 2015, and together, the Amended Agreements.

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

On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Amended Loan Agreement with the Lenders. Amendment No. 2 includes an interest only period from October 1, 2015 through March 31, 2016, with the potential for further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. Loans under the Amended Loan Agreement mature on October 31, 2017. As of March 31, 2016, the balance due to Hercules was $21.1 million.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(6,229)	$(10,749)
Net cash provided by (used in) investing activities	3,615	(514)
Net cash provided by financing activities	121	369

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates, including commercial readiness activities for our product candidates, ARX-04 and Zalviso. Our cash used for operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest expense related to the sale of future royalties, interest expense related to our debt financings and the revaluation of our PIPE warrant liability and the contingent put option liability.

Cash used in operating activities of $6.2 million during the three months ended March 31, 2016, reflected a net loss of $11.0 million, partially offset by aggregate non-cash charges of $3.8 million, and a net change of $1.0 million in our net operating assets and liabilities. Non-cash charges included $2.2 million in non-cash interest expense on the liability related to the royalty monetization and $1.2 million for stock-based compensation, and $0.5 million in depreciation expense, partially offset by $0.4 million for the change in fair value of our PIPE warrant liability and contingent put liability. The net change in our operating assets and liabilities was primarily the result of an increase in accounts payable of $2.1 million, primarily due to the timing of payments, partially offset by a decrease in accrued liabilities of $1.5 million, largely due to the payment of compensation-related expenses.

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

During the three months ended March 31, 2016, cash provided by investing activities of $3.6 million was primarily a result of $3.8 million in proceeds from maturity of investments, offset by $0.2 million for purchases of property and equipment.

During the three months ended March 31, 2015, cash used in investing activities of $0.5 million was primarily as a result of $2.5 million for purchases of investments and $0.5 million for purchases of property and equipment, partially offset by $2.5 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, cash provided by financing activities of $0.1 million as a result of stock purchases made under our 2011 Employee Stock Purchase Plan.

During the three months ended March 31, 2015, cash provided by financing activities of $0.4 million as a result of stock purchases made under our 2011 Employee Stock Purchase Plan.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including continued development of ARX-04, Zalviso and the potential commercialization of our product candidates, if approved outside of the Grünenthal Territory. Our future cash needs anticipate the receipt of reimbursement for qualified expenses under the DoD Contract. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first half of 2017. Our current operating plan includes the continued development of ARX-04, specifically the filing of the NDA in 2016. These assumptions may change as a result of many factors. For example, based on feedback from the FDA, we expanded the planned clinical program for ARX-04 by approximately 160 additional patients to include individuals from specific populations and settings. As a result, the completion of the Phase 3 clinical program for ARX-04 has been extended and our clinical trial expenses will increase. In addition, although the FDA has provided feedback on both the ARX-04 clinical program and reviewed the protocol for IAP312, the additional clinical trial for Zalviso, pending the results of these clinical trials, the FDA may in the future require us to complete additional work to submit the NDA for ARX-04 and/or to resubmit the NDA for Zalviso. As discussed above we have delayed the initiation of the IAP312. If we are unable to initiate the IAP312 study before the end of 2016, we may not have sufficient resources to complete the study and resubmit the Zalviso NDA. We will continue to evaluate the work necessary to gain approval of ARX-04 and Zalviso in the U.S. and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous forward looking factors, including but not limited to the following:

•	the outcome, timing and cost of regulatory approvals for ARX-04 and Zalviso;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04;

•	expenditures related to the activities required in support of the anticipated NDA submission for ARX-04;

•	expenditures related to the activities required in support of our resubmission of the Zalviso NDA, including an additional clinical trial for Zalviso, as requested by the FDA;

•	expenditures related to our commercialization preparation of ARX-04;

•	future manufacturing, selling and marketing costs related to ARX-04 and Zalviso, including our contractual obligations to Grünenthal for Zalviso;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies, and;

•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	commercialize any products we market, including ARX-04 and Zalviso, if approved outside of the Grünenthal Territory;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates, and;

•	conduct research and development programs.

Our existing capital resources may not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities, monetization of current and future assets, issuance of debt or debt-like securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•	significantly curtail or put on hold commercialization or development efforts of our product candidates or other operations;

•	obtain funds through entering into collaboration agreements on unattractive terms, and/or;

•	delay, postpone or terminate planned clinical trials.

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

Through March 31, 2016, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of March 31, 2016, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our Consolidated Balance Sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on March 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of ARX-04, which may not receive regulatory approval in the United States or in Europe.*

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

As part of our development program, we met with the United States Food and Drug Administration, or FDA, in December 2015 to review plans for a New Drug Application, or NDA, for ARX-04. We have also held various meetings with Health Authorities in Europe to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04. Based on feedback from the FDA, we expanded the clinical program for ARX-04 by approximately 160 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. As a result, the completion of the Phase 3 clinical program for ARX-04 has been extended and our clinical trial expenses will increase. Based on feedback from discussions with the Health Authorities in Europe, we intend to submit for a label indication for acute pain following surgery, or as a result of trauma. At the time of submission of the MAA we will have only completed one study in the emergency room for acute pain patients. We may need an additional study in the emergency department with ARX-04 to include pain associated with trauma in the indication. In addition, we believe we will need a comparator study in the European Union to ensure reimbursement in certain countries. With these modifications, we anticipate submitting the NDA for ARX-04 in the fourth quarter of 2016 and the MAA in the first half of 2017. However, while we have announced positive top-line results from SAP301, SAP302 and SAP303 may not achieve positive results, or may not be completed by the third quarter of 2016 as anticipated. Even if we believe the results from SAP301, SAP302 and SAP303 support an NDA and MAA submission for ARX-04, the FDA and European Medicines Agency, or EMA, may not agree, or may interpret the study results differently, which would delay the timing of our commercialization of ARX-04 and adversely affect our business operations. If ARX-04 is not approved for sale in the United States or Europe, it could have a significant impact on our ability to generate cash flows from product sales or to enter into a collaboration agreement. If we are not able to receive approval to commercialize ARX-04 in the United States, we would be required to find alternative sources of capital to continue operations. If ARX-04 is not approved for sale in the United States, and we are unsuccessful in finding alternative sources of capital, it will be difficult for us to continue under our current operating plan.

Any disagreement with the FDA or EMA as to the results from SAP301, SAP302, and SAP303, and therefore any additional requirements imposed by the FDA or EMA prior to our ability to submit an NDA or MAA, as well as any delay in approval by the FDA or EMA of the ARX-04 NDA or MAA, if and when it is submitted, may negatively impact our stock price and harm our business operations. If and when the ARX-04 NDA is submitted, the FDA may hold an Advisory Committee meeting to obtain committee input on the safety and efficacy of ARX-04. Typically, Advisory Committees will provide responses to specific questions asked by the FDA, including the Committee’s view on the approvability of the drug under review. Advisory Committee decisions are not binding but an adverse decision at the Advisory Committee may have a negative impact on the regulatory review of ARX-04. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing ARX-04 in the United States or Europe, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for ARX-04, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

To date, our Phase 3 program for Zalviso has consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the FDA in September 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of the Type C meeting with FDA, which took place in September 2015, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance Zalviso device performance. We have completed the protocol review with the FDA and we decided to postpone the start of IAP312, originally planned for the first quarter of 2016. We are planning to initiate IAP312 once production and testing of the supplies are complete, and clinical sites are ready, in order to support our NDA resubmission. If we are unable to initiate the IAP312 study before the end of 2016, we may not have sufficient resources to complete the study and resubmit the Zalviso NDA.

There is no guarantee that the additional work we perform related to Zalviso, including the IAP312 trial, will be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of Zalviso in a timely fashion, if at all. For example, the trial might not meet its objectives or the FDA could still have concerns regarding the performance of the device, inadvertent dosing (dropped tablets), or other issues. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any NDA submission or approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all. If the Zalviso NDA is resubmitted, the FDA may hold an Advisory Committee meeting to obtain committee input on the safety and efficacy of Zalviso. Typically, Advisory Committees will provide responses to specific questions asked by the FDA, including the Committee’s view on the approvability of the drug under review. Advisory Committee decisions are not binding but an adverse decision at the Advisory Committee may have a negative impact on the regulatory review of Zalviso. Additionally, we may choose to engage in the dispute resolution process with the FDA.

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

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.*

We have reported positive top-line data from our first Phase 3 clinical trial for ARX-04, or SAP301, the interim analysis from SAP302, each of our three Zalviso Phase 3 clinical trials completed to date, in addition to all of our Phase 2 clinical trials for ARX-04 and Zalviso. However, even if we believe that the data from clinical trials is positive, the FDA has and in the future could determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. Any such determination by the FDA would delay the timing of our commercialization plan for ARX-04 and Zalviso, or further development of our other product candidates, and adversely affect our business operations. For example, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for Zalviso which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed one Phase 3 clinical trial for ARX-04, three Phase 3 clinical trials for Zalviso, and several Phase 2 clinical trials both for ARX-04 and Zalviso, current and potential future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso sufentanil sublingual tablet, 15 mcg, dosed 20 minutes apart were equivalent to one sublingual administration of a sufentanil sublingual tablet, 30 mcg. Based on the pharmacokinetic equivalency of two Zalviso tablets to one ARX-04 tablet, the FDA has agreed to accept 323 Zalviso patients into the ARX-04 safety database; however, the FDA also required that the ARX-04 safety database comprise 350 patients dosed with at least one dose of ARX-04. Based on this feedback from the FDA, we expanded the clinical program for ARX-04 by approximately 160 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. As a result, the completion of the Phase 3 clinical program for ARX-04 has been extended and our clinical trial expenses will increase. In addition, a new study, known as SAP303, was initiated in March 2016 in post-operative patients with moderate-to-severe acute pain and is also expected to be complete by the third quarter of 2016. As a result, the completion of the Phase 3 clinical program for ARX-04 has been extended and our clinical trial expenses will increase.

Finally, we have decided to postpone the start of IAP312, originally planned for the first quarter of 2016. We are planning to initiate IAP312 once production and testing of the supplies are complete, and clinical sites are ready, in order to support our NDA resubmission, which will delay our development timeline for Zalviso even further. If we are unable to initiate the IAP312 study before the end of 2016, we may not have sufficient resources to complete the study and resubmit the Zalviso NDA.

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

We have not yet responded to the Zalviso Complete Response Letter nor resubmitted the Zalviso NDA. Activities that we undertake to address issues raised in the CRL may be deemed insufficient by the FDA.*

We completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the Zalviso NDA. In early September 2015, we had a Type C meeting with the FDA to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. In response to discussions with the FDA, we have agreed to complete an additional open-label study with Zalviso in post-operative patients, known as IAP312. We have completed the protocol review for IAP312 and we are planning to initiate this trial once production and testing of the supplies are complete, and clinical sites are ready, in order to support our NDA resubmission. There is no guarantee that the trial results, even if successful, will address the issues raised by the FDA. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development and commercialization efforts for Zalviso in the United States, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

We cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.*

We cannot commercialize any of our product candidates, including ARX-04 or Zalviso, until the appropriate regulatory authorities, such as the FDA or the EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. As part of our development program, we met with the FDA in December 2015 to review plans for an NDA for ARX-04. Based on feedback from the FDA, we expanded the clinical program for ARX-04 by approximately 160 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. As a result, the completion of the Phase 3 clinical program for ARX-04 has been extended and our clinical trial expenses will increase. We have also held various meetings with Health Authorities in Europe to discuss the submission of an MAA for ARX-04. Based on feedback from discussions with the Health Authorities in Europe, we intend to submit for a label indication for acute pain following surgery, or as a result of trauma. At the time of submission of the MAA we will have only completed one study in the emergency room for acute pain patients. We may need an additional study in the emergency department with ARX-04 to include pain associated with trauma in the indication.

In addition, we believe we will need a comparator study in the European Union to ensure reimbursement in certain countries. In September 2015, the European Commission, or EC, approved Grünenthal’s, MAA for Zalviso for post-operative pain; however, we cannot predict the commercial success of Zalviso. We received a CRL for Zalviso on July 25, 2014, which contains requests for additional information on the Zalviso System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance the Zalviso device. We have completed the protocol review and we are planning to initiate IAP312 once production and testing of the supplies are complete, and clinical sites are ready, in order to support our NDA resubmission. Although the FDA has provided feedback on the ARX-04 clinical program and reviewed the protocol for IAP312, and we have incorporated feedback from Health Authorities in Europe concerning the submission of the MAA for ARX-04, pending the results of our clinical trials, the FDA or EMA may in the future require us to complete additional clinical work prior to submitting the NDA for ARX-04, resubmitting the NDA for Zalviso or submitting the MAA for ARX-04. Additional delays may result if any of our product candidates is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

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

 Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidates as a result of such inspections. In June 2014, the FDA completed an inspection at our corporate offices. We received a single observation on a Form 483 as a result of the inspection. In addition, in January 2015, EMA conducted a pre-approval inspection of our Zalviso contract manufacturer’s manufacturing and packaging site, and provided its observations. Although we believe we have adequately addressed these observations in revised standard operating procedures, we, our contract manufacturers, and their vendors, are all subject to preapproval and post-approval inspections at any time. The results of these inspections could impact our ability to obtain FDA approval for Zalviso and, if approved, our ability to launch and successfully commercialize Zalviso in the United States. In addition, results of EMA inspections could impact our ability to maintain EC approval of Zalviso, and Grünenthal’s ability to expand and sustain commercial sales of Zalviso in the EU.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, as mentioned above, we intend to submit the MAA for ARX-04 for a label indication for acute pain following surgery, or as a result of trauma. We may need an additional study in the emergency department with ARX-04 to include pain associated with trauma in the indication. In addition, we intend to resubmit our NDA seeking approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

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

Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. Our current clinical trial data may not be sufficient to support marketing approval in all territories. In addition, we lack the personnel, expertise and capabilities to gain regulatory approval of our product candidates on a global basis without a commercial partner. With Zalviso’s approval for sale in Europe, we are substantially dependent on Grünenthal to successfully commercialize it. While Grünenthal does have products approved in international markets, we do not have any product candidates approved for sales in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. Grünenthal’s experience in international markets does not guarantee regulatory approval or compliance with regulatory requirements in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2016 and may continue to incur losses for the foreseeable future.*

Since our inception in 2005, we have focused primarily on development of our product candidate, Zalviso. While Zalviso remains an important asset to the Company, ARX-04 has become a focus. In September 2015, we announced that a pivotal Phase 3 study of ARX-04, SAP301, met all primary and secondary endpoints and in October 2015, we initiated SAP302, a Phase 3 study of ARX-04 in the emergency room. Based on feedback from the FDA, we expanded the clinical program for ARX-04 by approximately 160 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. Accordingly, we initiated the extension phase of the SAP302 study of ARX-04 in March 2016. In addition, a new study, known as SAP303, was also initiated in March 2016 in post-operative patients with moderate-to-severe acute pain. As a result, the completion of the Phase 3 clinical program for ARX-04 has been extended and our clinical trial expenses will increase. In addition, the FDA has requested an additional clinical trial for Zalviso, IAP312, prior to resubmission of the Zalviso NDA which will increase our development costs for the Zalviso program. We have incurred significant net losses in each year since our inception in July 2005, and as of March 31, 2016, we had an accumulated deficit of $214.2 million.

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

We are substantially dependent on our commercial partner, Grünenthal, to successfully commercialize Zalviso in Europe.*

On December 16, 2013, we entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements, with Grünenthal. On July 22, 2015, we entered into amendments to the License Agreement, or the License Amendment, and the MSA, or the MSA Amendment, with Grünenthal, each effective as of July 17, 2015, and together with the License Agreement, and the MSA, the Amended Agreements. The Amended Agreements grant rights to commercialize Zalviso in the European Union, or EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically-supervised settings. In September 2015, the European Commission approved Grünenthal’s MAA for Zalviso for post-operative pain. In April 2016, Grünenthal completed the first commercial sale of the Zalviso system. Grünenthal is expected to deploy the Zalviso system initially in a limited number of hospitals in Germany under a pilot program, whereby the hospital will use Zalviso in a small number of post-operative patients. The pilot program, which is expected to last approximately two months at each institution, will be made available to additional hospitals in Germany over the next several months. Pending success with the pilot program, Grünenthal expects to make the product widely available in Germany; however, there is no guarantee that Grünenthal will achieve commercial success in its Zalviso launch in Germany, or anywhere in the European Union. In September 2015, we consummated a monetization transaction with PDL BioPharma, Inc., or PDL, pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the License Agreement, subject to a capped amount, referred to as the Royalty Monetization. Even if Grünenthal is successful in the commercialization of Zalviso in the EU, we will receive only 25% of the royalties and 20% of the first four commercial milestones under the License Agreement, and 100% of the royalties after the capped amount is reached. Any failures in commercialization of Zalviso outside the United States could have a material adverse impact on our business, including an adverse impact on the development of ARX-04 or Zalviso in the United States, if related to issues underlying the sufentanil sublingual tablet technology, safety or efficacy. Additionally, we agreed to certain representations and covenants relating to the Amended Agreements under our agreements with PDL, and, if we breach those representations or covenants, we may become subject to indemnification claims by PDL and liable to PDL for its indemnifiable losses relating to such breaches. The amount of such losses could be material and could have a material adverse impact on our business.

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

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete an additional clinical trial of Zalviso. Any further development activities can be time consuming and costly. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance Zalviso device performance. We received comments from the FDA on the protocol for the study, known as IAP312, and we are planning to initiate this study once production and testing of the supplies are complete, and clinical sites are ready, in order to support our NDA resubmission. Clinical trials, regulatory reviews, and a potential launch of a commercial product are expensive activities. In addition, commercialization costs for ARX-04 and Zalviso in the United States may be significantly higher than estimated. We may experience technical difficulties in our commercialization efforts or otherwise, which could substantially increase the costs of commercialization. Revenues may be lower than expected and accordingly costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. To raise capital, we may seek to sell additional equity or debt securities, monetize or securitize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all. Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of, or eliminate, one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

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

Early development and clinical trial manufacturing of Zalviso was conducted at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that will serve as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at Patheon, Cincinnati While we have produced a limited number of commercial lots at Patheon to support Grünenthal’s launch in Europe, our experience is limited, which may impact our ability to deliver future commercial supplies to Grünenthal.

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

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. As mentioned above, the CRL from the FDA contains a request for additional information on the Zalviso System to ensure proper use of the device. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We have made modifications to the design of the Zalviso device subsequent to the original submission of the Zalviso NDA, which we plan to include as a part of any resubmitted NDA. In early September 2015, we met with the FDA to discuss their request for an additional clinical trial and our planned response to the CRL. In the Type C meeting minutes, the FDA provided some additional details about the type of clinical data they would like us to provide, as a complement to the other data we already have provided, to assess the overall performance of Zalviso. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance Zalviso device performance. We have completed the protocol review with the FDA for the study, known as IAP312, and we plan to initiate this study once production and testing of the supplies are complete, and clinical sites are ready, in order to support our NDA resubmission. Furthermore, if any additional changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

We have manufactured Zalviso devices and supplies on a small scale, including those needed for our Phase 3 clinical trials, and process validation for some of the device components has been completed. We, however, have not yet manufactured Zalviso devices and supplies on a large scale, for commercial purposes. We have completed the process validation for the device components and have manufactured launch supplies for delivery to Grünenthal; however, our experience is limited. We will continue to rely on contract manufacturers, component fabricators and third party service providers to produce the necessary Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of ARX-04 or Zalviso devices with third-party manufacturers, or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including the scale-up and automation process, which would adversely impact our ability to supply our customers with ARX-04, if approved, and Zalviso, in the EU, and if approved, in the U.S. and any other foreign territories.

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

The degree of market acceptance of ARX-04, and Zalviso outside the EU, if approved, as well as Zalviso in the EU, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the use of ARX-04 for the management of moderate-to-severe acute pain by a healthcare professional for patient types that were not specifically studied in our Phase 3 trials;

•	the use of Zalviso for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any AEs or SAEs;

•	overcoming the perception of sufentanil as a potentially unsafe drug due to its high potency;

•	limitations or warnings contained in the FDA- or EMA-approved label for ARX-04 or Zalviso;

•	restrictions or limitations placed on ARX-04 or Zalviso due to the REMS;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval; and

•	our ability to obtain and maintain sufficient third party coverage or reimbursement.

If our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, or P&T Committees, we may not generate sufficient revenue and we may not become or remain profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.*

In order to commercialize any products that may be approved in the United States, including ARX-04 and Zalviso, we must build our internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. In addition, we plan to enter into agreements with third parties for the distribution of approved product candidates, including ARX-04 and Zalviso; however, if there are delays in establishing such relationships or those third parties do not perform as expected, our ability to effectively distribute products would suffer.

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

Additional potential competitors for Zalviso include the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and most recently by The Medicines Company. On April 30, 2015, IONSYS was approved for marketing in the U.S. by the FDA, providing a potential first-to-market advantage for IONSYS. Cara Therapeutics, Inc. is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena, Inc. is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute post-operative pain. Trevena, Inc. initiated Phase 3 development of TRV130 in the first quarter of 2016. Recro Pharma, Inc. is developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain, for which it announced positive efficacy results in its Phase II clinical trial. Finally, Innocoll AG is developing XARACOLL a controlled-release resorbable implant containing bupivacaine, and Durect Corporation has been developing POSIDUR, a controlled-release bupivacaine product candidate utilizing Durect Corporation’s Saber technology.

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

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, although in September 2015 the European Commission approved the MAA for Grünenthal to market Zalviso in the 28 European Union member states as well as for the European Economic Area countries, Norway, Iceland and Liechtenstein, separate pricing and reimbursement approvals may impact their ability to successfully commercialize Zalviso. Adverse pricing limitations may hinder our ability to recoup our investment in ARX-04, Zalviso and/or our other drug candidates, even if/when those drug candidates obtain marketing approval.

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

Guidelines and recommendations published by government agencies, as well as non-governmental organizations, can reduce the use of our product candidates, including ARX-04 and Zalviso, if/when approved.*

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include the product candidates that we are developing. Recommendations of government agencies or non-governmental organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact our product candidates and our ability to gain marketing approval. Regulations or guidelines suggesting the reduced use of certain drug classes that may include the product candidates that we are developing or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our product candidates, or negatively impact our ability to gain market acceptance and market share.

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

In order to supply the Zalviso device to Grünenthal for commercial sales, we must maintain conformity of our quality system to applicable ISO standards and must comply with applicable European laws and directives.*

We underwent a Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in the European Union. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. Certification of our quality management system was issued by the British Standards Institution, or BSI, a Notified Body. ISO 13485:2003 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers. In November 2015, AcelRx underwent a successful surveillance audit by the Notified Body for the Zalviso CE mark and for AcelRx’s status as an ISO 13485 certified device manufacturer.

If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE Mark to our Zalviso device, which would prevent Grünenthal from selling these devices within the EEA.

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

In the future, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2016, we had 41 full-time employees. On March 19, 2015, our Board of Directors, in connection with our efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ARX-04, Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of March 31, 2016, we are the owner of record of 49 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. The pharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office has developed new regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, that became effective March 16, 2013. We are uncertain what impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Historically, our common stock has thinly traded, and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.*

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the three months ended March 31, 2016 and 2015 was approximately 400,000 and 650,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC FileNo.	Exhibit	FilingDate

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

4.7	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 17, 2015.	10-Q	001-35068	4.7	11/3/2015

4.8	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of September 17, 2015.	10-Q	001-35068	4.8	11/3/2015

10.1+	2016 Cash Bonus Plan Summary.	8-K	001-35068	10.1	2/17/2016

10.2+	Severance Benefit Plan effective as of February 10, 2016.	8-K	001-35068	10.2	2/17/2016

10.3+	Offer Letter between the Registrant and Howard B. Rosen, effective as of April 1, 2016.

10.4#	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective January 22, 2016.

10.5	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective March 3, 2016.

10.6#	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of January 19, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
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

Date: May 2, 2016	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC FileNo.	Exhibit	FilingDate

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

4.7	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 17, 2015.	10-Q	001-35068	4.7	11/3/2015

4.8	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of September 17, 2015.	10-Q	001-35068	4.8	11/3/2015

10.1+	2016 Cash Bonus Plan Summary.	8-K	001-35068	10.1	2/17/2016

10.2+	Severance Benefit Plan effective as of February 10, 2016.	8-K	001-35068	10.2	2/17/2016

10.3+	Offer Letter between the Registrant and Howard B. Rosen, effective as of April 1, 2016.

10.4#	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective January 22, 2016.

10.5	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective March 3, 2016.

10.6#	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of January 19, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.