Form 10-Q
period 2016-06-30
ACELRX PHARMACEUTICALS INC
filed 2016-07-29
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

or

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

As of July 21, 2016, the number of outstanding shares of the registrant’s common stock was 45,312,242.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “ACELRX,” “ZALVISO,” and “ACCELERATE, INNOVATE, ALLEVIATE” are U.S registered trademarks owned by AcelRx Pharmaceuticals, Inc. This report also contains other trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2016 (Unaudited)	December 31, 2015(1)
Assets
Current Assets:
Cash and cash equivalents	$97,800	$107,922
Short-term investments	1,000	5,542
Accounts receivable, net	4,185	3,286
Inventories	1,328	466
Prepaid expenses and other current assets	1,237	1,731

Total current assets	105,550	118,947
Property and equipment, net	7,794	8,610
Restricted cash	178	178
Other assets	50	50

Total Assets	$113,572	$127,785

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,857	$1,561
Accrued liabilities	2,914	3,956
Long-term debt, current portion	13,942	4,541
Deferred revenue, current portion	957	2,604
Liability related to the sale of future royalties, current portion	357	118

Total current liabilities	21,027	12,780
Deferred rent, net of current portion	148	245
Long-term debt, net of current portion	7,406	16,381
Deferred revenue, net of current portion	3,113	593
Liability related to the sale of future royalties, net of current portion	67,775	63,494
Contingent put option liability	165	266
Warrant liability	440	913

Total liabilities	100,074	94,672

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 45,312,242 and 45,273,772 shares issued and outstanding as of June 30, 2016 and December 31, 2015	45	45
Additional paid-in capital	238,725	236,274
Accumulated deficit	(225,278)	(203,205)
Accumulated other comprehensive income (loss)	6	(1)

Total stockholders’ equity	13,498	33,113

Total Liabilities and Stockholders’ Equity	$113,572	$127,785

(1)

The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Collaboration agreement	$1,314	$486	$3,107	$667
Contract and other	3,217	1,438	4,449	1,438
Total revenue	4,531	1,924	7,556	2,105
Operating costs and expenses:
Cost of goods sold	2,976	—	6,575	—
Research and development	6,280	7,310	10,451	13,616
General and administrative	3,597	2,735	7,374	7,256
Restructuring costs	—	2	—	756

Total operating costs and expenses	12,853	10,047	24,400	21,628

Loss from operations	(8,322)	(8,123)	(16,844)	(19,523)
Other (expense) income:
Interest expense	(687)	(777)	(1,367)	(1,583)
Interest income and other income, net	241	4	660	2,184
Non-cash interest expense on liability related to future sale of royalties	(2,324)	—	(4,520)	—

Total other (expense) income	(2,770)	(773)	(5,227)	601

Net loss before income taxes	(11,092)	(8,896)	(22,071)	(18,922)
Provision for income taxes	—	—	(2)	—

Net loss	(11,092)	(8,896)	(22,073)	(18,922)

Other comprehensive loss:
Unrealized gains on available-for-sale securities	2	1	7	5

Comprehensive loss	$(11,090)	$(8,895)	$(22,066)	$(18,917)

Net loss per share of common stock, basic	$(0.24)	$(0.20)	$(0.49)	$(0.43)

Net loss per share of common stock, diluted	$(0.24)	$(0.20)	$(0.49)	$(0.47)

Shares used in computing net loss per share of common stock, basic	45,312,242	44,343,270	45,299,560	44,109,488

Shares used in computing net loss per share of common stock, diluted – see Note 11	45,312,242	44,343,270	45,299,560	44,397,471

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(22,073)	$(18,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to royalty monetization	4,520	—
Depreciation and amortization	1,029	997
Amortization of premium/discount on investments, net	17	47
Interest expense related to debt financing	426	472
Restructuring costs	—	(756)
Stock-based compensation	2,330	2,649
Revaluation of put option and PIPE warrant liabilities	(574)	(2,148)
Changes in operating assets and liabilities:
Accounts receivable	(899)	—
Inventories	(862)	—
Prepaid expenses and other assets	494	(1,376)
Accounts payable	1,391	(834)
Accrued liabilities	(1,042)	(850)
Deferred revenue	873	(667)
Deferred rent	(97)	(50)

Net cash used in operating activities	(14,467)	(21,438)

Cash flows from investing activities:
Purchase of property and equipment	(308)	(894)
Purchase of investments	(993)	(5,543)
Proceeds from maturities of investments	5,525	5,460

Net cash provided by (used in) investing activities	4,224	(977)

Cash flows from financing activities:
Payment of long-term debt	—	(2,240)
Net proceeds from issuance of common stock through equity plans and exercise of warrants	121	459

Net cash provided by (used in) financing activities	121	(1,781)

Net decrease in cash and cash equivalents	(10,122)	(24,196)
Cash and cash equivalents—Beginning of period	107,922	60,038

Cash and cash equivalents—End of period	$97,800	$35,842

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

The Company has two late-stage development candidates based on sublingual sufentanil. The first, ARX-04, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. ARX-04 was initially developed at the request of the U.S. Department of Defense as a replacement for injections of morphine on the battlefield. In addition to the military application, AcelRx is developing ARX-04 as an investigational product for the treatment of patients suffering from moderate-to-severe acute pain in multiple settings, such as emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; and patients being transported by paramedics. AcelRx has completed two placebo-controlled clinical studies (one Phase 2 and one Phase 3) demonstrating safety and efficacy of ARX-04. In October 2015, the Company initiated SAP302, an open-label Phase 3 study of ARX-04 for the treatment of adult patients who present in the emergency room with moderate-to-severe acute pain associated with trauma or injury, which treated 40 patients in the initial phase. In March 2016, the Company initiated the extension phase of the SAP302 study of ARX-04, which treated an additional 36 patients. Also in March 2016, the Company initiated SAP303, an open-label, single-arm study of ARX-04 in post-operative patients which treated 140 patients 40 years of age and older who had moderate-to-severe acute pain following a surgical procedure. The SAP303 study allowed for administration of ARX-04 for up to 12 hours. Both the SAP302 and SAP303 trials have had their last patient visits and data are currently being analyzed. The Company anticipates the top-line results for both studies will be available in the third quarter of 2016. Pending successful results of these two Phase 3 open-label studies, the Company intends to submit to the U.S. Food and Drug Administration, or FDA, a New Drug Application, or NDA, for ARX-04 for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional in medically-supervised settings by the end of 2016.

The Company’s other late-stage investigational product candidate, Zalviso®, delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia device. Zalviso is approved in the EU as well as Norway, Iceland and Liechtenstein and is in late-stage development in the U.S. In response to the NDA the Company submitted to the FDA seeking approval for Zalviso, the Company received a Complete Response Letter, or CRL, on July 25, 2014. Subsequently, the FDA requested an additional clinical study, IAP312, and the Company estimates that it may be able to begin IAP312 in September 2016. The Company does not intend to initiate the study until final supplies have been received and tested and clinical sites are ready. These activities may or may not occur in time to initiate the trial in September 2016. Timing of the completion of the IAP312 study will be dependent on the actual initiation date and other timing including, but not limited to, study enrollment.

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

In April 2016, Grünenthal completed the first commercial sale of Zalviso. Grünenthal continues to sell Zalviso initially in a limited number of hospitals in Germany under a pilot program, whereby the hospital will use Zalviso in a small number of post-operative patients. The pilot program, which is expected to last approximately two months at each institution, is being made available to additional hospitals in Germany over the next several months. Pending success with the pilot program, Grünenthal expects to make the product widely available in Germany. With similar methodology, Grünenthal has also initiated the sale of Zalviso in France, the United Kingdom, Italy and Belgium, and intends to launch Zalviso in the Netherlands, Ireland and Portugal by the end of 2016.

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

Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015, was derived from the Company’s audited financial statements as of December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2015. During the six months ended June 30, 2016, there have been no significant changes to the Company’s significant accounting policies from those previously disclosed in its Annual Report on Form 10-K.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to provide guidance on revenue recognition. ASU No. 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided for the adoption of the new standard for fiscal years beginning after December 15, 2017. Accordingly, ASU No. 2014-09 is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted. Upon adoption, ASU No. 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The FASB has also issued the following standards which clarify ASU No. 2014-09 and have the same effective date as the original standard:

●	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);

●	ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606);

●

ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and

●	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.

The Company is currently evaluating the method of adoption and the impact of adopting ASU No. 2014-09 on its results of operations, cash flows and financial position.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$68,360	$—	$—	$68,360
U.S. government agency securities	29,434	6	—	29,440

Total cash and cash equivalents	97,794	6	—	97,800
Marketable securities:
U.S. government agency securities	1,000	—	—	1,000

Total marketable securities	1,000	—	—	1,000

Total cash, cash equivalents and investments	$98,794	$6	$—	$98,800

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$83,112	$—	$—	$83,112
U.S. government agency securities	24,809	1	—	24,810

Total cash and cash equivalents	107,921	1	—	107,922
Marketable securities:
U.S. government agency securities	5,544	—	(2)	5,542

Total marketable securities	5,544	—	(2)	5,542

Total cash, cash equivalents and investments	$113,465	$1	$(2)	$113,464

As of June 30, 2016 and December 31, 2015, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at June 30, 2016 or December 31, 2015. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and six months ended June 30, 2016 and 2015.

As of June 30, 2016 and December 31, 2015, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of June 30, 2016 and December 31, 2015, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, which amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement, and which was classified as a Level III liability. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income, net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of June 30, 2016 and December 31, 2015, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 8 “Warrants.” The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs can have a significant impact to the estimated fair value of the PIPE warrants. The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$26	$26	$—	$—
U.S. government agency obligations	30,414	—	30,414	—

Total assets measured at fair value	$30,440	$26	$30,414	$—

Liabilities
PIPE warrants	$440	—	—	$440
Contingent put option liability	165	—	—	165

Total liabilities measured at fair value	$605	$—	$—	$605

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2	$2	$—	$—
U.S. government agency obligations	30,352	—	30,352	—

Total assets measured at fair value	$30,354	$2	$30,352	$—

Liabilities
PIPE warrants	$913	—	—	$913
Contingent put option liability	266	—	—	266

Total liabilities measured at fair value	$1,179	$—	$—	$1,179

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of June 30, 2016:

Market price	$2.69
Exercise price	$3.40
Risk-free interest rate	0.45%
Expected volatility	85.0%
Expected life (in years)	1.42
Expected dividend yield	0.0%

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2015:

Market price	$3.85
Exercise price	$3.40
Risk-free interest rate	1.06%
Expected volatility	80.0%
Expected life (in years)	1.92
Expected dividend yield	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Fair value—beginning of period	$804	$1,179
Change in fair value of PIPE warrants	(142)	(473)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	(57)	(101)

Fair value—end of period	$605	$605

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Fair value—beginning of period	$1,155	$5,859
Change in fair value of PIPE warrants	68	(4,661)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	(56)	(31)

Fair value—end of period	$1,167	$1,167

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	Balance as of
	June 30, 2016	December 31, 2015
Raw materials	$675	$140
Work-in-process	278	181
Finished goods	375	145
Total	$1,328	$466

4. U.S. Department of Defense Contract

On May 11, 2015, the Company entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to the Company in order to support the development of the Company’s product candidate, ARX-04 (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled single-dose applicator, or SDA, for the treatment of moderate-to-severe acute pain. The DoD Contract supports development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an NDA to the FDA. Under the terms of the contract, the DoD will reimburse the Company for costs incurred for development, manufacturing and clinical costs outlined in the contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract began on May 11, 2015. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. On March 2, 2016, the Company entered into an amendment to the award contract with the DoD in which the DoD agreed to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes will be absorbed within the current contract value. All other terms and conditions remain unchanged. If ARX-04 is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the contract.

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development services performed under the DoD Contract, recorded as contract and other revenue in the condensed consolidated statements of comprehensive loss, was $3.2 million and $4.4 million for the three and six months ended June 30, 2016, respectively, and $1.4 million for the three and six months ended June 30, 2015.

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

Amended License Agreement

Under the terms of the Amended License Agreement, Grünenthal has the exclusive right to commercialize the Product in the Field in the Territory. The Company retains control of clinical development, while Grünenthal and the Company will be responsible for certain development activities pursuant to a development plan as agreed between the parties. The Company will not receive separate payment for such development activities, apart from the $0.7 million included under the Amended Agreements. Grünenthal is exclusively responsible for marketing approval applications and other regulatory filings relating to the sufentanil sublingual tablet drug cartridge for the Product in the Field in the Territory, while the Company is responsible for the CE Mark and other regulatory filings relating to device portions of the Product. In July 2014, Grünenthal submitted an MAA to the European Medicines Agency, or EMA, for Zalviso (15 micrograms sufentanil sublingual tablets) for the management of acute moderate-to-severe post-operative pain in adult patients. A CE Mark for Zalviso was obtained in the fourth quarter of 2014 which specifies AcelRx as the device design authority and manufacturer. In September 2015, the European Commission approved the MAA for Zalviso for the 28 European Union member states as well as for the EEA. In April 2016, Grünenthal completed the first commercial sale of Zalviso.

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

Below is a summary of revenue recognized under the Amended Agreements during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product sales	$1,302	$—	$2,702	$—
Joint steering committee and research and development services	12	486	405	667
Total	$1,314	$486	$3,107	$667

As of June 30, 2016, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $1.0 million and $3.1 million, respectively.

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

On September 18, 2015, concurrently with the closing of the Royalty Monetization, the Company entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Amended Loan Agreement with the Lenders. Amendment No. 2 includes an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions. These conditions were satisfied in the third quarter of 2015 and the interest only period was extended through September 30, 2016. Loans under the Amended Loan Agreement mature on October 31, 2017. In connection with Amendment No. 2, the Company reduced the exercise price of the warrants already held by the Lenders, which are exercisable for an aggregate of 176,730 shares of Common Stock, from the previous exercise price of $6.79 per share to $3.88 per share, or the Warrant Amendments.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $1.7 million. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the Amended Loan Agreement entered into on December 16, 2013 was considered an extinguishment, the contingent put option liability associated with the Loan Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of June 30, 2016 and December 31, 2015, the estimated fair value of the contingent put option liability was $165,000 and $266,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability was recorded as a debt discount to the loan and consequently a reduction to the carrying value of the loan. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss.

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

The balance due under the Amended Loan Agreement was $21.3 million at June 30, 2016 and $20.9 million at December 31, 2015. Interest expense related to the Amended Loan Agreement was $0.7 million and $1.4 million for the three and six months ended June 30, 2016, respectively, and $0.8 million and $1.6 million for the three and six months June 30, 2015, respectively.

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

The following table shows the activity within the liability account during the six months ended June 30, 2016 (in thousands):

Liability related to sale of future royalties—beginning balance as of December 31, 2015	$63,612
Non-cash interest expense recognized	4,520
Payments from AcelRx to PDL	—
Total liability related to sale of future royalties as of June 30, 2016	68,132
Less: current portion	(357)
Liability related to sale of future royalties, less current portion	$67,775

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

8. Warrants

Series A Warrants

As of June 30, 2016, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

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

As of June 30, 2016, warrants to purchase 176,730 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in December 2018.

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of June 30, 2016, the fair value of the PIPE warrants was estimated to be $0.4 million. The change in fair value for the three months ended June 30, 2016, which was recorded as other income, was $0.2 million, while the change in fair value for the three months ended June 30, 2015, which was recorded as other expense, was $0.1 million. The change in fair value for the six months ended June 30, 2016 and 2015, which was recorded as other income, was $0.5 million, and $2.1 million, respectively.

During the three months ended March 31, 2015, PIPE warrants to purchase 847,058 shares were net exercised for 527,101 shares of common stock. As of June 30, 2016, PIPE warrants to purchase 512,456 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

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

2016 ATM Agreement

On June 21, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, or 2016 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock having an aggregate offering price of up to $40.0 million, or the Shares. The Company is not obligated to make any sales of common stock under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Company will pay Cantor a commission rate in the low single digits on the aggregate gross proceeds from each sale of Shares and have agreed to provide Cantor with customary indemnification and contribution rights. As of June 30, 2016, the Company has not sold any shares of common stock pursuant to the 2016 ATM Agreement.

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

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the ESPP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$77	$—	$148	$—
Research and development	586	629	1,186	1,331
General and administrative	482	482	996	1,318

Total	$1,145	$1,111	$2,330	$2,649

As of June 30, 2016, there were 2,677,349 shares available for grant, 6,405,808 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 1,157,690 shares available for grant under the ESPP.

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

During the three months ended June 30, 2016 and the six months ended June 30, 2016, the PIPE warrants were out-of-the-money, and therefore antidilutive. During the three months ended June 30, 2015, the PIPE warrants were also antidilutive due to an increasing average market share price during the period; however, during the six months ended June 30, 2015, the PIPE warrants had a dilutive impact to net loss per share due to a lower average share price during the period as compared to the closing share price at December 31, 2014. The decrease in share price created a lower Black-Scholes value and lower liability for the PIPE warrants, which resulted in other income during the three months ended June 30, 2016 and the six months ended June 30, 2016 and 2015, respectively. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. As the average market prices during the three and six months ended June 30, 2016, respectively, did not exceed the exercise price of the PIPE warrants, no such adjustments were made.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and six months ended June 30, 2016 and 2015 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Numerator
Net loss used to compute net loss per share:
Basic	$(11,092)	$(8,896)	$(22,073)	$(18,922)
Adjustments for change in fair value of warrant liability	—	—	—	(2,117)

Diluted	$(11,092)	$(8,896)	$(22,073)	$(21,039)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	45,312,242	44,343,270	45,299,560	44,109,488
Dilutive effect of warrants	—	—	—	287,983

Diluted	45,312,242	44,343,270	45,299,560	44,397,471

Net loss per share — basic	$(0.24)	$(0.20)	$(0.49)	$(0.43)

Net loss per share — diluted	$(0.24)	$(0.20)	$(0.49)	$(0.47)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	June 30,
	2016	2015
ESPP and stock options to purchase common stock	6,537,180	5,907,881
Restricted stock units	—	—
Convertible debt into common stock	553,763	553,763
Common stock warrants	180,155	692,611

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the process and timing of anticipated future development of AcelRx's product candidates, ARX-04 (sufentanil sublingual tablet, 30 mcg) and Zalviso® (sufentanil sublingual tablet system), including the ARX-04 clinical trial results; ability to fund ARX-04 development from the contract with the Department of Defense; anticipated submission of the New Drug Application, or NDA, for ARX-04 to the U.S. Food and Drug Administration, or FDA; AcelRx’s pathway forward towards gaining approval of Zalviso in the U.S.; the anticipated timing, design and results of the IAP312 clinical trial for Zalviso; anticipated resubmission of the Zalviso NDA to the FDA including the scope of the resubmission and the timing of the resubmission, and FDA review time; the status of the Collaboration and License Agreement with Grünenthal GmbH, a company organized under the laws of Germany, or Grünenthal, or any other future potential collaborations, including potential milestones and royalty payments under the Grünenthal agreement; and the therapeutic and commercial potential of AcelRx’s product candidates, including potential market opportunities for ARX-04 and Zalviso. These forward-looking statements are based on AcelRx Pharmaceuticals’ current expectations and inherently involve significant risks and uncertainties. AcelRx Pharmaceuticals’ actual results and timing of events could differ materially from those anticipated in such forward-looking statements, and as a result of these risks and uncertainties, which include, without limitation, risks related to AcelRx Pharmaceuticals’ ability to complete Phase 3 clinical development of ARX-04 and support ARX-04 development under the contract with the Department of Defense; AcelRx’s ability to successfully execute the pathway towards a resubmission of the Zalviso NDA to the FDA, including the initiation and completion of the IAP312 clinical study for Zalviso; any delays or inability to obtain and maintain regulatory approval of its product candidates, including ARX-04 in the United States and Europe, and Zalviso in the United States; AcelRx’s ability to receive any milestones or royalty payments under the Grünenthal agreement and the timing thereof; ability to manufacture and supply sufficient quantities of Zalviso to Grünenthal on a timely basis; the commercial success of Grünenthal’s launch of Zalviso in the European Union, or EU; the uncertain clinical development process, including adverse events; the risk that planned clinical trials may not begin on time, have an effective clinical design, enroll a sufficient number of patients, or be initiated or completed on schedule, if at all; the success, cost and timing of all development activities and clinical trials, including the Phase 3 ARX-04 SAP302 and SAP303 trials, and the additional clinical trial for Zalviso, IAP312; the fact that the FDA may dispute or interpret differently clinical results obtained to date from the Phase 3 SAP301 study of ARX-04; the market potential for AcelRx’s product candidates; the accuracy of AcelRx’s estimates regarding expenses, capital requirements and the need for financing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015.

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. Our lead product candidates, ARX-04 and Zalviso®, utilize sublingual sufentanil, delivered via a non-invasive route of administration. We intend to commercialize our product candidates in the United States and license the development and commercialization rights to our product candidates for sale outside of the United States through strategic partnerships and collaborations. We may also consider the option to enter into strategic partnerships for our product candidates in the United States.

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

In October 2015, we initiated an open-label Phase 3 study, SAP302, of ARX-04 for the treatment of adult patients who present in the emergency room with moderate-to-severe acute pain associated with trauma or injury. The primary efficacy endpoint is the summed pain intensity difference, or SPID, over 1-hour, or SPID-1. Safety endpoints, such as adverse events and vital signs will also be assessed, as will the patients’ and healthcare providers’ satisfaction with the method of pain control. The initial phase of SAP302 treated 40 patients, who each received a single dose of ARX-04. Patients treated with one dose of ARX-04 experienced a mean decrease from baseline pain intensity difference, or PID-1, of 2.7 points on a 0 – 10 point numeric rating scale for pain intensity one hour after dosing. Based on published literature, a PID-1 of 1.3 points has been shown to be the minimal clinically significant difference in pain. The most frequently reported adverse events, nausea and somnolence, were each reported in two of the 40 patients. Based on discussions with the FDA, we initiated the extension phase of the SAP302 study of ARX-04 in March 2016. In the extension phase, an additional 36 patients have been treated, each of whom may have received multiple doses of ARX-04, given hourly as needed for pain, for up to four doses.

We held a pre-NDA meeting with the FDA in December 2015 to review plans for an NDA for ARX-04. Based on discussions with the FDA, we expanded the clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. Enrollment in the SAP302 open-label study in the emergency room was increased as described above, and a new study, known as SAP303, was initiated in March 2016 in post-operative patients with moderate-to-severe acute pain. SAP303 treated 140 patients 40 years of age and older who had moderate-to-severe acute pain following a surgical procedure with general anesthesia or spinal anesthesia (except those who received intrathecal opioids). SAP303 allowed for administration of ARX-04 for up to 12 hours.

Both the SAP302 and SAP303 trials have had their last patient visits and data are currently being analyzed. Top-line results for both studies are expected to be available in the third quarter of 2016, and pending successful results of these two open-label studies, we anticipate submitting the NDA for ARX-04 by the end of 2016.

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of ARX-04, referred to as the DoD Contract. Under the terms of the contract, the DoD will reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The contract gives the DoD the option to extend the term of the contract and provide additional funding. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes will be absorbed within the current contract value. If ARX-04 is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the contract.

We have also held various meetings with Health Authorities in Europe to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04. Based on feedback from these discussions, we intend to submit for a label indication for ARX-04 in the EU for acute moderate-to-severe pain following surgery, or as a result of trauma. At the time of the anticipated submission of the MAA, we will have only completed one study in the emergency room for acute pain patients, in addition to three Phase 3 post-operative pain studies. We may need an additional controlled study in the emergency department with ARX-04 to obtain a label that includes both post-operative pain and trauma-related pain. In addition, we anticipate that we may need comparator studies in the EU to ensure premium reimbursement in certain countries. Assuming successful completion of the studies, we anticipate submitting the MAA for ARX-04 in the first half of 2017.

The Market Opportunity for ARX-04

United States

According to the Nationwide Emergency Department Sample, or NEDS, there were more than 104 million adult emergency room visits in the United States during 2011, of which we estimate more than 48 million were associated with moderate-to-severe acute pain.  Based on the National Survey of Ambulatory Surgery, in 2006, an estimated 27 million adult patients underwent outpatient surgical procedures in the United States, of which we estimate more than 11 million patients experienced moderate-to-severe acute pain. According to the National Inpatient Sample, in 2013, more than 15 million adult patients in the United States underwent surgical procedures in an inpatient setting, of which we estimate more than 7 million resulted in moderate-to-severe acute pain. At peak sales, assuming a 2016 price of $20 per unit, taking into account standard price increases, we believe the market opportunity for ARX-04 to be approximately $1.3 billion in the United States.

Europe

According to recent EU5 (France, Germany, Italy, Spain, and the United Kingdom) national health statistics, 142 million patients are represented across the ARX-04 target segments annually. Each year, there are an estimated 110 million emergency attendances and 32 million surgical procedures performed each year. It is anticipated that there are 51 million patients in emergency medicine with moderate-to-severe acute pain and 16 million with moderate-to-severe acute pain following surgery each year. Using the published priced benchmarks of Penthrox (methoxyflurane) and branded fentanyl products, £17.89 (UK) and €8.04 (Germany), respectively, we believe that ARX-04 could achieve a €15 price per unit. A micro-costing literature review is in process to determine the total cost per patient necessary to administer IV opioids in the emergency department as further support for premium pricing. Based on this information, we believe peak year sales in emergency medicine and post-operative pain across Europe are expected to be approximately €700 million, assuming ARX-04 achieves a €15 price point; however, there can be no assurance that ARX-04 will be able to achieve a €15 price per unit. Oligo-analgesia or under-treatment of pain is a recognized issue throughout Europe, and supports growth in treatment of acute pain with the introduction of ARX-04.

Zalviso (sufentanil sublingual tablet system)

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

On December 16, 2013, AcelRx and Grünenthal GmbH, a company organized under the laws of Germany, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. The Company retains rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company entered into amendments to the License Agreement, or the License Amendment, and together with the License Agreement, the Amended License Agreement, and the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, each effective as of July 17, 2015, and together, the Amended Agreements. For additional information on the Amended Agreements, see Note 5 “Collaboration Agreement” in the accompanying notes to the condensed consolidated financial statements.

Grünenthal will be responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Territory. We will be responsible for obtaining and maintaining device regulatory approval in the Territory and the manufacturing and supply of Zalviso to Grünenthal for commercial sales.

In April 2016, Grünenthal completed the first commercial sale of Zalviso. Grünenthal continues to sell Zalviso initially in a limited number of hospitals in Germany under a pilot program, whereby the hospital will use Zalviso in a small number of post-operative patients. The pilot program, which is expected to last approximately two months at each institution, is being made available to additional hospitals in Germany over the next several months. Pending success with the pilot program, Grünenthal expects to make the product widely available in Germany. With similar methodology, Grünenthal has also initiated the sale of Zalviso in France, the United Kingdom, Italy and Belgium, and intends to launch Zalviso in the Netherlands, Ireland and Portugal by the end of 2016.

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

Our IAP312 study is designed to evaluate the effectiveness of changes made to enhance performance of the Zalviso device and takes into account comments from the FDA on the protocol. The IAP312 study is expected to include approximately 315 post-operative patients and collect information requested by the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA to supplement the three positive Phase 3 trials already completed. While the Company estimates that it may be able to begin the IAP312 study in September 2016, it does not intend to initiate the study until final supplies have been received and tested and clinical sites are ready. These activities may or may not occur in time to initiate the trial in September 2016. Timing of the completion of the IAP312 study will be dependent on the actual initiation date and other timing including, but not limited to, study enrollment.

The Market Opportunity for Zalviso

According to the 2014 Decision Resources Acute Pain Report, or 2014 DR Report, the acute pain market (represented by treatments for post-operative pain, acute musculoskeletal pain and cancer breakthrough pain) in the United States, Europe and Japan realized 2013 revenues of $12.7 billion, and is expected to reach approximately $13.3 billion by 2023.  Opioid analgesic use remains a standard in the management of acute pain, representing 44% of the 2013 market, and is projected to grow to 46% of the 2023 market.  Post-operative acute pain treatment in the United States is projected to grow significantly in the 2013 to 2023 period, from management of 8.9 million procedures in 2013 to 10.3 million procedures in 2023, a 1.5% Compound Annual Growth Rate.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development activities and pre-commercialization activities. As a result, we expect to continue to incur negative cash flows. Although Zalviso has been approved for sale in the European Union, we sold the majority of the royalty rights and certain commercial sales milestones we are entitled to receive under the Grünenthal Agreements to PDL in September 2015. As we pursue development of our product candidates, including regulatory review and potential commercial development, subject to FDA approval, of our product candidates, we expect the business aspects of our company to become more complex. In the future, we plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of ARX-04 and Zalviso in the United States. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of Zalviso by Grünenthal, and funding from the DoD.

Our revenues since inception have consisted primarily of revenues from our Amended License Agreement with Grünenthal and our research contracts with the DoD. As mentioned above, in May 2015, the DoD agreed to provide us up to $17.0 million to support the development of ARX-04. Under the terms of the contract, the DoD will reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses.

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

Our net loss for the three months and six months ended June 30, 2016 was $11.1 million and $22.1 million, respectively, compared to net losses of $8.9 million and $18.9 million for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $225.3 million. As of June 30, 2016, we had cash, cash equivalents and investments totaling $98.8 million compared to $113.5 million as of December 31, 2015.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2016 from those previously disclosed in our Annual Report on Form 10-K.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to provide guidance on revenue recognition. ASU No. 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided for the adoption of the new standard for fiscal years beginning after December 15, 2017. Accordingly, ASU No. 2014-09 is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 is permitted. Upon adoption, ASU No. 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The FASB has also issued the following standards which clarify ASU No. 2014-09 and have the same effective date as the original standard:

●	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);

●	ASU No. 2016-10, Identifying Performance Obligations and Licensing (Topic 606);

●

and ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and

●	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.

We are currently evaluating the method of adoption and the impact of adopting ASU No. 2014-09 on our consolidated financial statements.

Results of Operations

Three and Six Months Ended June 30, 2016 and 2015

Revenue

In September 2015, the European Commission, or EC, granted marketing approval for Zalviso in the European Union to our commercial partner, Grünenthal. In April 2016, Grünenthal completed the first commercial sale of Zalviso. Grünenthal continues to sell Zalviso initially in a limited number of hospitals in Germany under a pilot program, whereby the hospital will use Zalviso in a small number of post-operative patients. The pilot program, which is expected to last approximately two months at each institution, is being made available to additional hospitals in Germany over the next several months. Pending success with the pilot program, Grünenthal expects to make the product widely available in Germany. With similar methodology, Grünenthal has also initiated the sale of Zalviso in France, the United Kingdom, Italy and Belgium, and intends to launch Zalviso in the Netherlands, Ireland and Portugal by the end of 2016. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of Zalviso in 2016 will be minimal. Revenue during the three months ended June 30, 2016, was $4.5 million, including $1.3 million in collaboration agreement revenue recognized under our Amended Agreements with Grünenthal, plus $3.2 million in revenue for services performed under the DoD Contract.

Revenue for the three and six months ended June 30, 2015, was $1.9 million and $2.1 million, respectively, the majority of which was generated from our contract for ARX-04 with the DoD.

Collaboration Agreement Revenue

Below is a summary of revenue recognized under the Amended Agreements during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product sales	$1,302	$—	$2,702	$—
Joint steering committee, research and development services and demonstration devices	12	486	405	667
Collaboration agreement revenue	$1,314	$486	$3,107	$667

In support of the launch of Zalviso in Europe by our licensee, Grünenthal, we recognized $1.3 million and $2.7 million in product sales in the three and six months ended June 30, 2016, respectively, consisting of Zalviso devices, drug product and accessories. Delivery of the Zalviso cartridges ordered by Grünenthal is behind schedule at Patheon. The inability to deliver cartridges to the schedule ordered by Grünenthal may have a negative impact on their future sales including the timing of their launch in certain countries. We are working with Patheon to resolve these issues; however, there can be no assurance that the issues will be resolved in a timely fashion, or that we will be able to meet Grünenthal’s needs in such a way as to not impact their future sales.

The first commercial sale of Zalviso occurred in April 2016; however, we did not recognize any royalty revenue or non-cash royalty revenue in the second quarter of 2016 from the sales in the EU by Grünenthal. Beginning in the third quarter of 2016, we will receive quarterly royalty reports from Grünenthal for the prior quarter. As the royalty amounts are not currently reasonably estimable without the royalty reports, we will recognize royalty revenue and non-cash royalty revenue on a quarterly basis, one quarter in arrears beginning in the third quarter of 2016.

As of June 30, 2016, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $1.0 million and $3.1 million, respectively. Our long-term deferred revenue balance increased during the six months ended June 30, 2016 from $0.6 million to $3.1 million. The estimated margin we expect to receive on transfer prices under the Amended Agreements, was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will peak at approximately $4.0 million, as we complete invoicing Grünenthal in connection with the Amended Agreements in 2016, and decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the three and six months ended June 30, 2016, AcelRx recognized revenue of $3.2 million and $4.4 million, respectively, for services performed under the DoD contract for ARX-04.

Cost of goods sold

Total cost of goods sold was $3.0 million and $6.6 million for the three and six months ended June 30, 2016, respectively. As mentioned above, the EC approved Zalviso in late September 2015. Under the Amended Agreements with Grünenthal, we will sell Zalviso at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. We may not be able to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin. Cost of goods sold for Zalviso delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Prior to the initiation of commercial production in October 2015, these costs were included in research and development expenses as period costs.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We will incur substantial future research and development expenditures as we seek to continue development of ARX-04 and Zalviso, including the expenses associated with the anticipated submission of the NDA for ARX-04, in addition to preparing for and conducting IAP312, the additional clinical trial for Zalviso.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
Drug Indication/Description	2016	2015	2016 vs. 2015 Increase/ (Decrease)	2016	2015	2016 vs. 2015 Increase/ (Decrease)
	(In thousands, except percentages)
ARX-04	$3,365	$2,996	12%	$4,520	$4,157	9%
Zalviso	777	1,082	(28)%	1,687	2,752	(39)%
Overhead	2,138	3,232	(34)%	4,244	6,707	(37)%
Total research and development expenses	$6,280	$7,310	(14)%	$10,451	$13,616	(23)%

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

Research and development expenses during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, decreased by $1.0 million primarily due to a $1.1 million reduction in overhead costs, predominantly as a result of the cost reduction plan implemented in March 2015 and the allocation of certain personnel and related expenses to cost of goods sold. In addition, Zalviso-related expenses decreased by $0.3 million due to the slowing of development activities as we clarified the development path forward with the FDA, while ARX-04-related spending increased incrementally by $0.4 million due to increased spending on the SAP302 and SAP303 studies, partially offset by the completion of the SAP301 study in 2015.

The $3.2 million decrease in research and development expenses during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily attributable to a $2.5 million reduction in overhead costs, predominantly as a result of the cost reduction plan implemented in March 2015 and the allocation of certain personnel and related expenses to cost of goods sold. In addition, during the first half of 2016, Zalviso-related expenses decreased by $1.1 million while ARX-04-related spending increased by a $0.4 million, as compared to the first half of 2015.

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

Total general and administrative expenses for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	%	2016	2015	Change	%
	(In thousands, except percentages)
General and administrative expenses	$3,597	$2,735	$862	32%	$7,374	$7,256	$118	2%

The $0.9 million increase in general and administrative expenses during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was primarily due to $0.5 million in ARX-04-related market research activities, and an incremental increase of $0.4 million in other general and administrative expenses.

The $0.1 million increase in general and administrative expenses during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to $0.9 million in ARX-04-related market research activities, partially offset by decreases of $0.5 million in headcount-related expenses, including a $0.3 million decrease in stock-based compensation expense, and net decreases in other general and administrative expenses of $0.3 million.

Restructuring Costs

In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial would be needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On March 19, 2015, our Board of Directors, in connection with our efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	%	2016	2015	Change	%
	(In thousands, except percentages)
Restructuring costs	$—	$2	$(2)	—%	$—	$756	$(756)	—%

Restructuring costs in the three and six months ended June 30, 2015 consisted of employee termination benefit costs of $0.8 million which has been fully disbursed.

Other (Expense) Income

Total other (expense) income for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Interest expense	$(687)	$(777)	$(1,367)	$(1,583)
Interest income and other income (expense), net	241	4	660	2,184
Non-cash interest expense on liability related to sale of future royalties	(2,324)	—	(4,520)	—
Total other (expense) income	$(2,770)	$(773)	$(5,227)	$601

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense for all periods pertains to interest on our Loan and Security Agreement with Hercules. In December 2013, we entered into the Amended Loan Agreement with Hercules, which amends and restates the Loan and Security Agreement. The overall debt facility was increased to $40.0 million, and the maturity was extended to October 1, 2017. On June 16, 2014, we borrowed the second tranche of $10.0 million. We did not have access to the third tranche, of up to $15.0 million, as we did not receive FDA approval of Zalviso by August 1, 2015. As a result of the lower principal balance in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, the amount of interest expense incurred decreased. As of June 30, 2016, the balance due to Hercules was $21.3 million.

On September 18, 2015, concurrently with the closing of the Royalty Monetization, the Company entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Amended Loan Agreement. Amendment No. 2 provided for an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied.

Interest income and other income (expense), net, during the three and six months ended June 30, 2016 and 2015, consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012.

The decrease in interest income and other income (expense), net, during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, was primarily attributable to fewer PIPE warrants outstanding at June 30, 2016, as compared to June 30, 2015. During the three months ended June 30, 2016, our stock price decreased resulting in other income for the revaluation of the PIPE warrants, while during the three months ended June 30, 2015, our stock price increased, resulting in other expense during the second quarter of 2015. In the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, there was a smaller decrease in our stock price, which is a primary driver in the Black-Scholes valuation model used to estimate the fair value of the PIPE warrants.

The increase in non-cash interest expense on liability related to the Royalty Monetization during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, is attributable to the royalty sale transaction that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur an additional $4.9 million in non-cash interest expense related to the Royalty Monetization in the year ended December 31, 2016, for a total of $9.4 million in 2016.

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

On June 21, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which AcelRx may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock, having an aggregate offering price of up to $40.0 million, or the Shares. For a detailed description, see Note 9 “Stockholders’ Equity.”

As of June 30, 2016, we had cash, cash equivalents and investments totaling $98.8 million compared to $113.5 million as of December 31, 2015. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first half of 2017. While we believe we have sufficient capital to meet our operational requirements through at least the first half of 2017, our expectations may change depending on a number of factors. For example, based on their review of the protocol we have submitted for the requested clinical trial for Zalviso, the FDA may in the future, require a scope or design change that is beyond what our current and estimated future capital resources can support. We believe that together with the support from the DoD Contract, we have sufficient resources to complete the Phase 3 development program for ARX-04 through submission of the NDA to the FDA. However, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the sales of Zalviso in the EU by Grünenthal to PDL. As mentioned above, we received net proceeds of $61.2 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended License Agreement which include 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the EC approval of the MAA for Zalviso, which we received in the fourth quarter of 2015. The total liability related to sale of future royalties to PDL as of June 30, 2016 was $68.1 million.

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

On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Amended Loan Agreement with the Lenders. Amendment No. 2 includes an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. Loans under the Amended Loan Agreement mature on October 31, 2017. As of June 30, 2016, the balance due to Hercules was $21.3 million.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(14,467)	$(21,438)
Net cash provided by (used in) investing activities	4,224	(977)
Net cash provided by (used in) financing activities	121	(1,781)

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

Cash used in operating activities of $14.5 million during the six months ended June 30, 2016, reflected a net loss of $22.1 million, partially offset by aggregate non-cash charges of $7.7 million, and a net change of $0.1 million in our net operating assets and liabilities. Non-cash charges included $4.5 million in non-cash interest expense on the liability related to the royalty monetization and $2.3 million for stock-based compensation, and $1.0 million in depreciation expense, partially offset by $0.6 million for the change in fair value of our PIPE warrant liability and contingent put liability. The net change in our operating assets and liabilities included an increase in accounts payable of $1.4 million, primarily due to the timing of payments, partially offset by a decrease in accrued liabilities of $1.0 million, largely due to the payment of compensation-related expenses.

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

During the six months ended June 30, 2016, cash provided by investing activities of $4.2 million was primarily a result of $5.5 million in proceeds from maturity of investments, offset by $1.0 million for purchases of investments and $0.3 million for purchases of property and equipment.

During the six months ended June 30, 2015, cash used in investing activities of $1.0 million was primarily as a result of $5.5 million for purchases of investments and $0.9 million for purchases of property and equipment, partially offset by $5.4 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, cash provided by financing activities of $0.1 million as a result of stock purchases made under our 2011 Employee Stock Purchase Plan.

During the six months ended June 30, 2015, cash used in financing activities of $1.8 million was primarily due to payments on our Loan and Security Agreement with Hercules.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including continued development of ARX-04, Zalviso and the potential commercialization of our product candidates, if approved outside of the Grünenthal Territory. Our future cash needs anticipate the receipt of reimbursement for qualified expenses under the DoD Contract. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first half of 2017. Our current operating plan includes the continued development of ARX-04, specifically the filing of the NDA by the end of 2016. These assumptions may change as a result of many factors. For example, based on feedback from the FDA, we expanded the planned clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings. As a result, the completion of the Phase 3 clinical program for ARX-04 was extended and our clinical trial expenses have increased. In addition, although the FDA has provided feedback on both the ARX-04 clinical program and reviewed the protocol for IAP312, the additional clinical trial for Zalviso, pending the results of these clinical trials, the FDA may in the future require us to complete additional work to submit the NDA for ARX-04 and/or to resubmit the NDA for Zalviso. We have delayed the initiation of the IAP312, originally planned for the first quarter of 2016. If we are unable to initiate the IAP312 study before the end of 2016, we may not have sufficient resources to complete the study and resubmit the Zalviso NDA. We will continue to evaluate the work necessary to gain approval of ARX-04 and Zalviso in the U.S. and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous forward looking factors, including but not limited to the following:

•	the outcome, timing and cost of regulatory approvals for ARX-04 and Zalviso;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04 and Zalviso;

•	expenditures related to the activities required in support of the anticipated NDA submission for ARX-04;

•	expenditures related to the activities required in support of our resubmission of the Zalviso NDA, including an additional clinical trial for Zalviso, as requested by the FDA;

•	expenditures related to our commercialization preparation of ARX-04;

•	future manufacturing, selling and marketing costs related to ARX-04 and Zalviso, including our contractual obligations to Grünenthal for Zalviso;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies, and;

•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	commercialize any products we market, including ARX-04 and Zalviso, if approved outside of the Grünenthal Territory;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates, and;

•	conduct research and development programs.

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

Contractual Obligations

During the six months ended June 30, 2016, there were no material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

Through June 30, 2016, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of June 30, 2016, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our Consolidated Balance Sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on June 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of ARX-04, which may not receive regulatory approval in the United States or in Europe.*

Since our inception in 2005, we have focused primarily on development of our product candidate, Zalviso®; however, given the delay in the potential approval of Zalviso in the United States, we believe the importance of ARX-04 (sufentanil sublingual tablet, 30 mcg) to our future success has increased. ARX-04 is a non-invasive investigational product candidate consisting of a single tablet delivered sublingually via a disposable, pre-filled, single-dose applicator, or SDA.

As part of our development program, we met with the United States Food and Drug Administration, or FDA, in December 2015 to review plans for a New Drug Application, or NDA, for ARX-04. We have also held various meetings with Health Authorities in Europe to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04. Based on feedback from the FDA, we expanded the clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. As a result, the completion of the Phase 3 clinical program for ARX-04 has been extended and our clinical trial expenses have increased. Based on feedback from discussions with the Health Authorities in Europe, we intend to submit for a label indication for acute moderate-to-severe pain following surgery, or as a result of trauma. At the time of submission of the MAA we will have only completed one open-label study in the emergency room for acute pain patients, in addition to three Phase 3 post-operative pain studies. We may need an additional controlled study in the emergency department setting with ARX-04 to obtain a label that includes both post-operative pain and trauma-related pain. In addition, we anticipate we may need comparator studies in the European Union, or EU, to ensure premium reimbursement in certain countries. With these modifications, and assuming successful completion of the studies, we anticipate submitting the NDA for ARX-04 by the end of 2016 and the MAA in the first half of 2017. However, while we have announced positive top-line results from SAP301, SAP302 and SAP303 may not achieve positive results. Even if we believe the results from SAP301, SAP302 and SAP303 support an NDA and MAA submission for ARX-04, the FDA and European Medicines Agency, or EMA, may not agree, or may interpret the study results differently, which would delay the timing of our commercialization of ARX-04 and adversely affect our business operations. If ARX-04 is not approved for sale in the United States or Europe, it could have a significant impact on our ability to generate cash flows from product sales or to enter into a collaboration agreement. If we are not able to receive approval to commercialize ARX-04 in the United States, we would be required to find alternative sources of capital to continue operations. If ARX-04 is not approved for sale in the United States, and we are unsuccessful in finding alternative sources of capital, it will be difficult for us to continue under our current operating plan.

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

We depend substantially on the success of Zalviso, which may not receive regulatory approval in the United States.*

While ARX-04’s importance has increased for our future success, Zalviso remains an important product candidate for us. Zalviso consists of sufentanil sublingual tablets, 15 mcg, delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system, or together, Zalviso. The success of our business depends, in part, upon our ability to develop, receive regulatory approval in the United States for, and commercialize Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting.

To date, our Phase 3 program for Zalviso has consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the FDA in September 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of the Type C meeting with FDA, which took place in September 2015, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance Zalviso device performance. We completed the protocol review with the FDA and have postponed the start of IAP312, originally planned for the first quarter of 2016. If we are unable to initiate the IAP312 study before the end of 2016, we may not have sufficient resources to complete the study and resubmit the Zalviso NDA. While we estimate that we may be able to begin the IAP312 study in September 2016, we do not intend to initiate the IAP312 study until final supplies have been received and tested and clinical sites are ready.  These activities may or may not occur in time to initiate the trial in September 2016. Timing of the completion of the IAP312 study will be dependent on the actual initiation date and other timing including, but not limited to, study enrollment.

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

Our proposed trade name of Zalviso has been approved by the EMA and is currently being used in the EU. It has also been conditionally approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name Zalviso prior to commercialization may be worthless.

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

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed three Phase 3 clinical trials for ARX-04, three Phase 3 clinical trials for Zalviso, and several Phase 2 clinical trials both for ARX-04 and Zalviso, future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso sufentanil sublingual tablet, 15 mcg, dosed 20 minutes apart were equivalent to one sublingual administration of a sufentanil sublingual tablet, 30 mcg. Based on the pharmacokinetic equivalency of two Zalviso tablets to one ARX-04 tablet, the FDA has agreed to accept 323 Zalviso patients into the ARX-04 safety database; however, the FDA also required that the ARX-04 safety database comprise 350 patients dosed with at least one dose of ARX-04. Based on this feedback from the FDA, we expanded the clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. In addition, a new study, known as SAP303, was initiated in March 2016 in post-operative patients with moderate-to-severe acute pain. As a result, the completion of the Phase 3 clinical program for ARX-04 was extended and our clinical trial expenses increased. Finally, we have postponed the start of IAP312, originally planned for the first quarter of 2016. We are planning to initiate IAP312 once final supplies have been received and tested and clinical sites are ready, in order to support our NDA resubmission, which will delay our development timeline for Zalviso even further. While we estimate that we may be able to begin the IAP312 study in September 2016, we do not intend to initiate the IAP312 study until final supplies have been received and tested and clinical sites are ready. These activities may or may not occur in time to initiate the trial in September 2016. Timing of the completion of the IAP312 study will be dependent on the actual initiation date and other timing including, but not limited to, study enrollment. If we are unable to initiate the IAP312 study before the end of 2016, we may not have sufficient resources to complete the study and resubmit the Zalviso NDA.

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

We have not yet responded to the Zalviso Complete Response Letter nor resubmitted the Zalviso NDA. Activities that we undertake to address issues raised in the CRL may be deemed insufficient by the FDA.*

We completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the Zalviso NDA. In early September 2015, we had a Type C meeting with the FDA to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. In response to discussions with the FDA, we have agreed to complete an additional open-label study with Zalviso in post-operative patients, known as IAP312. We have completed the protocol review for IAP312 and we are planning to initiate this trial once final supplies have been received and tested and clinical sites are ready, in order to support our NDA resubmission. These activities may or may not occur in time to initiate the trial in September 2016. Timing of the completion of the IAP312 study will be dependent on the actual initiation date and other timing including, but not limited to, study enrollment. If we are unable to initiate the IAP312 study before the end of 2016, we may not have sufficient resources to complete the study and resubmit the Zalviso NDA. There is no guarantee that the trial results, even if successful, will address the issues raised by the FDA. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development and commercialization efforts for Zalviso in the United States, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

In our Phase 2 ARX-04 trial, two serious adverse events, or SAEs, both in the 20 mcg dose group, occurred one week after the study (surgical infections) and were deemed unrelated to study drug. All but two adverse events reported in the study were mild-to-moderate in nature with 58 patients (58%) reporting a total of 135 adverse events. The most frequently reported adverse events for all patients were nausea (30%), vomiting (17%), dizziness (14%) and somnolence (11%). Two patients discontinued treatment, one unrelated to study drug (anxiety/chest pain) and the other probably related to study drug (somnolence/respiratory depression); however, both patients recovered without medical intervention.

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

Additional time may be required to obtain U.S. regulatory approval for ARX-04 and Zalviso because they are drug/device combination products.*

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

We cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.*

We cannot commercialize any of our product candidates, including ARX-04 or Zalviso, until the appropriate regulatory authorities, such as the FDA or the EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. As part of our development program, we met with the FDA in December 2015 to review plans for an NDA for ARX-04. Based on feedback from the FDA, we expanded the clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. As a result, the completion of the Phase 3 clinical program for ARX-04 was extended and our clinical trial expenses increased. We have also held various meetings with Health Authorities in Europe to discuss the submission of an MAA for ARX-04. Based on feedback from discussions with the Health Authorities in Europe, we intend to submit for a label indication for acute moderate-to-severe pain following surgery, or as a result of trauma. At the time of submission of the MAA we will have only completed one open-label study in the emergency room for acute pain patients, in addition to three Phase 3 post-operative pain studies. We may need an additional controlled study in the emergency department setting with ARX-04 to obtain a label that includes both post-operative pain and trauma-related pain. In addition, we anticipate we may need comparator studies in the European Union to ensure premium reimbursement in certain countries. These additional studies will delay commercialization and any associated future revenues from ARX-04 in these countries.

In September 2015, the European Commission, or EC, approved Grünenthal’s, MAA for Zalviso for post-operative pain; however, we cannot predict the commercial success of Zalviso. We received a CRL for Zalviso on July 25, 2014, which contains requests for additional information on the Zalviso System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance the Zalviso device. We have completed the protocol review and while we estimate that we may be able to begin the IAP312 study in September 2016, we do not intend to initiate the IAP312 study until final supplies have been received and tested and clinical supplies are ready, in order to support our NDA resubmission. These activities may or may not occur in time to initiate the trial in September 2016. Timing of the completion of the IAP312 study will be dependent on the actual initiation date and other timing including, but not limited to, study enrollment. Although the FDA has provided feedback on the ARX-04 clinical program and reviewed the protocol for IAP312, and we have incorporated feedback from Health Authorities in Europe concerning the submission of the MAA for ARX-04, pending the results of our clinical trials, the FDA or EMA may in the future require us to complete additional clinical work prior to submitting the NDA for ARX-04, resubmitting the NDA for Zalviso or submitting the MAA for ARX-04. Additional delays may result if any of our product candidates is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

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

 Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidates as a result of such inspections. In June 2014, the FDA completed an inspection at our corporate offices. We received a single observation on a Form 483 as a result of the inspection. In addition, in January 2015, EMA conducted a pre-approval inspection of our Zalviso contract manufacturer’s manufacturing and packaging site, and provided its observations on a Form 483. Although we believe we have adequately addressed these observations in revised standard operating procedures, we, our contract manufacturers, and their vendors, are all subject to preapproval and post-approval inspections at any time. The results of these inspections could impact our ability to obtain FDA approval for Zalviso and, if approved, our ability to launch and successfully commercialize Zalviso in the United States. In addition, results of EMA inspections could impact our ability to maintain EC approval of Zalviso, and Grünenthal’s ability to expand and sustain commercial sales of Zalviso in the EU.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, as mentioned above, we intend to submit the MAA for ARX-04 for a label indication for acute moderate-to-severe pain following surgery, or as a result of trauma. We may need an additional controlled study in the emergency department setting with ARX-04 to obtain a label that includes both post-operative pain and trauma-related pain. In addition, we intend to resubmit our NDA seeking approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

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

Except for Zalviso approval in Europe, we may never obtain approval for, or commercialize, any other products outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we or our commercial partners, including Grünenthal in Europe, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. On September 22, 2015, we announced that the European Commission had approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. In April 2016, Grünenthal completed the first commercial sale of Zalviso.

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

ARX-04, Zalviso and our other product candidates will require Risk Evaluation and Mitigation Strategies, or REMS.

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

Existing and future legislation may increase the difficulty and cost for us to commercialize ARX-04, Zalviso and any of our product candidates that may obtain commercial approval in the future, and affect the prices we may obtain.*

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of Zalviso outside the EU, or our other product candidates, including ARX-04, restrict or regulate post-approval activities for ARX-04 and Zalviso, and affect our ability to profitably sell any products for which we obtain marketing approval.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2016 and may continue to incur losses for the foreseeable future.*

Since our inception in 2005, we have focused primarily on development of our product candidate, Zalviso. While Zalviso remains an important asset to the Company, ARX-04 has become a focus. In September 2015, we announced that a pivotal Phase 3 study of ARX-04, SAP301, met all primary and secondary endpoints and in October 2015, we initiated SAP302, a Phase 3 study of ARX-04 in the emergency room. Based on feedback from the FDA, we expanded the clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. Accordingly, we initiated the extension phase of the SAP302 study of ARX-04 in March 2016. In addition, a new study, known as SAP303, was also initiated in March 2016 in post-operative patients with moderate-to-severe acute pain. As a result, the completion of the Phase 3 clinical program for ARX-04 was extended and our clinical trial expenses increased. In addition, the FDA has requested an additional clinical trial for Zalviso, IAP312, prior to resubmission of the Zalviso NDA which will increase our development costs for the Zalviso program. We have incurred significant net losses in each year since our inception in July 2005, and as of June 30, 2016, we had an accumulated deficit of $225.3 million.

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

We are substantially dependent on our commercial partner, Grünenthal, to successfully commercialize Zalviso in Europe.*

On December 16, 2013, we entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements, with Grünenthal. On July 22, 2015, we entered into amendments to the License Agreement, or the License Amendment, and the MSA, or the MSA Amendment, with Grünenthal, each effective as of July 17, 2015, and together with the License Agreement, and the MSA, the Amended Agreements. The Amended Agreements grant rights to commercialize Zalviso in the European Union, or EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically-supervised settings. In September 2015, the European Commission approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. In April 2016, Grünenthal completed the first commercial sale of Zalviso. Grünenthal continues to sell Zalviso initially in a limited number of hospitals in Germany under a pilot program, whereby the hospital will use Zalviso in a small number of post-operative patients. The pilot program, which is expected to last approximately two months at each institution, is being made available to additional hospitals in Germany over the next several months. With similar methodology, Grünenthal has also initiated the sale of Zalviso in France, the United Kingdom, Italy and Belgium, and intends to launch Zalviso in the Netherlands, Ireland and Portugal by the end of 2016. Pending success with the pilot program, Grünenthal expects to make the product widely available in Germany; however, there is no guarantee that Grünenthal will achieve commercial success in its Zalviso launches in Germany, France and the United Kingdom or anywhere in the European Union. In September 2015, we consummated a monetization transaction with PDL BioPharma, Inc., or PDL, pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the License Agreement, subject to a capped amount, referred to as the Royalty Monetization. Even if Grünenthal is successful in the commercialization of Zalviso in the EU, we will receive only 25% of the royalties and 20% of the first four commercial milestones under the License Agreement, and 100% of the royalties after the capped amount is reached. Any failures in commercialization of Zalviso outside the United States could have a material adverse impact on our business, including an adverse impact on the development of ARX-04 or Zalviso in the United States, if related to issues underlying the sufentanil sublingual tablet technology, safety or efficacy. Additionally, we agreed to certain representations and covenants relating to the Amended Agreements under our agreements with PDL, and, if we breach those representations or covenants, we may become subject to indemnification claims by PDL and liable to PDL for its indemnifiable losses relating to such breaches. The amount of such losses could be material and could have a material adverse impact on our business.

We have never generated product revenue and may never be profitable.*

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We may never generate revenues from sales of ARX-04, Zalviso or our other product candidates in the United States. While we have a collaboration with Grünenthal for commercialization of Zalviso in Europe and Australia, we may not achieve all of the development milestones associated with the collaboration, and Grünenthal may not recognize a level of commercial sales of Zalviso, for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of Zalviso, as a result of our sale to PDL of certain expected royalties from the sales of Zalviso by Grünenthal and a portion of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under the Amended License Agreement. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

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

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete an additional clinical trial of Zalviso. Any further development activities can be time consuming and costly. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance Zalviso device performance. We received comments from the FDA on the protocol for the study, known as IAP312, and while we estimate that we may be able to begin the IAP312 study in September 2016, we do not intend to initiate the IAP312 study until supply and production testing is complete and clinical sites are ready. These activities may or may not occur in time to initiate the trial in September 2016. Timing of the completion of the IAP312 study will be dependent on the actual initiation date and other timing including, but not limited to, study enrollment. Clinical trials, regulatory reviews, and a potential launch of a commercial product are expensive activities. In addition, commercialization costs for ARX-04 and Zalviso in the United States may be significantly higher than estimated. We may experience technical difficulties in our commercialization efforts or otherwise, which could substantially increase the costs of commercialization. Revenues may be lower than expected and accordingly costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. To raise capital, we may seek to sell additional equity or debt securities, including under our Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, monetize or securitize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all. Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of, or eliminate, one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under the Sales Agreement with Cantor, which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as Hercules, under which we could have borrowed up to $40.0 million in three tranches, represented by secured convertible promissory notes. We drew the first tranche of $15.0 million at the closing of the new credit facility and the second tranche of $10.0 million on June 16, 2014. We did not have access to the third tranche of up to $15.0 million, as it was conditioned upon FDA approval to market Zalviso in the United States by August 1, 2015, which we did not obtain. We began making principal payments in April 2015. On September 18, 2015, we amended the Amended Loan Agreement with Hercules to extend an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. The scheduled maturity date is October 31, 2017.

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

We may not receive all of the funding from the Department of Defense for the advancement of ARX-04.*

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of ARX-04, referred to as the DoD Contract. Under the terms of the contract, the DoD will reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract began on May 11, 2015. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes will be absorbed within the current contract value. Funding under this contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the contract. The lack of ARX-04 supportive funding, may adversely affect our ability to continue to advance the development of ARX-04.

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

Early development and clinical trial manufacturing of Zalviso was conducted at Patheon in Toronto, Canada. Because the DEA requires that sufentanil be manufactured in the United States if our product candidates are marketed in the United States, we transferred our manufacturing capability in the third quarter of 2011 from Patheon in Toronto, Canada to Patheon’s production facility in Cincinnati, Ohio, where we have built out a suite within their existing buildings that serves as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at Patheon, Cincinnati. While we have produced a limited number of commercial lots at Patheon to support Grünenthal’s launch in Europe, our experience is limited, which has and may in the future impact our ability to deliver commercial supplies to Grünenthal on a timely basis.

Delivery of the Zalviso cartridges ordered by Grünenthal is behind schedule at Patheon. The inability to deliver cartridges to the schedule ordered by Grünenthal may have a negative impact on their future sales including the timing of their launch in certain countries. AcelRx is working with Patheon to resolve these issues; however, there can be no assurance that the issues will be resolved in a timely fashion, or that we will be able to meet Grünenthal’s needs in such a way as to not impact their future sales.

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

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. As mentioned above, the CRL from the FDA contains a request for additional information on the Zalviso System to ensure proper use of the device. In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We have made modifications to the design of the Zalviso device subsequent to the original submission of the Zalviso NDA, which we plan to include as a part of any resubmitted NDA. In early September 2015, we met with the FDA to discuss their request for an additional clinical trial and our planned response to the CRL. In the Type C meeting minutes, the FDA provided some additional details about the type of clinical data they would like us to provide, as a complement to the other data we already have provided, to assess the overall performance of Zalviso. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance Zalviso device performance. We have completed the protocol review with the FDA for the study, known as IAP312, and while we estimate that we may be able to begin the IAP312 study in September 2016, we do not intend to initiate the IAP312 study until final supplies have been received and tested and clinical sites are ready. These activities may or may not occur in time to initiate the trial in September 2016. Furthermore, if any additional changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

We have completed the process validation for the device components and have manufactured launch supplies for delivery to Grünenthal; however, our experience is limited. We will continue to rely on contract manufacturers, component fabricators and third party service providers to produce the necessary Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of ARX-04 or Zalviso devices with third-party manufacturers, or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which would adversely impact our ability to supply our customers with ARX-04, if approved, and Zalviso, in the EU, and if approved, in the U.S. and any other foreign territories.

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

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.*

We utilized contract research organizations, or CROs, for the conduct of the Phase 2 and 3 clinical trials of ARX-04, as well as our ongoing Phase 3 clinical program for Zalviso. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for ARX-04, Zalviso, and our other product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

If our approved products do not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, or P&T Committees, we may not generate sufficient revenue and we may not become or remain profitable.

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

Additional potential competitors for Zalviso include the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and most recently by The Medicines Company. In April 2015, IONSYS was approved for marketing in the U.S. by the FDA, and in November 2015, it was approved for marketing in the EU by the EMA, providing a potential first-to-market advantage for IONSYS. Cara Therapeutics, Inc. is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena, Inc. is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute post-operative pain. Trevena, Inc. initiated Phase 3 development of TRV130 in the first quarter of 2016. Recro Pharma, Inc. is developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain, for which it announced positive efficacy results in its Phase II clinical trial. Finally, Innocoll AG is developing XARACOLL a controlled-release resorbable implant containing bupivacaine, and Durect Corporation has been developing POSIDUR, a controlled-release bupivacaine product candidate utilizing Durect Corporation’s Saber technology.

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

Guidelines and recommendations published by government agencies, as well as non-governmental organizations, can reduce the use of our product candidates, including ARX-04 and Zalviso, if/when approved.*

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include the product candidates that we are developing. Recommendations of government agencies or non-governmental organizations may relate to such matters as maximum quantities dispensed to patients, dosage, route of administration and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact our product candidates and our ability to gain marketing approval. Regulations or guidelines suggesting the reduced use of certain drug classes that may include the product candidates that we are developing or the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use of our product candidates, or negatively impact our ability to gain market acceptance and market share.

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

In the future, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2016, we had 39 full-time employees. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ARX-04, Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of June 30, 2016, we are the owner of record of 52 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have registered our ACELRX mark in the United States, Canada, the European Union and India. We have also registered the marks ZALVISO and ACCELERATE. INNOVATE. ALLEVIATE. in the United States. In early 2014, the FDA accepted the ZALVISO mark as part of the NDA review process. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

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

Since our initial public offering, or IPO, in February 2011, the trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, our stock price declined by more than 40% on July 28, 2014, the first trading day following the announcement of the receipt of the CRL from the FDA. In addition, our stock price dropped by 37% on March 9, 2015, the day we announced the correspondence we received from the FDA requesting a clinical trial to assess the risk of inadvertent dispensing and overall risk of dispensing failures for Zalviso. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in submitting the NDA for ARX-04 or resubmitting the NDA for Zalviso, and any adverse development or perceived adverse development with respect to the FDA’s review of any NDA;

•	adverse results or delays in future clinical trials, including the Phase 3 clinical development program for ARX-04 and Zalviso;

•	inability to obtain additional funding, including funding necessary for the planned potential commercialization and manufacturing of ARX-04 and Zalviso in the United States;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

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

Historically, our common stock has thinly traded, and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.*

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the six months ended June 30, 2016 and 2015 was approximately 370,000 and 640,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our Sales Agreement with Cantor and our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, including pursuant to the Sales Agreement with Cantor, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit			SEC
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

4.7	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 17, 2015.	10-Q	001-35068	4.7	11/3/2015

4.8	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of September 17, 2015.	10-Q	001-35068	4.8	11/3/2015

10.1+	Offer Letter between the Registrant and Howard B. Rosen, effective as of April 1, 2016.	10-Q	001-35068	10.3	5/2/2016

10.2	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	6/21/2016

10.3	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective June 14, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2016	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit			SEC
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

4.7	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 17, 2015.	10-Q	001-35068	4.7	11/3/2015

4.8	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of September 17, 2015.	10-Q	001-35068	4.8	11/3/2015

10.1+	Offer Letter between the Registrant and Howard B. Rosen, effective as of April 1, 2016.	10-Q	001-35068	10.3	5/2/2016

10.2	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	6/21/2016

10.3	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective June 14, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.