Form 10-Q
period 2016-09-30
ACELRX PHARMACEUTICALS INC
filed 2016-11-02
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

or

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

As of October 21, 2016, the number of outstanding shares of the registrant’s common stock was 45,333,790.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “ACELRX,” and “ZALVISO” are U.S registered trademarks owned by AcelRx Pharmaceuticals, Inc. This report also contains other trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2016 (Unaudited)	December 31, 2015(1)
Assets
Current Assets:
Cash and cash equivalents	$92,462	$107,922
Short-term investments	—	5,542
Accounts receivable, net	2,009	3,286
Inventories	1,384	466
Prepaid expenses and other current assets	1,067	1,731
Total current assets	96,922	118,947
Property and equipment, net	8,848	8,610
Restricted cash	178	178
Other assets	50	50
Total Assets	$105,998	$127,785

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,351	$1,561
Accrued liabilities	4,140	3,956
Long-term debt, current portion	9,180	4,541
Deferred revenue, current portion	362	2,604
Liability related to the sale of future royalties, current portion	497	118
Total current liabilities	15,530	12,780
Deferred rent, net of current portion	96	245
Long-term debt, net of current portion	12,145	16,381
Deferred revenue, net of current portion	3,915	593
Liability related to the sale of future royalties, net of current portion	70,033	63,494
Contingent put option liability	175	266
Warrant liability	832	913
Total liabilities	102,726	94,672
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 45,333,790 and 45,273,772 shares issued and outstanding as of September 30, 2016 and December 31, 2015	45	45
Additional paid-in capital	239,906	236,274
Accumulated deficit	(236,680)	(203,205)
Accumulated other comprehensive income (loss)	1	(1)
Total stockholders’ equity	3,272	33,113
Total Liabilities and Stockholders’ Equity	$105,998	$127,785

(1)

The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Collaboration agreement	$1,562	$13,863	$4,669	$14,530
Contract and other	1,804	1,565	6,253	3,003
Total revenue	3,366	15,428	10,922	17,533
Operating costs and expenses:
Cost of goods sold	2,579	—	9,154	—
Research and development	4,617	5,393	15,068	19,009
General and administrative	4,145	2,930	11,519	10,186
Restructuring costs	—	—	—	756
Total operating costs and expenses	11,341	8,323	35,741	29,951
(Loss) income from operations	(7,975)	7,105	(24,819)	(12,418)
Other (expense) income:
Interest expense	(702)	(713)	(2,069)	(2,296)
Interest income and other income (expense), net	(360)	(269)	300	1,915
Non-cash interest expense on liability related to future sale of royalties	(2,401)	(282)	(6,921)	(282)
Total other expense	(3,463)	(1,264)	(8,690)	(663)
Net (loss) income before income taxes	(11,438)	5,841	(33,509)	(13,081)
Benefit (provision) for income taxes	36	(772)	34	(772)
Net (loss) income	(11,402)	5,069	(33,475)	(13,853)

Other comprehensive (loss) income:
Unrealized gains on available-for-sale securities	(5)	1	2	6
Comprehensive (loss) income	$(11,407)	$5,070	$(33,473)	$(13,847)
Net (loss) income per share of common stock, basic	$(0.25)	$0.11	$(0.74)	$(0.31)
Net (loss) income per share of common stock, diluted	$(0.25)	$0.11	$(0.74)	$(0.37)
Shares used in computing net (loss) income per share of common stock, basic	45,319,269	44,406,933	45,306,177	44,209,726
Shares used in computing net (loss) income per share of common stock, diluted – see Note 11	45,319,269	45,049,258	45,306,177	44,399,387

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(33,475)	$(13,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(3)	—
Non-cash interest expense on liability related to royalty monetization	6,921	282
Depreciation and amortization	1,545	1,502
Amortization of premium/discount on investments, net	17	81
Interest expense related to debt financing	653	691
Stock-based compensation	3,408	3,820
Revaluation of put option and PIPE warrant liabilities	(172)	(2,363)
Loss on disposal and impairment of property and equipment	—	509
Changes in operating assets and liabilities:
Accounts receivable	1,277	(17,376)
Inventories	(918)	—
Prepaid expenses and other assets	664	65
Restricted cash	—	72
Accounts payable	(112)	(564)
Accrued liabilities	184	(1,289)
Income taxes payable	—	771
Deferred revenue	1,080	792
Deferred rent	(149)	(88)
Net cash used in operating activities	(19,080)	(26,948)
Cash flows from investing activities:
Purchase of property and equipment	(1,881)	(1,122)
Purchase of investments	(998)	(7,264)
Proceeds from maturities of investments	6,525	13,210
Net cash provided by investing activities	3,646	4,824
Cash flows from financing activities:
Net proceeds from sale of future royalties	—	61,184
Payment of long-term debt	—	(4,534)
Payment of debt modification transaction costs	(205)	(215)
Net proceeds from issuance of common stock through equity plans and exercise of warrants	179	693
Net cash (used in) provided by financing activities	(26)	57,128
Net (decrease) increase in cash and cash equivalents	(15,460)	35,004
Cash and cash equivalents—Beginning of period	107,922	60,038
Cash and cash equivalents—End of period	$92,462	$95,042

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

The Company has two late-stage development candidates based on sublingual sufentanil. The first, ARX-04, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. ARX-04 was initially developed at the request of the U.S. Department of Defense as a replacement for injections of morphine on the battlefield. In addition to the military application, AcelRx is developing ARX-04 as an investigational product for the treatment of patients suffering from moderate-to-severe acute pain in multiple settings, such as emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; and patients being transported by paramedics. The Company has completed the Phase 3 clinical program for ARX-04 and intends to submit to the U.S. Food and Drug Administration, or FDA, a New Drug Application, or NDA, for ARX-04 for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional in medically-supervised settings by the end of 2016.

The Company’s other late-stage investigational product candidate, Zalviso®, delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia device. Zalviso is approved in the European Union, or EU, as well as Norway, Iceland and Liechtenstein and is in late-stage development in the U.S. In response to the NDA the Company submitted to the FDA seeking approval for Zalviso, the Company received a Complete Response Letter, or CRL, on July 25, 2014. Subsequently, the FDA requested an additional clinical study, IAP312, which the Company initiated in September 2016.

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which grants Grünenthal rights to commercialize Zalviso, the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. In September 2015, the European Commission approved the Marketing Authorization Application, or MAA, previously submitted to the European Medicines Agency, or EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. The approval allows Grünenthal to market Zalviso in the 28 EU member states as well as for the European Economic Area countries, Norway, Iceland and Liechtenstein, or EEA. Also on December 16, 2013, AcelRx and Grünenthal, entered into a related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, effective as of July 17, 2015, and together with the Amended License Agreement, the Amended Agreements.

Zalviso is currently commercially available for sale in Germany, France and the United Kingdom. Grünenthal currently has pilot programs in Belgium, Italy, the Netherlands and Ireland. Pilot programs are expected to last several months after which Zalviso may be available for commercial sale. Royalty revenues and non-cash royalty revenues from the commercial sales of Zalviso in the EU are expected to be minimal for 2016.

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur negative cash flows. Although Zalviso has been approved for sale in the EU, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement with Grünenthal to PDL BioPharma, Inc., or PDL. As a result, the Company expects to continue to incur negative cash flows.

When we refer to "we," "our," "us," the "Company" or "AcelRx" in this document, we mean the current Delaware corporation, or AcelRx Pharmaceuticals, Inc., and its predecessor, as well as its consolidated subsidiary.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ARPI LLC, which was formed in September 2015 for the sole purpose of facilitating the monetization transaction with PDL of the expected royalty stream and milestone payments due from the sales of Zalviso in the EU by its commercial partner, Grünenthal, pursuant to the Amended License Agreement, or the Royalty Monetization. All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 7 “Liability Related to Sale of Future Royalties” for additional information.

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

Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet as of December 31, 2015, was derived from the Company’s audited financial statements as of December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2015. During the nine months ended September 30, 2016, there have been no significant changes to the Company’s significant accounting policies from those previously disclosed in its Annual Report on Form 10-K.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company does not expect the amended guidance to have a material impact on its statements of cash flows.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$62,036	$—	$—	$62,036
U.S. government agency securities	30,425	1	—	30,426
Total cash and cash equivalents	92,461	1	—	92,462
Marketable securities:
U.S. government agency securities	—	—	—	—
Total marketable securities	—	—	—	—
Total cash, cash equivalents and investments	$92,461	$1	$—	$92,462

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$83,112	$—	$—	$83,112
U.S. government agency securities	24,809	1	—	24,810
Total cash and cash equivalents	107,921	1	—	107,922
Marketable securities:
U.S. government agency securities	5,544	—	(2)	5,542
Total marketable securities	5,544	—	(2)	5,542
Total cash, cash equivalents and investments	$113,465	$1	$(2)	$113,464

As of September 30, 2016 and December 31, 2015, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at September 30, 2016 or December 31, 2015. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and nine months ended September 30, 2016 and 2015.

As of September 30, 2016 and December 31, 2015, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and Level II assets and Level III liabilities. Level I securities include highly liquid money market funds and are valued based on quoted market prices. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of September 30, 2016 and December 31, 2015, the Company held, in addition to Level I and Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., collectively referred to as Hercules or the Lenders, which amends and restates the loan and security agreement with Hercules dated as of June 29, 2011, or the Original Loan Agreement, and which was classified as a Level III liability. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income, net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of September 30, 2016 and December 31, 2015, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 8 “Warrants.” The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs can have a significant impact to the estimated fair value of the PIPE warrants. The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2016
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$79	$79	$—	$—
U.S. government agency obligations	30,347	—	30,347	—
Total assets measured at fair value	$30,426	$79	$30,347	$—

Liabilities
PIPE warrants	$832	—	—	$832
Contingent put option liability	175	—	—	175
Total liabilities measured at fair value	$1,007	$—	$—	$1,007

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2	$2	$—	$—
U.S. government agency obligations	30,352	—	30,352	—
Total assets measured at fair value	$30,354	$2	$30,352	$—

Liabilities
PIPE warrants	$913	—	—	$913
Contingent put option liability	266	—	—	266
Total liabilities measured at fair value	$1,179	$—	$—	$1,179

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of September 30, 2016:

Market price	$3.89
Exercise price	$3.40
Risk-free interest rate	0.59%
Expected volatility	89.0%
Expected life (in years)	1.19
Expected dividend yield	0.0%

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2015:

Market price	$3.85
Exercise price	$3.40
Risk-free interest rate	1.06%
Expected volatility	80.0%
Expected life (in years)	1.92
Expected dividend yield	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Fair value—beginning of period	$605	$1,179
Change in fair value of PIPE warrants	392	(81)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	10	(91)
Fair value—end of period	$1,007	$1,007

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Fair value—beginning of period	$1,167	$5,859
Change in fair value of PIPE warrants	(283)	(2,401)
Exercise of PIPE warrants	—	(2,543)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	68	37
Fair value—end of period	$952	$952

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	Balance as of
	September 30, 2016	December 31, 2015
Raw materials	$1,015	$140
Work-in-process	194	181
Finished goods	175	145
Total	$1,384	$466

4. U.S. Department of Defense Contract

On May 11, 2015, the Company entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to the Company in order to support the development of the Company’s product candidate, ARX-04 (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled single-dose applicator, or SDA, for the treatment of moderate-to-severe acute pain. The DoD Contract supports development of ARX-04 to perform Phase 3 clinical trials and manufacturing activities in order to submit an NDA to the FDA. Under the terms of the contract, the DoD has and will reimburse the Company for costs incurred for development, manufacturing and clinical costs outlined in the contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract began on May 11, 2015. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. On March 2, 2016, the Company entered into an amendment to the award contract with the DoD in which the DoD agreed to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes will be absorbed within the current contract value. All other terms and conditions remain unchanged. If ARX-04 is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the contract.

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development services performed under the DoD Contract, recorded as contract and other revenue in the condensed consolidated statements of comprehensive loss, was $1.8 million and $6.2 million for the three and nine months ended September 30, 2016, respectively, and $1.6 million and $3.0 million for the three and nine months ended September 30, 2015, respectively.

5. Collaboration Agreement

On December 16, 2013, AcelRx and Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso in the Territory, for human use in the Field. The Company retains rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. The Collaboration and License Agreement, or the License Agreement, was amended effective July 17, 2015 and September 20, 2016, or the License Amendments, and together with the License Agreement, the Amended License Agreement, and the MSA was amended effective July 17, 2015, or the MSA Amendment, and together with the MSA, the Amended MSA, and together with the Amended License Agreements, the Amended Agreements.

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

Amended License Agreement

Under the terms of the Amended License Agreement, Grünenthal has the exclusive right to commercialize the Product in the Field in the Territory. The Company retains control of clinical development, while Grünenthal and the Company will be responsible for certain development activities pursuant to a development plan as agreed between the parties. The Company will not receive separate payment for such development activities, apart from the $0.7 million included under the Amended Agreements. Grünenthal is exclusively responsible for marketing approval applications and other regulatory filings relating to the sufentanil sublingual tablet drug cartridge for the Product in the Field in the Territory, while the Company is responsible for the CE Mark and other regulatory filings relating to device portions of the Product. In July 2014, Grünenthal submitted an MAA to the European Medicines Agency, or EMA, for Zalviso (15 micrograms sufentanil sublingual tablets) for the management of acute moderate-to-severe post-operative pain in adult patients. A CE Mark for Zalviso was obtained in the fourth quarter of 2014 which specifies AcelRx as the device design authority and manufacturer. In September 2015, the European Commission approved the MAA for Zalviso for the 28 EU member states as well as for the EEA. In April 2016, Grünenthal completed the first commercial sale of Zalviso.

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

Below is a summary of revenue recognized under the Amended Agreements during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
License	$—	$13,167	$—	$13,167
Product sales	1,369	—	4,329	—
Joint steering committee and research and development services	189	696	336	1,363
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	3	—	3	—
Royalty revenue	1	—	1	—
Total	$1,562	$13,863	$4,669	$14,530

As of September 30, 2016, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.9 million, respectively.

6. Long-Term Debt

Hercules Loan and Security Agreements

In June 2011, AcelRx entered into the Loan and Security Agreement, or the Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, Hercules or the Lenders, under which AcelRx borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The Company’s obligations associated with the agreement are secured by a security interest in substantially all of its assets, other than its intellectual property and those assets sold under the Royalty Monetization.

The Company borrowed the first tranche of $10.0 million upon the closing of the transaction on June 29, 2011 and borrowed the second tranche of $10.0 million in December 2011. The Company used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain loan and security agreement between the Company and Pinnacle Ventures, L.L.C., or Pinnacle Ventures, dated September 16, 2008. The interest rate for each tranche was 8.50%. In connection with the loan, the Company issued Hercules seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share which have been exercised.

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

On September 24, 2014, the Company entered into Amendment No. 1 to the Amended Loan Agreement with the Lenders. Amendment No. 1 extended the time period under which the Company could draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to the Company obtaining approval for Zalviso from the FDA. The Company did not receive FDA approval of Zalviso by August 1, 2015 and as such, did not have access to the third tranche.

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

On September 30, 2016, the Company entered into Amendment No. 3 to the Amended Loan Agreement with the Lenders. Among other things, Amendment No. 3 extends the interest-only period from October 1, 2016 to April 1, 2017. In connection with Amendment No. 3, the Company reduced the exercise price of the existing warrants held by the Lenders, which are exercisable for an aggregate of 176,730 shares of common stock, from the current exercise price of $3.88 per share to $3.07 per share. Contingent upon FDA acceptance of the NDA for ARX-04 prior to April 1, 2017, the Company can elect to cause the Lenders to further amend and restate the Amended Loan Agreement in its entirety into a 36-month term note with an additional six month interest only period. In addition, subject to the achievement of certain milestones, the Company may be able extend the repayment period up to 48 months and extend the interest only period up to a total of 18 months. Among other things, the further amendment and restatement would reflect changes to the interest rate, the maturity date, certain covenants, and prepayment penalties, and would include up to $10 million of additional loans to be made available to the Company on the same terms, which would be subject to approval by Hercules Technology II, L.P.’s, or the Agent’s, investment committee (at the Lenders’ sole discretion).

Currently, the interest rate for each tranche is calculated at a rate equal to the greater of either (i) 9.10% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 9.10%. Payments under the Amended Loan Agreement were interest only until April 1, 2015, followed by equal monthly payments of principal and interest through September 30, 2015, followed by an interest only period from October 1, 2015 through April 1, 2017. Repayment of the loan balance will consist of equal monthly payments of principal and interest over a 13-month amortization schedule beginning on April 1, 2017 with a balloon payment consisting of the entire principal balance and all accrued but unpaid interest through the scheduled maturity date on October 1, 2017, or the Loan Maturity Date. In addition, a final payment equal to $1.7 million will be due on the Loan Maturity Date, or such earlier date specified in the Amended Loan Agreement. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property and those assets sold under the Royalty Monetization.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges, which range from 1%-3% of the outstanding loan balance and accrued interest, as well as a final payment fee of $1.7 million. This option is considered a contingent put option liability, as the holder of the loan may exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the Amended Loan Agreement entered into on December 16, 2013 was considered an extinguishment, the contingent put option liability associated with the Loan Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of September 30, 2016 and December 31, 2015, the estimated fair value of the contingent put option liability was $175,000 and $266,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss.

The Company performed an analysis of Amendments No. 2 and No. 3 to determine if each amendment was a modification or extinguishment of the debt under the Amended Loan Agreement. The Company assumed immediate prepayment of both the pre-modification debt and post-modification debt, including the change in the fair value due to the warrant amendments, and concluded that Amendments No. 2 and No. 3 were each modifications rather than extinguishments of the debt.

The balance due under the Amended Loan Agreement was $21.3 million at September 30, 2016 and $20.9 million at December 31, 2015. Interest expense related to the Amended Loan Agreement was $0.7 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $2.3 million for the three and nine months September 30, 2015, respectively.

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

The Company will periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the amount and timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the interest rate.

The following table shows the activity within the liability account during the nine months ended September 30, 2016 (in thousands):

Liability related to sale of future royalties—beginning balance as of December 31, 2015	$63,612
Non-cash royalty revenue	(3)
Non-cash interest expense recognized	6,921

Total liability related to sale of future royalties as of September 30, 2016	70,530
Less: current portion	(497)

Liability related to sale of future royalties, less current portion	$70,033

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

8. Warrants

Series A Warrants

As of September 30, 2016, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

Hercules Warrants

In connection with the Amended Loan Agreement, executed in December 2013, the Company issued warrants to Hercules which were exercisable for an aggregate of 176,730 shares of common stock with an exercise price of $6.79 per share, or the Warrants. In connection with Amendment No. 2 to the Amended Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders from the previous exercise price of $6.79 per share to $3.88 per share, or the First Warrant Amendments. In connection with Amendment No. 3 to the Amended Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders from the previous exercise price of $3.88 per share to $3.07 per share, or the Second Warrant Amendments. Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants. The Company estimated the fair value of these Warrants as of the issuance date to be $1.1 million, which was used in the estimating the fair value of the amended debt instrument and was recorded as equity. The fair value of the Warrants was calculated using the Black-Scholes option-valuation model, and was based on the original strike price of $6.79, the stock price at issuance of $9.67, the five-year contractual term of the warrants, a risk-free interest rate of 1.55%, expected volatility of 71% and 0% expected dividend yield. The Company estimated the fair value of the modification of the First Warrant Amendments, as of the issuance date to be $0.1 million, which was used in estimating the fair value of the amended debt instrument and was recorded as equity. The Company estimated the fair value of the modification of the First Warrant Amendments, as of the issuance date to be $0.1 million, which was used in estimating the fair value of the amended debt instrument in September 2015 and was recorded as equity, as well as the Second Warrant Amendments, which fair value was estimated to be $45,000 at the issuance date, and which was used in estimating the fair value of the amended debt instrument in September 2016 and was recorded as equity.

As of September 30, 2016, warrants to purchase 176,730 shares of common stock issued to Hercules had not been exercised and were still outstanding. These warrants expire in December 2018.

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of September 30, 2016, the fair value of the PIPE warrants was estimated to be $0.8 million. The change in fair value for the three months ended September 30, 2016, which was recorded as other expense, was $0.4 million, while the change in fair value for the three months ended September 30, 2015, which was recorded as other income, was $0.3 million. The change in fair value for the nine months ended September 30, 2016 and 2015, which was recorded as other income, was $0.1 million, and $2.4 million, respectively.

In March 2015, PIPE warrants to purchase 847,058 shares were net exercised for 527,101 shares of common stock. As of September 30, 2016, PIPE warrants to purchase 512,456 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

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

2016 ATM Agreement

On June 21, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, or 2016 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock having an aggregate offering price of up to $40.0 million, or the Shares. The Company is not obligated to make any sales of common stock under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Company will pay Cantor a commission rate in the low single digits on the aggregate gross proceeds from each sale of Shares and have agreed to provide Cantor with customary indemnification and contribution rights. As of September 30, 2016, the Company has not sold any shares of common stock pursuant to the 2016 ATM Agreement.

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

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the ESPP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$77	$—	$225	$—
Research and development	560	636	1,746	1,967
General and administrative	441	535	1,437	1,853
Total	$1,078	$1,171	$3,408	$3,820

As of September 30, 2016, there were 2,772,876 shares available for grant, 6,309,734 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 1,136,142 shares available for grant under the ESPP.

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

During the three and nine months ended September 30, 2016, the exercise price of the PIPE warrants exceeded the average of AcelRx’s closing share price in both periods. As a result, the PIPE warrants were anti-dilutive during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at September 30, 2015, compared to the closing share prices on June 30, 2015 and December 31, 2014, respectively. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and nine months ended September 30, 2016 and 2015 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Numerator
Net loss (income) used to compute net loss per share:
Basic	$(11,402)	$5,069	$(33,475)	$(13,853)
Adjustments for change in fair value of warrant liability	—	(283)	—	(2,401)
Diluted	$(11,402)	$4,786	$(33,475)	$(16,254)
Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	45,319,269	44,406,933	45,306,177	44,209,726
Dilutive effect of warrants	—	88,494	—	189,661
Dilutive effect of ESPP and stock options	—	553,831	—	—
Diluted	45,319,269	45,049,258	45,306,177	44,399,387
Net loss per share — basic	$(0.25)	$0.11	$(0.74)	$(0.31)
Net loss per share — diluted	$(0.25)	$0.11	$(0.74)	$(0.37)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

ESPP and stock options to purchase common stock	6,390,452	3,606,683	6,390,452	5,784,402
Convertible debt into common stock	553,763	553,763	553,763	553,763
Common stock warrants	692,611	180,155	692,611	180,155

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the process and timing of anticipated future development of AcelRx's product candidates, ARX-04 (sufentanil sublingual tablet, 30 mcg) and Zalviso® (sufentanil sublingual tablet system), including the ARX-04 clinical trial results; anticipated submission of the New Drug Application, or NDA, for ARX-04 to the U.S. Food and Drug Administration, or FDA; AcelRx’s pathway forward towards gaining approval of Zalviso in the U.S., including the successful completion of the IAP312 clinical study for Zalviso; anticipated resubmission of the Zalviso NDA to the FDA, including the scope and timing of the resubmission, and FDA review time; the status of the Collaboration and License Agreement with Grünenthal GmbH, a company organized under the laws of Germany, or Grünenthal, or any other future potential collaborations, including potential milestones and royalty payments under the Grünenthal agreement; and the therapeutic and commercial potential of AcelRx’s product candidates, including potential market opportunities for ARX-04 and Zalviso. These forward-looking statements are based on AcelRx Pharmaceuticals’ current expectations and inherently involve significant risks and uncertainties. AcelRx Pharmaceuticals’ actual results and timing of events could differ materially from those anticipated in such forward-looking statements, and as a result of these risks and uncertainties, which include, without limitation, risks related to AcelRx Pharmaceuticals’ ARX-04 development program, including anticipated submission of the ARX-04 NDA and the possibility that the FDA may dispute or interpret differently clinical results obtained from the Phase 3 ARX-04 studies; AcelRx’s ability to successfully execute the pathway towards a resubmission of the Zalviso NDA to the FDA, including successful completion of the IAP312 clinical study for Zalviso; any delays or inability to obtain and maintain regulatory approval of its product candidates, including ARX-04 in the United States and Europe, and Zalviso in the United States; AcelRx’s ability to receive any milestones or royalty payments under the Grünenthal agreement and the timing thereof; ability to manufacture and supply sufficient quantities of Zalviso to Grünenthal on a timely basis; the commercial success of Grünenthal’s launch of Zalviso in the European Union, or EU; the uncertain clinical development process, including adverse events; the risk that planned clinical trials may not have an effective clinical design, enroll a sufficient number of patients, or be completed on schedule, if at all; the success, cost and timing of all development activities and clinical trials, including the additional clinical trial for Zalviso, IAP312; the market potential for AcelRx’s product candidates; the accuracy of AcelRx’s estimates regarding expenses, capital requirements and the need for financing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

ARX-04 (sufentanil sublingual tablet, 30 mcg)

ARX-04 is an investigational product candidate consisting of a single tablet delivered via a disposable, pre-filled, single-dose applicator, or SDA. We are developing ARX-04 for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically-supervised settings of acute pain. If approved, examples of potential patient populations and settings in which ARX-04 could be used include: emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; patients being treated and transported by paramedics; and for battlefield casualties.

In September 2015, we reported that SAP301, a pivotal Phase 3 multi-center, double-blind, placebo-controlled study of ARX-04 that evaluated the efficacy and safety of ARX-04 vs. placebo for the treatment of moderate-to-severe acute pain following ambulatory abdominal surgery, met its primary and secondary endpoints. Results demonstrated that patients receiving ARX-04 administered via a disposable, pre-filled SDA experienced significantly greater pain reduction compared to placebo, as measured by the SPID-12 (p<0.001). Adverse events reported in the study were typical of opioid therapy and were similar for patients treated with ARX-04 and placebo, the most common of which were nausea, headache and vomiting.

We held a pre-NDA meeting with the FDA in December 2015 to review plans for an NDA for ARX-04. Based on discussions with the FDA, we expanded the clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. We enrolled 76 patients in the SAP302 open-label study in the emergency room, and we enrolled 140 post-operative patients, 40 years of age and older, with moderate-to-severe acute pain in a new open-label study, known as SAP303.

Overall, the 76 adults treated with ARX-04 in the SAP302 study experienced a mean PID-1 of 2.9 from a baseline of 8.1, or a decrease in pain intensity of 35%. In addition, ARX-04 demonstrated a predicted onset of activity in patients enrolled in SAP302. Patients reported a mean pain intensity decrease of 1.1 compared to baseline 15 minutes following first administration of ARX-04, and a decrease of 1.9 after 30 minutes.

ARX-04 was well tolerated in the SAP302 study, with 79% of patients reporting no adverse events. The most common adverse events reported in the study occurred with single-digit rates - the most common being nausea (9%), somnolence (5%) and vomiting (4%). All these events were rated as mild with the exception of one event of moderate nausea. Drug-induced cognitive impairment was not seen with ARX-04 in this study as assessed using the validated Six-Item Screener, an instrument used to identify patients with cognitive impairment.

Results from the SAP303 clinical trial, which allowed for administration of ARX-04 for up to 12 hours in 140 patients 40 years of age and older who had moderate-to-severe acute pain following a surgical procedure with general anesthesia or spinal anesthesia (except those who received intrathecal opioids), were reported in September 2016. In this study, ARX-04 was well tolerated in the management of moderate-to-severe acute pain in post-operative study patients, including elderly patients and those with organ impairment. Regardless of age and organ function, approximately 2 in 3 patients had no adverse events during the study (63% of all patients, 63% of those aged ≥65 years, 62% of those with hepatic impairment, 70% of those with renal impairment). The most common adverse events were nausea and headache. On a global assessment of ARX-04 as a method of pain control, 90% of healthcare professionals and 87% of patients responded "good" or "excellent."

The primary efficacy variable for SAP303 was the time-weighted summed pain intensity difference over the 12-hour study period (SPID12), and secondary efficacy variables included pain intensity by evaluation time point. In this study, ARX-04 showed a reduction in pain intensity starting at 30 minutes after the first dose, followed by 27%, 49%, and 57% reductions in mean pain intensity from a baseline mean pain score of 6.2 at 1 hour, 2 hours, and 12 hours, respectively.

With the completion of the Phase 3 clinical program for ARX-04, and the positive data obtained from all three studies, we anticipate submitting the NDA to the FDA for ARX-04 for the treatment of moderate-to-severe acute pain in medically-supervised settings by the end of 2016.

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of ARX-04, referred to as the DoD Contract. Under the terms of the contract, the DoD has and will reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The contract gives the DoD the option to extend the term of the contract and provide additional funding. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes will be absorbed within the current contract value. If ARX-04 is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the contract.

We have also held various meetings with Health Authorities in Europe to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04. Based on feedback from these discussions, we intend to submit a hybrid application for a label indication for ARX-04 in the EU for acute moderate-to-severe pain following surgery, or as a result of trauma. At the time of the anticipated submission of the MAA, we will have only completed one study in the emergency room for acute pain patients, in addition to three Phase 3 post-operative pain studies. We may need an additional controlled study in the emergency department with ARX-04 to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. We anticipate submitting the MAA for ARX-04 in the first half of 2017.

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

On December 16, 2013, AcelRx and Grünenthal GmbH, a company organized under the laws of Germany, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, our novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, or EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically-supervised settings, or the Field. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, we will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. We entered into amendments to the License Agreement, effective July 17, 2015 and September 20, 2016, or the License Amendments, and together with the License Agreement, the Amended License Agreement, and entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, effective as of July 17, 2015, and together, the Amended Agreements. For additional information on the Amended Agreements, see Note 5 “Collaboration Agreement” in the accompanying notes to the condensed consolidated financial statements.

Grünenthal is responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Territory. We are responsible for obtaining and maintaining device regulatory approval in the Territory and the manufacturing and supply of Zalviso to Grünenthal for commercial sales.

Zalviso is currently commercially available for sale in Germany, France and the UK. Grünenthal currently has pilot programs in Belgium, Italy, the Netherlands and Ireland. Pilot programs are expected to last several months after which Zalviso may be available for commercial sale. Royalty revenues and non-cash royalty revenues from the commercial sales of Zalviso in the EU are expected to be minimal for 2016.

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

The IAP312 study was initiated in September 2016. We anticipate the enrollment and treatment period for IAP312 will continue through mid-2017. The IAP312 study will enroll approximately 315 hospitalized, post-operative patients and collect information requested by the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA to supplement the three positive Phase 3 trials already completed. In this study, patients will use Zalviso to self-administer sublingually tablets containing 15 micrograms of sufentanil as often as once every 20 minutes for 24‑to-72 hours to manage their moderate-to-severe acute pain. In addition to safety and efficacy measures, IAP312 will collect information on device usability, including any incidence of Zalviso's failure to dispense medication as well as the incidence of misplaced or dropped tablets.

Three Phase 3 studies for Zalviso in a total of 768 patients have been completed to date: IAP309, IAP310 and IAP311. In brief, IAP309 was a Phase 3 open-label, active comparator study, in which Zalviso was shown to be non-inferior (p<0.001), as well as superior (p=0.007), to intravenous, or IV, patient-controlled analgesia, or PCA, morphine based on the primary endpoint of Patient Global Assessment method of pain control comparison over the 48-hour trial period, or PGA48. IAP310 and IAP311 were Phase 3 double-blind, placebo-controlled studies in which patients treated with Zalviso to manage their post-operative pain reported a greater summed pain intensity difference to baseline over 48 hours, or SPID48, the primary endpoint, compared to placebo-treated patients (p=0.001 and p<0.001, respectively). The most common adverse events experienced by patients using Zalviso in these clinical studies were nausea, pyrexia (fever) and vomiting.

The Market Opportunity for ARX-04 and Zalviso

United States

According to in-house commissioned research, we estimate that there are currently 91.9 million patients in various settings with moderate-to-severe acute pain. We believe these patients may be eligible for treatment with ARX-04 or Zalviso, if approved in the United States. For ARX-04, the current estimate of eligible patients, by setting, is as follows:

Emergency Services (includes pre-hospital and Emergency Department treatment)	51.5 million
Hospital procedures	14.5 million
Hospital outpatient surgery	7.2 million
Ambulatory Surgery Centers outpatient surgery	3.5 million
Ambulatory Surgery Center procedures	1.9 million
Office-based plastic surgery	1.4 million
Office-based procedures	2.3 million

For Zalviso, we estimate there are 7.8 million inpatient surgery patients and, lastly, we estimate there are 1.8 million hospital inpatient floor (non-surgical) patients who could be eligible for treatment with either ARX-04 or Zalviso, if approved in the United States.

Europe

According to recent EU5 (France, Germany, Italy, Spain, and the United Kingdom) national health statistics, 142 million patients are represented across the ARX-04 target segments annually. Each year, there are an estimated 110 million emergency attendances and 32 million surgical procedures performed each year. It is anticipated that there are 51 million patients in emergency medicine with moderate-to-severe acute pain and 16 million with moderate-to-severe acute pain following surgery each year. Using the published priced benchmarks of Penthrox (methoxyflurane) and branded fentanyl products, £17.89 (UK) and €8.04 (Germany), respectively, we believe that ARX-04 could achieve a €15 price per unit. A recently published micro-costing literature review has determined the total cost of drug and labor per patient necessary to administer IV opioids in the emergency department in the EU5 countries ranges from €18.31 to €26.09. Based on this information, we believe peak year sales in emergency medicine and post-operative pain across Europe are expected to be approximately €700 million, assuming ARX-04 achieves a €15 price point; however, there can be no assurance that ARX-04 will be able to achieve a €15 price per unit.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development activities and pre-commercialization activities. As a result, we expect to continue to incur negative cash flows. Although Zalviso has been approved for sale in the EU, we sold the majority of the royalty rights and certain commercial sales milestones we are entitled to receive under the Grünenthal Agreements to PDL in September 2015. As we pursue development of our product candidates, including regulatory review and potential commercial development, subject to FDA approval, of our product candidates, we expect the business aspects of our company to become more complex. In the future, we plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of ARX-04 and Zalviso in the United States. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of Zalviso by Grünenthal, and funding from the DoD.

Our revenues since inception have consisted primarily of revenues from our Amended License Agreement with Grünenthal and our research contracts with the DoD. As mentioned above, in May 2015, the DoD agreed to provide us up to $17.0 million to support the development of ARX-04. Under the terms of the contract, the DoD has and will reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses.

There can be no assurance that we will enter into other collaborative agreements or receive research-related contract awards in the future. We expect revenues to continue to fluctuate from period-to-period. There can be no assurance that our relationship with our existing commercial partner, Grünenthal, will continue beyond the initial term, or that we will be able to meet the milestones specified in the Amended License Agreement, or that we will obtain marketing approval for any of our product candidates, outside of Zalviso in the EU and EEA, and subsequently generate revenue from those product candidates in excess of our operating expenses.

Our net loss for the three months and nine months ended September 30, 2016 was $11.4 million and $33.5 million, respectively, compared to net income of $5.1 million and net loss of $13.9 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $236.7 million. As of September 30, 2016, we had cash, cash equivalents and investments totaling $92.5 million compared to $113.5 million as of December 31, 2015.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2016 from those previously disclosed in our Annual Report on Form 10-K.

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. We do not expect the amended guidance to have a material impact on our statements of cash flows.

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

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

Revenue

In September 2015, the European Commission, or EC, granted marketing approval for Zalviso in the EU to our commercial partner, Grünenthal. Zalviso is currently commercially available for sale in Germany, France and the UK. Grünenthal currently has pilot programs in Belgium, Italy, the Netherlands and Ireland. Pilot programs are expected to last several months after which Zalviso may be available for commercial sale. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of Zalviso in 2016 will be minimal. Revenue during the three months ended September 30, 2016, was $3.4 million, including $1.6 million in collaboration agreement revenue recognized under our Amended Agreements with Grünenthal, plus $1.8 million in revenue for services performed under the DoD Contract.

Revenue for the three and nine months ended September 30, 2015, was $15.4 million and $17.5 million, respectively, the majority of which was generated under our collaboration agreement with Grünenthal.

Collaboration Agreement Revenue

Below is a summary of revenue recognized under the Amended Agreements during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
License	$—	$13,167	$—	$13,167
Product sales	1,369	—	4,329	—
Joint steering committee and research and development services	189	696	336	1,363
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	3	—	3	—
Royalty revenue	1	—	1	—

Total	$1,562	$13,863	$4,669	$14,530

In support of the launch of Zalviso in Europe by our licensee, Grünenthal, we recognized $1.4 million and $4.3 million in product sales in the three and nine months ended September 30, 2016, respectively, consisting of Zalviso devices, drug product and accessories. Delivery of the Zalviso cartridges ordered by Grünenthal is behind schedule at Patheon. The inability to deliver cartridges to the schedule ordered by Grünenthal may have a negative impact on their future sales including the timing of their launch in certain countries. We are working with Patheon to resolve these issues; however, there can be no assurance that the issues will be resolved in a timely fashion, or that we will be able to meet Grünenthal’s needs in such a way as to not impact their future sales.

The first commercial sale of Zalviso occurred in April 2016. As mentioned above, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the sales of Zalviso in the EU by Grünenthal to PDL. As the royalty amounts are not currently reasonably estimable without the royalty reports, we recognize royalty revenue and non-cash royalty revenue on a quarterly basis in arrears.

As of September 30, 2016, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.9 million, respectively. Our long-term deferred revenue balance increased during the nine months ended September 30, 2016 from $0.6 million to $3.9 million. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the three and nine months ended September 30, 2016, AcelRx recognized revenue of $1.8 million and $6.2 million, respectively, for services performed under the DoD contract for ARX-04. Revenue for the three and nine months ended September 30, 2015, was $1.5 million and $3.0 million, respectively, for services performed under the DoD contract.

Cost of goods sold

Total cost of goods sold was $2.6 million and $9.2 million for the three and nine months ended September 30, 2016, respectively. As mentioned above, the EC approved Zalviso in late September 2015. Under the Amended Agreements with Grünenthal, we will sell Zalviso at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of Zalviso and the Grünenthal launch is in the very early stages. If we do not receive timely approval of Zalviso in the U.S., are unable to successfully launch Zalviso in the U.S., or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin. Cost of goods sold for Zalviso delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Prior to the initiation of commercial production in October 2015, these costs were included in research and development expenses as period costs.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We will incur substantial future research and development expenditures as we seek to continue development of ARX-04 and Zalviso, including the expenses associated with the anticipated submission of the NDA for ARX-04, in addition to conducting IAP312, the additional clinical trial for Zalviso.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
Drug Indication/Description	2016	2015	2016 vs. 2015 Increase/ (Decrease)	2016	2015	2016 vs. 2015 Increase/ (Decrease)
	(In thousands, except percentages)
ARX-04	$1,315	$912	44%	$5,835	$5,069	15%
Zalviso	1,110	1,291	(14)%	2,797	4,043	(31)%
Overhead	2,192	3,190	(31)%	6,436	9,897	(35)%
Total research and development expenses	$4,617	$5,393	(14)%	$15,068	$19,009	(21)%

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

Research and development expenses during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, decreased by $0.8 million primarily due to a $1.0 million reduction in overhead costs, predominantly as a result of the allocation of certain research and development personnel and related expenses to cost of goods sold. In addition, Zalviso-related expenses decreased by $0.2 million due to the completion of certain development activities as we finalized the development path forward with the FDA, while ARX-04-related spending increased incrementally by $0.4 million due to increased spending as we completed the SAP302 and SAP303 studies and increased activity related to the preparation of the NDA submission, partially offset by the completion of the SAP301 study in 2015.

The $3.9 million decrease in research and development expenses during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was primarily attributable to a $3.5 million reduction in overhead costs, predominantly as a result of the allocation of certain research and development personnel and related expenses to cost of goods sold. In addition, during the first nine months of 2016, Zalviso-related expenses decreased by $1.2 million while ARX-04-related spending increased by a $0.8 million, as compared to the first nine months of 2015.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration, finance, pre-commercialization and business development activities. Other significant expenses included legal expenses related to litigation and patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses for the remainder of 2016 to continue to increase as compared to 2015 expenses, as we focus our efforts on seeking marketing approval for ARX-04, and the continued development of Zalviso. In addition, we anticipate our general and administrative expenses will increase in 2017 as we prepare for the potential commercialization of ARX-04.

Total general and administrative expenses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
	(In thousands, except percentages)
General and administrative expenses	$4,145	$2,930	$1,215	41%	$11,519	$10,186	$1,333	13%

The $1.2 million increase in general and administrative expenses during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was primarily due to $1.0 million in ARX-04-related market research activities, and an incremental increase of $0.2 million in other general and administrative expenses.

The $1.3 million increase in general and administrative expenses during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was primarily due to $1.9 million in ARX-04-related market research activities, partially offset by decreases of $0.6 million in headcount-related expenses, including a $0.4 million decrease in stock-based compensation expense, and net decreases in other general and administrative expenses of $0.2 million.

Restructuring Costs

In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial would be needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On March 19, 2015, our Board of Directors, in connection with our efforts to reduce operating costs, conserve capital, focus our financial and development resources on working with the FDA to seek marketing approval for Zalviso, and continuing development of ARX-04, implemented a cost reduction plan. The cost reduction plan reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
	(In thousands, except percentages)
Restructuring costs	$—	$—	$—	—%	$—	$756	$(756)	(100)%

Restructuring costs in the nine months ended September 30, 2015 consisted of employee termination benefit costs of $0.8 million which has been fully disbursed.

Other (Expense) Income

Total other (expense) income for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Interest expense	$(702)	$(713)	$(2,069)	$(2,296)
Interest income and other income (expense), net	(360)	(269)	300	1,915
Non-cash interest expense on liability related to sale of future royalties	(2,401)	(282)	(6,921)	(282)
Total other (expense) income	$(3,463)	$(1,264)	$(8,690)	$(663)

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense for all periods pertains to interest on our Loan and Security Agreement with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, the Lenders or Hercules. In December 2013, we entered into the Amended Loan Agreement with Hercules, which amends and restates the Loan and Security Agreement. The overall debt facility was increased to $40.0 million, and the maturity was extended to October 1, 2017. On June 16, 2014, we borrowed the second tranche of $10.0 million. We did not have access to the third tranche, of up to $15.0 million, as we did not receive FDA approval of Zalviso by August 1, 2015. Interest expense in the three months ended September 30, 2016 was comparable to the prior year period as the principal balance was consistent during these periods; however, as a result of the lower average principal balance in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, the amount of interest expense incurred decreased in the year-to-date period. As of September 30, 2016, the balance due to Hercules was $21.3 million.

On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2, to the Amended Loan Agreement which, among other things, provided for an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. On September 30, 2016, we entered in Amendment No. 3 to the Amended Loan Agreement which, among other things, extends the interest only period from October 1, 2016 to April 1, 2017. Principal payments will then be payable through October 1, 2017. However, contingent upon FDA acceptance of the NDA for ARX-04 prior to April 1, 2017, we can elect to cause the Lenders to further amend and restate the Amended Loan Agreement in its entirety into a 36-month term note with an additional six month interest only period. In addition, subject to the achievement of certain milestones, we may be able extend the repayment period up to 48 months and extend the interest only period up to a total of 18 months. Among other things, the further amendment and restatement would reflect changes to the interest rate, the maturity date, certain covenants, and prepayment penalties, and would include up to $10 million of additional loans to be made available to us on the same terms, which would be subject to approval by Hercules Technology II, L.P.’s, or the Agent’s, investment committee (at the Lenders’ sole discretion).

Interest income and other income (expense), net, during the three and nine months ended September 30, 2016 and 2015, consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012.

The change in interest income and other income (expense), net, during the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, was primarily attributable to the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012. During the three months ended September 30, 2016, our stock price increased resulting in other expense for the revaluation of the PIPE warrants, while during the three months ended September 30, 2015, our stock price decreased, resulting in other income during the third quarter of 2015; however, this other income was more than offset by $0.5 million in impairment charges related to leasehold improvements in our corporate offices, also recognized in the third quarter of 2015. In the nine months ended September 30, 2016, we recorded other income related to the revaluation of the PIPE warrants due to our declining stock price, while in the nine months ended September 30, 2015, there was a much greater decline in our stock price, resulting in greater other income in the prior year period.

The increase in non-cash interest expense on liability related to the Royalty Monetization during the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, is attributable to the royalty sale transaction that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur an additional $2.5 million in non-cash interest expense related to the Royalty Monetization in the year ended December 31, 2016, for a total of $9.4 million in 2016.

Benefit (Provision) for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	%	2016	2015	Change	%
	(In thousands, except percentages)
Benefit (provision) for income taxes	$36	$(772)	$808	105%	$34	$(772)	$806	104%

The Royalty Monetization resulted in a taxable gain of more than $60.0 million, in the three and nine months ended September 30, 2015, the majority of which was offset with net operating loss carryforwards; however, we were subject to U.S. federal alternative minimum taxes in 2015, as reflected in our provision for income taxes in 2015.

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

As of September 30, 2016, we had cash, cash equivalents and investments totaling $92.5 million compared to $113.5 million as of December 31, 2015. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2017. While we believe we have sufficient capital to meet our operational requirements through at least the end of 2017, our expectations may change depending on a number of factors. For example, although the FDA has reviewed the protocol we submitted for the requested clinical trial for Zalviso, IAP312, they may in the future require a scope or design change that is beyond what our current and estimated future capital resources can support. We believe that together with the support from the DoD Contract, we have sufficient resources to submit the NDA to the FDA. However, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the sales of Zalviso in the EU by Grünenthal to PDL. As mentioned above, we received net proceeds of $61.2 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended License Agreement which include 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the EC approval of the MAA for Zalviso, which we received in the fourth quarter of 2015. The total liability related to sale of future royalties to PDL as of September 30, 2016 was $70.5 million.

On December 16, 2013, AcelRx and Grünenthal entered into the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, or the Product, in the Territory for human use in the Field. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. We entered into amendments to the License Agreement effective as of July 17, 2015 and September 20, 2016, or the License Amendments, and together with the License Agreement, the Amended License Agreement, and an amendment to the MSA effective as of July 17, 2015, or the MSA Amendment, and together with the MSA, the Amended MSA, and together, the Amended Agreements.

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

On December 16, 2013, AcelRx entered into the Amended Loan Agreement with Hercules, under which AcelRx may borrow up to $40.0 million in three tranches. The loans are represented by secured convertible term promissory notes, collectively, the Notes. The Amended Loan Agreement amends and restates the Loan and Security Agreement between AcelRx and the Lenders dated as of June 29, 2011. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. We used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under the Loan and Security Agreement with the Lenders. We recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014.

On September 24, 2014, we entered into Amendment No. 1 to the Amended Loan Agreement with Hercules which extended the time period under which we could draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to AcelRx obtaining FDA approval for Zalviso. We did not receive FDA approval of Zalviso by August 1, 2015 and as such, did not have access to the third tranche.

On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2 to the Amended Loan Agreement with Hercules which includes an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. On September 30, 2016, we entered in Amendment No. 3 to the Amended Loan Agreement which extends the interest only period from October 1, 2016 to April 1, 2017.

Loans under the Amended Loan Agreement mature on October 31, 2017. As of September 30, 2016, the balance due to Hercules was $21.3 million.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(19,080)	$(26,948)
Net cash provided by (used in) investing activities	3,646	4,824
Net cash provided by (used in) financing activities	(26)	57,128

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

Cash used in operating activities of $19.1 million during the nine months ended September 30, 2016, reflected a net loss of $33.5 million, partially offset by aggregate non-cash charges of $12.4 million, and a net change of $2.0 million in our net operating assets and liabilities. Non-cash charges included $6.9 million in non-cash interest expense on the liability related to the royalty monetization, $3.4 million for stock-based compensation, $1.5 million in depreciation expense, and $0.7 million in interest expense related to the Amended Loan Agreement, partially offset by $0.2 million for the change in fair value of our PIPE warrant liability and contingent put liability. The net change in our operating assets and liabilities included a decrease in accounts receivable of $1.3 million, an increase in deferred revenue of $1.1 million, a decrease in prepaid expenses and other assets of $0.7 million, and an increase in inventories of $1.0 million.

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

During the nine months ended September 30, 2016, cash provided by investing activities of $3.6 million was primarily a result of $6.5 million in proceeds from maturity of investments, offset by $1.0 million for purchases of investments and $1.9 million for purchases of property and equipment.

During the nine months ended September 30, 2015, cash provided by investing activities of $4.8 million was primarily as a result of $7.3 million for purchases of investments and $1.1 million for purchases of property and equipment, partially offset by $13.2 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, cash used in financing activities of $26,000 was a result of the payment of debt modification transaction costs offset by stock purchases made under our 2011 Employee Stock Purchase Plan.

During the nine months ended September 30, 2015, cash provided by financing activities of $57.1 million was primarily due $61.2 million in net proceeds from the Royalty Monetization, partially offset by $4.5 million in payments on the Amended Loan Agreement with Hercules.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including continued development of ARX-04, Zalviso and the potential commercialization of our product candidates, if approved outside of the Grünenthal Territory. Our future cash needs anticipate the receipt of reimbursement for qualified expenses under the DoD Contract. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2017. Our current operating plan includes the continued development of ARX-04, specifically the filing of the NDA by the end of 2016. These assumptions may change as a result of many factors. For example, based on feedback from the FDA, we expanded the planned clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings. As a result, the completion of the Phase 3 clinical program for ARX-04 was extended and our clinical trial expenses have increased. In addition, although the FDA has provided feedback on both the ARX-04 clinical program and reviewed the protocol for IAP312, the additional clinical trial for Zalviso, the FDA may in the future require us to complete additional work to submit the NDA for ARX-04 and/or to resubmit the NDA for Zalviso. We will continue to evaluate the work necessary to gain approval of ARX-04 and Zalviso in the U.S. and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

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

Contractual Obligations

During the nine months ended September 30, 2016, there were no material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

Through September 30, 2016, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of September 30, 2016, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our condensed consolidated balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on September 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

As part of our development program, we met with the United States Food and Drug Administration, or FDA, in December 2015 to review plans for a New Drug Application, or NDA, for ARX-04. We have also held various meetings with Health Authorities in Europe to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04. Based on feedback from the FDA, we expanded the clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. As a result, the completion of the Phase 3 clinical program for ARX-04 has been extended and our clinical trial expenses have increased. Based on feedback from discussions with the Health Authorities in Europe, we intend to submit for a label indication for acute moderate-to-severe pain following surgery, or as a result of trauma. At the time of submission of the MAA we will have only completed one open-label study in the emergency room for acute pain patients, in addition to three Phase 3 post-operative pain studies. We may need an additional controlled study in the emergency department setting with ARX-04 to obtain a label that includes trauma-related pain in addition to post-operative. We also anticipate we may need comparator studies in the European Union, or EU, to ensure premium reimbursement in certain countries. We anticipate submitting the NDA for ARX-04 by the end of 2016 and, assuming successful completion of any additional studies required in the EU, we anticipate submitting a hybrid MAA in the first half of 2017. However, while we have announced positive top-line results from SAP301, SAP302 and SAP303 and we believe these results support an NDA submission for ARX-04, and even if we believe the results from SAP301, SAP302 and SAP303 plus any additional studies required in the EU support MAA submission for ARX-04, the FDA and European Medicines Agency, or EMA, may not agree, or may interpret the study results differently, which would delay the timing of our commercialization of ARX-04 and adversely affect our business operations. If ARX-04 is not approved for sale in the United States or Europe, it could have a significant impact on our ability to generate cash flows from product sales or to enter into a collaboration agreement. If we are not able to receive approval to commercialize ARX-04 in the United States, we would be required to find alternative sources of capital to continue operations. If ARX-04 is not approved for sale in the United States, and we are unsuccessful in finding alternative sources of capital, it will be difficult for us to continue under our current operating plan.

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

We depend substantially on the success of Zalviso, which may not receive regulatory approval in the United States.*

While ARX-04’s importance has increased for our future success, Zalviso remains an important product candidate for us. Zalviso consists of sufentanil sublingual tablets, 15 mcg, delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system, or together, Zalviso. The success of our business depends, in part, upon our ability to develop, receive regulatory approval in the United States for, and commercialize Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting. To date, our Phase 3 program for Zalviso has consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the FDA in September 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso. The CRL contains requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of the Type C meeting with FDA, which took place in September 2015, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance Zalviso device performance. We completed the protocol review with the FDA and initiated IAP312 in September 2016. Timing of the completion of the IAP312 study will be dependent on the rate of patient enrollment in the study, among other things.

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

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.*

We have reported positive top-line data from our three Phase 3 clinical trials for ARX-04, or SAP301, SAP302, and SAP303, as well as each of our three Zalviso Phase 3 clinical trials completed to date, in addition to all of our Phase 2 clinical trials for ARX-04 and Zalviso. However, even if we believe that the data from clinical trials is positive, the FDA has and in the future could determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. Any such determination by the FDA would delay the timing of our commercialization plan for ARX-04 and Zalviso, or further development of our other product candidates, and adversely affect our business operations. For example, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for Zalviso which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed three Phase 3 clinical trials for ARX-04, three Phase 3 clinical trials for Zalviso, and several Phase 2 clinical trials both for ARX-04 and Zalviso, future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in June 2014, we completed a pharmacokinetic study in support of the ARX-04 development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a Zalviso sufentanil sublingual tablet, 15 mcg, dosed 20 minutes apart were equivalent to one sublingual administration of a sufentanil sublingual tablet, 30 mcg. Based on the pharmacokinetic equivalency of two Zalviso tablets to one ARX-04 tablet, the FDA has agreed to accept 323 Zalviso patients into the ARX-04 safety database; however, the FDA also required that the ARX-04 safety database comprise 350 patients dosed with at least one dose of ARX-04. Based on this feedback from the FDA, we expanded the clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. As a result, the completion of the Phase 3 clinical program for ARX-04 was extended and our clinical trial expenses increased. Finally, we postponed the start of IAP312, originally planned for the first quarter of 2016, to September 2016. The postponement was due to a delay in the receipt and testing of final clinical supplies for this trial. As a result, the development timeline for Zalviso was further extended. We anticipate the enrollment and treatment period for IAP312 will continue through mid-2017; however, timing of the completion of the IAP312 study will be dependent on the rate of patient enrollment in the study, among other things.

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

We have not yet responded to the Zalviso Complete Response Letter nor resubmitted the Zalviso NDA. Activities that we undertake to address issues raised in the CRL may be deemed insufficient by the FDA.*

We completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the Zalviso NDA. In early September 2015, we had a Type C meeting with the FDA to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. In response to discussions with the FDA, we have agreed to complete an additional open-label study with Zalviso in post-operative patients, known as IAP312. We have completed the protocol review for IAP312 and initiated this study in September 2016 in order to support our NDA resubmission. Timing of the completion of the IAP312 study will be dependent on the rate of patient enrollment in the study, among other things. There is no guarantee that the trial results, even if successful, will address the issues raised by the FDA. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development and commercialization efforts for Zalviso in the United States, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Phase 2 clinical trials we have conducted with Zalviso did generate some AEs, but no SAEs, related to the trial drug. In our Phase 3 active-comparator clinical trial (IAP309), 7% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (10% in placebo group), and we observed three serious adverse events, or SAEs, that were assessed as possibly or probably related to study drug (one in the Zalviso group and two in the IV patient-controlled morphine group). In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310), 5% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). There were no SAEs determined to be related to study drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP311), 7% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). Two patients (one each in the Zalviso group and placebo group) experienced an SAE considered possibly or probably related to the trial drug by the investigator.

In our Phase 2 ARX-04 placebo-controlled bunionectomy study (SAP202), two patients in the ARX-04 30 mcg group (5%) discontinued treatment due to an AE, one unrelated to study drug and the other probably related to study drug. There were no SAEs deemed related to study drug. In our Phase 3 placebo-controlled abdominal surgery study (SAP301), no ARX-04-treated patients dropped out of the trial prematurely due to an AE (4% in placebo group). There were two SAEs determined to be related to study drug in the placebo-treated group. In our Phase 3 open-label, single-arm Emergency Room study (SAP302), no ARX-04-treated patients dropped out of the trial prematurely due to an AE. One patient had an SAE possibly or probably related to study drug. In our postoperative study in patients aged 40 years or older (SAP303), 3% of ARX-04-treated patients dropped out of the trial prematurely due to an AE. There were no SAEs deemed related to study drug.

Further, if any of our future products, including Zalviso or ARX-04 cause serious or unexpected side effects after receiving marketing approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of modified Risk Evaluation and Mitigation Strategies, or REMS;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; or

•	our reputation may suffer.

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

Except for Zalviso approval in Europe, we cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.*

We cannot commercialize any of our product candidates, including ARX-04 or Zalviso, until the appropriate regulatory authorities, such as the FDA or the EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. As part of our development program, we met with the FDA in December 2015 to review plans for an NDA for ARX-04. Based on feedback from the FDA, we expanded the clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. As a result, the completion of the Phase 3 clinical program for ARX-04 was extended and our clinical trial expenses increased. We have also held various meetings with Health Authorities in Europe to discuss the submission of an MAA for ARX-04. Based on feedback from discussions with the Health Authorities in Europe, we intend to submit for a label indication for acute moderate-to-severe pain following surgery, or as a result of trauma. At the time of submission of the MAA we will have only completed one open-label study in the emergency room for acute pain patients, in addition to three Phase 3 post-operative pain studies. We may need an additional controlled study in the emergency department setting with ARX-04 to obtain a label that includes both post-operative pain and trauma-related pain. In addition, we anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. These additional studies will delay commercialization and any associated future revenues from ARX-04 in these countries.

In September 2015, the European Commission, or EC, approved Grünenthal’s, MAA for Zalviso for post-operative pain; however, we cannot predict the commercial success of Zalviso. We received a CRL for Zalviso on July 25, 2014, which contains requests for additional information on the Zalviso System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance the Zalviso device. We have completed the protocol review and initiated the IAP312 study in September 2016, in order to support our NDA resubmission. Timing of the completion of the IAP312 study will be dependent on the rate of patient enrollment in the study, among other things. Although the FDA has provided feedback on the ARX-04 clinical program and reviewed the protocol for IAP312, and we have incorporated feedback from Health Authorities in Europe concerning the submission of the MAA for ARX-04, pending the results of our clinical trials, the FDA or EMA may in the future require us to complete additional clinical work prior to submitting the NDA for ARX-04, resubmitting the NDA for Zalviso or submitting the MAA for ARX-04. Additional delays may result if any of our product candidates is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2016 and may continue to incur losses for the foreseeable future.*

Since our inception in 2005, we have focused primarily on development of our product candidate, Zalviso. While Zalviso remains an important asset to the Company, ARX-04 has become a focus. In September 2015, we announced that a pivotal Phase 3 study of ARX-04, SAP301, met all primary and secondary endpoints and in October 2015, we initiated SAP302, a Phase 3 study of ARX-04 in the emergency room. Based on feedback from the FDA, we expanded the clinical program for ARX-04 by 176 additional patients to include individuals from specific populations and settings, in order to increase the ARX-04 safety database. Accordingly, we expanded the population in the SAP302 study of ARX-04 and conducted an additional study, SAP303, in post-operative patients with moderate-to-severe acute pain, including elderly and organ impaired patients. As a result, the completion of the Phase 3 clinical program for ARX-04 was extended and our clinical trial expenses increased. In addition, the FDA has requested an additional clinical trial for Zalviso, IAP312, prior to resubmission of the Zalviso NDA which will increase our development costs for the Zalviso program. We have incurred significant net losses in each year since our inception in July 2005, and as of September 30, 2016, we had an accumulated deficit of $236.7 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, sale of royalty and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we continue our research and development activities for our product candidates, including addressing issues raised by the FDA related to regulatory review of Zalviso, as well as to support manufacturing and supply of Zalviso in Europe for Grünenthal. While Grünenthal has begun the commercial launch of Zalviso in the EU, if ARX-04, Zalviso, or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

We are substantially dependent on our commercial partner, Grünenthal, to successfully commercialize Zalviso in Europe.*

On December 16, 2013, we entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements, with Grünenthal. We entered into amendments to the License Agreement effective July 17, 2015 and September 20, 2016, or the License Amendments, and an amendment to the MSA effective July 17, 2015, or the MSA Amendment, with Grünenthal, and together with the License Agreement, and the MSA, the Amended Agreements. The Amended Agreements grant rights to commercialize Zalviso in the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically-supervised settings. In September 2015, the European Commission approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. Zalviso is currently commercially available for sale in Germany, France and the United Kingdom. Grünenthal currently has pilot programs in Belgium, Italy, the Netherlands and Ireland. Pilot programs are expected to last several months after which Zalviso may be available for commercial sale.

During the pilot and launch phases in the various European countries Grünenthal has reported certain issues from healthcare professionals, or HCPs, with the initial set up of the Zalviso controllers before being given to patients for use. To address the issues, we have assisted Grünenthal with implementing additional training for HCPs and we have revised the controller software. Controllers with the revised software have undergone extensive bench testing and we believe we have successfully addressed the issues. Controllers with the revised software are being manufactured and we anticipate the delivery of these devices to Grünenthal by the end of 2016 or early in 2017. Controllers with the U.S. version of the revised software are also being used in the IAP312 clinical study that was initiated in September 2016. Grünenthal is continuing to use controllers with the original software until those with revised software are available. There can be no assurance that the issues identified in the initial pilot and launch phases by Grünenthal will not have a material adverse impact on the current and future sales of Zalviso in Europe. Further, if the availability of the controllers is delayed, or if new issues occur, there may be a material adverse impact on the future sales of Zalviso in Europe which may have a negative impact on future revenues received and recognized by AcelRx.

There is no guarantee that Grünenthal will achieve commercial success in its Zalviso launches in Germany, France and the United Kingdom or anywhere in the EU. In September 2015, we consummated a monetization transaction with PDL BioPharma, Inc., or PDL, pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the License Agreement, subject to a capped amount, referred to as the Royalty Monetization. Even if Grünenthal is successful in the commercialization of Zalviso in the EU, we will receive only 25% of the royalties and 20% of the first four commercial milestones under the License Agreement, and 100% of the royalties after the capped amount is reached. Any failures in commercialization of Zalviso outside the United States could have a material adverse impact on our business, including an adverse impact on the development of ARX-04 or Zalviso in the United States, if related to issues underlying the sufentanil sublingual tablet technology, safety or efficacy. Additionally, we agreed to certain representations and covenants relating to the Amended Agreements under our agreements with PDL, and, if we breach those representations or covenants, we may become subject to indemnification claims by PDL and liable to PDL for its indemnifiable losses relating to such breaches. The amount of such losses could be material and could have a material adverse impact on our business.

We have never generated product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We may never generate revenues from sales of ARX-04, Zalviso or our other product candidates in the United States. While we have a collaboration with Grünenthal for commercialization of Zalviso in Europe and Australia, we may not achieve all of the development milestones associated with the collaboration, and Grünenthal may not recognize a level of commercial sales of Zalviso for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of Zalviso, as a result of our sale to PDL of certain expected royalties from the sales of Zalviso by Grünenthal and a portion of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under the Amended License Agreement. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

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

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, such as development activities associated with ARX-04, including regulatory costs in support of the potential NDA submission, and the remaining development activities associated with Zalviso, including conducting the IAP312 study, to respond to issues raised by the FDA. While we believe we have sufficient capital resources to continue planned operations through at least the end of 2017, we may need additional capital to continue development of Zalviso and we will need additional capital to potentially pursue commercialization of any of our product candidates, including ARX-04 and Zalviso.

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete an additional clinical trial of Zalviso. Any further development activities can be time consuming and costly. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance Zalviso device performance. We received comments from the FDA on the protocol for the study, known as IAP312, and we initiated the IAP312 study in September 2016. Timing of the completion of the IAP312 study will be dependent on the rate of patient enrollment in the study, among other things. Clinical trials, regulatory reviews, and a potential launch of a commercial product are expensive activities. In addition, commercialization costs for ARX-04 and Zalviso in the United States may be significantly higher than estimated. We may experience technical difficulties in our commercialization efforts or otherwise, which could substantially increase the costs of commercialization. Revenues may be lower than expected and accordingly costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. To raise capital, we may seek to sell additional equity or debt securities, including under our Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, monetize or securitize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all. Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, delay, reduce the scope of, or eliminate, one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

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

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

In December 2013, we entered into an amended loan and security agreement, or the Amended Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., collectively referred to as Hercules or the Lenders, under which we could have borrowed up to $40.0 million in three tranches, represented by secured convertible promissory notes. We drew the first tranche of $15.0 million at the closing of the new credit facility and the second tranche of $10.0 million on June 16, 2014. We did not have access to the third tranche of up to $15.0 million, as it was conditioned upon FDA approval to market Zalviso in the United States by August 1, 2015, which we did not obtain. We began making principal payments in April 2015. On September 18, 2015, we amended the Amended Loan Agreement with Hercules to extend an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. On September 30, 2016, we entered into Amendment No. 3 to the Amended Loan Agreement which extends the interest-only period from October 1, 2016 to April 1, 2017. The scheduled maturity date is October 31, 2017.

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

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of ARX-04, referred to as the DoD Contract. Under the terms of the contract, the DoD has and will reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract began on May 11, 2015. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes will be absorbed within the current contract value. Funding under this contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the contract. The lack of ARX-04 supportive funding, may adversely affect our ability to continue to advance the development of ARX-04.

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

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. We have made modifications to the design of the Zalviso device subsequent to the original submission of the Zalviso NDA, which we plan to include as a part of any resubmitted NDA. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance Zalviso device performance, in response to the CRL we received for Zalviso. We have completed the protocol review with the FDA for the study, known as IAP312, and initiated the IAP312 study in September 2016. If any additional changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

We have completed the process validation for the device components and have manufactured launch supplies for delivery to Grünenthal; however, our experience is limited. We will continue to rely on contract manufacturers, component fabricators and third party service providers to produce the necessary Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of ARX-04 or Zalviso devices with third-party manufacturers, or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with ARX-04, if approved, and Zalviso, in the EU, and if approved, in the U.S. and any other foreign territories.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.

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

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. More specifically, competitors for ARX-04 in the emergency department are likely to include generic injectable intravenous opioids such as morphine, hydromorphone and fentanyl. In this environment, ARX-04 may also compete with other branded non-invasive products or product candidates, such as Egalet Corporation’s SPRIX, Hospira, Inc.’s DYLOJECT (Hospira, Inc. acquired by Pfizer, Inc. in September 2015), Acura Pharmaceuticals, Inc.’s OXAYDO, Depomed, Inc.’s NUCYNTA, Bristol-Myers Squibb Company’s COMBUNOX, Purdue Pharma, L.P.’s OXYFAST, Endo Pharmaceuticals, Inc.’s OPANA, Medical Developments International Limited’s PENTHROX inhaler, CL-108, a bi-layered tablet, in development by Charleston Laboratories Inc., in collaboration with Daiichi Sankyo, or generic oral opioids which have moderate-to-severe acute pain labeling. In the short-stay or ambulatory surgery segment, ARX-04 will likely compete with these products in addition to generic injectable local anesthetics such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. According to clintrials.gov, SUBSYS, a sublingual fentanyl spray currently approved and marketed by INSYS Therapeutics, Inc. for breakthrough cancer pain, is currently being studied as a potential treatment for acute pain in emergency room patients, post-operative patients, and in patients undergoing painful procedures without sedation. Within the military environment, and in certain civilian settings, ARX-04 competitors may also include intramuscular morphine injections which are marketed by a variety of generic manufacturers.

We believe that Zalviso would compete with a number of opioid-based and non-opioid based treatment options that are currently available, as well as some products that are in development. The hospital market for opioids for moderate-to-severe acute pain is large and competitive. The primary competition for Zalviso is the IV PCA pump, which is widely used in the moderate-to-severe acute pain in the hospital setting. Leading manufacturers of IV PCA pumps include Hospira, Inc. (recently sold by Pfizer, Inc. to ICU Medical), CareFusion Corporation (purchased by Becton, Dickinson and Company), Baxter International, Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat moderate-to-severe acute pain are morphine, hydromorphone and fentanyl, all of which are available as generics both from generic product manufacturers as well as from compounding pharmacies. In addition, branded manufacturers (e.g., Hospira, Inc.) sell pre-filled glass syringes of morphine to fit their IV PCA pump systems.

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

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, although in September 2015 the European Commission approved the MAA for Grünenthal to market Zalviso in the 28 EU member states as well as for the European Economic Area countries, Norway, Iceland and Liechtenstein, separate pricing and reimbursement approvals may impact their ability to successfully commercialize Zalviso. Adverse pricing limitations may hinder our ability to recoup our investment in ARX-04, Zalviso and/or our other drug candidates, even if/when those drug candidates obtain marketing approval.

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

Our sufentanil-based products are subject to extensive regulation by the DEA, due to their status as scheduled drugs. Sufentanil is a Schedule II opioid, considered to present a high risk of abuse. The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA and also by comparable state agencies. In addition, our contract manufacturers are required to maintain relevant licenses and registrations. This high degree of regulation can result in significant costs in order to comply with the required regulations, which may have an adverse effect on the development and commercialization of our product candidates.

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers apply for quotas on our behalf. We will need significantly greater amounts of sufentanil to implement our commercialization plans for Zalviso in the EU, and any of our products that may be approved by the FDA in the future, including ARX-04 and Zalviso. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development of any of our product candidates or the commercial sale of any approved products. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In order to supply the Zalviso device to Grünenthal for commercial sales, we must maintain conformity of our quality system to applicable ISO standards and must comply with applicable European laws and directives.

We underwent a Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in the EU. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. Certification of our quality management system was issued by the British Standards Institution, or BSI, a Notified Body. ISO 13485:2003 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers.

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

As of September 30, 2016, we had 39 full-time employees. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize ARX-04, Zalviso and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of September 30, 2016, we are the owner of record of 53 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

There is also no assurance that any patents issued to us will not become the subject of adversarial proceedings such as opposition, inter partes review, post-grant review, reissue, supplemental examination, re-examination or other post-issuance proceedings. For example, an anonymous third party filed an Opposition on October 7, 2015 against European patent EP2182902B1, which claims a dosage form related to ARX-03. The Opposition Division of the European Patent Office on July 21, 2016 issued a preliminary, non-binding opinion, that all claims of European patent EP2182902B1 are valid and that the Opposition should be rejected. The Opposition, however, is still pending and the Opposition Division of the European Patent Office has not issued any final or binding opinions regarding the validity of the EP2182902B1 patent.

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

We have registered our ACELRX mark in the United States, Canada, the EU and India. In early 2014, the FDA accepted the ZALVISO mark as part of the NDA review process. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

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

Since our initial public offering, or IPO, in February 2011, the trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, our stock price declined by more than 40% on July 28, 2014, the first trading day following the announcement of the receipt of the CRL from the FDA. In addition, our stock price dropped by 37% on March 9, 2015, the day we announced the correspondence we received from the FDA requesting a clinical trial to assess the risk of inadvertent dispensing and overall risk of dispensing failures for Zalviso. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any delay in submitting the NDA for ARX-04 or resubmitting the NDA for Zalviso, and any adverse development or perceived adverse development with respect to the FDA’s review of any NDA;

•	adverse results or delays in future clinical trials, including the IAP312 trial for Zalviso;

•	inability to obtain additional funding, including funding necessary for the planned potential commercialization and manufacturing of ARX-04 and Zalviso in the United States;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	inability to maintain ISO 13485 certification and CE Mark approval for Zalviso;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

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

Historically, our common stock has thinly traded, and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.*

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the nine months ended September 30, 2016 and 2015 was approximately 370,000 and 600,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

4.7	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 17, 2015.	10-Q	001-35068	4.7	11/3/2015

4.8	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of September 17, 2015.	10-Q	001-35068	4.8	11/3/2015

4.9	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 30, 2016.

4.10	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., dated as of September 30, 2016.

10.1	Second Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of September 20, 2016.

10.2	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of December 16, 2013, and amended as of September 30, 2016, among the Registrant, Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 1, 2016	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

4.7	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 17, 2015.	10-Q	001-35068	4.7	11/3/2015

4.8	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of September 17, 2015.	10-Q	001-35068	4.8	11/3/2015

4.9	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 30, 2016.

4.10	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., dated as of September 30, 2016.

10.1	Second Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of September 20, 2016.

10.2	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of December 16, 2013, and amended as of September 30, 2016, among the Registrant, Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.