Form 10-K
period 2016-12-31
ACELRX PHARMACEUTICALS INC
filed 2017-03-03
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the NASDAQ Global Market on that date, was approximately $94,586,000. The calculation excludes 10,149,975 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 23, 2017, the number of outstanding shares of the registrant’s common stock was 45,336,540.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2016, are incorporated by reference into Part III of this report.

ACELRX PHARMACEUTICALS, INC.

2016 ANNUAL REPORT ON FORM 10-K

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “DSUVIA” is a trademark, and ACELRX and “ZALVISO” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•

our ability to obtain, without delays, and maintain regulatory approval of DSUVIATM (sufentanil sublingual tablet, 30 mcg), formerly known as ARX-04 in the United States, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

our ability to prepare and submit a Marketing Authorization Application, or MAA, and subsequently obtain, without delays, and maintain regulatory approval of ARX-04 (sufentanil sublingual tablet, 30 mcg) in the European Union, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the success, cost and timing of our product development activities and clinical trials, including the additional clinical study, IAP312, for ZALVISO® (sufentanil sublingual tablet system);

•

our ability to successfully execute the pathway towards a resubmission of the ZALVISO New Drug Application, or NDA, including our ability to satisfactorily conduct the clinical study, IAP312, requested by the U.S. Food and Drug Administration, or FDA, and any additional studies or activities that may be required by the FDA in order to resubmit the ZALVISO NDA, and subsequently obtain, without further delays, and maintain regulatory approval of ZALVISO in the United States and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

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

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;

•	our ability to successfully retain our key scientific, engineering, medical or management personnel and hire new personnel as needed;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•

our ability to develop sales and marketing capabilities in a timely fashion, whether alone through recruiting qualified employees, by engaging a contract sales organization, or with potential future collaborators;

•	our ability to manufacture and supply DSUVIA, if approved, in support of any potential U.S. commercial launch;

•	our ability to obtain adequate government or third-party payor reimbursement;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our liquidity and capital resources; and,

•	our ability to obtain and maintain intellectual property protection for our product candidates.

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

 PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. Our lead product candidate, DSUVIA (known as ARX-04 outside of the United States), and our follow-on product candidate, ZALVISO, utilize sublingual sufentanil, delivered via a non-invasive route of administration. We anticipate developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States by ourselves, and potentially, in certain European Economic Area, or EEA, countries, either alone or with partners. In geographies where we decide not to commercialize ourselves, we would seek to out-license commercialization rights. We intend to seek regulatory approval for ZALVISO in the United States and, if successful, potentially promote ZALVISO as a follow-on product to DSUVIA, either by ourselves or with strategic partners.

We have chosen sufentanil as the therapeutic ingredient for all of our current product candidates. Opioids have been utilized for pain relief for centuries and are the standard-of-care for the treatment of moderate-to-severe acute pain. Sufentanil is available as an injectable in several markets around the world and is used by anesthesiologists for induction of sedation or as an epidural; however, the injectable formulation is not suitable for the treatment of acute pain. We have created a proprietary sublingual (under the tongue) formulation of sufentanil intended for the treatment of moderate-to-severe acute pain. The sublingual formulation retains the therapeutic value of sufentanil and novel delivery devices provide a non-invasive route of administration. Sufentanil is highly lipophilic which provides for rapid absorption in the mucosal tissue, or fatty cells, found under the tongue, and for rapid transit across the blood-brain barrier to reach the mu-opioid receptors in the brain. The sublingual route of delivery used by DSUVIA and ZALVISO provides a recognized onset of analgesia. The sublingual delivery system also eliminates the risk of intravenous, or IV, complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV infusion pump, or IV line, DSUVIA and ZALVISO may allow for ease of patient mobility.

DSUVIA (sufentanil sublingual tablet, 30 mcg), known as ARX-04 outside the United States

DSUVIA is our lead investigational product candidate consisting of a single tablet delivered via a disposable, pre-filled, single-dose applicator, or SDA. We are developing DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings. If approved, examples of potential patient populations and settings in which DSUVIA could be used include: emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based procedures; patients being treated and transported by paramedics; and for battlefield casualties. In the emergency room and in ambulatory care environments, patients often do not have immediate IV access available, or maintaining IV access can be an impediment to rapid discharge. Oral pills and liquids generally have slow and erratic onset of analgesia, and are often avoided in emergency departments should physician assessment determine a patient needs to maintain an NPO (nil per os or nothing by mouth) status due to the chance that a procedure under anesthesia will be necessary. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Based on internal market research conducted to date, we believe that additional treatment options are needed that can safely and effectively treat acute trauma pain, in both civilian and military settings, and that can provide an alternative to IV opioids, oral pills and liquids for moderate-to-severe acute pain.

With the completion of the Phase 3 clinical program for DSUVIA, and the positive data obtained from all three studies, we submitted a New Drug Application, or NDA, under section 505(b)(2) with the FDA for DSUVIA for the treatment of adult patients experiencing moderate-to-severe acute pain in a medically supervised setting in December 2016. The NDA was accepted for filing by the FDA with a Prescription Drug User Fee Act, or PDUFA, goal date of October 12, 2017. The NDA contains results of the entire DSUVIA clinical program, including data from four (three Phase 3 and one Phase 2) clinical trials in which DSUVIA was assessed as a treatment for moderate-to-severe acute pain in post-operative and emergency department patients. In each of these clinical studies, patients treated with DSUVIA demonstrated improvements in pain intensity as early as 15-to-30 minutes after the start of dosing. Adverse events reported in the studies were typical of opioid therapy, with the most common being nausea, headache, vomiting and dizziness.

Sufentanil Sublingual Tablet 30 mcg Clinical Program Included More Than 900 Patients
Study	Number of Patients[1]	Study Design	Mean # 30 mcg Doses / Study Period	Efficacy Endpoint	Efficacy
SAP202	100	Multi-center, randomized, placebo-controlled, post-operative	4.9 / 12h	SPID12: ARX-04 vs placebo	SST 30 mcg demonstrated pain relief over placebo
SAP301	161	Multicenter, randomized, placebo-controlled, post-operative	7.0 / 24h	SPID12: ARX-04 vs placebo	SST 30 mcg demonstrated pain relief over placebo
SAP302	76	Multicenter, open-label, Emergency Department	1.1 / 2h	Drop in pain intensity from baseline	SST 30 mcg patients had >35% drop in pain at one hour after a single dose
SAP303	140	Multicenter, open-label, post-operative	3.3 / 12h	Drop in pain intensity from baseline	SST 30 mcg patients had 57% drop in pain
Select ZALVISO® Patients[2]	427	Varied, post-operative	N/A	SPID48: SS vs. placebo or IV PCA morphine	Sublingual sufentanil patients demonstrated pain relief over placebo and morphine

1. Includes placebo patients, where applicable. 2. 323 ZALVISO patients who dosed two 15-mcg tablets within 25 minutes were included in the ARX-04 safety database, balance received placebo.

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the DoD Contract, the DoD has and continues to reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The contract gives the DoD the option to extend the term and provide additional funding. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes has been absorbed within the current contract value. If DSUVIA is approved by the FDA, the DoD has the option to purchase 112,000 units of commercial product pursuant to the terms of the DoD Contract.

We have also held various meetings with Health Authorities in Europe, including Iceland and Hungry who have been designated as rapporteur and co-rapporteur, respectively, to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04 (known as DSUVIA in the United States). Based on feedback from these discussions, we intend to submit a hybrid application for a label indication for ARX-04 in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the anticipated submission of the MAA, we will have only completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We may need an additional controlled study in the emergency department with ARX-04 to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. We anticipate submitting the MAA for ARX-04 in the first half of 2017. A pre-submission meeting was held with the European-appointed rapporteur and co-rapporteur in January 2017.

ZALVISO® (sufentanil sublingual tablet system)

As a follow-on product candidate to DSUVIA in the United States, ZALVISO is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. ZALVISO consists of 15 mcg sublingual tablets delivered by the ZALVISO System, a needle-free, handheld, patient-administered, pain management system, or together, ZALVISO. While still under development in the U.S., as discussed further below, ZALVISO is approved and marketed in the EU.

ZALVISO is a pre-programmed, non-invasive, system to allow hospital patients with moderate-to-severe acute pain to self-dose with sufentanil sublingual tablets, 15 mcg, to manage their pain. ZALVISO is designed to help address certain problems associated with post-operative IV patient-controlled analgesia (PCA). ZALVISO allows patients to self-administer sufentanil sublingual tablets via a pre-programmed, secure system designed to eliminate the risk of programming errors.

On December 16, 2013, AcelRx and Grünenthal GmbH, a company organized under the laws of Germany, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize ZALVISO, our novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, or EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, we will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. We entered into amendments to the License Agreement, effective July 17, 2015 and September 20, 2016, or the License Amendments, and together with the License Agreement, the Amended License Agreement, and entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, effective as of July 17, 2015, and together, the Amended Agreements. For additional information on the Amended Agreements, see Note 6 “Collaboration Agreement” in the accompanying notes to the Consolidated Financial Statements.

ZALVISO was approved for commercial sale by the European Commission in September 2015. Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, the UK, and Italy, and is expected to be commercially launched in the second quarter of 2017 in the Netherlands, Belgium, Portugal, Ireland, Spain, Austria and the Nordics. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of ZALVISO in the EU and EEA by Grünenthal to PDL, or the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2017.

We submitted an NDA for ZALVISO in September 2013, and on July 25, 2014, the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA issued a Complete Response Letter, or CRL, for the ZALVISO NDA. The CRL contains requests for additional information on the ZALVISO System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In March 2015, we received correspondence from the FDA stating that, in addition to the work we had performed to address the items in the CRL, a clinical study would be required to test the modifications to the ZALVISO device and mitigations put in place to reduce the risk of inadvertent dosing/misplaced tablets.

Our IAP312 study is designed to evaluate the effectiveness of changes made to enhance performance of the ZALVISO device, incidence of inadvertent dosing and takes into account comments from the FDA on the protocol. The IAP312 study will include approximately 315 post-operative patients and collect information requested by the Division including device failure rate and incidence of dropped tablets. These results will supplement the three Phase 3 trials already completed that include a head-to-head comparison to IV PCA. We initiated IAP312 in September 2016 and expect to complete this study in mid-2017. Pending successful completion of the IAP312 trial, we anticipate resubmitting the NDA for ZALVISO by the end of 2017.

ARX-03

We have made a strategic decision to hold any further development of ARX-03 (sufentanil/triazolam sublingual tablet), a single, fixed-dose, combination drug product designed to provide mild sedation, anxiety reduction and pain relief for patients undergoing painful procedures in a physician’s office, in order to focus our efforts on the continued development and potential commercialization of DSUVIA (known as ARX-04 outside the United States), and ZALVISO. Accordingly, the Investigational New Drug, or IND, application for ARX-03 has been inactivated.

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

None of our product candidates have been approved by the FDA, although ZALVISO has been approved in the EU.

To date, we have received minimal revenue from the sale of ZALVISO in the EU.

Our Product Candidates

The following table summarizes key information about our existing product candidates.

Product Candidate	Description	Target Use	Status
DSUVIA, known as ARX-04, outside the United States	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	NDA accepted for filing by the FDA with PDUFA goal date of October 12, 2017. MAA filing for ARX-04 targeted for the first half of 2017.

ZALVISO	Sufentanil sublingual tablet system, 15 mcg	Moderate-to-severe acute pain in the hospital setting, administered by the patient as needed

Phase 3 trial, IAP312, initiated in September 2016.

European Commission approved MAA in September 2015 and ZALVISO device is CE marked. Grünenthal began pilot launches of ZALVISO in the European Union in 2016.

DSUVIA (sufentanil sublingual tablet, 30 mcg), known as ARX-04 outside the United States

None of our product candidates have been approved by the FDA, although ZALVISO has been approved in the EU. To date, we have received minimal revenue from the sale of ZALVISO in the EU.

How DSUVIA May Address the Unmet Medical Need of Patients Requiring Short-Term Management of Moderate-To-Severe Acute Pain in Medically Supervised Settings.

Settings in which patients might require the short-term management of moderate-to-severe acute pain include emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based procedures; patients being treated and transported by paramedics; and for battlefield casualties.

While IV opioids are currently employed to control moderate-to-severe acute pain in many of these settings, the use of IV opioids suffers from the following:

•	side effects associated with the most commonly used opioid, morphine, and its active metabolites;

•	infection risk associated with the invasive nature of IV delivery;

•	consumption of hospital resources including an IV pump, a bed where the patient can be monitored, and nurse time; and,

•	possible impairment of a patient’s cognitive abilities, which can make it difficult to provide accurate medical history to physicians during evaluation.

Healthcare providers and hospital administrators caring for patients in moderate-to-severe acute pain in the aforementioned medically supervised settings could significantly benefit from the following items:

•	non-invasively delivered analgesic that utilizes fewer hospital resources, thereby incurring less cost;

•	effective and rapid-acting pain relief with sufficient duration of effect allowing efficient treatment while assuring patient satisfaction;

•	pain relief that does not sacrifice cognitive function; and/or,

•	fewer side effects, including infection risks due to invasive routes of delivery such as IV;

In our clinical studies, DSUVIA has demonstrated the following attributes:

•	ease of administration;

•	pain reduction (as much as 3-points on a validated 10-point scale) beginning as early as 15-to-30 minutes after administration;

•	maintenance of cognitive function; and,

•	adverse event types similar to IV opioids, such as nausea, headache, vomiting and dizziness.

We believe that DSUVIA provides a safety, efficacy and tolerability profile potentially enabling DSUVIA to replace IV opioid use in a majority of patients with moderate-to-severe acute pain in the proposed medically supervised settings. This may be especially true in the emergency medical settings in the United States, where the number of emergency departments is decreasing, resulting in an increased focus on resource management to treat a growing number of patients in an efficient manner.

DSUVIA Description

The benefits of DSUVIA are the result of combining the following three elements:

•	sufentanil, a high therapeutic index opioid;

•	AcelRx’s proprietary, non-invasive sublingual dosage form; and,

•	a disposable single-dose applicator (SDA) that enables simple administration of sufentanil sublingual tablets in medically supervised settings.

DSUVIA utilizes sufentanil, which has one of the highest therapeutic indices of all commercially available opioids, making it an attractive candidate for the management of moderate-to-severe acute pain. Formulated in our proprietary sublingual tablet dosage form, sufentanil provides for relatively high bioavailability, with lower peak drug levels and a longer duration of action compared to IV delivery.

Phase 3 Clinical Trials for DSUVIA

Multi-center, double-blind, placebo-controlled study (SAP301)

In September 2015, we reported that SAP301, a pivotal Phase 3 multi-center, double-blind, placebo-controlled study of DSUVIA that evaluated the efficacy and safety of DSUVIA vs. placebo for the treatment of moderate-to-severe acute pain following ambulatory abdominal surgery, met its primary and secondary endpoints. Results demonstrated that patients receiving DSUVIA administered via a disposable, pre-filled SDA experienced significantly greater pain reduction compared to placebo, as measured by the summed pain intensity difference over 12 hours, or SPID-12, (p<0.001). Adverse events related to study drug were typical of opioid therapy and were similar for patients treated with DSUVIA and placebo, the most common of which were nausea (29%) and headache (12%).

The Phase 3 SAP301 trial enrolled adult patients undergoing outpatient abdominal surgery procedures at four clinical sites in the United States. Following surgery, 163 patients were randomized to receive either DSUVIA, or placebo, in a 2:1 active to placebo ratio. DSUVIA, or placebo, was administered by site staff as requested by the patient, but not more than once per hour. The intent-to-treat, or ITT, population in this study averaged 40.9 years of age with an average Body Mass Index of 27.5, and had a higher percent of females to males (68%:32%). Eighty-nine percent of patients entering the study completed the 24-hour study period.

The primary endpoint of the study was the difference in the SPID-12 score of patients receiving DSUVIA compared to those receiving placebo. SPID‑12 scores were +25.8 for DSUVIA-treated patients and +13.1 for placebo-treated patients; the difference between the two groups being highly statistically significant (p<0.001). Notably, the difference in pain intensity from baseline was superior for DSUVIA over placebo at the earliest time point measured (15 minutes; p=0.002). Secondary efficacy endpoints were also superior for DSUVIA compared to placebo.

There were two SAEs reported during the study period, both of which were in the placebo group and resulted in early termination of the affected patients. No patient in the DSUVIA group dropped out of the study prior to 24 hours due to an adverse event. A lower percent of patients treated with DSUVIA dropped out of the study prior to 24 hours due to lack of efficacy compared to the placebo group (3.7% and 18.5%, respectively; p=0.002).

Multi-center, single-arm, open-label study (SAP302)

Results from the single-arm, open-label Phase 3 SAP302 trial, which assessed DSUVIA in patients who presented to the emergency room with moderate-to-severe acute pain associated with trauma or injury, were reported in August 2016. Overall, the 76 adults treated with DSUVIA in the SAP302 study experienced a mean pain intensity difference to baseline (PID) of 2.9 from a baseline of 8.1, or 35%, on a 0 – 10 numeric rating scale at 60 minutes. In addition, DSUVIA demonstrated a predicted onset of activity in patients enrolled in SAP302. Patients reported a mean pain intensity decrease of 1.1 compared to baseline 15 minutes following first administration of DSUVIA and a decrease of 1.9 after 30 minutes.

DSUVIA was well tolerated in the SAP302 study, with 79% of patients reporting no adverse events. The most common related adverse events reported in the study occurred with single-digit rates – nausea (7%) and vomiting (4%). All these events were rated as mild with the exception of one event of moderate nausea. Drug-induced cognitive impairment was not seen with DSUVIA in this study as assessed using the validated Six-Item Screener, an instrument used to identify patients with cognitive impairment.

Multi-center, single-arm, open-label study (SAP303)

Results from the SAP303 clinical trial, which allowed for administration of DSUVIA for up to 12 hours in 140 patients 40 years of age and older who had moderate-to-severe acute pain following a surgical procedure with general anesthesia or spinal anesthesia (except those who received intrathecal opioids), were reported in September 2016. In this study, DSUVIA was well tolerated in the management of moderate-to-severe acute pain in post-operative study patients, including elderly patients and those with organ impairment. Regardless of age and organ function, approximately 2 in 3 patients had no adverse events during the study (63% of all patients, 63% of those aged ≥65 years, 62% of those with hepatic impairment, 70% of those with renal impairment). The most common related adverse events were nausea (27%) and dizziness (4%). On a global assessment of DSUVIA as a method of pain control, 90% of healthcare professionals and 87% of patients responded “good” or “excellent.”

The primary efficacy variable for SAP303 was the SPID-12, and secondary efficacy variables included pain intensity by evaluation time point. In this study, DSUVIA showed a reduction in pain intensity starting at 30 minutes after the first dose, followed by 27%, 49%, and 57% reductions in mean pain intensity from a baseline mean pain score of 6.2 at 1 hour, 2 hours, and 12 hours, respectively.

The FDA has also agreed to allow us to include as supporting safety information in the NDA for DSUVIA, data from 323 patients treated in the ZALVISO clinical studies who had administered two sufentanil sublingual 15 mcg tablets 20-to-25 minutes apart. We have previously completed and analyzed pharmacokinetic and modeling data, which demonstrated the equivalency of one sufentanil sublingual tablet, 30 mcg, to two sufentanil sublingual tablets, 15 mcg, taken 20-to-25 minutes apart.

Phase 2 Clinical Trial for DSUVIA

Placebo-controlled, dose-finding study (SAP202)

In April 2013, we announced top-line results demonstrating that a placebo-controlled, dose-finding, Phase 2 trial of our investigational single-dose sufentanil sublingual tablet for acute pain, DSUVIA successfully met its primary endpoint. Results demonstrated that patients receiving DSUVIA administered by a healthcare professional, no more frequently than once per hour, had significantly greater pain reduction as measured by SPID-12 than placebo-treated patients (+6.53 for DSUVIA-treated patients and -7.12 for placebo-treated patients; p=0.003). The sufentanil sublingual 20 mcg tablet-treated patients did not achieve SPID-12 scores that differentiated from placebo. Adverse events reported in the study were generally mild-to-moderate in nature, with two serious adverse events of post-surgical infection reported, both of which were determined by the investigator to be unrelated to study drug. This dose-ranging study randomized 101 patients following bunionectomy surgery in a 2:2:1 ratio to sufentanil sublingual tablet, 30 mcg, sufentanil sublingual tablet, 20 mcg, or placebo treatment arms. The intent-to-treat, or ITT, population in this study averaged 42.5 years of age and was evenly balanced for males and females (51%:49%). Ninety-one percent of patients entering the study completed the full 12-hour study period.

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

Two SAEs, both in the 20 mcg-dose group, occurred one week after the study (surgical infections) and were deemed unrelated to study drug. All but two adverse events reported in the study were mild-to-moderate in nature with 58 patients (58%) reporting a total of 135 adverse events. The most frequently reported related adverse events for patients receiving active drug were nausea (46%) and vomiting (21%). Two patients discontinued treatment, one unrelated to study drug (anxiety/chest pain) and the other probably related to study drug (somnolence/respiratory depression); however, both patients recovered without medical intervention.

ZALVISO— Sufentanil Sublingual Tablet System

None of our product candidates have been approved by the FDA, although ZALVISO has been approved in the EU. To date, we have received minimal revenue from the sale of ZALVISO in the EU.

 ZALVISO Description

The benefits of ZALVISO are the result of combining the following three elements:

•	sufentanil, a high therapeutic index opioid;

•	sufentanil sublingual tablets, our proprietary, non-invasive sublingual dosage form; and,

•	our novel, pre-programmed, handheld PCA device that enables simple patient-controlled delivery of sufentanil sublingual tablets in the hospital setting and eliminates the risk of programming errors.

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

None of our product candidates have been approved by the FDA, although ZALVISO has been approved in the EU. To date, we have received minimal revenue from the sale of ZALVISO in the EU.

Drugs are classified or scheduled by the Drug Enforcement Agency, or DEA, according to their potential for abuse and addiction. Sufentanil is scheduled as a class II opioid. Scheduled drugs, when they are under patient control in a hospital setting, must be secured and have adequate dose access control and tracking mechanisms. Our novel handheld PCA device has the following safety features:

•	an authorized access card, which is a wireless system access key for the healthcare professional;

•	a wireless, electronic, adhesive thumb tag that acts as a single-patient identification key;

•	pre-programmed 20-minute lock-out to avoid overdosing;

•	tablet singulation, or dispensing, motion that eliminates runaway motor delivery risk;

•	a security tether that is designed to prevent theft and misuse; and,

•	fully automated inventory record of sufentanil sublingual tablet usage.

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

Adverse Reactions Occurring in > 2% in Either Group

Possibly or Probably Related Adverse Reactions	ZALVISO n=429	Placebo n=162
At least 2% in either group	Two Placebo- Controlled Phase 3 Studies
Nausea	29.4%	22.2%
Vomiting	8.9%	4.9%
Oxygen Saturation Decreased	6.1%	2.5%
Pruritus	4.7%	0%
Dizziness	4.4%	1.2%
Constipation	3.7%	0.6%
Headache	3.3%	3.7%
Insomnia	3.3%	1.9%
Hypotension	3.0%	1.2%
Confusional state	2.1%	0.6%

3 patients (0.7%) in the ZALVISO group had treatment-emergent respiratory events that required naloxone reversal.

The Market Opportunity for DSUVIA and ZALVISO

United States

According to commissioned research, we estimate that there are currently 91.9 million patients who are treated in various medically supervised settings for their moderate-to-severe acute pain which is significant enough to warrant the use of an opioid. We believe these patients may be eligible for treatment with DSUVIA, and in some cases ZALVISO, if approved in the United States. For DSUVIA, the current estimate of eligible patients, by setting, is as follows:

Emergency Services (includes pre-hospital and Emergency Department treatment)	51.5 million
Hospital procedures	14.5 million
Hospital outpatient surgery	7.2 million
Ambulatory Surgery Centers outpatient surgery	3.5 million
Ambulatory Surgery Center procedures	1.9 million
Office-based plastic surgery	1.4 million
Office-based procedures	2.3 million

We estimate there are 7.8 million inpatient surgery patients and 1.8 million hospital inpatient floor (non-surgical) patients who could be eligible for treatment with either DSUVIA or ZALVISO, if approved in the United States.

We estimate that DSUVIA represents a $1.1 billion opportunity at peak year net sales, assuming treatment of an estimated 9.1 million patients with moderate-to-severe acute pain. There can be no assurance that our estimate regarding the number of patients treated in the various settings will be accurate.

Europe

According to recent EU5 (France, Germany, Italy, Spain, and the United Kingdom) national health statistics, 142 million patients are represented across the ARX-04 target segments annually. Each year, there are an estimated 110 million emergency attendances and 32 million surgical procedures performed each year. It is anticipated that there are 51 million patients in emergency medicine with moderate-to-severe acute pain and 16 million with moderate-to-severe acute pain following surgery each year. Using the published priced benchmarks of Penthrox (methoxyflurane) and branded fentanyl products, £17.89 (UK) and €8.04 (Germany), respectively, we believe that ARX-04 could achieve an average price point equivalent to €15 price per unit. A recently published micro-costing literature review has determined the total cost of drug and labor per patient necessary to administer IV opioids in the emergency department in the EU5 countries ranges from €18.31 to €28.38. Based on this information, we believe peak year sales in emergency medicine and post-operative pain across Europe are expected to be approximately €700 million, assuming ARX-04 achieves an average price point equivalent to €15; however, there can be no assurance that ARX-04 will be able to achieve a €15 price per unit.

Our Strategy

Our strategy is to develop and commercialize DSUVIA, if approved, in the United States. We have designed and developed DSUVIA for the treatment of moderate-to-severe acute pain in a medically supervised setting. DSUVIA is intended to be administered by a healthcare professional. We intend to commercialize DSUVIA ourselves with the initial target market of emergency medicine. We intend to expand the promotion of DSUVIA into other areas of the hospital, including post-surgical and non-surgical patients with moderate-to-severe acute pain, and patients undergoing painful procedures. Beyond the hospital, we intend to promote DSUVIA in ambulatory surgery centers and certified doctor’s offices for use in patients with moderate-to-severe acute pain. We anticipate our commercial efforts will require a modestly sized commercial organization in the United States. We will selectively utilize third-party contractors in order to maximize the capital efficiency of our manufacturing and commercialization efforts. If the IAP312 study is successful, and ZALVISO is approved by the FDA, we may commercialize ZALVISO ourselves as a follow-on product in the United States. We may enter into partnerships to market our product candidates outside the United States. In December 2013, we announced a commercial collaboration with Grünenthal, covering the territory of the European Union, certain other European countries and Australia for ZALVISO for potential use in pain treatment within or dispensed by a hospital, hospice, nursing home or other medically supervised setting. We retain all rights in remaining countries, including the United States.

DSUVIA

Our specific strategy with respect to DSUVIA is to:

•	seek regulatory approval in the United States;

•	further expand our relationship with our contract manufacturing organizations, or CMOs, for the manufacture and packaging of DSUVIA;

•	build a targeted sales force focused on the emergency room and hospitals in the United States; and,

•	on our own, or with a partner, supply the DoD and other military organizations as requested and appropriate.

ARX-04 (known as DSUVIA in the United States)

Our specific strategy with respect to ARX-04 in territories outside of the United States is to:

•	seek regulatory approval in the EEA;

•	seek commercial partnerships for ARX-04 in countries outside of the United States; and/or,

•	build a modest commercial operation focused on the emergency room and hospitals in certain countries in the EEA.

ZALVISO

Our specific strategy with respect to ZALVISO is to:

•	collaborate with Grünenthal to continue to support the launch of ZALVISO in their licensed territories;

•	continue to strengthen our commercial relationships for the manufacturing of the components and assembly of the ZALVISO System; and,

•	seek regulatory approval in the United States and, if successful, potentially promote ZALVISO as a follow-on product to DSUVIA.

Sales and Marketing

We anticipate developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States and perhaps certain EEA countries, either alone or with strategic partners. In geographies where we decide not to commercialize ourselves, we would seek to out-license commercialization rights. In executing our strategy, our goal is to have significant control over the development process and commercial execution for DSUVIA, while retaining meaningful economics.

We plan to build progressively commercial capability to support introduction of DSUVIA to the United States market as we move toward potential NDA approval. We foresee two stages of commercial execution to support successful introduction of DSUVIA in the United States:

Prior to FDA approval of DSUVIA, we plan to:

•

create and deploy a focused scientific support team to gather a detailed understanding of individual emergency room, and hospital needs in order to be prepared to present DSUVIA effectively at the time of commercial launch;

•	increase awareness of the clinical profile of sublingual administration of sufentanil through publication of our clinical data;

•

engage appropriate Advisory Boards that include representative emergency room physicians, anesthesiologists, surgeons, nurses, P&T committee members and other related experts to provide us with input on appropriate commercial positioning for DSUVIA for each of these key audiences;

•	build a sales and marketing organization that can define appropriate segmentation and positioning strategies and tactics for DSUVIA; and,

•	gather relevant clinical and health economic data identifying the limitations of IV opioids and other relevant treatments for moderate-to-severe acute pain in use today.

Assuming FDA approval, we plan to:

•	establish DSUVIA on hospital and ambulatory surgery center formularies through deployment of an experienced team to explain the clinical and health economic attributes of DSUVIA;

•

create and progressively deploy a high-quality, customer-focused and experienced sales organization dedicated to bringing innovative, highly valued healthcare solutions to patients, payors and healthcare providers, including progressively building a targeted sales force of approximately 65 people in the United States;

•	conduct post-approval clinical trials for DSUVIA;

•	undertake efforts to establish DSUVIA as a suitable choice for moderate-to-severe acute pain in medically supervised settings; and,

•	expand the market through deployment of DSUVIA into other suitable medically supervised settings outside of the hospital and ambulatory surgery centers.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue. For a more comprehensive discussion of the risks related to our commercialization, please see “Risk Factors— Risks Related to Commercialization of Our Product Candidates” appearing elsewhere in this Form 10-K.

Collaborative Arrangements

Grünenthal Collaboration

On December 16, 2013, we and Grünenthal entered into the License Agreement, as amended effective July 17, 2015 and September 20, 2016, and related MSA, as amended effective July 17, 2015, together the Amended Agreements. The License Agreement grants Grünenthal rights to commercialize ZALVISO, or the Product, in the Territory for human use in pain treatment in the Field. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, we are required to exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory.

Under the terms of the Amended Agreements with Grünenthal, we received an upfront cash payment of $30.0 million in December 2013, a milestone payment of $5.0 million related to the MAA submission, which occurred in July 2014, and a $15.0 million milestone payment due to the EC approval of the MAA for ZALVISO in September 2015. Under the Amended License Agreement, we are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the sales level achieved, on net sales of ZALVISO in the Territory. For additional information on the Amended Agreements, see Note 6 “Collaboration Agreement” in the accompanying notes to the Consolidated Financial Statements.

On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of ZALVISO in the EU and EEA by Grünenthal to PDL, or the Royalty Monetization. We received gross proceeds of $65.0 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements.

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

As of December 31, 2016, we are the owner of record of 20 issued U.S. patents, which together provide coverage for sufentanil sublingual tablets, and the device components of ZALVISO and the DSUVIA. These patents provide coverage through at least 2027. We also hold four issued European patents, each valid in at least ten countries in Europe. In addition, we own six patents in Japan, seven in China and seven in Korea, and a number of other international patents which provide coverage through at least 2027. We are also pursuing a number of U.S. and foreign patent applications. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

We continue to seek and expand our patent protection for both compositions of matter and delivery devices, as well as methods of treatment related to our product candidates. In particular, we are pursuing additional patent protection for our ZALVISO and DSUVIA formulations, our ZALVISO device, the combination of drugs and our ZALVISO device, our DSUVIA SDA, as well as to methods of treatment using such drug and device compositions.

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

Potential Competition for DSUVIA

Within the civilian environment, there are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. More specifically, competitors for DSUVIA in the emergency department are likely to include generic injectable intravenous opioids such as morphine, hydromorphone and fentanyl. In this environment, DSUVIA may also compete with other branded non-invasive products or product candidates, such as Egalet Corporation’s SPRIX, Hospira Inc.’s DYLOJECT (Hospira, Inc. was recently sold by Pfizer, Inc. to ICU Medical), Acura Pharmaceuticals, Inc.’s OXAYDO, Depomed, Inc.’s NUCYNTA, Bristol-Myers Squibb Company’s COMBUNOX, Purdue Pharma, L.P.’s OXYFAST, Endo Pharmaceuticals, Inc.’s OPANA, Medical Developments International Limited’s PENTHROX (methoxyflurane) inhaler, CL-108, a bi-layered tablet, in development by Charleston Laboratories Inc., in collaboration with Daiichi Sankyo, or generic oral opioids which have moderate-to-severe acute pain labeling. In the short-stay or ambulatory surgery segment, DSUVIA will likely compete with these products in addition to generic injectable local anesthetics such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Heron Therapeutics, Inc. is in Phase 2 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain, and Recro Pharma, Inc. is developing IV meloxicam, which is in Phase 3 clinical trials for the treatment of moderate-to-severe acute pain. According to clinicaltrials.gov, SUBSYS, a sublingual fentanyl spray currently approved and marketed by INSYS Therapeutics, Inc. for breakthrough cancer pain, will be studied as a potential treatment for acute pain in emergency room patients, post-operative patients, and in patients undergoing painful procedures without sedation. Within the military environment, and in certain civilian settings, DSUVIA competitors may also include intramuscular morphine or ketamine injections that are marketed by a variety of generic manufacturers.

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

Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. In addition, oral and parenteral opioids administered by the nurse are used to manage moderate-to-severe acute pain in the hospital, available both as branded and generic products. These oral opioids, as well as IV PCA opioids, are often used as part of a multi-modal analgesia approach, which might include, in addition to the opioid, NSAIDs, acetaminophen, gabapentanoids and other pain management modalities, as well as local anesthetic blocks to provide temporary blockage of the pain signal, either as a wound infiltration agent or as a nerve block. These local anesthetic agents such as bupivacaine can also utilize controlled-release formulations such as Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Halyard Health, Inc. has developed a medical device, the ON-Q Pain Relief System, which is a non-narcotic elastomeric pump that automatically and continuously delivers a regulated flow of local anesthetic to a patient’s surgical site or in close proximity to nerves, providing targeted pain relief for up to five days.

Additional potential competitors for ZALVISO include the fentanyl iontophoretic transdermal system, IONSYS, originally developed by Alza Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and most recently by The Medicines Company. On April 30, 2015, IONSYS was approved for marketing in the U.S. by the FDA, and in November 2015, IONSYS was approved for marketing in Europe, providing a first-to-market advantage for IONSYS, which is marketed by The Medicines Company. Cara Therapeutics, Inc. is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena, Inc. is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute post-operative pain. Trevena, Inc. initiated Phase 3 development of TRV130 in the first quarter of 2016. In addition, as mentioned above, Heron Therapeutics, Inc. is in Phase 2 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain, and Recro Pharma, Inc. is developing IV meloxicam, which is in Phase 3 clinical trials for the treatment of moderate-to-severe acute pain. Recro Pharma, Inc. is also developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain, for which it announced positive efficacy results in its Phase II clinical trial. Finally, Innocoll AG is developing XARACOLL a controlled-release resorbable implant containing bupivacaine, and Durect Corporation has been developing POSIDUR, a controlled-release bupivacaine product candidate utilizing Durect Corporation’s Saber technology.

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

Device Manufacturing and Supply

The device components of ZALVISO are manufactured by contract manufacturers, component fabricators and secondary service providers. Suppliers of components, subassemblies and other materials are located in Korea, Japan, Germany, China, Taiwan, Malaysia, Canada and the United States. All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up ZALVISO. FDA regulations require that materials be produced under cGMPs or Quality System Regulation, or QSR. We outsource injection molding of all the plastic parts for the cartridge and device and product sub-assemblies; tablet cartridge filling and packaging; and assembly, packaging and labeling of the dispenser and controller.

DSUVIA utilizes an SDA in the delivery of the tablets. FDA regulations require that materials be produced under cGMPs or QSR, as required for the respective unit operation within the manufacturing process. We outsource injection molding of all the plastic parts for the SDA, and product sub-assemblies; and filling, packaging and labeling of SDAs.

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

•	submission to the FDA of an NDA for a new drug product;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product and the drug substance(s) are produced to assess compliance with cGMP;

•	payment of application, user and facility fees; and,

•	FDA review and approval of the NDA.

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

Our product candidates, DSUVIA, ZALVISO, and others, are regulated under IND applications for clinical development and in the case of ZALVISO, all device related information is filed under the Chemistry, Manufacturing and Controls Section, or CMC, of an IND.

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

In December 2015, the Committee for Medicinal Products for Human Use, or CHMP, at the European Medicines Agency, or EMA, confirmed that an MAA for ARX-04 may be submitted in the EU under the EMA’s centralized procedure. This regulatory procedure, reserved for novel products, biotechnology products and new chemical entities, allows for commercialization across 31 EU and EFTA countries based on approval by EMA. We are currently preparing the ARX-04 MAA with a target submission date in the first half of 2017.

We are responsible for maintaining ZALVISO device regulatory approval in the EU in order to support the manufacturing and supply of ZALVISO to Grünenthal for commercial sales. We completed the Conformité Européenne approval process for the ZALVISO device, more commonly known as a CE Mark approval. We received CE Mark approval in December 2014, which permits the commercial sale of the ZALVISO device in the European Union. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system. This is an internationally recognized quality standard for medical devices. Certification of our quality management system was issued by the British Standards Institution, or BSI, a Notified Body. ISO 13485:2003 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers. We have since undergone successful surveillance audits by the Notified Body for the ZALVISO CE mark and for our status as an ISO 13485 certified device manufacturer.

Controlled Substances Regulations

Sufentanil, a Schedule II controlled substance, is the active pharmaceutical ingredient in DSUVIA and ZALVISO. Controlled substances are governed by the Drug Enforcement Administration, or DEA, of the U.S. Department of Justice. Similarly, sufentanil is regulated as a controlled substance in Europe and other territories outside of the U.S. The handling of controlled substances and/or drug product by us, our contract manufacturers, analytical laboratories, packagers and distributors, are regulated by the Controlled Substances Act and regulations thereunder.

The Drug Supply Chain Security Act of 2013, or DSCSA, imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements are that manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for, purchasing, leasing, ordering or arranging for the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare program. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and/or formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices involving remuneration that may be alleged to be intended to induce purchasing, leasing or ordering may be subject to scrutiny if they do not qualify for an exception or safe harbor. The failure to satisfy all of the requirements of an applicable exception or safe harbor do not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under an exception or safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act or PPACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).

The federal civil False Claims Act and related laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. Further, the Civil Monetary Penalties Law imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to, among others, a federal healthcare program that the person knows or should know is for a medical or other item or service that was not provided as claimed or is false or fraudulent.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, or PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies, for which federal healthcare program payment is available, report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. FDA and some states require the posting of information relating to clinical studies. In addition, certain states such as California require pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products will be sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Furthermore, political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Initiatives to reduce the federal deficit and to reform healthcare delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability. In March 2010, the Affordable Care Act was signed into law. Among other cost containment measures, the Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act. In January, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act. The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. We will continue to evaluate the effect that the Affordable Care Act and any future measures to repeal or replace the Affordable Care Act have on our business.

Further, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payer or policy actions, which may include cost containment and other healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

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

In the United States, the PPACA was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. Aspects of PPACA that may impact our business include:

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

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and,

•	creation of the Independent Payment Advisory Board which has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs.

PPACA has the potential to substantially change health care financing and delivery by both governmental and private insurers, and may also increase our regulatory burdens and operating costs.

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

Moreover, the DSCSA imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. AcelRx is engaging CMOs and solution providers in serialization to implement the requirements of the DSCSA on our products. The acceptability of the approach that AcelRx is implementing will be ultimately subject to review by the FDA.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $21.4 million, $22.5 million and $24.5 million during the years ended December 31, 2016, 2015 and 2014, respectively. We plan to incur significant expenditures for the foreseeable future as we seek to continue the development of ARX-04 and ZALVISO and begin commercial preparations for ARX-04 and ZALVISO.

Employees

As of December 31, 2016, we employed 39 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of DSUVIA (known as ARX-04 outside of the United States), which may not receive regulatory approval in the United States or in Europe.

Since our inception in 2005, we have focused primarily on development of our product candidate, ZALVISO®; however, given the delay in the potential approval of ZALVISO in the United States, we believe the importance of DSUVIA (known as ARX-04 outside of the United States) (sufentanil sublingual tablet, 30 mcg) to our future success has increased. DSUVIA is now our lead product candidate and ZALVISO will serve as a follow-on product, if approved in the United States. In December 2016, we submitted the New Drug Application, or NDA, for DSUVIA for the treatment of patients experiencing moderate-to-severe acute pain in a medically supervised setting to the United States Food and Drug Administration, or FDA. The NDA was accepted for filing by the FDA with a Prescription Drug User Fee Act, or PDUFA, goal date of October 12, 2017.

As part of our development program, we met with the FDA in December 2015 to review plans for the NDA for DSUVIA. We have also held various meetings with Health Authorities in Europe to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04 (known as DSUVIA in the United States). Based on feedback from discussions with the Health Authorities in Europe, we intend to submit the MAA for ARX-04 for a label indication for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of submission of the MAA, we will have only completed one open-label study in the emergency room for acute pain patients, in addition to three Phase 3 post-operative pain studies. We may need an additional controlled study in the emergency department setting with ARX-04 to obtain a label that includes trauma-related pain in addition to post-operative pain in the European Union, or EU. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. A pre-submission meeting was held with the assigned rapporteur and co-rapporteur in January 2017 and, a hybrid MAA submission is planned in the first half of 2017. If DSUVIA is not approved for sale in the United States or ARX-04 is not approved for sale in the EU, or if it is approved with a more limited indication, it could have a significant impact on our ability to generate cash flows from product sales or to enter into a collaboration agreement. If we are unable to receive approval to commercialize DSUVIA in the United States, we would be required to find alternative sources of capital to continue operations. If DSUVIA is not approved for sale in the United States, and we are unsuccessful in finding alternative sources of capital, it will be difficult for us to continue under our current operating plan.

Any disagreement with the FDA or EMA as to the results from SAP301, SAP302, and SAP303, and therefore any additional requirements imposed by the FDA or EMA prior to approval of the NDA or the planned MAA submission, as well as any delay in approval by the FDA of the DSUVIA NDA, or by the EMA of the ARX-04 MAA, if and when it is submitted, may negatively impact our stock price and harm our business operations. The FDA may hold an Advisory Committee meeting to obtain committee input on the safety and efficacy of DSUVIA. Typically, Advisory Committees will provide responses to specific questions asked by the FDA, including the Committee’s view on the approvability of the drug under review. Advisory Committee decisions are not binding but an adverse decision at the Advisory Committee may have a negative impact on the regulatory review of DSUVIA. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing DSUVIA in the United States or ARX-04 in Europe, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for DSUVIA in the United States or ARX-04 in the EU, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the clinical and regulatory success of ZALVISO, which may not succeed in the current IAP312 study or receive regulatory approval in the United States.

While the importance of ARX-04 (known as DSUVIA in the United States) to our future success has increased, ZALVISO remains an important follow-on product candidate for us. The success of the current IAP312 study and ultimate approval by the FDA is important to our investors and our current and any potential future collaboration partner. Should the current IAP312 study be unsuccessful and ZALVISO not be approved by the FDA, the lack of success may have a negative impact. The success of ZALVISO, in part, relies upon our ability to develop and receive regulatory approval of this product candidate in the United States for the management of moderate-to-severe acute pain in adult patients in the hospital setting. To date, our Phase 3 program for ZALVISO has consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for ZALVISO to the FDA in September 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for ZALVISO. The CRL contains requests for additional information on the ZALVISO System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of the Type C meeting with FDA, which took place in September 2015, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance ZALVISO device performance. We completed the protocol review with the FDA and initiated IAP312 in September 2016. The IAP312 study was designed to rule out a 5% device failure rate. The study design requires a minimum of 315 patients. In the IAP312 study, sites will proactively look for tablets that have been dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. In the prior Phase 3 studies based on approximately 30,000 tablets dispensed there were 15 dropped tablets discovered from 7 out of 768 patients. With study sites proactively looking for dropped tablets, we anticipate the observed rate of inadvertent dispensing will be as high or higher in IAP312 than previously reported in the combined Phase 3 studies. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The protocol will evaluate all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. Further, the correspondence from the FDA suggests that we may need to modify the Risk Evaluation and Mitigation Strategies, or REMS, for ZALVISO to address dropped tablets. Timing of the completion of the IAP312 study will be dependent on the rate of patient enrollment in the study, among other things.

There is no guarantee that the additional work we perform related to ZALVISO, including the IAP312 trial, will be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of ZALVISO in a timely fashion, if at all. For example, the trial might not meet its objectives or the FDA could still have concerns regarding the performance of the device, inadvertent dosing (dropped tablets), or other issues. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any NDA resubmission or approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all. If the ZALVISO NDA is resubmitted, the FDA may hold an Advisory Committee meeting to obtain committee input on the safety and efficacy of ZALVISO. Typically, Advisory Committees will provide responses to specific questions asked by the FDA, including the Committee’s view on the approvability of the drug under review. Advisory Committee decisions are not binding but an adverse decision at the Advisory Committee may have a negative impact on the regulatory review of ZALVISO. Additionally, we may choose to engage in the dispute resolution process with the FDA.

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

We have reported positive top-line data from our three Phase 3 clinical trials for ARX-04 (known as DSUVIA in the United States), or SAP301, SAP302, and SAP303, as well as each of our three ZALVISO Phase 3 clinical trials completed to date, in addition to all of our Phase 2 clinical trials for ARX-04 and ZALVISO. However, even if we believe that the data from clinical trials is positive, the FDA has and in the future could determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. Any such determination by the FDA would delay the timing of our commercialization plan for DSUVIA and ZALVISO, or further development of our other product candidates, and adversely affect our business operations. For example, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for ZALVISO which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Any additional clinical trials would delay our development efforts for ZALVISO, which would have a material adverse effect on our business.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed three Phase 3 clinical trials for DSUVIA (known as ARX-04 outside the United States), three Phase 3 clinical trials for ZALVISO, and several Phase 2 clinical trials both for DSUVIA and ZALVISO, future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in June 2014, we completed a pharmacokinetic study in support of the DSUVIA development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a ZALVISO sufentanil sublingual tablet, 15 mcg, dosed 20 minutes apart were equivalent to one sublingual administration of a sufentanil sublingual tablet, 30 mcg. Based on the pharmacokinetic equivalency of two ZALVISO tablets to one DSUVIA tablet, the FDA has agreed to accept 323 ZALVISO patients into the DSUVIA safety database; however, the FDA also required that the DSUVIA safety database comprise 350 patients dosed with at least one dose of DSUVIA. Based on this feedback from the FDA, we expanded the clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings, in order to increase the DSUVIA safety database. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses increased. Finally, we postponed the start of IAP312, originally planned for the first quarter of 2016, to September 2016. The postponement was due to a delay in the receipt and testing of final clinical supplies for this trial. As a result, the development timeline for ZALVISO was further extended. We anticipate the enrollment and treatment period for IAP312 will continue through mid-2017; however, timing of the completion of the IAP312 study will be dependent on the rate of patient enrollment in the study, among other things.

Our clinical trials for any of our product candidates could be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	imposition of a clinical hold by the FDA, IRBs or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required Institutional Review Board approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the tablets and device components of our product candidates;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment or being delayed in entering data to allow for clinical trial database closure;

•	time required to add new clinical sites; or,

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Phase 2 clinical trials we conducted with ZALVISO did generate some AEs, but no SAEs, related to the trial drug. In our Phase 3 active-comparator clinical trial (IAP309), 7% of ZALVISO-treated patients dropped out of the trial prematurely due to an AE (10% in placebo group), and we observed three serious adverse events, or SAEs, that were assessed as possibly or probably related to study drug (one in the ZALVISO group and two in the IV patient-controlled morphine group). In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310), 5% of ZALVISO-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). There were no SAEs determined to be related to study drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP311), 7% of ZALVISO-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). Two patients (one each in the ZALVISO group and placebo group) experienced an SAE considered possibly or probably related to the trial drug by the investigator.

In our Phase 2 DSUVIA placebo-controlled bunionectomy study (SAP202), two patients in the DSUVIA 30 mcg group (5%) discontinued treatment due to an AE, one unrelated to study drug and the other probably related to study drug. There were no SAEs deemed related to study drug. In our Phase 3 placebo-controlled abdominal surgery study (SAP301), no DSUVIA-treated patients dropped out of the trial prematurely due to an AE (4% in placebo group). There were two SAEs determined to be related to study drug in the placebo-treated group. In our Phase 3 open-label, single-arm Emergency Room study (SAP302), no DSUVIA-treated patients dropped out of the trial prematurely due to an AE. One patient had an SAE possibly or probably related to study drug. In our post-operative study in patients aged 40 years or older (SAP303), 3% of DSUVIA-treated patients dropped out of the trial prematurely due to an AE. There were no SAEs deemed related to study drug.

If any of our future products, including DSUVIA (known as ARX-04 outside the United States) or ZALVISO, cause serious or unexpected side effects after receiving marketing approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of modified Risk Evaluation and Mitigation Strategies, or REMS;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; or,

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

Additional time may be required to obtain U.S. regulatory approval for DSUVIA and ZALVISO because they are drug/device combination products.

DSUVIA and ZALVISO are combination product candidates with both drug and device components. The FDA requires both the drug and device components of combination product candidates to be reviewed as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as DSUVIA and ZALVISO. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of ZALVISO due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA, and we may experience similar delays and regulatory uncertainties related to the FDA’s review of the NDA for DSUVIA.

Except for ZALVISO approval in Europe, we cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.

We cannot commercialize any of our product candidates, including DSUVIA (known as ARX-04 outside the United States) or ZALVISO, until the appropriate regulatory authorities, such as the FDA or the EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. As part of our development program, we met with the FDA in December 2015 to review plans for an NDA for DSUVIA. Based on feedback from the FDA, we expanded the clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings, in order to increase the DSUVIA safety database. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses increased. We have also held various meetings with Health Authorities in Europe to discuss the submission of an MAA for ARX-04. Based on feedback from discussions with the Health Authorities in Europe, including a pre-submission meeting with the European-appointed rapporteur and co-rapporteur in January 2017, we intend to submit an MAA for a label indication for the treatment of acute moderate-to-severe pain in medically supervised settings. At the time of submission of the MAA we will have only completed one open-label study in the emergency room for acute pain patients, in addition to three Phase 3 post-operative pain studies. We may need an additional active-controlled study in the emergency department setting with ARX-04 to obtain a label that includes both post-operative pain and trauma-related pain. In addition, we anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. These additional studies will delay commercialization and any associated future revenues from ARX-04 in these countries.

In September 2015, the European Commission, or EC, approved Grünenthal’s, MAA for ZALVISO for post-operative pain; however, we cannot predict the commercial success of ZALVISO. We received a CRL for ZALVISO on July 25, 2014, which contains requests for additional information on the ZALVISO System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance the ZALVISO device. We have completed the protocol review and initiated the IAP312 study in September 2016, in order to support our NDA resubmission. Timing of the completion of the IAP312 study will be dependent on the rate of patient enrollment in the study, among other things. Although the FDA has provided feedback on the DSUVIA clinical program and reviewed the protocol for IAP312, and we have incorporated feedback from Health Authorities in Europe concerning the submission of the MAA for ARX-04, pending the results of our clinical trials, the FDA or EMA may in the future require us to complete additional clinical work prior to approving the NDA for DSUVIA, resubmitting the NDA for ZALVISO, or submitting the MAA for ARX-04. Additional delays may result if any of our product candidates is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

The FDA and other foreign regulatory agencies, such as the EMA, can delay, limit or deny marketing approval for many reasons, including:

•	a product candidate may not be considered safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and,

•	changes in their approval policies or adoption of new regulations may require additional work on our part.

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

Even if we obtain regulatory approval for DSUVIA, ZALVISO and our other product candidates in the United States, we and our collaborators face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. Additionally, the labeling ultimately approved for DSUVIA, ZALVISO and our other product candidates, if approved, will likely include restrictions on use due to the opioid nature of sufentanil.

DSUVIA, ZALVISO and our other product candidates, if approved in the United States in the future, will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

If we fail to comply with applicable regulatory requirements following approval of our product candidates, a regulatory agency may:

•	issue a warning letter asserting that we are in violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending NDA or supplements to an NDA submitted by us;

•	seize product; or,

•	refuse to allow us to enter into supply contracts, including government contracts.

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

DSUVIA, ZALVISO and our other product candidates will require Risk Evaluation and Mitigation Strategies, or REMS.

Our product candidates, if approved in the United States, will require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use. While we have received pre-clearance from the FDA regarding certain aspects of the proposed required REMS for ZALVISO, we cannot predict the final REMS to be required as part of any FDA approval of ZALVISO. Depending on the extent of the REMS requirements, any United States launch may be delayed, the costs to commercialize ZALVISO may increase substantially and the potential commercial market could be restricted. DSUVIA, if approved, will also require REMS programs that may significantly increase our costs to commercialize these product candidates. Furthermore, risks of sufentanil that are not adequately addressed through proposed REMS for our future product candidates, if approved, may also prevent or delay their approval for commercialization.

Existing and future legislation may increase the difficulty and cost for us to commercialize DSUVIA, ZALVISO and any of our product candidates that may obtain commercial approval in the future, and affect the prices we may obtain.

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of ZALVISO outside the EU, or our other product candidates, including DSUVIA (known as ARX-04 outside the United States), restrict or regulate post-approval activities for DSUVIA, ARX-04 and ZALVISO, and affect our ability to profitably sell any products for which we obtain marketing approval.

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

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and,

•	creation of the Independent Payment Advisory Board which has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2017 and may continue to incur losses for the foreseeable future.

Since our inception in 2005, we have focused primarily on development of our product candidate, ZALVISO. ZALVISO has become a follow-on product candidate to the Company, while DSUVIA (known as ARX-04 outside the United States) has become the focus. In September 2015, we announced that a pivotal Phase 3 study of DSUVIA, SAP301, met all primary and secondary endpoints and in October 2015, we initiated SAP302, a Phase 3 study of DSUVIA in the emergency room. Based on feedback from the FDA, we expanded the clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings, in order to increase the DSUVIA safety database. Accordingly, we expanded the population in the SAP302 study of DSUVIA and conducted an additional study, SAP303, in post-operative patients with moderate-to-severe acute pain, including elderly and organ impaired patients. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses increased. In addition, the FDA has requested an additional clinical trial for ZALVISO, IAP312, prior to resubmission of the ZALVISO NDA which will increase our development costs for the ZALVISO program. We have incurred significant net losses in each year since our inception in July 2005, and as of December 31, 2016, we had an accumulated deficit of $246.4 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, sale of royalty and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we continue our research and development activities for our product candidates, including addressing issues raised by the FDA related to regulatory review of ZALVISO, as well as to support manufacturing and supply of ZALVISO in Europe for Grünenthal. While Grünenthal has begun the commercial launch of ZALVISO in the EU, if DSUVIA (known as ARX-04 outside the United States), ZALVISO, or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

We are substantially dependent on our commercial partner, Grünenthal, to successfully commercialize ZALVISO in Europe.

On December 16, 2013, we entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements, with Grünenthal. We entered into amendments to the License Agreement effective July 17, 2015 and September 20, 2016, or the License Amendments, and an amendment to the MSA effective July 17, 2015, or the MSA Amendment, with Grünenthal, and together with the License Agreement, and the MSA, the Amended Agreements. The Amended Agreements grant rights to commercialize ZALVISO in the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings. In September 2015, the European Commission approved Grünenthal’s MAA for ZALVISO for the management of acute moderate-to-severe post-operative pain in adult patients. Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, the UK, and Italy, and is expected to be commercially launched in the second quarter of 2017 in the Netherlands, Belgium, Portugal, Ireland, Spain, Austria and the Nordics.

During the pilot and launch phases in the various European countries Grünenthal has reported certain issues from healthcare professionals, or HCPs, with the initial set up of the ZALVISO controllers before being given to patients for use. To address the issues, we have assisted Grünenthal with implementing additional training for HCPs and we have revised the controller software. Controllers with the revised software have undergone extensive bench testing and we believe we have successfully addressed the issues. Controllers with the revised software were delivered to Grünenthal in December 2016. We anticipate additional devices will be delivered beginning in early 2017. Controllers with the U.S. version of the revised software are also being used in the IAP312 clinical study that was initiated in September 2016. Grünenthal is continuing to use controllers with the original software until those with revised software are available. There can be no assurance that the issues identified in the initial pilot and launch phases by Grünenthal will not have a material adverse impact on the current and future sales of ZALVISO in Europe. Further, if the availability of the controllers is delayed, or if new issues occur, there may be a material adverse impact on the future sales of ZALVISO in Europe which may have a negative impact on future revenues received and recognized by AcelRx.

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

We have never generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We may never generate revenues from sales of DSUVIA, ZALVISO or our other product candidates in the United States. While we have a collaboration with Grünenthal for commercialization of ZALVISO in Europe and Australia, we may not achieve all of the development milestones associated with the collaboration, and Grünenthal may not recognize a level of commercial sales of ZALVISO for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of ZALVISO, as a result of our sale to PDL of certain expected royalties from the sales of ZALVISO by Grünenthal and a majority of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under the Amended License Agreement. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining and maintaining regulatory approval for DSUVIA (known as ARX-04 outside the United States) and/or ZALVISO in the United States and/or in Europe;

•

launching and commercializing DSUVIA and/or ZALVISO, including building internally or through entering a collaboration, a hospital-directed sales force in the United States and with third parties internationally, including Grünenthal, which may require additional funding; and,

•

completing the clinical development of ZALVISO, as well as obtaining regulatory approval for, and launching and commercializing DSUVIA and ZALVISO, which may require additional funding or corporate partnership resources.

Because of the numerous risks and uncertainties associated with pharmaceutical product development and the regulatory environment, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are delayed in receiving regulatory approval, or in launching DSUVIA and/or ZALVISO in the United States, or if we are required by the FDA to complete activities in addition to those we currently anticipate or have already completed. For example, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of ZALVISO in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. If we do not receive timely approval of ZALVISO in the U.S., are unable to successfully launch ZALVISO in the U.S. or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin.

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

We were incorporated in 2005. Since inception, our operations have been primarily limited to organizing and staffing our company, developing our technology and undertaking pharmaceutical development and clinical trials for our product candidates, understanding the market potential for our product candidates and preparing for the potential commercialization of DSUVIA and ZALVISO in the United States. We have not yet obtained regulatory approval of any of our product candidates in the United States. Consequently, any predictions that are made about our future success, or viability, or evaluation of our business and prospects, may not be accurate.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, such as completing our commercialization plans so that we will be ready for commercialization of DSUVIA as early as in 2017 should DSUVIA be approved by the FDA, as well as the remaining development activities associated with ZALVISO, including completing the IAP312 study, to respond to issues raised by the FDA. While we believe we have sufficient capital resources to continue planned operations through at least the first quarter of 2018, we will need additional capital to continue development of ZALVISO and we will need additional capital to potentially pursue commercialization of any of our product candidates, including DSUVIA and ZALVISO.

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

In December 2013, we entered into an amended loan and security agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., collectively referred to as the Lenders, under which we could have borrowed up to $40.0 million in three tranches, represented by secured convertible promissory notes. We drew the first tranche of $15.0 million at the closing of the new credit facility and the second tranche of $10.0 million on June 16, 2014. We did not have access to the third tranche of up to $15.0 million, as it was conditioned upon FDA approval to market ZALVISO in the United States by August 1, 2015, which we did not obtain. We began making principal payments in April 2015. On September 18, 2015, we amended the Original Loan Agreement with the Lenders to extend an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. On September 30, 2016, we entered into Amendment No. 3 to the Original Loan Agreement which extends the interest-only period from October 1, 2016 to April 1, 2017. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term loan with an additional six month interest only period pursuant to a further amended and restated loan and security agreement, or the Amended Loan Agreement. The scheduled maturity date is now March 2020. Refer to Note 19 “Subsequent Event” for additional information.

We granted the Lenders a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

If we do not make the required payments when due, either at maturity, or at applicable installment payment dates, or if we breach the agreement or become insolvent, the Lenders could elect to declare all amounts outstanding, together with accrued and unpaid interest and penalty, to be immediately due and payable. Additional capital may not be available on terms acceptable to us, or at all. In addition, we recently sold a majority of the royalties and first four commercial sales milestone payments we are entitled to receive under the Amended Agreements with Grünenthal to PDL, which will decrease future cash flows available to us to repay this debt. Even if we were able to repay the full amount in cash, any such repayment could leave us with little or no working capital for our business. If we are unable to repay those amounts, the Lenders will have a first claim on our assets pledged under the Amended Loan Agreement. If the Lenders should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any default under the Amended Loan Agreement and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations.

We may not receive all of the funding from the Department of Defense for the advancement of ARX-04.

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the contract, the DoD has and continues to reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract began on May 11, 2015. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes have been absorbed within the current contract value. Funding under this contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the contract.

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

•	the lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;

•	operations of our third party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

•	carrier disruptions or increased costs that are beyond our control; and,

•	the failure to deliver our products under specified storage conditions and in a timely manner.

Any of these events could lead to stock outs, inability to successfully commercialize our products, clinical trial delays, or failure to obtain regulatory approval. Some of these events could be the basis for FDA action, including injunction, recall, seizure, or total or partial suspension of production.

As mentioned above, we are obligated to manufacture and supply ZALVISO under the Amended Agreements with Grünenthal for use in the EU and their other licensed territories. If we are unable to establish a reliable commercial supply of ZALVISO for Grünenthal’s Territory, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of the Amended Agreements.

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

We have built out a suite within Patheon’s production facility in Cincinnati, Ohio that serves as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at this location. While we have produced a limited number of commercial lots at Patheon to support Grünenthal’s launch in Europe, our experience is limited, which has and may in the future impact our ability to deliver commercial supplies to Grünenthal on a timely basis.

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

We have manufactured and shipped launch supplies for delivery to Grünenthal; however, our experience is limited. We will continue to rely on contract manufacturers, component fabricators and third party service providers to produce the necessary ZALVISO devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the ZALVISO device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of DSUVIA (known as ARX-04 outside the United States) or ZALVISO devices with third-party manufacturers, or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with DSUVIA, if approved in the U.S., ZALVISO in the EU, ARX-04, if approved outside the U.S., and ZALVISO, if approved in the U.S. and any other foreign territories.

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

For DSUVIA, we currently package the finished goods under a manual process at the Patheon facility. The capacity and cost to package the DSUVIA units under this manual process is not sufficient to support successful future sales of DSUVIA. We will need to purchase, install and validate new equipment and processes to automate the DSUVIA manufacturing process. The purchase and subsequent installation of this equipment to automate the DSUVIA packaging process will require substantial resources and take several years. There is no assurance that we will be able to successfully purchase, install or validate the equipment necessary to automate the DSUVIA packaging process. If we are successful in the purchase, installation and validation of this equipment and process, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product.

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

We utilized contract research organizations, or CROs, for the conduct of the Phase 2 and 3 clinical trials of DSUVIA, as well as our ongoing Phase 3 clinical program for ZALVISO. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for DSUVIA (known as ARX-04 outside the United States), ZALVISO, and our other product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize DSUVIA and ZALVISO, or our other product candidates. As a result, our financial results and the commercial prospects for DSUVIA, ZALVISO or any future product candidates for which we may obtain approval would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of DSUVIA or ARX-04, if approved, as well as ZALVISO in the EU, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

The degree of market acceptance of DSUVIA in the U.S., or ARX-04 outside the U.S., if approved, as well as ZALVISO in the EU, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•

the use of DSUVIA (known as ARX-04 outside the United States) for the management of moderate-to-severe acute pain by a healthcare professional for patient types that were not specifically studied in our Phase 3 trials;

•	the use of ZALVISO for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any AEs or SAEs;

•	overcoming any perceptions of sufentanil as a potentially unsafe drug due to its high potency;

•	limitations or warnings contained in the FDA- or EMA-approved label for DSUVIA (known as ARX-04 outside the United States) or ZALVISO;

•	restrictions or limitations placed on DSUVIA or ZALVISO due to the REMS;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval; and,

•	our ability to obtain and maintain sufficient third party coverage or reimbursement.

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

In order to commercialize any products that may be approved in the United States, including DSUVIA and ZALVISO, we must build our internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. In addition, we plan to enter into agreements with third parties for the distribution of approved product candidates, including DSUVIA in the United States and ARX-04 outside the United States; however, if there are delays in establishing such relationships or those third parties do not perform as expected, our ability to effectively distribute products would suffer.

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

We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of ZALVISO or ARX-04, if approved, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates, if approved, to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, if approved, our ability to generate revenues from product sales will be adversely affected.

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

•	our partners may not devote sufficient capital or resources towards our product candidates; and,

•	our partners may not comply with applicable government regulatory requirements necessary to successfully market and sell our products.

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

Our existing collaboration with Grünenthal for marketing ZALVISO in European countries and Australia requires us to supply product to support the EU commercialization of ZALVISO. In addition, if ARX-04 is approved for commercialization outside the United States, we intend to enter into agreements with third parties to market ARX-04 in those countries, which may also require us to supply product to those third parties. We may be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and,

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If we, or current and potential partners, are unable to compete effectively, our product candidates may not reach their commercial potential.

The U.S. market for DSUVIA and ZALVISO is characterized by intense competition and cost pressure. If our product candidates obtain FDA approval, they will compete with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. We or our current and potential partners will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies.

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. More specifically, competitors for DSUVIA in the emergency department are likely to include generic injectable intravenous opioids such as morphine, hydromorphone and fentanyl. In this environment, DSUVIA may also compete with other branded non-invasive products or product candidates, such as Egalet Corporation’s SPRIX, Hospira, Inc.’s DYLOJECT (Hospira, Inc. was recently sold by Pfizer, Inc. to ICU Medical), Acura Pharmaceuticals, Inc.’s OXAYDO, Depomed, Inc.’s NUCYNTA, Bristol-Myers Squibb Company’s COMBUNOX, Purdue Pharma, L.P.’s OXYFAST, Endo Pharmaceuticals, Inc.’s OPANA, Medical Developments International Limited’s PENTHROX inhaler, CL-108, a bi-layered tablet, in development by Charleston Laboratories Inc., in collaboration with Daiichi Sankyo, or generic oral opioids which have moderate-to-severe acute pain labeling. In the short-stay or ambulatory surgery segment, DSUVIA will likely compete with these products in addition to generic injectable local anesthetics such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Heron Therapeutics, Inc. is in Phase 2 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain, and Recro Pharma, Inc. is developing IV meloxicam, which is in Phase 3 clinical trials for the treatment of moderate-to-severe acute pain. According to clinicaltrials.gov, SUBSYS, a sublingual fentanyl spray currently approved and marketed by INSYS Therapeutics, Inc. for breakthrough cancer pain, is currently being studied as a potential treatment for acute pain in emergency room patients, post-operative patients, and in patients undergoing painful procedures without sedation. Within the military environment, and in certain civilian settings, DSUVIA competitors may also include intramuscular morphine injections which are marketed by a variety of generic manufacturers.

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

Also available on the market is the Avancen Medication on Demand, or MOD, Oral PCA Device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. In addition, oral and parenteral opioids administered by the nurse are used to manage moderate-to-severe acute pain in the hospital, available both as branded and generic products. These oral opioids, as well as IV PCA opioids, are often used as part of a multi-modal analgesia approach, which might include, in addition to the opioid, NSAIDs, acetaminophen, gabapentanoids and other pain management modalities, as well as local anesthetic blocks to provide temporary blockage of the pain signal, either as a wound infiltration agent or as a nerve block. These local anesthetic agents such as bupivacaine can also utilize controlled-release formulations such as Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Halyard Health, Inc. has developed a medical device, the ON-Q Pain Relief System, which is a non-narcotic elastomeric pump that automatically and continuously delivers a regulated flow of local anesthetic to a patient’s surgical site or in close proximity to nerves, providing targeted pain relief for up to five days.

Additional potential competitors for ZALVISO include the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and most recently by The Medicines Company. In April 2015, IONSYS was approved for marketing in the U.S. by the FDA, and in November 2015, it was approved for marketing in the EU by the EMA, providing a first-to-market advantage for IONSYS. Cara Therapeutics, Inc. is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena, Inc. is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute post-operative pain. Trevena, Inc. initiated Phase 3 development of TRV130 in the first quarter of 2016. In addition, Heron Therapeutics, Inc. is in Phase 2 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain, and Recro Pharma, Inc. is developing IV meloxicam, which is in Phase 3 clinical trials for the treatment of moderate-to-severe acute pain. Recro Pharma, Inc. is also developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain, for which it announced positive efficacy results in its Phase II clinical trial. Finally, Innocoll AG is developing XARACOLL a controlled-release resorbable implant containing bupivacaine, and Durect Corporation has been developing POSIDUR, a controlled-release bupivacaine product candidate utilizing Durect Corporation’s Saber technology.

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

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approval of products and the commercialization of those products. Accordingly, our competitors may be more successful than we are in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs or drug delivery systems may be more effective, have fewer adverse effects, be less expensive to develop and manufacture, or be more effectively marketed and sold than any product candidate we may commercialize. This may render our product candidates obsolete or non-competitive before we can recover our losses. We anticipate that we will face intense and increasing competition as new drugs enter the market and additional technologies become available. These entities may also establish collaborative or licensing relationships with our competitors, which may adversely affect our competitive position. Finally, the development of different methods for the treatment of moderate-to-severe acute pain could render our products non-competitive or obsolete. These and other risks may materially adversely affect our ability to attain or sustain profitable operations.

Formulary approval may not be available, or could be subject to certain restrictions for DSUVIA or ZALVISO in the United States and our other product candidates, which could make it difficult for us to sell our products profitably.

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell our products into our target markets. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approval, we may need to complete evaluation programs whereby DSUVIA or ZALVISO is used on a limited basis for certain patient types. Hospitals may seek to obtain DSUVIA or ZALVISO devices at little or no cost during this evaluation period. Revenue generated from these hospitals during the evaluation period would be minimal. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approval of DSUVIA or ZALVISO. Further, even successful formulary approval may be subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approval for DSUVIA and/or ZALVISO would materially adversely affect our ability to attain or sustain profitable operations.

Coverage and adequate reimbursement may not be available for DSUVIA or ZALVISO, if approved in the United States, or ARX-04 in the EU, if approved, or ZALVISO in the EU, which could make it difficult for us, or our partners, to sell our products profitably.

Our ability to commercialize DSUVIA or ZALVISO, if approved in the United States, or ARX-04 in the EU, if approved, or ZALVISO in the EU successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payor programs at the federal and state levels, authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payors.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for DSUVIA, ZALVISO or any of our other product candidates, if approved in the United States, and ARX-04 or any of our other product candidates, if approved outside the United States, as well as ZALVISO in the EU and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with the sale of ZALVISO in the EU, and, if approved, DSUVIA in the United States, ARX-04 outside the United States, ZALVISO outside of the EU and any of our other product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our product candidates, if approved, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DSUVIA, ZALVISO, or any of our other product candidates, if approved in the United States or ARX-04, or any of our other product candidates, if approved in the EU, or ZALVISO in the EU. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize DSUVIA, ZALVISO, or any of product candidates, if approved in the United States, or ARX-04, or any of our other product candidates, if approved in the EU, or ZALVISO in the EU.

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, although in September 2015 the European Commission approved the MAA for Grünenthal to market ZALVISO in the 28 EU member states as well as for the European Economic Area countries, Norway, Iceland and Liechtenstein, separate pricing and reimbursement approvals may impact their ability to successfully commercialize ZALVISO. Adverse pricing limitations may hinder our ability to recoup our investment in DSUVIA (known as ARX-04 outside the United States), ZALVISO and/or our other drug candidates, even if/when those drug candidates obtain marketing approval.

Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, ZALVISO, and any future approved product candidates, including ARX-04, would be negatively affected.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we are found to have improperly promoted off-label uses of our product candidates, including DSUVIA and/or ZALVISO, if approved in the United States, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, including DSUVIA and ZALVISO in the United States, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Guidelines and recommendations published by government agencies, as well as non-governmental organizations, can reduce the use of our product candidates, including DSUVIA and ZALVISO, if/when approved.

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include the product candidates that we are developing. Recommendations of government agencies or non-governmental organizations may relate to such matters as maximum quantities dispensed to patients, dosage, route of administration and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact our product candidates and our ability to gain marketing approval. Regulations or guidelines suggesting the reduced use of certain drug classes that may include the product candidates that we are developing or the use of competitive or alternative products as the standard-of-care to be followed by patients and healthcare providers could result in decreased use of our product candidates, or negatively impact our ability to gain market acceptance and market share.

If we are unable to establish relationships with group purchasing organizations any future revenues or future profitability could be jeopardized.

Many end-users of pharmaceutical products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of GPOs, if DSUVIA or ZALVISO is approved by the FDA. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to establish or maintain our GPO relationships, sales of our products and revenue could be negatively impacted.

We intend to rely on a limited number of pharmaceutical wholesalers to distribute our product candidates, including DSUVIA and ZALVISO in the United States, if approved.

We intend to rely primarily upon pharmaceutical wholesalers in connection with the distribution of our product candidates, including DSUVIA and ZALVISO in the United States, if approved. If we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, or if our wholesalers are unable to distribute our drugs for regulatory, compliance or any other reason, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

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

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers apply for quotas on our behalf. We will need significantly greater amounts of sufentanil to implement our commercialization plans for ZALVISO in the EU, and any of our products that may be approved by the FDA in the future, including DSUVIA and ZALVISO. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development of any of our product candidates or the commercial sale of any approved products. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

•

analogous state laws that may apply to our business practices, including but not limited to, state laws that require pharmaceutical companies to implement compliance programs and/or comply with the pharmaceutical industry’s voluntary compliance guidelines; state laws that impose restrictions on pharmaceutical companies’ marketing practices and require manufacturers to track and file reports relating to pricing and marketing information, which requires tracking and reporting gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities; and,

•

the federal Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

We underwent a Conformité Européenne approval process for the ZALVISO device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the ZALVISO device in the EU. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. Certification of our quality management system was issued by the British Standards Institution, or BSI, a Notified Body. ISO 13485:2003 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and European Economic Area, or EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers.

If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE Mark to our ZALVISO device, which would prevent Grünenthal from selling these devices within the EU and EEA.

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

As of December 31, 2016, we had 39 full-time employees. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize DSUVIA, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and,

•	decreased demand for our product candidates, if approved for commercial sale.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of December 31, 2016, we are the owner of record of 57 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

There is also no assurance that any patents issued to us will not become the subject of adversarial proceedings such as opposition, inter partes review, post-grant review, reissue, supplemental examination, re-examination or other post-issuance proceedings. In addition, there is no assurance that the respective court or agency in such adversarial proceedings would not make unfavorable decisions, such as reducing the scope of a patent of ours, or determining that a patent of ours is invalid or unenforceable. There is also no assurance that any patents issued to us will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products incorporating our technology. Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we were the first to make the inventions covered by each of our pending patent applications or issued patents;

•	our patent applications were filed before the inventions covered by each patent or patent application was published by a third party;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties; or,

•	the patents of others will not have an adverse effect on our business.

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

Since our initial public offering, or IPO, in February 2011, the trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, our stock price declined by more than 40% on July 28, 2014, the first trading day following the announcement of the receipt of the CRL from the FDA. In addition, our stock price dropped by 37% on March 9, 2015, the day we announced the correspondence we received from the FDA requesting a clinical trial to assess the risk of inadvertent dispensing and overall risk of dispensing failures for ZALVISO. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•

any delay with respect to the FDA’s review of the DSUVIA NDA or in resubmitting the NDA for ZALVISO, and any adverse development or perceived adverse development with respect to the FDA’s review of any NDA;

•	adverse results or delays in future clinical trials, including the IAP312 trial for ZALVISO;

•	inability to obtain additional funding, including funding necessary for the planned potential commercialization and manufacturing of DSUVIA and ZALVISO in the United States;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	inability to maintain ISO 13485 certification and CE Mark approval for ZALVISO;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•

announcements of significant acquisitions, strategic partnerships, joint ventures, or other significant transactions, including disposition transactions, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and,

•	trading volume of our common stock.

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

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the years ended December 31, 2016 and 2015 was approximately 330,000 and 600,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

We have never declared or paid any cash dividends on our capital stock, and we are prohibited from doing so under the terms of our Amended Loan Agreement. Regardless of the restrictions in our Amended Loan Agreement or the terms of any potential future indebtedness, we anticipate that we will retain all available funds and any future earnings to support our operations and finance the growth and development of our business and, therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	limiting the removal of directors by the stockholders;

•	a staggered Board of Directors;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders; and,

•	establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings.

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

Item 3. Legal Proceedings

From time to time we may be involved in legal proceedings arising in the ordinary course of business. We are not currently involved in any material legal proceedings. We may, however, be involved in material legal proceedings in the future. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

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
Global Market:

	Price
	High	Low
Year ended 2016
Fourth Quarter	$3.87	$2.48
Third Quarter	$4.08	$2.61
Second Quarter	$3.99	$2.40
First Quarter	$4.50	$2.59
Year ended 2015
Fourth Quarter	$5.88	$2.97
Third Quarter	$5.10	$2.92
Second Quarter	$4.99	$2.96
First Quarter	$9.32	$3.58

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2011, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Holders of Record

As of February 3, 2017, there were 16 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we are prohibited from doing so under the terms of our Amended Loan Agreement. Regardless of the restrictions in our Amended Loan Agreement or the terms of any potential future indebtedness, we anticipate that we will retain all available funds and any future earnings to support our operations and finance the growth and development of our business and, therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Collaboration agreement	$6,440	$14,857	$5,217	$27,370	$—
Contract and other	10,917	4,406	—	2,132	2,394

Total revenue	17,357	19,263	5,217	29,502	2,394
Costs and Operating Expenses:
Cost of goods sold	$12,315	$1,770	$—	$—	$—
Research and development	21,402	22,488	24,520	26,292	24,908
General and administrative	15,597	14,203	18,346	9,877	7,199
Restructuring costs	—	756	—	—	—

Total costs and operating expenses	49,314	39,217	42,866	36,169	32,107

Loss from operations	(31,957)	(19,954)	(37,649)	(6,667)	(29,713)
Interest expense	(2,770)	(2,977)	(2,639)	(1,518)	(2,283)
Interest income and other income (expense), net	918	1,720	6,935	(15,241)	(1,367)
Non-cash interest expense on liability related to sale of future royalties	(9,382)	(2,428)	—	—	—

Net loss before income taxes	$(43,191)	$(23,639)	$(33,353)	$(23,426)	$(33,363)
Benefit (provision) for income taxes	34	(760)	—	—	—

Net loss	$(43,157)	$(24,399)	$(33,353)	$(23,426)	$(33,363)

Net loss per share of common stock, basic	$(0.95)	$(0.55)	$(0.77)	$(0.59)	$(1.51)

Shares used in computing net loss per share of common stock, basic	45,313,118	44,300,099	43,427,111	39,746,678	22,124,637

Net loss per share of common stock, diluted – see Note 14	$(0.95)	$(0.60)	$(0.91)	$(0.59)	$(1.51)

Shares used in computing net loss per share of common stock, diluted	45,313,118	44,468,440	44,322,297	39,746,678	22,124,637

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$80,310	$113,464	$75,350	$103,663	$59,763
Working capital	78,862	106,167	62,567	97,692	47,435
Total assets	99,993	127,785	86,416	110,031	64,520
Long-term debt	21,549	20,922	24,874	14,364	15,973
Liability related to sale of future royalties	72,987	63,612	—	—	—
PIPE warrant liability	288	913	5,577	13,111	7,418
Accumulated deficit	(246,362)	(203,205)	(178,806)	(145,453)	(122,027)
Total stockholders’ (deficit) equity	(5,337)	33,113	46,656	73,159	33,847

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. Our lead product candidate, DSUVIA (known as ARX-04 outside of the United States), and our follow-on product candidate, ZALVISO, utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration. We anticipate developing a distribution capability and commercial organization to market and sell DSUVIA in the United States by ourselves, and potentially, in certain European Economic Area, or EEA, countries, either alone or with strategic partners. In geographies where we decide not to commercialize ourselves, we would seek to out-license commercialization rights. We intend to seek regulatory approval for ZALVISO in the United States and, if successful, potentially promote ZALVISO as a follow-on product to DSUVIA, either by ourselves or with strategic partners.

We have chosen sufentanil as the therapeutic ingredient for all of our current product candidates. Opioids have been utilized for pain relief for centuries and are the standard-of-care for the treatment of moderate-to-severe acute pain. Sufentanil is available as an injectable in several markets around the world and is used by anesthesiologists for induction of sedation or as an epidural; however, the injectable formulation is not suitable for the treatment of acute pain. We have created a proprietary sublingual (under the tongue) formulation of sufentanil intended for the treatment of moderate-to-severe acute pain. The sublingual formulation retains the therapeutic value of sufentanil and novel delivery devices provide a non-invasive route of administration. Sufentanil is highly lipophilic which provides for rapid absorption in the mucosal tissue, or fatty cells, found under the tongue, and for rapid transit across the blood-brain barrier to reach the mu-opioid receptors in the brain. The sublingual route of delivery used by DSUVIA and ZALVISO provides a recognized onset of analgesia. The sublingual delivery system also eliminates the risk of intravenous, or IV, complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV infusion pump, or IV line, DSUVIA and ZALVISO may allow for ease of patient mobility.

DSUVIA (sufentanil sublingual tablet, 30 mcg), known as ARX-04 outside the United States

DSUVIA is an investigational product candidate consisting of a single 30 mcg sublingual tablet delivered via a disposable, pre-filled, single-dose applicator, or SDA. We are developing DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings of acute pain. If approved, examples of potential patient populations and settings in which DSUVIA could be used include: emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based procedures; patients being treated and transported by paramedics; and for battlefield casualties. In the emergency room and in ambulatory care environments, patients often do not have immediate IV access available, or maintaining IV access can be an impediment to rapid discharge. Oral pills and liquids generally have slow and erratic onset of analgesia. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Based on internal market research conducted to date, we believe that additional treatment options are needed that can safely and effectively treat acute trauma pain, in both civilian and military settings, and that can provide an alternative to IV opioids for moderate-to-severe acute pain.

With the completion of the Phase 3 clinical program for DSUVIA, and the positive data obtained from all three studies, we submitted an NDA under section 505(b)(2) with the FDA for DSUVIA for the treatment of adult patients experiencing moderate-to-severe acute pain in a medically supervised setting in December 2016. The NDA was accepted for filing by the FDA with a Prescription Drug User Fee Act, or PDUFA, goal date of October 12, 2017. The NDA contains results of the entire DSUVIA clinical program, including data from four (three Phase 3 and one Phase 2) clinical trials in which DSUVIA was assessed as a treatment for moderate-to-severe acute pain in post-operative and emergency department patients. In each of these clinical studies, patients treated with DSUVIA demonstrated improvements in pain intensity as early as 15-to-30 minutes after the start of dosing. Adverse events reported in the studies were typical of opioid therapy, with the most common being nausea, headache, vomiting and dizziness.

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the DoD Contract, the DoD has and continues to reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The contract gives the DoD the option to extend the term and provide additional funding. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes has been absorbed within the current contract value. If DSUVIA is approved by the FDA, the DoD has the option to purchase 112,000 units of commercial product pursuant to the terms of the DoD Contract.

We have also held various meetings with Health Authorities in Europe, including Iceland and Hungry who have been designated as rapporteur and co-rapporteur, respectively, to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04 (known as DSUVIA in the United States). Based on feedback from these discussions, we intend to submit a hybrid application for a label indication for ARX-04 in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the anticipated submission of the MAA, we will have only completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We may need an additional controlled study in the emergency department with ARX-04 to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. We anticipate submitting the MAA for ARX-04 in the first half of 2017. A pre- submission meeting was held with the European-appointed rapporteur and co-rapporteur in January 2017.

ZALVISO® (sufentanil sublingual tablet system)

As a follow-on product candidate to DSUVIA in the United States, ZALVISO is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. ZALVISO consists of sufentanil sublingual tablets, 15 mcg, delivered by the ZALVISO System, a needle-free, handheld, patient-administered, pain management system, or together, ZALVISO. While still under development in the U.S., as discussed further below, ZALVISO is approved and marketed in the EU.

ZALVISO is a pre-programmed, non-invasive, system to allow hospital patients with moderate-to-severe acute pain to self-dose with sufentanil sublingual tablets, 15 mcg, to manage their pain. ZALVISO is designed to help address certain problems associated with post-operative intravenous (IV) patient-controlled analgesia (PCA). ZALVISO allows patients to self-administer sufentanil sublingual tablets via a pre-programmed, secure system designed to eliminate the risk of programming errors.

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize ZALVISO, our novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the European Union, or EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, we will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. We entered into amendments to the License Agreement, effective July 17, 2015 and September 20, 2016, or the License Amendments, and together with the License Agreement, the Amended License Agreement, and entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, effective as of July 17, 2015, and together, the Amended Agreements. For additional information on the Amended Agreements, see Note 6 “Collaboration Agreement” in the accompanying notes to the Consolidated Financial Statements.

ZALVISO was approved for commercial sale by the European Commission in September 2015. Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, the UK, and Italy, and is expected to be launched in the second quarter of 2017 in the Netherlands, Belgium, Portugal, Ireland, Spain, Austria and the Nordics. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of ZALVISO in the EU and EEA by Grünenthal to PDL, or the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2017.

We submitted an NDA for ZALVISO in September 2013, and on July 25, 2014, the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA issued a Complete Response Letter, or CRL, for the ZALVISO NDA. The CRL contains requests for additional information on the ZALVISO System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In March 2015, we received correspondence from the FDA stating that, in addition to the work we had performed to address the items in the CRL, a clinical study would be required to test the modifications to the ZALVISO device and mitigations put in place to reduce the risk of inadvertent dosing/misplaced tablets.

Our IAP312 study is designed to evaluate the effectiveness of changes made to enhance performance of the ZALVISO device, incidence of inadvertent dosing and takes into account comments from the FDA on the protocol. The IAP312 study will include approximately 315 post-operative patients and collect information requested by the Division including device failure rate and incidence of dropped tablets. These results will supplement the three Phase 3 trials already completed that include a head-to-head comparison to IV PCA. We initiated IAP312 in September 2016 and expect to complete this study in mid-2017. Pending successful completion of the IAP312 trial, we anticipate resubmitting the NDA for ZALVISO by the end of 2017.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development and pre-commercialization activities and support Grünenthal’s launch of ZALVISO in the EU. As a result, we expect to continue to incur negative cash flows. Although ZALVISO has been approved for sale in the EU, we sold the majority of the royalty rights and certain commercial sales milestones we are entitled to receive under the Grünenthal Agreements to PDL in September 2015. As we pursue development of our product candidates, including regulatory review and potential commercial development, subject to FDA approval, of our product candidates, we expect the business aspects of our company to become more complex. In the future, we plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of DSUVIA and ZALVISO in the United States. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of ZALVISO by Grünenthal, and funding from the DoD.

Our revenues since inception have consisted primarily of revenues from our Amended License Agreement with Grünenthal and our research contracts with the DoD. As mentioned above, in May 2015, the DoD agreed to provide us up to $17.0 million to support the development of DSUVIA. Under the terms of the contract, the DoD has and continues to reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses.

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

Our net losses were $43.2 million and $24.4 million during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $246.4 million. As of December 31, 2016, we had cash, cash equivalents and investments totaling $80.3 million compared to $113.5 million as of December 31, 2015.

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

For revenue agreements with multiple-element arrangements, such as the collaboration and license agreement with Grünenthal, we allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price. If neither exists we use best estimated selling price, or BESP, for that deliverable. Since we apply significant judgment in arriving at the BESPs, any material changes would significantly affect the allocation of the total consideration to the different elements of a multiple element arrangement. Revenue allocated is then recognized when the four basic revenue recognition criteria, mentioned above, are met for each element.

Additionally, we recognize milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Royalty revenues are generally recognized when earned and collectability of the related royalty payment is reasonably assured.

In May 2015, we entered into an award contract with the USAMRMC to support the development of DSUVIA. The contract provides for the reimbursement of qualified expenses for research and development activities as defined under the terms of the contract. Revenue under the contract is recognized when the related qualified research expenses are incurred. We are entitled to reimbursement of overhead costs associated with the study costs incurred under the DoD Contract. We estimate this overhead rate by utilizing forecasted expenditures. Final reimbursable overhead expenses are dependent on direct labor and direct reimbursable expenses throughout the life of the contract, which may increase or decrease based on actual expenses incurred.

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

Liabilities Associated with Warrants

Warrants to Purchase Common Stock

In connection with the private placement equity financing in June 2012, or PIPE, we issued PIPE warrants to purchase up to 2,630,103 shares of common stock, 512,456 shares of which remain outstanding at December 31, 2016. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of AcelRx or if a person or group shall become the owner of 50% of our issued and outstanding common stock, which is outside of our control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants are recorded as a liability at fair value at the end of each reporting period, as determined by the Black-Scholes option-pricing model and changes to the fair value are recorded in interest income and other income (expense), net. The inputs for the Black-Scholes option-pricing model include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of our peers and the risk-free rate corresponding to the expected term of the PIPE warrants. These inputs are subjective and generally require significant analysis and judgment to develop. Changes to the inputs could significantly impact the estimated fair value of the PIPE warrants, and since issuance of the PIPE warrants through December 31, 2016, changes in our stock price have had a significant impact to the estimated fair value of the PIPE warrants.

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

Years Ended December 31, 2016, 2015 and 2014

Revenue

In September 2015, the European Commission, or EC, granted marketing approval for ZALVISO in the European Union to our commercial partner, Grünenthal. ZALVISO has been commercially launched in Germany, France, the UK, and Italy, and is expected to be commercially launched in the second quarter of 2017 in the Netherlands, Belgium, Portugal, Ireland, Spain, Austria and the Nordics. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of ZALVISO in 2017 will be minimal.

Revenue during the year ended December 31, 2016, was $17.3 million, including $6.4 million recognized under our Amended License Agreement with Grünenthal. In addition, we recognized $10.9 million in revenue under the DoD Contract.

Revenue during the year ended December 31, 2015, was $19.3 million, including $14.9 million recognized under our Amended License Agreement with Grünenthal. In addition, we recognized $4.4 million in revenue under the DoD Contract.

Revenue for the year ended December 31, 2014 was $5.2 million, related to our Amended License Agreement with Grünenthal.

Collaboration Agreement Revenue

Below is a summary of revenue recognized under the Amended Agreements during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
License	$—	$13,167	$4,560
Product sales	5,742	—	—
Joint steering committee, research and development services	688	1,690	657
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	7	—	—
Royalty revenue	3	—	—
Total	$6,440	$14,857	$5,217

As a result of the launch of ZALVISO in Europe by our licensee, Grünenthal, we recognized $5.7 million in product sales in the year ended December 31, 2016, consisting of ZALVISO devices, drug product and accessories. Delivery of the ZALVISO cartridges ordered by Grünenthal is behind schedule at Patheon. The inability to deliver cartridges to the schedule ordered by Grünenthal may have a negative impact on their future sales including the timing of their launch in certain countries. We are working with Patheon to resolve these issues; however, there can be no assurance that the issues will be resolved in a timely fashion, or that we will be able to meet Grünenthal’s needs in such a way as to not impact their future sales.

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

As of December 31, 2016, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.8 million, respectively. Our long-term deferred revenue balance increased during the year ended December 31, 2016 from $0.6 million to $3.8 million. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the years ended December 31, 2016 and 2015, we recognized revenue of $10.9 million and $4.4 million, respectively, for services performed under the DoD Contract for DSUVIA. Under the terms of the DoD Contract, the DoD reimburses us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the contract, including reimbursement for certain personnel and overhead expenses, in support of the submission of the DSUVIA NDA to the FDA.

Cost of goods sold

Total cost of goods sold was $12.3 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively. As mentioned above, the EC approved ZALVISO in late September 2015. Under the Amended Agreements with Grünenthal, we will sell ZALVISO at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of ZALVISO in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of ZALVISO and the Grünenthal launch is in the very early stages. If we do not receive timely approval of ZALVISO in the U.S., are unable to successfully launch ZALVISO in the U.S. or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin. Cost of goods sold for ZALVISO delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs. These direct costs included in costs of goods sold totaled $6.4 million in the year ended December 31, 2016. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Prior to the initiation of commercial production in October 2015, these costs were included in research and development expenses as period costs. In the year ended December 31, 2016, indirect costs included in costs of goods sold totaled $5.9 million. We anticipate that at future production levels, indirect costs included in costs of goods sold for 2017 will be approximately $1.4 million per quarter. For the foreseeable future, we anticipate negative gross margins on ZALVISO delivered to Grünenthal.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to ZALVISO; however, in 2016 research and development expenses related to DSUVIA, known as ARX-04 outside the United States, were greater than those for ZALVISO. Research and development expenses included the following:

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We will incur substantial future research and development expenditures as we seek to continue development of ARX-04 and ZALVISO, including the expenses associated with the MAA submission for ARX-04 and any additional clinical trials required to support an indication in the EU that includes trauma-related pain and ensures premium reimbursement in certain EU countries, in addition to conducting IAP312, the additional clinical trial for ZALVISO.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,			$ Change 2016 vs. 2015	$ Change 2015 vs. 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
	2016	2015	2014
DSUVIA	$8,764	$5,848	$3,068	$2,916	$2,780	50%	91%
ZALVISO	4,076	4,950	10,638	(874)	(5,688)	(18)%	(53)%
Overhead	8,562	11,690	10,814	(3,128)	876	(27)%	8%
Total research and development expenses	$21,402	$22,488	$24,520	$(1,086)	$(2,032)	(5)%	(8)%

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on advancing ARX-04 in the EU and the continued development of ZALVISO in the United States, our future research and development expenses will depend on the clinical success of each product candidate as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements.

Research and development expenses during the year ended December 31, 2016, as compared to the year ended December 31, 2015, decreased by $1.1 million primarily due to a $3.1 million reduction in overhead costs, predominantly as a result of the allocation of certain research and development personnel and related expenses to cost of goods sold. In addition, ZALVISO-related expenses decreased by $0.9 million due to the completion of certain development activities as we finalized the development path forward with the FDA, while DSUVIA-related spending increased incrementally by $2.9 million due to increased spending as we completed the SAP302 and SAP303 studies and prepared and submitted the NDA to the FDA in December 2016, partially offset by the completion of the SAP301 study in 2015.

The $2.0 million decrease in research and development expenses during the year ended December 31, 2015, as compared to the year ended December 31, 2014, was primarily attributable to a $5.7 million decrease related to the ZALVISO development program in response to the CRL received from the FDA in March 2015, partially offset by a $2.8 million increase related to DSUVIA as we advanced development into Phase 3 clinical trials, and a $0.9 million increase in overhead-related costs, primarily facilities expense, and personnel-related expenses, including stock-based compensation.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel in administration, finance, pre-commercialization and business development activities. Other significant expenses included legal expenses related to litigation and patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses in 2017 to increase as compared to 2016 expenses, as we focus our efforts on preparing for the potential commercialization of DSUVIA in the United States, and the continued development of ARX-04 in the EU and ZALVISO in the United States.

Total general and administrative expenses for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands, except percentages):

	Years Ended December 31,			$ Change 2016 vs. 2015	$ Change 2015 vs. 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
	2016	2015	2014
General and administrative expenses	$15,597	$14,203	18,346	$1,394	$(4,143)	10%	(23)%

The $1.4 million increase in general and administrative expenses during the year ended December 31, 2016, as compared to the year ended December 31, 2015, was primarily due to $2.4 million in DSUVIA-related market research activities, and $0.3 million in ZALVISO-related market research activities, offset by decreases of $0.6 million in professional services and legal expenses, $0.5 million in stock-based compensation expense, and net decreases of $0.2 million in other general and administrative-related expenses.

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

Restructuring Costs

In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On March 19, 2015, our Board of Directors, in connection with our efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for ZALVISO, and continuing development of DSUVIA (known as ARX-04 outside the United States), implemented a cost reduction plan. The cost reduction plan reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015.

	Years Ended December 31,			$ Change 2016 vs. 2015	$ Change 2015 vs. 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
	2016	2015	2014
Restructuring costs	$—	$756	$—	$(756)	$756	(100)%	—%

Restructuring costs in the year ended December 31, 2015 consist of employee termination benefit costs of $0.8 million. The restructuring liability was fully disbursed as of December 31, 2015.

Other (Expense) Income

Total other (expense) income for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands, except percentages):

	Years Ended December 31,			$ Change 2016 vs. 2015	$ Change 2015 vs. 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
	2016	2015	2014
Interest expense	$(2,770)	$(2,977)	$(2,639)	$207	$(338)	(7)%	13%
Interest income and other income (expense), net	918	1,720	6,935	(802)	(5,215)	(47)%	(75)%
Non-cash interest expense on liability related to sale of future royalties	(9,382)	(2,428)	—	(6,954)	(2,428)	286%	—%
Total other (expense) income	$(11,234)	$(3,685)	$4,296	$(7,549)	$(7,981)	205%	(186)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense for all periods pertains to interest on our Loan and Security Agreement with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, the Lenders. The amount of interest expense decreased in the year ended December 31, 2016 as compared to the year ended December 31, 2015, due to the lower average principal balance in the year ended December 31, 2016. In the year ended December 31, 2015, the higher average principal balance resulted in a larger amount of interest expense incurred in the year ended December 31, 2015 as compared to the year ended December 31, 2014. As of December 31, 2016, the accrued balance due under the Original Loan Agreement was $21.5 million. Refer to Note 7 “Long-Term Debt” and Note 19 “Subsequent Event” for additional information.

The change in interest income and other income (expense), net, during the year ended December 31, 2016 as compared to the year ended December 31, 2015, was primarily attributable to the change in the fair value of our warrants, or PIPE warrants, issued in connection with the private placement of our common stock, which was completed in June 2012. During the year ended December 31, 2016, our stock price decreased, resulting in other income during the year ended December 31, 2016; while in the year ended December 31, 2015, there was an even greater decline in our stock price, resulting in greater other income in the prior year period.

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

The increase in non-cash interest expense on liability related to the Royalty Monetization during the year ended December 31, 2016 as compared to the year ended December 31, 2015, is attributable to the royalty sale transaction that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur approximately $11 million in non-cash interest expense related to the Royalty Monetization in the year ended December 31, 2017.

Benefit (Provision) for Income Taxes

Total benefit (provision) for income taxes for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands, except percentages):

	Years Ended December 31,			$ Change 2016 vs. 2015	$ Change 2015 vs. 2014	% Change 2016 vs. 2015	% Change 2015 vs. 2014
	2016	2015	2014
Benefit (provision) for income taxes	$34	$(760)	$—	$794	$(760)	(104)%	—%

The Royalty Monetization resulted in a taxable gain of more than $60.0 million in the year ended December 31, 2015, the majority of which was offset with net operating loss carryforwards; however, we were subject to U.S. federal alternative minimum taxes in 2015, as reflected in our provision for income taxes in 2015.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2017 and may incur significant losses and negative cash flows from operations for the foreseeable future. We have funded our operations primarily through issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of ZALVISO by Grünenthal, and our contracts with the DoD.

On June 21, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which AcelRx may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock, having an aggregate offering price of up to $40.0 million. For a detailed description, see Note 11 “Stockholders’ Equity.” To date, we have not sold any shares of the Company’s common stock under the Sales Agreement.

As of December 31, 2016, we had cash, cash equivalents and investments totaling $80.3 million compared to $113.5 million as of December 31, 2015. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development and pre-commercialization activities and support Grünenthal’s launch of ZALVISO in the EU. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first quarter of 2018. While we believe we have sufficient capital to meet our operational requirements through at least the first quarter of 2018, our expectations may change depending on a number of factors. For example, although the FDA has reviewed the protocol we submitted for the requested clinical trial for ZALVISO, IAP312, they may in the future require a scope or design change that is beyond what our current and estimated future capital resources can support. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the sales of ZALVISO in the EU by Grünenthal to PDL. As mentioned above, we received net proceeds of $61.2 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended License Agreement which include 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the EC approval of the MAA for ZALVISO, which we received in the fourth quarter of 2015. The total liability related to sale of future royalties to PDL as of December 31, 2016 was $73.0 million.

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

On December 16, 2013, we entered into the Original Loan Agreement with the Lenders, under which we may borrow up to $40.0 million in three tranches. The loans were represented by secured convertible term promissory notes, collectively, the 2013 Notes. The Original Loan Agreement amended and restateed the Loan and Security Agreement between AcelRx and the Lenders dated as of June 29, 2011. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. We used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under a prior Loan and Security Agreement with the Lenders. We recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014.

On September 24, 2014, we entered into Amendment No. 1 to the Original Loan Agreement with the Lenders which extended the time period under which we could draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to AcelRx obtaining FDA approval for ZALVISO. We did not receive FDA approval of ZALVISO by August 1, 2015 and as such, did not have access to the third tranche.

On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2 to the Original Loan Agreement with the Lenders which includes an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. On September 30, 2016, we entered into Amendment No. 3 to the Original Loan Agreement, which extended the interest only period from October 1, 2016 to April 1, 2017. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term loan with an additional six month interest only period. Loans under the Amended Loan Agreement now mature in March 2020. Refer to Note 7 “Long-Term Debt” and Note 19 “Subsequent Event” for additional information.

In addition, subject to the achievement of certain milestones, we may be able to extend the maturity date to September 2020 or March 2021 and extend the interest only period up to a total of 12 or 18 months. Among other things, the further amendment and restatement reflects changes to the interest rate, the maturity date, certain covenants, and prepayment penalties, and includes up to $10 million of additional loans to be made available to us on the same terms, which would be subject to approval by Hercules Technology II, L.P.’s, or the Agent’s, investment committee (such approval to be granted or withheld at such committee’s sole discretion).

As of December 31, 2016, the accrued balance due under the Original Loan Agreement was $21.5 million.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, money market funds and time deposits. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(29,395)	$(19,953)	$(34,456)
Net cash provided by (used in) investing activities	1,809	8,203	(5,776)
Net cash (used in) provided by financing activities	(26)	59,634	11,869

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates, including commercial readiness activities for our product candidates, DSUVIA and ZALVISO, in addition to the support of Grünenthal’s launch of ZALVISO in the EU. Our cash used for operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest expense related to the sale of future royalties, interest expense related to our debt financings and the revaluation of our PIPE warrant liability and the contingent put option liability.

Cash used in operating activities of $29.4 million during the year ended December 31, 2016, reflected a net loss of $43.2 million, partially offset by aggregate non-cash charges of $16.0 million, and a net change of $2.2 million in our net operating assets and liabilities. Non-cash charges included $9.4 million in non-cash interest expense on the liability related to the royalty monetization, $4.5 million for stock-based compensation, $2.1 million in depreciation expense, and $0.9 million in interest expense related to the Original Loan Agreement, partially offset by $0.8 million for the change in fair value of our PIPE warrant liability and contingent put liability. The net change in our operating assets and liabilities included an increase in accounts receivable of $2.5 million.

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

During the year ended December 31, 2016, cash provided by investing activities of $1.8 million was primarily a result of $6.5 million in proceeds from maturity of investments, offset by $1.0 million for purchases of investments and $3.7 million for purchases of property and equipment.

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

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of future royalties, proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. As of December 31, 2016, the total liability related to the sale of future royalties was $73.0 million and the accrued balance of the outstanding debt under the Original Loan Agreement was $21.5 million.

During the year ended December 31, 2016, cash used in financing activities of $26,000 was a result of the payment of debt modification transaction costs offset by stock purchases made under our 2011 Employee Stock Purchase Plan.

During the year ended December 31, 2015, cash provided by financing activities of $59.6 million was primarily due to net proceeds from the Royalty Monetization of $61.2 million, proceeds from the issuance of common stock upon the exercise of common stock options and ESPP issuances of $3.2 million, partially offset by payments of long-term debt of $4.5 million under the Original Loan Agreement.

During the year ended December 31, 2014, cash provided by financing activities of $11.9 million was primarily due to the drawdown of the second tranche under the Original Loan Agreement of $10.0 million.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including continued development of ARX-04 in the EU, ZALVISO in the United States and the potential commercialization of our product candidates, if approved outside of the Grünenthal Territory. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the first quarter of 2018. Our current operating plan includes the continued development of ARX-04 in the EU, specifically the filing of the MAA in the first half of 2017, completion of the IAP312 clinical trial and resubmission of the NDA for ZALVISO by the end of 2017, and expenditures related to our preparation for the potential commercialization of DSUVIA in the United States. These assumptions may change as a result of many factors. For example, based on feedback from the FDA, we expanded the planned clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses have increased. In addition, although the FDA has provided feedback on both the DSUVIA clinical program and reviewed the protocol for IAP312, the additional clinical trial for ZALVISO, the FDA may in the future require us to complete additional work prior to approving the NDA for DSUVIA and/or resubmitting the NDA for ZALVISO. We will continue to evaluate the work necessary to gain approval of DSUVIA and ZALVISO in the U.S. and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous forward looking factors, including, but not limited to, the following:

•	the outcome, timing and cost of regulatory approvals for DSUVIA (known as ARX-04 outside the United States) and ZALVISO;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04 in the EU and ZALVISO;

•	expenditures related to the activities required in support of our resubmission of the ZALVISO NDA, including an additional clinical trial for ZALVISO, as requested by the FDA;

•	expenditures related to our preparation for the potential commercialization of DSUVIA;

•	future manufacturing, selling and marketing costs related to DSUVIA and ZALVISO, including our contractual obligations to Grünenthal for ZALVISO;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies, and;

•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	commercialize any products we market, including DSUVIA and ZALVISO, if approved outside of the Grünenthal Territory;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates, and;

•	conduct research and development programs.

Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities, monetization of current and future assets, issuance of debt or debt-like securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•	significantly curtail or put on hold commercialization or development efforts of our product candidates or other operations;

•	obtain funds through entering into collaboration agreements on unattractive terms, and/or;

•	delay, postpone or terminate planned clinical trials.

Contractual Obligations

The following table summarizes our long-term contractual obligations at December 31, 2016:

	Payments Due by Period
Contractual obligations	Total	2017	2018–2020	2021–2022	Thereafter
	(in thousands)
Operating leases(1)	$799	$737	$62	$—	$—
Purchase obligations(2)	200	—	200	—	—
Principal payments on long-term debt(3)	23,701	3,734	19,967	—	—
Interest payments on long-term debt	4,126	1,944	2,182	—	—
Repayment of liability related to the sale of future royalties	194,993	764	28,920	36,208	129,101
Total contractual obligations	$223,819	$7,179	$51,331	$36,208	$129,101

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

(3)      The Amended and Restated Loan and Security Agreement dated as of March 2, 2017 includes a $1.7 million balloon payment due in October 2017, and a $1.3 million balloon payment due on maturity of the loan, in March 2020, which are included in the table above. See Note 7 “Long-Term Debt” and Note 19 “Subsequent Event” for additional information.

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

We also entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement, with Patheon. Under the terms of the Capital Agreement, as amended in January 2014, or the Amended Capital Agreement, we have made and have the option to make certain future modifications to Patheon’s Cincinnati facility and which would be our responsibility. If additional equipment and facility modifications are required to meet our Product needs, we may be required to contribute to the cost of such additional equipment and facility modifications. Under the Amended Capital Agreement, we made payments in 2012 and 2013 totaling $480,000 to Patheon to partially offset taxes incurred and paid by Patheon in connection with facility modifications already completed by Patheon. We can seek reimbursement from Patheon for these payments if we receive approval from the U.S. Food and Drug Administration for ZALVISO. The Amended Capital Agreement further requires that we pay a maximum “overhead fee” of $200,000 annually during the term of the Services Agreement, which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Services Agreement and pre-existing development agreements with Patheon. No fee was due in 2014, 2015 or 2016 based on the amount of revenues earned by Patheon from AcelRx in 2013, 2014 and 2015, respectively. In addition, no payment will be due to Patheon in 2017 or 2018, as the Company met the annual revenue threshold in 2016 and 2017, respectively. The potential purchase obligation commitment in 2019 is reflected in the contractual obligations table above.

Long-term debt

Amended and Restated Loan and Security Agreement

On December 16, 2013, we entered into an Amended and Restated Loan and Security Agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., together, the Lenders, or the Original Loan Agreement, under which we may borrow up to $40.0 million in three tranches. On September 24, 2014, we entered into Amendment No. 1 to the Original Loan Agreement. Amendment No. 1 extended the time period under which we could draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to AcelRx obtaining approval for ZALVISO from the FDA. We did not receive FDA approval of ZALVISO by August 1, 2015 and as such, did not have access to the third tranche. On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Original Loan Agreement with the Lenders. Amendment No. 2 includes an interest only period from October 1, 2015 through March 31, 2016, with the potential for further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. On September 30, 2016, we entered into Amendment No. 3 to the Original Loan Agreement which, among other things, extended the interest only period from October 1, 2016 to April 1, 2017. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term note with an additional six month interest only period. The scheduled maturity date is now March 2020. Refer to Note 7 “Long-Term Debt” and Note 19 “Subsequent Event” for additional information.

The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.55% plus the prime rate as reported from time to time in The Wall Street Journal minus 3.50%, and (ii) 9.55%. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property and those assets sold under the Royalty Monetization.

In addition, subject to the achievement of certain milestones, we may be able to extend the maturity date to September 2020 or March 2021 and extend the interest only period up to a total of 12 or 18 months. Among other things, the further amendment and restatement reflects changes to the interest rate, the maturity date, certain covenants, and prepayment penalties, and includes up to $10 million of additional loans to be made available to us on the same terms, which would be subject to approval by Hercules Technology II, L.P.’s, or the Agent’s, investment committee (granted or withheld to be granted or withheld at such committee’s sole discretion).

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

Off-Balance Sheet Arrangements

Through December 31, 2016, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of December 31, 2016, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our Consolidated Balance Sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

 Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on December 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of
December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended
December 31, 2016.

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

3. Management has assessed the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting as of December 31, 2016 and has concluded that such internal control over financial reporting was effective.

OUM & Co. LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

AcelRx Pharmaceuticals, Inc.

We have audited AcelRx Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AcelRx Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AcelRx Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AcelRx Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2016, and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California

March 2, 2017

Item 9B. Other Information

On March 2, 2017, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules, under which the Company may borrow up to approximately $30.466 million in two tranches. The loans are represented by secured convertible term promissory notes, collectively, the Notes. The Amended Loan Agreement amends and restates the Amended and Restated Loan and Security Agreement between the Company and the Lenders dated as of December 16, 2013, as amended, or the Original Loan Agreement.

The Company borrowed the first tranche of approximately $20.466 million upon closing of the transaction on March 2, 2017. The Company used all of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement. The second tranche, of up to $10.0 million, can be drawn at any time between April 1, 2017 and December 31, 2017, but only if (a) the Company has obtained approval for the new drug application filed by the Borrower with the U.S. Food and Drug Administration for product DSUVIA (formerly known as ARX-04 in the United States) on or before December 31, 2017, or the Tranche 2 Milestone and (b) the extension of the second tranche has been approved by Agent’s investment committee, such approval to be granted or withheld in its sole discretion. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.55% plus the prime rate as reported from time to time in The Wall Street Journal minus 3.50%, and (ii) 9.55%. Payments under the Amended Loan Agreement are interest only until October 1, 2017 (which will be extended until April 1, 2018 if the Company shall have received at least $40 million in net proceeds raised as a combination of up-front cash proceeds from out-licensing or commercial partnering relating to DSUVIA and ZALVISO and new equity after March 2, 2017 and on or before December 31, 2017, or the Liquidity Milestone, and which will be further extended until October 1, 2018 if the Company has achieved the Liquidity Milestone and the Tranche 2 Milestone) followed by equal monthly payments of principal and interest through the scheduled maturity date on March 1, 2020 (which would be extended until September 1, 2020 if the Company achieves the Liquidity Milestone and March 1, 2021 if the Company achieves the Liquidity Milestone and the Tranche 2 Milestone) (as applicable, or the Maturity Date). A final payment equal to $1.7 million will be due in connection with the loans made under the Original Loan Agreement on the earliest of (i) October 1, 2017, (ii) prepayment in full of the loans (other than by a refinancing with the Lenders) or (iii) the date on which the loans under the Loan Agreement become due and payable. In addition, a final payment equal to 6.5% of the aggregate principal amount of loans funded under the Amended Loan Agreement will be due on the earliest of (i) the maturity date, (ii) prepayment in full of the loans (other than by a refinancing with the Lenders) or (iii) the date on which the loans under the Amended Loan Agreement become due and payable. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

If the Company prepays the loan prior to the maturity date, it will pay the Lenders a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs prior to March 2, 2018, 2% if the prepayment occurs after March 2, 2018, but prior to March 2, 2019, or 1% if the prepayment occurs after March 2, 2019.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors," "Board of Directors Meetings and Committees—Board Committees" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2017 Annual Meeting of Stockholders. The information required by Section 16(a) is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2016.

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) (3)
Equity compensation plans approved by security holders(1)	6,307,756	$5.00	3,910,996
Equity compensation plans not approved by security holders	—	$—	—
Total	6,307,756		3,910,996

(1)	Consists of the 2006 Plan, the 2011 Plan and the ESPP.
(2)

Consists of shares available for future issuance under the 2011 Incentive Plan, including shares that were previously available for future issuance under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for our IPO, and the ESPP. As of December 31, 2016, 2,774,854 shares of common stock were available for issuance under the 2011 Incentive Plan and 1,136,142 shares of common stock were available for issuance under the ESPP.

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

(b) Exhibits – The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2017	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Howard B. Rosen
Howard B. Rosen Chief Executive Officer and Director (Principal Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Howard B. Rosen	Chief Executive Officer and Director	March 2, 2017
Howard B. Rosen	(Principal Executive Officer)

/s/ Timothy E. Morris	Chief Financial Officer	March 2, 2017
Timothy E. Morris	(Principal Financial and Accounting Officer)

/s/ Adrian Adams	Chairman	March 2, 2017
Adrian Adams

/s/ Pamela P. Palmer, M.D., Ph.D.	Chief Medical Officer and Director	March 2, 2017
Pamela P. Palmer, M.D., Ph.D.

/s/ Mark G. Edwards	Director	March 2, 2017
Mark G. Edwards

/s/ Stephen J. Hoffman, Ph.D., M.D.	Director	March 2, 2017
Stephen J. Hoffman, Ph.D., M.D.

/s/ Richard Afable, M.D.	Director	March 2, 2017
Richard Afable, M.D.

/s/ Mark Wan	Director	March 2, 2017
Mark Wan

ACELRX PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AcelRx Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of AcelRx Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AcelRx Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AcelRx Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ OUM & CO. LLP

San Francisco, California

March 2, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AcelRx Pharmaceuticals, Inc.

We have audited the accompanying consolidated statement of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows in the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AcelRx Pharmaceuticals, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows in the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 12, 2015

except for Note 1 and 7, as to which the date is

March 7, 2016

AcelRx Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$80,310	$107,922
Short-term investments	—	5,542
Accounts receivable, net	5,833	3,286
Inventories	2,154	466
Prepaid expenses and other current assets	756	1,731
Total current assets	89,053	118,947
Property and equipment, net	10,712	8,610
Restricted cash	178	178
Other assets	50	50
Total Assets	$99,993	$127,785
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$1,558	$1,561
Accrued liabilities	4,595	3,956
Long-term debt, current portion	2,912	4,541
Deferred revenue, current portion	362	2,604
Liability related to the sale of future royalties, current portion	764	118
Total current liabilities	10,191	12,780
Deferred rent, net of current portion	43	245
Long-term debt, net of current portion	18,637	16,381
Deferred revenue, net of current portion	3,824	593
Liability related to the sale of future royalties, net of current portion	72,223	63,494
Contingent put option liability	124	266
Warrant liability	288	913
Total liabilities	105,330	94,672
Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of December 31, 2016 and December 31, 2015; 45,333,790 and 45,273,772 shares issued and outstanding as of December 31, 2016 and December 31, 2015	45	45
Additional paid-in capital	240,977	236,274
Accumulated deficit	(246,362)	(203,205)
Accumulated other comprehensive income (loss)	3	(1)
Total stockholders’ (deficit) equity	(5,337)	33,113
Total Liabilities and Stockholders’ (Deficit) Equity	$99,993	$127,785

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Collaboration agreement	$6,440	$14,857	$5,217
Contract and other	10,917	4,406	—
Total revenue	17,357	19,263	5,217
Operating costs and expenses:
Cost of goods sold	12,315	1,770	—
Research and development	21,402	22,488	24,520
General and administrative	15,597	14,203	18,346
Restructuring costs	—	756	—
Total operating costs and expenses	49,314	39,217	42,866
Loss from operations	(31,957)	(19,954)	(37,649)
Other (expense) income:
Interest expense	(2,770)	(2,977)	(2,639)
Interest income and other income (expense), net	918	1,720	6,935
Non-cash interest expense on liability related to sale of future royalties	(9,382)	(2,428)	—
Total other (expense) income	(11,234)	(3,685)	4,296
Net loss before income taxes	(43,191)	(23,639)	(33,353)
Benefit (provision) for income taxes	34	(760)	—
Net loss	(43,157)	(24,399)	(33,353)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	4	3	(5)
Comprehensive loss	$(43,153)	$(24,396)	$(33,358)
Net loss per share of common stock, basic	$(0.95)	$(0.55)	$(0.77)
Net loss per share of common stock, diluted	$(0.95)	$(0.60)	$(0.91)
Shares used in computing net loss per share of common stock, basic	45,313,118	44,300,099	43,427,111

Shares used in computing net loss per share of common stock, diluted –see Note 14	45,313,118	44,468,440	44,322,297

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2013	43,050,580	$43	$218,568	$(145,453)	$1	$73,159
Stock-based compensation	—	—	4,440	—	—	4,440
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	487,124	—	1,507	—	—	1,507
Issuance of common stock upon exercise of stock warrants	91,488	—	546	—	—	546
Issuance of common stock upon ESPP purchase	83,171	—	362	—	—	362
Change in unrealized gains and losses on investments	—	—	—	—	(5)	(5)
Net loss	—	—	—	(33,353)	—	(33,353)
Balance as of December 31, 2014	43,712,363	43	225,423	(178,806)	(4)	46,656
Stock-based compensation	—	—	5,010	—	—	5,010
Issuance of common stock upon exercise of stock options	938,497	1	2,769	—	—	2,770
Issuance of common stock upon exercise of stock warrants	527,101	1	2,543	—	—	2,544
Modification of warrants	—	—	100	—	—	100
Issuance of common stock upon ESPP purchase	95,811	—	429	—	—	429
Change in unrealized gains and losses on investments	—	—	—	—	3	3
Net loss	—	—	—	(24,399)	—	(24,399)
Balance as of December 31, 2015	45,273,772	45	236,274	(203,205)	(1)	33,113
Stock-based compensation	—	—	4,479	—	—	4,479
Modification of warrants	—	—	45	—	—	45
Issuance of common stock upon ESPP purchase	60,018	—	179	—	—	179
Change in unrealized gains and losses on investments	—	—	—	—	4	4
Net loss	—	—	—	(43,157)	—	(43,157)
Balance as of December 31, 2016	45,333,790	$45	$240,977	$(246,362)	$3	$(5,337)

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,157)	$(24,399)	$(33,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(7)	—	—
Non-cash interest expense on liability related to royalty monetization	9,382	2,428	—
Depreciation and amortization	2,052	1,984	866
Amortization of premium/discount on investments, net	17	114	216
Non-cash interest expense related to debt financing	877	897	553
Stock-based compensation	4,479	5,010	4,440
Revaluation of put option and PIPE warrant liabilities	(767)	(2,136)	(7,040)
Loss on disposal and impairment of property and equipment	—	573	—
Changes in operating assets and liabilities:
Accounts receivable	(2,547)	(3,286)	—
Inventories	(1,688)	(466)	—
Prepaid expenses and other assets	975	(783)	137
Restricted cash	—	72	—
Accounts payable	(437)	(786)	90
Accrued liabilities	639	325	(126)
Deferred revenue	989	784	(217)
Deferred rent	(202)	(284)	(22)
Net cash used in operating activities	(29,395)	(19,953)	(34,456)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,720)	(1,456)	(5,505)
Purchase of investments	(996)	(7,266)	(17,430)
Proceeds from maturities of investments	6,525	16,925	17,159
Net cash provided by (used in) investing activities	1,809	8,203	(5,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of future royalties	—	61,184	—
Proceeds from the issuance of long-term debt	—	—	10,000
Payment of long-term debt	—	(4,534)	—
Payment of debt modification transaction costs	(205)	(215)	—
Net proceeds from issuance of common stock through equity plans and exercise of warrants	179	3,199	1,869
Net cash (used in) provided by financing activities	(26)	59,634	11,869
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,612)	47,884	(28,363)
CASH AND CASH EQUIVALENTS—Beginning of period	107,922	60,038	88,401
CASH AND CASH EQUIVALENTS—End of period	$80,310	$107,922	$60,038
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,893	$2,115	$1,752
Income taxes (refunded) paid	$(55)	$782	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon cashless exercise of warrants	$—	$2,544	$546
Modification of warrants for common stock	$45	$100	$—
Tenant improvement allowance receivable	$—	$—	$239
Purchases of property and equipment in Accounts payable	$532	$98	$182
Purchases of property and equipment in Accrued liabilities	$—	$—	$23

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. AcelRx’s lead product candidate, DSUVIA (known as ARX-04 outside of the United States), and its follow-on product candidate, ZALVISO, utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration. AcelRx anticipates developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States by itself, and potentially, in certain European Economic Area, or EEA, countries, either alone or with strategic partners. In geographies where AcelRx decides not to commercialize itself, the Company would seek to out-license commercialization rights. AcelRx intends to seek regulatory approval for ZALVISO in the United States and, if successful, potentially promote ZALVISO as a follow-on product to DSUVIA, either by itself or with strategic partners.

The Company has two late-stage development candidates based on sublingual sufentanil. The first, DSUVIA, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. DSUVIA was initially developed at the request of the U.S. Department of Defense as a replacement for injections of morphine on the battlefield. In addition to the military application, AcelRx is developing DSUVIA as an investigational product for the treatment of patients suffering from moderate-to-severe acute pain in multiple settings, such as emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term patient-controlled analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; and patients being transported by paramedics. The Company has completed the Phase 3 clinical program for DSUVIA and submitted to the U.S. Food and Drug Administration, or FDA, a New Drug Application, or NDA, for DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional in medically supervised settings in December 2016. The DSUVIA NDA was accepted for filing by the FDA with a Prescription Drug User Fee Act, or PDUFA, goal date of October 12, 2017.

The Company’s other late-stage investigational product candidate, ZALVISO®, delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia device. ZALVISO is approved in the European Union, or EU, as well as Norway, Iceland and Liechtenstein and is in late-stage development in the U.S. In response to the NDA the Company submitted to the FDA seeking approval for ZALVISO, the Company received a Complete Response Letter, or CRL, on July 25, 2014. Subsequently, the FDA requested an additional clinical study, IAP312, which the Company initiated in September 2016. The Company expects to complete this study in mid-2017. Pending successful completion of the IAP312 trial, the Company anticipates resubmitting the NDA for ZALVISO by the end of 2017.

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which grants Grünenthal rights to commercialize ZALVISO, the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. In September 2015, the European Commission approved the Marketing Authorization Application, or MAA, previously submitted to the European Medicines Agency, or EMA, for ZALVISO for the management of acute moderate-to-severe post-operative pain in adult patients. The approval allows Grünenthal to market ZALVISO in the 28 EU member states as well as for the European Economic Area countries, Norway, Iceland and Liechtenstein, or EEA. Also on December 16, 2013, AcelRx and Grünenthal, entered into a related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, effective as of July 17, 2015, and together with the Amended License Agreement, the Amended Agreements.

Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, the UK, and Italy, and is expected to be commercially launched in the second quarter of 2017 in the Netherlands, Belgium, Portugal, Ireland, Spain, Austria and the Nordics. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2017.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, ARPI LLC, which was formed in September 2015 for the sole purpose of facilitating the monetization transaction with PDL of the expected royalty stream and milestone payments due from the sales of ZALVISO in the European Union by its commercial partner, Grünenthal, pursuant to the Amended License Agreement, or the Royalty Monetization. All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 8 “Liability Related to Sale of Future Royalties” for additional information.

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

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks.

All marketable securities are classified as available-for-sale and consist of U.S. government sponsored enterprise debt securities. These securities are carried at estimated fair value, which is based on quoted market prices or observable market inputs of almost identical assets, with unrealized gains and losses included in accumulated other comprehensive income (loss). The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income or expense. The cost of securities sold is based on specific identification. The Company’s investments are subject to a periodic impairment review for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. When the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, it reduces the carrying value of the security it holds and records a loss in the amount of such decline.

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

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

Concentration of Risk

The Company invests cash that is currently not being used for operational purposes in accordance with its investment policy in debt securities of U.S. government sponsored agencies and overnight deposits. The Company is exposed to credit risk in the event of default by the institutions holding the cash equivalents and available-for-sale securities to the extent recorded on the Consolidated Balance Sheet.

The Company relies on a single third-party supplier for the supply of sufentanil, the active pharmaceutical ingredient in ZALVISO, and various sole-source third-party contract manufacturer organizations to manufacture the ZALVISO drug cartridge and device components, including the controller, the dispenser kit and the accessories.

To date, the Company has had only two customers. These two customers account for 100% of the revenues for the years ended December 31, 2016, 2015 and 2014. One of these customers accounted for 71% and 84% of the accounts receivable balance as of December 31, 2016 and 2015, respectively. The Company did not have an accounts receivable balance as of December 31, 2014.

The Company has not experienced any losses with respect to the collection of its accounts receivable and believes that the entire accounts receivable balance as of December 31, 2016 is collectible.

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

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method for all inventories. Inventory includes the cost of the active pharmaceutical ingredients, or API, raw materials and third-party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are allocated to the appropriate cost pool and then absorbed into inventory based on the units produced or distributed, assuming normal capacity, in the applicable period. Indirect overhead costs in excess of normal capacity are recorded as period costs in the period incurred.

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets and, if indicators of asset impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through an analysis of the undiscounted future expected operating cash flows. If impairment is indicated, the Company records the amount of such impairment for the excess of the carrying value of the asset over its estimated fair value. For example, purchased equipment and manufacturing-related facility improvements the Company has made at Patheon’s facility in Ohio, are utilized for continued research and development, commercial manufacturing of ZALVISO for Grünenthal and potential commercialization of its other product candidates. If the Company does not receive regulatory approval for its other product candidates, the Company may determine that it is no longer probable that the Company will realize the future economic benefit associated with the costs of these assets through future manufacturing activities, and if so, the Company would record an impairment charge associated with these assets. As of September 30, 2015, the Company remeasured on a non-recurring basis a portion of its leasehold improvements in its corporate offices using Level III valuation techniques. The write down to fair value of these long-lived assets resulted in an impairment charge of $0.5 million in the year ended December 31, 2015, which was recorded in interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss. As of December 31, 2016, the Company has not written down any additional long-lived assets as a result of impairment.

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

Contingent put option

The contingent put option associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as the Lenders, is recorded as a liability. Changes in the fair value of the contingent put option are recognized as interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss. For additional information regarding the contingent put option, see Note 7 “Long-Term Debt”.

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

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

Contract and Other Revenue

In May 2015, the Company entered into the DoD Contract with the USAMRMC to support the development of DSUVIA. The DoD Contract provides for the reimbursement of qualified expenses for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses, as defined under the terms of the contract. Revenue under the contract is recognized when the related qualified expenses are incurred. The Company is entitled to reimbursement of overhead costs associated with the study costs incurred under the DoD Contract. The Company estimates this overhead rate by utilizing forecasted expenditures. Final reimbursable overhead expenses are dependent on direct labor and direct reimbursable expenses throughout the life of the DoD Contract, so it may increase or decrease based on actual expenses incurred.

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

Stock-Based Compensation

Compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock units related to the 2011 Equity Incentive Plan, or 2011 EIP, and employee share purchases related to the 2011 Employee Stock Purchase Plan, or ESPP, is based on estimated fair values at grant date. The Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and generally recognizes the fair value as stock-based compensation expense on a straight-line basis over the vesting period of the respective awards.

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

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, restricted stock subject to repurchase, warrants to purchase convertible preferred stock and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. For additional information regarding the net loss per share, see Note 14 “Net Loss per Share of Common Stock”.

Recently Adopted Accounting Pronouncement

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU No. 2014-15 in the year ended December 31, 2016, did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statement of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheet. ASU 2016-18 is effective retrospectively on January 1, 2018, with early adoption permitted. The Company has not yet selected a transition date. The Company does not expect the adoption of ASU 2016-18 to have a material effect on its results of operations, financial condition or cash flows.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company does not expect the amended guidance to have a material impact on its statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this updated guidance to have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory measured using first-in, first-out (“FIFO”) or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments will be effective for the Company beginning in fiscal 2017, including interim periods within fiscal 2017. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of ASU 2014-11 to have a material impact on its consolidated financial statements.

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

The Company currently anticipates adoption of the new standard effective January 1, 2018 under the modified retrospective transition method. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to the consolidated financial statements and related disclosures, including the areas of variable consideration and new disclosure requirements. The Company believes that the DOD contract will not be a contract in transition upon adoption. While the Company is still in the process of its evaluation of the Amended Agreements with its collaboration partner Grünenthal, the Company currently believes that the impact of adoption of the new standard to its financial statements will not be material. As the Company completes its evaluation of the new standard, new information may arise that could change the Company’s understanding of the impact to its financial statements. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions, and will expand its analysis to include any new revenue arrangements initiated prior to adoption.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$49,833	$—	$—	$49,833
U.S. government agency securities	30,474	3	—	30,477
Total cash and cash equivalents	80,307	3	—	80,310
Total cash, cash equivalents and investments	$80,307	$3	$—	$80,310

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$83,112	$—	$—	$83,112
U.S. government agency securities	24,809	1	—	24,810
Total cash and cash equivalents	107,921	1	—	107,922
Marketable securities:
U.S. government agency securities	5,544	—	(2)	5,542
Total marketable securities	5,544	—	(2)	5,542
Total cash, cash equivalents and investments	$113,465	$1	$(2)	$113,464

None of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the years ended December 31, 2016 and 2015. There were no other-than-temporary impairments for these securities as of December 31, 2016 or 2015. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the years ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the contractual maturity of all investments held was less than one year.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

 Fair Value Measurement

The Company’s financial instruments consist of Level II assets and Level III liabilities. Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of December 31, 2016 and December 31, 2015, the Company held, in addition to Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., collectively referred to as the Lenders, which amends and restates the loan and security agreement dated as of June 29, 2011, which was classified as a Level III liability. See Note 7 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of December 31, 2016 and 2015, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 11 “Stockholders’ Equity”. The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs can have a significant impact to the estimated fair value of the PIPE warrants. As of September 30, 2015, the Company remeasured on a non-recurring basis a portion of its leasehold improvements in its corporate offices using Level III valuation techniques. The write down to fair value of these long-lived assets resulted in an impairment charge of $0.5 million in the year ended December 31, 2015, which was recorded in interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,477	$—	$30,477	$—
Total assets measured at fair value	$30,477	$—	$30,477	$—

Liabilities
PIPE warrants	$288	—	—	$288
Contingent put option liability	124	—	—	124
Total liabilities measured at fair value	$412	$—	$—	$412

	As of December 31, 2015
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,352	$—	$30,352	$—
Total assets measured at fair value	$30,352	$—	$30,352	$—

Liabilities
PIPE warrants	$913	—	—	$913
Contingent put option liability	266	—	—	266
Total liabilities measured at fair value	$1,179	$—	$—	$1,179

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of December 31, 2016 and 2015:

	As of December 31, 2016	As of December 31, 2015
Market Price	$2.60	$3.85
Exercise Price	$3.40	$3.40
Risk-free interest rate	0.85%	1.06%
Expected volatility	81.0%	80.0%
Expected life (in years)	0.92	1.92
Expected dividend yield	0.0%	0.0%

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2016 and 2015 (in thousands):

Year Ended December 31, 2016
Fair value—beginning of period	$1,179
Change in fair value of PIPE warrants	(625)
Change in fair value of contingent put option associated with Original Loan Agreement	(142)
Fair value—end of period	$412

Year Ended December 31, 2015
Fair value—beginning of period	$5,859
Change in fair value of PIPE warrants	(2,120)
Exercise of PIPE warrants	(2,544)
Change in fair value of contingent put option associated with Original Loan Agreement	(16)
Fair value—end of period	$1,179

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	As of December 31,
	2016	2015
Raw materials	$1,126	$140
Work-in-process	296	181
Finished goods	732	145
Inventories	$2,154	$466

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2016	2015
Laboratory equipment	$3,775	$3,522
Leasehold improvements	4,469	4,609
Computer equipment and software	266	266
Construction in process	7,816	3,950
Tooling	1,074	1,062
Furniture and fixtures	48	55
	17,448	13,464
Less accumulated depreciation and amortization	(6,736)	(4,854)
Property and equipment, net	$10,712	$8,610

Depreciation and amortization expense was $2.1 million, $2.0 million and $0.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. Property and equipment, net in the Consolidated Balance Sheets at December 31, 2016 and 2015, includes $1.5 million and $3.0 million, respectively, related to certain modifications the Company has made at Patheon Pharmaceutical Inc.’s, or Patheon’s, Cincinnati facility under the terms of the Capital Expenditure and Equipment Agreement, or the Capital Agreement.

5. U.S. Department of Defense Funding

On May 11, 2015, the Company entered into a new award contract supported by the USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to the Company in order to support the development of the Company’s product candidate, DSUVIA (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled single-dose applicator, or SDA, for the treatment of moderate-to-severe acute pain, referred to as the DoD Contract. The DoD Contract supports development of DSUVIA. Under the terms of the contract, the DoD has and continues to reimburse the Company for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses. The period of performance under the contract began on May 11, 2015. The contract gives the DoD the option to extend the term of the contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes have been absorbed within the current contract value. If DSUVIA is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the contract.

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the work performed under the DoD Contract, recorded as Contract and other revenue in the Consolidated Statements of Comprehensive Loss, was $10.9 million and $4.4 million for the years ended December 31, 2016 and 2015, respectively. There was no revenue recognized under the DOD Contract for the year ended December 31, 2014.

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

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

The Company received an upfront non-refundable cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014, and an additional $15.0 million milestone payment upon the European Commission, or EC, approval of the MAA for ZALVISO, which was approved in September 2015. Under the Amended License Agreement, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of ZALVISO. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL in connection with the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 7 “Liability Related to Sale of Future Royalties”. Unless earlier terminated, the Amended License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply the Product to Grünenthal. The Amended License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

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

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

The Company believes that none of the deliverables have vendor-specific objective evidence, or VSOE, or sufficient third-party evidence, or TPE, of selling price, as none of them have been sold separately by the Company, and as there is only limited information about third party pricing for similar deliverables. Accordingly, the Company developed best estimates of selling prices, or BESP, for each deliverable in order to allocate the noncontingent arrangement consideration to the units of accounting, based on current information available as of the modification date.

The Company’s management determined the best estimate of selling price for the license based on Grünenthal’s estimated future cash flows arising from the arrangement. Embedded in the estimate were significant assumptions regarding regulatory expenses, revenue, including potential customer market for the product and product price, costs to manufacture the product and the discount rate. The Company’s management determined the best estimate of selling price of the research and development services and committee participation based on the nature and timing of the services to be performed and in consideration of personnel and other costs incurred in the delivery of the services. For the discount on manufacturing services, the Company’s management estimated the selling price based on the market level of contract manufacturing margin it could have received if it were engaged to supply products to a customer in a separate transaction, the estimated cost of manufacturing, and the anticipated volume of Grünenthal’s orders over the course of the agreement, to which the discount would apply. For the ZALVISO demonstration devices and the obligation to manufacture and deliver Product, the Company’s management estimated the selling price based on the binding volume of such devices and Products, the estimated cost of manufacturing, and the market level of contract manufacturing margin. BESP of the license, research and development and committee participation services and the discount on manufacturing services were updated at the time the Amended Agreements were executed for purposes of allocating the amended arrangement consideration.

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

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

Below is a summary of revenue recognized under the Amended Agreements during the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
License	$—	$13,167	$4,560
Product sales	5,742	—	—
Joint steering committee, research and development services	688	1,690	657
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	7	—	—
Royalty revenue	3	—	—
Total	$6,440	$14,857	$5,217

As of December 31, 2016, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.8 million, respectively.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

7. Long-Term Debt

Amended Loan and Security Agreement

In June 2011, AcelRx entered into the Loan and Security Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, the Lenders, under which AcelRx borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The Company’s obligations associated with the agreement are secured by a security interest in substantially all of its assets, other than its intellectual property and those assets sold under the Royalty Monetization.

The Company borrowed the first tranche of $10.0 million upon the closing of the transaction on June 29, 2011 and borrowed the second tranche of $10.0 million in December 2011. The Company used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain loan and security agreement between the Company and Pinnacle Ventures, L.L.C., or Pinnacle Ventures, dated September 16, 2008. The interest rate for each tranche was 8.50%. In connection with the loan, the Company issued the Lenders seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share which have been exercised.

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement with the Lenders, or the Original Loan Agreement, under which the Company was provided the ability to borrow up to $40.0 million in three tranches. The loans were represented by secured convertible term promissory notes, collectively, the 2013 Notes. The Original Loan Agreement amended and restated the prior Loan Agreement between the Company and the Lenders dated as of June 29, 2011. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the prior Loan and Security Agreement with the Lenders. The Company recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014. In connection with the Original Loan Agreement, the Company issued a warrant to each Lender which, collectively, are exercisable for an aggregate of 176,730 shares of common stock and each carried an exercise price of $6.79 per share.

On September 24, 2014, the Company entered into Amendment No. 1 to the Original Loan Agreement with the Lenders. Amendment No. 1 extended the time period under which the Company could draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to the Company obtaining approval for ZALVISO from the FDA. The Company did not receive FDA approval of ZALVISO by August 1, 2015 and as such, did not have access to the third tranche.

On September 18, 2015, concurrently with the closing of the Royalty Monetization, the Company entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Original Loan Agreement with the Lenders. Amendment No. 2 includes an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions. These conditions were satisfied in the third quarter of 2015 and the interest only period was extended through September 30, 2016. Loans under the Original Loan Agreement were scheduled to mature on October 1, 2017. In connection with Amendment No. 2, the Company reduced the exercise price of the warrants already held by the Lenders, which are exercisable for an aggregate of 176,730 shares of Common Stock, from the previous exercise price of $6.79 per share to $3.88 per share.

On September 30, 2016, the Company entered into Amendment No. 3 to the Original Loan Agreement with the Lenders. Among other things, Amendment No. 3 extended the interest-only period from October 1, 2016 to April 1, 2017. In connection with Amendment No. 3, the Company reduced the exercise price of the existing warrants held by the Lenders, which are exercisable for an aggregate of 176,730 shares of common stock, from the current exercise price of $3.88 per share to $3.07 per share. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term loan with an additional six-month interest only period. The scheduled maturity date is now March 2020. Refer to Note 19 “Subsequent Event” for additional information.

In addition, subject to the achievement of certain milestones, the Company may be able to extend the maturity date to September 2020 or March 2021 and extend the interest only period up to a total of 12 or 18 months. Among other things, the further amendment and restatement reflects changes to the interest rate, the maturity date, certain covenants, and prepayment penalties, and includes up to $10 million of additional loans to be made available to the Company on the same terms, which would be subject to approval by Hercules Technology II, L.P.’s, or the Agent’s, investment committee (such approval to be granted or withheld at such committee’s sole discretion).

Currently, the interest rate for each tranche is calculated at a rate equal to the greater of either (i) 9.55% plus the prime rate as reported from time to time in The Wall Street Journal minus 3.50%, and (ii) 9.55%. Payments under the Amended Loan Agreement are interest only until October 1, 2017 (which will be extended until April 1, 2018 if the Company shall have received at least $40 million in net proceeds raised as a combination of up-front cash proceeds from out-licensing or commercial partnering relating to ARX-04 and Zalviso and new equity after March 2, 2017 and on or before December 31, 2017, or the Liquidity Milestone, and which will be further extended until October 1, 2018 if the Company has achieved the Liquidity Milestone and the Tranche 2 Milestone) followed by equal monthly payments of principal and interest through the scheduled maturity date on March 1, 2020 (which would be extended until September 1, 2020 if the Company achieves the Liquidity Milestone and March 1, 2021 if the Company achieves the Liquidity Milestone and the Tranche 2 Milestone) (as applicable, or the Maturity Date). A final payment equal to $1.7 million will be due in connection with the loans made under the Original Loan Agreement on the earliest of (i) October 1, 2017, (ii) prepayment in full of the loans (other than by a refinancing with the Lenders) or (iii) the date on which the loans under the Amended Loan Agreement become due and payable. In addition, a final payment equal to 6.5% of the aggregate principal amount of loans funded under the Amended Loan Agreement will be due on the earliest of (i) the maturity date, (ii) prepayment in full of the loans (other than by a refinancing with the Lenders) or (iii) the date on which the loans under the Amended Loan Agreement become due and payable. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property and those assets sold under the Royalty Monetization.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

If the Company prepays the loan prior to the maturity date, it will pay the Lenders a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs prior to March 2, 2018, 2% if the prepayment occurs after March 2, 2018, but prior to March 2, 2019, or 1% if the prepayment occurs after March 2, 2019.

The Amended Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lenders’ security interest or in the value of the collateral, and events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Amended Loan Agreement.

Upon an event of default, including a change of control, the Lenders had the option to accelerate repayment of the Original Loan Agreement, including payment of any applicable prepayment charges. This option was considered a contingent put option liability, as the holder of the loan had the ability to exercise the option in the event of default, and was considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the Original Loan Agreement entered into on December 16, 2013 was considered an extinguishment, the contingent put option liability associated with the prior Loan Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of December 31, 2016 and December 31, 2015, the estimated fair value of the contingent put option liability was $124,000 and $266,000, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss.

The Company performed an analysis of Amendments No. 2 and No. 3 to determine if each amendment was a modification or extinguishment of the debt under the Original Loan Agreement. The Company assumed immediate prepayment of both the pre-modification debt and post-modification debt, including the change in the fair value due to the warrant amendments, and concluded that Amendments No. 2 and No. 3 were each modifications rather than extinguishments of the debt.

The accrued balance due under the Original Loan Agreement was $21.5 million at December 31, 2016, and $20.9 million at December 31, 2015. Interest expense related to the Original Loan Agreement was $2.8 million, $3.0 million, and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Future Payments on Long-Term Debt

The following table summarizes our outstanding future payments associated with the Company’s long-term debt as of December 31, 2016 (in thousands):

2017	$5,678
2018	9,235
2019	9,235
2020	3,679
Total payments	27,827
Less amount representing interest	(4,126)
Notes payable, gross	23,701
Unamortized portion of final payment	(2,143)
Unamortized discount on notes payable	(9)
21,549
Less current portion of notes payable, including unamortized discount	(2,912)
Long-term debt, current portion	$18,637

We reclassified these obligations from current liabilities to long-term debt as of December 31, 2016, as it was our intention at that time to refinance the short-term obligations on a long-term basis and we consummated the refinancing prior to the issuance of our Form 10-K. See Note 19 “Subsequent Event” for further details.

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

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

The following table shows the activity within the liability account during the year ended December 31, 2016 (in thousands):

	Year ended December 31, 2016	Period from inception to December 31, 2016
Liability related to sale of future royalties — beginning balance	$63,612	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(7)	(7)
Non-cash interest expense recognized	9,382	11,810
Liability related to sale of future royalties as of December 31, 2016	72,987	72,987
Less: current portion	(764)	(764)
Liability related to sale of future royalties — net of current portion	$72,223	$72,223

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

9. Warrants

Series A Warrants

As of December 31, 2016, warrants to purchase 3,425 shares of common stock had not been exercised and were still outstanding. These warrants expire in March 2017.

Amended and Restated Loan Agreement Warrants

In connection with the Original Loan Agreement, executed in December 2013, the Company issued warrants to the Lenders which were exercisable for an aggregate of 176,730 shares of common stock with an exercise price of $6.79 per share, or the Warrants. In connection with Amendment No. 2 to the Original Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders from the previous exercise price of $6.79 per share to $3.88 per share, or the First Warrant Amendments. In connection with Amendment No. 3 to the Original Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders from the previous exercise price of $3.88 per share to $3.07 per share, or the Second Warrant Amendments. Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants. The Company estimated the fair value of these Warrants as of the issuance date to be $1.1 million, which was used in the estimating the fair value of the amended debt instrument and was recorded as equity. The fair value of the Warrants was calculated using the Black-Scholes option-valuation model, and was based on the original strike price of $6.79, the stock price at issuance of $9.67, the five-year contractual term of the warrants, a risk-free interest rate of 1.55%, expected volatility of 71% and 0% expected dividend yield. The Company estimated the fair value of the modification of the First Warrant Amendments, as of the issuance date to be $0.1 million, which was used in estimating the fair value of the amended debt instrument in September 2015 and was recorded as equity, as well as the Second Warrant Amendments, which fair value was estimated to be $45,000 at the issuance date, and which was used in estimating the fair value of the amended debt instrument in September 2016 and was recorded as equity.

As of December 31, 2016, warrants to purchase 176,730 shares of common stock issued to the Lenders had not been exercised and were still outstanding. These warrants expire in December 2018.

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

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of December 31, 2016, the fair value of the PIPE warrants was estimated to be $0.3 million. The change in fair value for the years ended December 31, 2016, 2015, and 2014, which was recorded as other income, was $0.6 million, $2.1 million, and $7.0 million, respectively.

During the year ended December 31, 2015, PIPE warrants to purchase 847,058 shares were net exercised for 527,101 shares of common stock. During the year ended December 31, 2014, PIPE warrants to purchase 135,000 shares were net exercised for 91,488 shares of common stock. As of December 31, 2016, PIPE warrants to purchase 512,456 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

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

On October 2, 2015, the Company executed an agreement to sublease 11,871 sq. of its Expansion Space located at 301 Galveston Drive, Redwood City, California for a term of 26 months commencing on December 1, 2015. The sublessee is entitled to abatement of the first two monthly installments of rent. Subsequent monthly installments of rent start at a rental rate of $2.05 per square foot (subject to agreed nominal increases). Minimum rents expected to be received under this sublease are $301,000 and $25,000 for the years ending December 31, 2017 and 2018, respectively.

Rent expense was $0.3 million, $0.6 million and $0.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum payments under the lease agreement as of December 31, 2016, are as follows (in thousands):

Year Ending December 31:
2017	$737
2018	62
Total minimum payments	$799

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

In addition, the Company will pay the Landlord specified percentages of certain operating expenses and taxes related to the leased facility incurred by the Landlord.

Litigation

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business. The Company does not have contingent liabilities established for any litigation matters.

11. Stockholders’ Equity

Common Stock

2016 ATM Agreement

On June 21, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, or 2016 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock having an aggregate offering price of up to $40.0 million, or the Shares. The Company is not obligated to make any sales of common stock under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Company will pay Cantor a commission rate in the low single digits on the aggregate gross proceeds from each sale of Shares and have agreed to provide Cantor with customary indemnification and contribution rights. As of December 31, 2016, the Company has not sold any Shares pursuant to the 2016 ATM Agreement.

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

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2016, 410,166 shares have been issued to employees and there are 1,136,142 shares available for issuance under the ESPP. The weighted average fair value of shares issued under the ESPP in 2016, 2015 and 2014 was $2.98, $4.48 and $4.35 per share, respectively.

12. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the ESPP as follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Cost of goods sold	$302	$67	$—
Research and development	2,308	2,587	2,252
General and administrative	1,869	2,356	2,188
Total	$4,479	$5,010	$4,440

The following table summarizes option activity under the 2011 Plan and 2006 Plan:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2015	4,618,949	$5.77
Granted	1,891,650	3.25
Forfeited	(135,313)	5.65
Expired	(67,530)	7.70
Exercised	—	—
December 31, 2016	6,307,756	$5.00	7.1	$124
Vested and exercisable options—December 31, 2016	3,854,199	$5.32	6.0	$124
Vested and expected to vest—December 31, 2016	6,162,353	$5.02	7.0	$124

As of December 31, 2016, there were 2,774,854 shares available for future grant under the 2011 Plan. In January 2017, an additional 1,813,352 shares were authorized for issuance under the 2011 Incentive Plan.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2016 is summarized below:

			Options Outstanding			Options Vested and Exercisable
Exercise Prices			Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$1.20	-	$2.56	462,897	3.1	$2.33	462,897	$2.33
$2.80	-	$4.24	3,170,953	7.8	$3.41	1,383,802	$3.56
$4.73	-	$7.35	1,775,906	6.7	$5.85	1,335,300	$5.68
$8.18	-	$10.55	898,000	7.2	$10.30	672,200	$10.29
			6,307,756	7.1	$5.00	3,854,199	$5.32

The weighted average grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $2.24, $2.69 and $5.57 per share, respectively. As of December 31, 2016, total stock-based compensation expense related to unvested options to be recognized in future periods was $6.7 million which is expected to be recognized over a weighted-average period of 2.4 years. The grant date fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $3.9 million, $5.4 million and $3.2 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $0, $1.3 million and $2.3 million, respectively.

The Company used the following assumptions to calculate the fair value of each employee stock option:

	Year Ended December 31,
	2016			2015			2014
Expected term (in years)	5.25	-	6.25	5.25	-	6.25	5.25	-	6.25
Risk-free interest rate	1.24%	-	1.47%	1.35%	-	1.82%	1.76%	-	1.92%
Expected volatility		80%			72%		69	-	72%
Expected dividend rate		0%			0%			0%

Restricted Stock Units

In March 2011, the Company granted 343,815 Restricted Stock Units, or RSUs, to employees and directors under the 2011 Plan at a grant date fair value of $3.45. The fair value of the RSUs was determined on the date of grant based on the market price of the Company’s common stock. RSUs are recognized as expense ratably over the vesting period and the Company’s RSU’s generally vest over three years as follows: 25% on the 6 month anniversary of the vesting commencement date, 25% on the 12 month anniversary of the vesting commencement date, 25% on the 24 month anniversary of the vesting commencement date and 25% on the 36 month anniversary of the vesting commencement date, so long as the RSU recipient continues to provide services to the Company. As of December 31, 2016, 2015 and 2014, there were no RSUs outstanding. The expense related to RSUs during the years ended December 31, 2016, 2015 and 2014 was $0, $0 and $56,000, respectively.

13. Restructuring Costs

On March 19, 2015, the Board of Directors of the Company, in connection with its efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for ZALVISO, and continuing development of DSUVIA, implemented a cost reduction plan. The cost reduction plan reduced the Company’s workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. Employee termination benefits related to this restructuring, are charged to restructuring costs in the Consolidated Statements of Comprehensive Loss, and totaled $756,000 in the year ended December 31, 2015. The restructuring liability was fully disbursed as of December 31, 2015.

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

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2016, the exercise price of the PIPE warrants exceeded the average of AcelRx’s closing share price in the period. As a result, the PIPE warrants were anti-dilutive during the year ended December 31, 2016. However, during the years ended December 31, 2015 and 2014, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at December 31, 2015 and 2014, compared to the closing share price on December 31, 2014 and 2013, respectively. The decrease in share price created a lower Black-Scholes value and lower liability for the PIPE warrants, which resulted in other income during the years ended December 31, 2015 and 2014. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share amounts)
Numerator:
Net loss used to compute net loss per share
Basic	$(43,157)	$(24,399)	$(33,353)
Adjustments for change in fair value of warrant liability	—	(2,120)	(6,988)
Diluted	$(43,157)	$(26,519)	$(40,341)
Denominator:
Weighted average shares outstanding used to compute net loss per share:
Basic	45,313,118	44,300,099	43,427,111
Dilutive effect of warrants	—	168,341	895,186
Diluted	45,313,118	44,468,440	44,322,297
Net loss per share—basic	$(0.95)	$(0.55)	$(0.77)
Net loss per share—diluted	$(0.95)	$(0.60)	$(0.91)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
ESPP and stock options to purchase common stock	6,395,879	4,699,121	6,411,003
Convertible debt into common stock	553,763	553,763	553,763
Common stock warrants	692,611	180,155	180,155

15. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued compensation and employee benefits	$2,556	$2,876
Inventory and other contract manufacturing accruals	1,218	272
Other accrued liabilities	821	808
Total accrued liabilities	$4,595	$3,956

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

16. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a matching contribution of up to 4% of the related compensation. Under the vesting schedule, employees have ownership in the matching Employer Contributions based on the number of years of vesting service completed. Company contributions were $276,000, $263,000 and $201,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

17. Related Party Transaction

Stephen Hoffman is a Senior Advisor to PDL and a member of the Company's Board of Directors, or the Board. The Board was aware of Dr. Hoffman’s status as an interested party in the Royalty Monetization and Dr. Hoffman recused himself from all deliberations and actions taken by the Board with respect to the Royalty Monetization. Dr. Hoffman’s consulting compensation from PDL is composed, in part, of a success fee which is formula driven based on a minimum dollar value of deals and the total dollar value of the deals, his relative contribution to each of the concluded deals, and the total dollar value deployed in 2015. PDL estimates the amount attributable to the AcelRx transaction in the year ended December 31, 2015 to be approximately $260,000. The Company makes royalty payments to PDL in connection with the Royalty Monetization as described in Note 8 “Liability Related to Sale of Future Royalties.”

18. Income Taxes

The Company recorded a benefit for income taxes of $34,000 during the year ended December 31, 2016, and a provision for income taxes of $760,000 during the year ended December 31, 2015. The Company did not record a provision for income taxes during the year ended December 31, 2014. Net deferred tax assets as of December 31, 2016 and 2015 consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Accruals and other	$3,746	$3,162
Research credits	5,670	5,105
Net operating loss carryforward	36,224	30,294
Section 59(e) R&D expenditures	16,782	12,785
Deferred revenue	24,836	21,677
AMT credit	703	742
Total deferred tax assets	87,961	73,765
Valuation allowance	(87,961)	(73,765)
Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax at statutory federal rate	$(14,685)	$(8,037)	$(11,392)
State tax—net of federal benefit	(73)	2,853	(2,501)
PIPE Warrant liability	(260)	(726)	(2,393)
General Business credits	(360)	(455)	(628)
Stock Options	1,115	1,559	543
Other	33	73	20
Change in valuation allowance	14,196	5,493	16,351
(Benefit) provision for income taxes	$(34)	$760	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14.2 million, $5.5 million and $16.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016, the Company had federal net operating loss carryforwards of $91.5 million, which begin to expire in 2029. As of December 31, 2016, the Company had state net operating loss carryforwards of $106.6 million, which begin to expire in 2017.

As of December 31, 2016, approximately $2.9 million of federal and $2.0 million of state net operating loss is attributable to stock-based compensation deductions in excess of book expense. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

As of December 31, 2016, the Company had a federal alternative minimum tax credit carryover of $0.7 million.

As of December 31, 2016, the Company had federal research credit carryovers of $5.4 million, which begin to expire in 2026. As of December 31, 2016, the Company had state research credit carryovers of $3.2 million, which will carryforward indefinitely.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized benefit—beginning of period	$1,939	$1,667	$1,341
Gross decreases—prior period tax positions	—	—	—
Gross increases—current period tax positions	223	272	326
Unrecognized benefit—end of period	$2,162	$1,939	$1,667

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States and in California. The tax years 2005 through 2016 remain open in both jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

19. Subsequent Events

On March 2, 2017, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules, under which the Company may borrow up to approximately $30.466 million in two tranches. The loans are represented by secured convertible term promissory notes, collectively, the Notes. The Amended Loan Agreement amends and restates the Amended and Restated Loan and Security Agreement between the Company and the Lenders dated as of December 16, 2013, as amended, or the Original Loan Agreement.

The Company borrowed the first tranche of approximately $20.466 million upon closing of the transaction on March 2, 2017. The Company used all of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement. The second tranche, of up to $10.0 million, can be drawn at any time between April 1, 2017 and December 31, 2017, but only if (a) the Company has obtained approval for the new drug application filed by the Borrower with the U.S. Food and Drug Administration for product DSUVIA (formerly known as ARX-04 in the United States) on or before December 31, 2017, or the Tranche 2 Milestone and (b) the extension of the second tranche has been approved by Agent’s investment committee, such approval to be granted or withheld in its sole discretion. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.55% plus the prime rate as reported from time to time in The Wall Street Journal minus 3.50%, and (ii) 9.55%. Payments under the Amended Loan Agreement are interest only until October 1, 2017 (which will be extended until April 1, 2018 if the Company shall have received at least $40.0 million in net proceeds raised as a combination of up-front cash proceeds from out-licensing or commercial partnering relating to DSUVIA and ZALVISO and new equity after March 2, 2017 and on or before December 31, 2017, or the Liquidity Milestone, and which will be further extended until October 1, 2018 if the Company has achieved the Liquidity Milestone and the Tranche 2 Milestone) followed by equal monthly payments of principal and interest through the scheduled maturity date on March 1, 2020 (which would be extended until September 1, 2020 if the Company achieves the Liquidity Milestone and March 1, 2021 if the Company achieves the Liquidity Milestone and the Tranche 2 Milestone) (as applicable, or the Maturity Date). A final payment equal to $1.7 million will be due in connection with the loans made under the Original Loan Agreement on the earliest of (i) October 1, 2017, (ii) prepayment in full of the loans (other than by a refinancing with the Lenders) or (iii) the date on which the loans under the Loan Agreement become due and payable. In addition, a final payment equal to 6.5% of the aggregate principal amount of loans funded under the Amended Loan Agreement will be due on the earliest of (i) the maturity date, (ii) prepayment in full of the loans (other than by a refinancing with the Lenders) or (iii) the date on which the loans under the Amended Loan Agreement become due and payable. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

If the Company prepays the loan prior to the maturity date, it will pay the Lenders a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs prior to March 2, 2018, 2% if the prepayment occurs after March 2, 2018, but prior to March 2, 2019, or 1% if the prepayment occurs after March 2, 2019.

The Amended Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of Lenders’ security interest or in the value of the collateral, and events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, andthe Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Amended Loan Agreement.

AcelRx Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

20. Unaudited Quarterly Financial Data (in thousands, except per share amounts)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2016. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2016					2015
	Q1	Q2	Q3	Q4		Q1	Q2	Q3	Q4
Revenues	$3,025	$4,531	$3,366		$6,435	$181	$1,924	$15,428	$1,730
Operating costs and expenses	$11,547	$12,853	$11,341		$13,573	$11,581	$10,047	$8,323	$9,266
Net income / (loss)	$(10,981)	$(11,092)	$(11,402)	$	(9,682)	$(10,026)	$(8,896)	$5,069	$(10,546)
Net income / (loss) per share (basic)	$(0.24)	$(0.24)	$(0.25)		$(0.21)	$(0.23)	$(0.20)	$0.11	$(0.24)
Net income / (loss) per share (diluted)	$(0.25)	$(0.24)	$(0.25)		$(0.21)	$(0.27)	$(0.20)	$0.11	$(0.24)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form		SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K		001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1		333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1		333-170594	4.2	1/31/2011

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1		333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K		001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December 16, 2013.	10-K		001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K		001-35068	4.8	5/30/2012

4.7	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 17, 2015.	10-Q		001-35068	4.7	11/3/2015

4.8	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of September 17, 2015.	10-Q		001-35068	4.8	11/3/2015

4.9	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 30, 2016.	10-Q		001-35068	4.9	11/2/2016

4.10	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., dated as of September 30, 2016.	10-Q		001-35068	4.10	11/2/2016

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1		333-170594	10.1	1/7/2011

10.2+	2006 Stock Plan, as amended.	S-1		333-170594	10.2	11/12/2010

10.3+	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice under 2006 Stock Plan.	10-K		001-35068	10.3	3/30/2011

10.4+	2011 Equity Incentive Plan.	S-8		333-172409	99.3	2/24/2011

10.5+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K		001-35068	10.5	3/30/2011

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K		001-35068	10.6	3/30/2011

10.7+	2011 Employee Stock Purchase Plan.	S-8		333-172409	99.6	2/24/2011
			-
10.8	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011.	10-K		001-35068	10.9	3/23/2012

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.9	Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated May 2, 2014	8-K		001-35068	10.1	5/7/2014

10.10	Amended and Restated Loan and Security Agreement among the Registrant, Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., dated as of December 16, 2013.	10-K		001-35068	10.10	3/17/2014

10.11	Consent and Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of December 16, 2013, and amended as of September 24, 2014, among the Registrant, Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc.	10-Q		001-35068	10.8	11/3/2015

10.12	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of December 16, 2013, and amended as of September 30, 2016, among the Registrant, Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc.	10-Q		001-35068	10.2	11/2/2016

10.13+	Amended and Restated Offer Letter between the Registrant and Larry Hamel, dated December 31, 2010.	S-1		333-170594	10.14	1/7/2011

10.14+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1		333-170594	10.15	1/7/2011

10.15+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1		333-170594	10.16	1/7/2011

10.16+	Offer Letter between the Registrant and Timothy E. Morris, dated March 24, 2014.	10-Q		001-35068	10.3	5/8/2014

10.17+	Offer Letter between the Registrant and Jane Wright-Mitchell, dated June 13, 2014.	10-K		001-35068	10.3	5/8/2014

10.18+	Offer Letter between the Registrant and Howard B. Rosen, effective as of April 1, 2016.	10-Q		001-35068	10.3	5/2/2016

10.19+	Non-Employee Director Compensation Policy.	10-K		001-35068	Item 11	3/12/2013

10.20+	2016 Cash Bonus Plan Summary.	8-K		001-35068	10.1	2/17/2016

10.21+	2017 Cash Bonus Plan Summary.	8-K		001-35068	10.1	2/9/2017

10.22+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K		001-35068	10.2	2/9/2017

10.23	Supply Agreement between the Registrant and Mallinckrodt LLC, effective as of May 31, 2013.	10-Q		001-35068	10.1	11/5/2013

10.24#	Manufacture and Supply Agreement between the Registrant and Grünenthal GmbH, effective as of December 16, 2013.	10-K		001-35068	10.28	3/17/2014

10.25#	Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of December 16, 2013.	10-K		001-35068	10.29	3/17/2014

10.26#	First Amendment to the Manufacture and Supply Agreement between the Registrant and Grünenthal GmbH, effective as of July 17, 2015.	10-Q		001-35068	10.2	11/3/2015

10.27#	First Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of July 17, 2015.	10-Q		001-35068	10.1	11/3/2015

10.28	Second Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of September 20, 2016.	10-Q	-	001-35068	10.1	11/2/2016

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.29	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q		001-35068	10.1	5/8/2013

10.30	Amended and Restated Capital Expenditure Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q		001-35068	10.2	5/8/2013

10.31	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement, between the Registrant and Patheon Pharmaceuticals, Inc. effective as of January 30, 2014.	10-Q		001-35068	10.4	5/8/2014

10.32#	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of January 19, 2016.	10-Q		001-35068	10.6	5/2/2016

10.33#	Award/Contract between the Registrant and the U.S. Army Medical Research and Materiel Command, dated May 11, 2015.	10-Q		001-35068	10.2	8/4/2015

10.34	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective August 6, 2015.	10-Q		001-35068	10.3	11/3/2015

10.35	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective August 12, 2015.	10-Q		001-35068	10.4	11/3/2015

10.36	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective September 4, 2015.	10-Q		001-35068	10.5	11/3/2015

10.37#	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective January 22, 2016.	10-Q		001-35068	10.4	5/2/2016

10.38	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective March 3, 2016.	10-Q		001-35068	10.5	5/2/2016

10.39	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective June 14, 2016.	10-Q		001-35068	10.3	7/29/2016

10.40#	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015.	10-Q		001-35068	10.6	11/3/2015

10.41#	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of the Registrant) and PDL BioPharma, Inc., dated as of September 18, 2015.	10-Q		001-35068	10.7	11/3/2015

10.42	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K		001-35068	10.1	6/21/2016

10.43	Amended and Restated Loan and Security Agreement among the Registrant, Hercules Technology II, L.P., Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., dated as of March 2, 2017.

21.2	Subsidiaries of the Registrant.		-

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
*

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.