Form 10-Q
period 2017-03-31
ACELRX PHARMACEUTICALS INC
filed 2017-05-08
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of April 27, 2017, the number of outstanding shares of the registrant’s common stock was 45,380,473.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “DSUVIA” is a trademark, and ACELRX and “ZALVISO” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2017 (Unaudited)	December 31, 2016(1)
Assets
Current Assets:
Cash and cash equivalents	$72,332	$80,310
Accounts receivable, net	2,708	5,833
Inventories	1,852	2,154
Prepaid expenses and other current assets	1,079	756
Total current assets	77,971	89,053
Property and equipment, net	10,245	10,712
Restricted cash	178	178
Other assets	50	50
Total Assets	$88,444	$99,993

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,687	$1,558
Accrued liabilities	4,544	4,595
Long-term debt, current portion	5,056	2,912
Deferred revenue, current portion	362	362
Liability related to the sale of future royalties, current portion	1,104	764
Total current liabilities	12,753	10,191
Deferred rent, net of current portion	—	43
Long-term debt, net of current portion	16,584	18,637
Deferred revenue, net of current portion	3,734	3,824
Liability related to the sale of future royalties, net of current portion	74,420	72,223
Contingent put option liability	314	124
Warrant liability	295	288
Total liabilities	108,100	105,330
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—100,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 45,371,351 and 45,333,790 shares issued and outstanding as of March 31, 2017 and December 31, 2016	45	45
Additional paid-in capital	242,214	240,977
Accumulated deficit	(261,913)	(246,362)
Accumulated other comprehensive (loss) income	(2)	3
Total stockholders’ deficit	(19,656)	(5,337)
Total Liabilities and Stockholders’ Deficit	$88,444	$99,993

(1)

The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Collaboration agreement revenue	$3,027	$1,793
Contract and other	82	1,232
Total revenue	3,109	3,025

Operating costs and expenses:
Cost of goods sold	4,125	3,599
Research and development	6,919	4,171
General and administrative	4,138	3,777
Total operating costs and expenses	15,182	11,547
Loss from operations	(12,073)	(8,522)
Other (expense) income:
Interest expense	(774)	(680)
Interest income and other income (expense), net	(146)	419
Non-cash interest expense on liability related to future sale of royalties	(2,558)	(2,196)
Total other expense	(3,478)	(2,457)
Net loss before income taxes	(15,551)	(10,979)
Provision for income taxes	—	(2)
Net loss	(15,551)	(10,981)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(5)	5
Comprehensive loss	$(15,556)	$(10,976)
Net loss per share of common stock, basic	$(0.34)	$(0.24)
Net loss per share of common stock, diluted	$(0.34)	$(0.25)
Shares used in computing net loss per share of common stock, basic	45,348,255	45,286,877
Shares used in computing net loss per share of common stock, diluted – see Note 10	45,348,255	45,296,954

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,551)	$(10,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(21)	—
Non-cash interest expense on liability related to royalty monetization	2,558	2,196
Depreciation and amortization	480	512
Non-cash interest expense related to debt financing	91	210
Stock-based compensation	1,144	1,185
Revaluation of put option and PIPE warrant liabilities	197	(375)
Other	(5)	14
Changes in operating assets and liabilities:
Accounts receivable	3,125	80
Inventories	302	(444)
Prepaid expenses and other assets	(323)	210
Accounts payable	652	2,124
Accrued liabilities	(51)	(1,515)
Deferred revenue	(90)	603
Deferred rent	(43)	(48)
Net cash used in operating activities	(7,535)	(6,229)
Cash flows from investing activities:
Purchase of property and equipment	(536)	(190)
Proceeds from maturities of investments	—	3,805
Net cash (used in) provided by investing activities	(536)	3,615
Cash flows from financing activities:
Net proceeds from issuance of common stock through equity plans and exercise of warrants	93	121
Net cash provided by financing activities	93	121
Net decrease in cash and cash equivalents	(7,978)	(2,493)
Cash and cash equivalents—Beginning of period	80,310	107,922
Cash and cash equivalents—End of period	$72,332	$105,429

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. AcelRx’s lead product candidate, DSUVIA™ (known as ARX-04 outside of the United States), and its follow-on product candidate, ZALVISO®, utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration. Subject to obtaining regulatory approvals, AcelRx anticipates developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States by itself, and potentially, in certain European Economic Area, or EEA, countries with strategic partners. In geographies where AcelRx decides not to commercialize itself, the Company may seek to out-license commercialization rights. AcelRx intends to seek regulatory approval for ZALVISO in the United States and, if successful, potentially promote ZALVISO as a follow-on product to DSUVIA, either by itself or with strategic partners.

The Company has two late-stage development candidates based on sublingual sufentanil. The first, DSUVIA, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. DSUVIA was initially developed at the request of the U.S. Department of Defense as a replacement for injections of morphine on the battlefield. In addition to the military application, AcelRx is developing DSUVIA for the treatment of patients suffering from moderate-to-severe acute pain in multiple settings, such as emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based or hospital-based procedures; patients being treated and transported by paramedics; and for battlefield casualties. The Company has completed the Phase 3 clinical program for DSUVIA and a New Drug Application, or NDA, was accepted for filing by the U.S. Food and Drug Administration, or FDA, for DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional in medically supervised settings in February 2017. The Company has been advised that the FDA will hold a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee to obtain committee input on the safety and efficacy of DSUVIA. The Company anticipates the joint advisory committee meeting will take place this summer.

In March 2017, the European Medicines Agency, or EMA, notified the Company that the ARX-04 (sufentanil sublingual tablet, 30 mcg) Marketing Authorisation Application, or MAA, has passed validation, and that the scientific review of the MAA is underway. The MAA for ARX-04 (known as DSUVIA in the United States) was filed for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting. AcelRx expects an opinion on the MAA from the Committee for Medicinal Products for Human Use, or CHMP, in the first half of 2018.

The Company’s other late-stage investigational product candidate, ZALVISO, delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia device. ZALVISO is approved in the EEA, Norway, Iceland and Liechtenstein and is in late-stage development in the U.S. In response to the NDA the Company submitted to the FDA seeking approval for ZALVISO, the Company received a Complete Response Letter, or CRL, on July 25, 2014. Subsequently, the FDA requested an additional clinical study, IAP312, which the Company initiated in September 2016 and for which enrollment is now complete. The Company anticipates top-line results from this study in mid-2017. Pending successful completion of the IAP312 trial, the Company anticipates resubmitting the NDA for ZALVISO by the end of 2017.

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which grants Grünenthal rights to commercialize ZALVISO, the Company’s novel sublingual patient-controlled analgesia, or PCA, system, or the Product, in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. In September 2015, the European Commission approved the Marketing Authorization Application, or MAA, previously submitted to the European Medicines Agency, or EMA, for ZALVISO for the management of acute moderate-to-severe post-operative pain in adult patients. The approval allows Grünenthal to market ZALVISO in the 28 EU member states as well as for the EEA, Norway, Iceland and Liechtenstein, or EEA. Also on December 16, 2013, AcelRx and Grünenthal, entered into a related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, effective as of July 17, 2015, and together with the Amended License Agreement, the Amended Agreements.

Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, the UK, and Italy, and is expected to be commercially launched in 2017 in the Netherlands, Belgium, Portugal, Ireland, Spain, Austria and the Nordics. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2017.

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

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016, was derived from the Company’s audited financial statements as of December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, there have been no significant changes to the Company’s significant accounting policies from those previously disclosed in its Annual Report on Form 10-K.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. Effective January 1, 2017, the Company adopted this updated guidance and elected to recognize forfeitures when they occur using a modified retrospective approach, which did not have a material impact on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory measured using first-in, first-out (“FIFO”) or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 was adopted by the Company beginning in fiscal 2017, and did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Standards

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the condensed consolidated statement of cash flows. The ASU requires that the condensed consolidated statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the condensed consolidated statement of cash flows and the cash and equivalents balance presented on the condensed consolidated balance sheet. ASU 2016-18 is effective retrospectively on January 1, 2018, with early adoption permitted. The Company has not yet selected a transition date. The Company does not expect the adoption of ASU 2016-18 to have a material effect on its results of operations, financial condition or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

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

●	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and
●	ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements.

The Company currently anticipates adoption of the new standard effective January 1, 2018 under the modified retrospective transition method. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to the condensed consolidated financial statements and related disclosures, including the areas of variable consideration and new disclosure requirements. While the Company is still in the process of its evaluation of the Amended Agreements with its collaboration partner Grünenthal, the Company currently believes that the impact of adoption of the new standard to its financial statements will not be material. As the Company completes its evaluation of the new standard, new information may arise that could change the Company’s understanding of the impact to its financial statements. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions, and will expand its analysis to include any new revenue arrangements initiated prior to adoption.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$41,836	$—	$—	$41,836
U.S. government agency securities	30,498	—	(2)	30,496
Total cash and cash equivalents	72,334	—	(2)	72,332
Total cash, cash equivalents and investments	$72,334	$—	$(2)	$72,332

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$49,833	$—	$—	$49,833
U.S. government agency securities	30,474	3	—	30,477
Total cash and cash equivalents	80,307	3	—	80,310
Total cash, cash equivalents and investments	$80,307	$3	$—	$80,310

As of March 31, 2017 and December 31, 2016, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at March 31, 2017 or December 31, 2016. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level II assets and Level III liabilities. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of March 31, 2017 and December 31, 2016, the Company held, in addition to Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., collectively referred to as the Lenders, which amended and restated the Loan and Security Agreement dated as of June 29, 2011, which was classified as a Level III liability. On March 2, 2017, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. The Amended Loan Agreement amends and restates the Original Loan Agreement. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of March 31, 2017 and December 31, 2016, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 8 “Warrants.” The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs can have a significant impact to the estimated fair value of the PIPE warrants. The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2017
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,496	$—	$30,496	$—
Total assets measured at fair value	$30,496	$—	$30,496	$—

Liabilities
PIPE warrants	$295	—	—	$295
Contingent put option liability	314	—	—	314
Total liabilities measured at fair value	$609	$—	$—	$609

	As of December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,477	$—	$30,477	$—
Total assets measured at fair value	$30,477	$—	$30,477	$—

Liabilities
PIPE warrants	$288	—	—	$288
Contingent put option liability	124	—	—	124
Total liabilities measured at fair value	$412	$—	$—	$412

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017	As of December 31, 2016
Market Price	$3.15	$2.60
Exercise Price	$3.40	$3.40
Risk-free interest rate	0.91%	0.85%
Expected volatility	65.0%	81.0%
Expected life (in years)	0.67	0.92
Expected dividend yield	0.0%	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

Three Months Ended March 31, 2017
Fair value—beginning of period	$412
Change in fair value of PIPE warrants	7
Change in fair value of contingent put option associated with Amended Loan Agreement	190
Fair value—end of period	$609

Three Months Ended March 31, 2016
Fair value—beginning of period	$1,179
Change in fair value of PIPE warrants	(331)
Change in fair value of contingent put option associated with Original Loan Agreement	(44)
Fair value—end of period	$804

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	Balance as of
	March 31, 2017	December 31, 2016
Raw materials	$847	$1,126
Work-in-process	324	296
Finished goods	681	732
Total	$1,852	$2,154

4. U.S. Department of Defense Contract

On May 11, 2015, the Company entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or the USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to the Company in order to support the development of the Company’s product candidate, DSUVIA (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled single-dose applicator, or SDA, for the treatment of moderate-to-severe acute pain, referred to as the DoD Contract. The DoD Contract supports development of DSUVIA. Under the terms of the DOD Contract, the DoD has and continues to reimburse the Company for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DOD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DOD Contract began on May 11, 2015. The DOD Contract gives the DoD the option to extend the term of the DOD Contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DOD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes were absorbed within the current DOD Contract value. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; additional stability testing; and preparation for the FDA advisory committee meeting for DSUVIA. The amendment also extends the DOD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. The majority of the costs for these changes will be absorbed within the original DOD Contract value of $17.0 million. If DSUVIA is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the DOD Contract.

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development performed under the DoD Contract, recorded as contract and other revenue in the condensed consolidated statements of comprehensive loss, was $0.1 million for the three months ended March 31, 2017 and $1.2 million for the three months ended March 31, 2016.

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

Amended License Agreement

Under the terms of the Amended License Agreement, Grünenthal has the exclusive right to commercialize the Product in the Field in the Territory. The Company retains control of clinical development, while Grünenthal and the Company will be responsible for certain development activities pursuant to a development plan as agreed between the parties. The Company will not receive separate payment for such development activities, apart from the $0.7 million included under the Amended Agreements. Grünenthal is exclusively responsible for marketing approval applications and other regulatory filings relating to the sufentanil sublingual tablet drug cartridge for the Product in the Field in the Territory, while the Company is responsible for the CE Mark and other regulatory filings relating to device portions of the Product. A CE Mark for ZALVISO was obtained in the fourth quarter of 2014 which specifies AcelRx as the device design authority and manufacturer. In September 2015, the European Commission approved the MAA for ZALVISO (15 mcg sufentanil sublingual tablets) for the management of acute moderate-to-severe post-operative pain in adult patients for the 28 EU member states as well as for the EEA. In April 2016, Grünenthal completed the first commercial sale of ZALVISO.

The Company received an upfront non-refundable cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014, and an additional $15.0 million milestone payment upon the European Commission, or EC, approval of the MAA for ZALVISO, which was approved in September 2015. Under the Amended License Agreement, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts to be agreed between Grünenthal and the Company ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of ZALVISO. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL in connection with the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 7 “Liability Related to Sale of Future Royalties”. Unless earlier terminated, the Amended License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply the Product to Grünenthal. The Amended License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

Amended MSA

Under the terms of the Amended MSA, the Company will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from AcelRx, during the first five years after the effective date of the MSA, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. The Product will be supplied at prices approximating the Company’s direct manufacturing cost, subject to certain caps, as defined in the MSA Amendment. The MSA Amendment requires the Company to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and, under certain specified conditions, permits Grünenthal to use a third party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

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

Below is a summary of revenue recognized under the Amended Agreements during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Product sales	$2,921	$1,400
Joint steering committee, research and development services and demonstration devices	78	393
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	21	—
Royalty revenue	7	—
Total	$3,027	$1,793

As of March 31, 2017, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.7 million, respectively.

6. Long-Term Debt

Amended and Restated Loan and Security Agreement

In June 2011, AcelRx entered into the Loan and Security Agreement, with the Lenders, under which AcelRx borrowed $20.0 million in two tranches of $10.0 million each, represented by secured convertible term promissory notes. The Company’s obligations associated with the agreement are secured by a security interest in substantially all of its assets, other than its intellectual property and those assets sold under the Royalty Monetization.

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

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement with the Lenders, or the Original Loan Agreement, under which the Company was provided the ability to borrow up to $40.0 million in three tranches. The loans were represented by secured convertible term promissory notes, collectively, the 2013 Notes. The Original Loan Agreement amended and restated the prior Loan and Security Agreement between the Company and the Lenders dated as of June 29, 2011. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the prior Loan and Security Agreement with the Lenders. The Company recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014. In connection with the Original Loan Agreement, the Company issued a warrant to each Lender which, collectively, are exercisable for an aggregate of 176,730 shares of common stock and each carried an exercise price of $6.79 per share.

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

On March 2, 2017, the Company entered into the Amended Loan Agreement with Hercules under which the Company may borrow up to approximately $30.5 million in two tranches. The loans are represented by secured convertible term promissory notes, collectively, the Notes. The Amended Loan Agreement amends and restates the Original Loan Agreement.

The Company borrowed the first tranche of approximately $20.5 million upon closing of the transaction on March 2, 2017. The Company used all of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement. The second tranche, of up to $10.0 million, can be drawn at any time between April 1, 2017 and December 31, 2017, but only if (a) the Company has obtained approval for the new drug application filed by the Borrower with the U.S. Food and Drug Administration for DSUVIA on or before December 31, 2017, or the Tranche 2 Milestone, and (b) the extension of the second tranche has been approved by Agent’s investment committee, such approval to be granted or withheld in its sole discretion. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.55% plus the prime rate as reported from time to time in The Wall Street Journal minus 3.50%, and (ii) 9.55%. Payments under the Amended Loan Agreement are interest only until October 1, 2017 (which will be extended until April 1, 2018 if the Company shall have received at least $40.0 million in net proceeds raised as a combination of up-front cash proceeds from out-licensing or commercial partnering relating to DSUVIA and ZALVISO and new equity after March 2, 2017 and on or before December 31, 2017, or the Liquidity Milestone, and which will be further extended until October 1, 2018 if the Company has achieved the Liquidity Milestone and the Tranche 2 Milestone) followed by equal monthly payments of principal and interest through the scheduled maturity date on March 1, 2020 (which would be extended until September 1, 2020 if the Company achieves the Liquidity Milestone and March 1, 2021 if the Company achieves the Liquidity Milestone and the Tranche 2 Milestone) as applicable, or the Maturity Date. A final payment equal to $1.7 million will be due in connection with the loans made under the Original Loan Agreement on the earliest of (i) October 1, 2017, (ii) prepayment in full of the loans (other than by a refinancing with Hercules) or (iii) the date on which the loans under the Loan Agreement become due and payable. In addition, a final payment equal to 6.5% of the aggregate principal amount of loans funded under the Amended Loan Agreement will be due on the earliest of (i) the maturity date, (ii) prepayment in full of the loans (other than by a refinancing with Hercules) or (iii) the date on which the loans under the Amended Loan Agreement become due and payable. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

If the Company prepays the loan prior to the maturity date, it will pay Hercules a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs prior to March 2, 2018, 2% if the prepayment occurs after March 2, 2018, but prior to March 2, 2019, or 1% if the prepayment occurs after March 2, 2019.

The Amended Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority ofHercules’ security interest or in the value of the collateral, and events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Amended Loan Agreement.

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges. This option is considered a contingent put option liability, as the holder of the loan has the ability to exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the Original Loan Agreement entered into on December 16, 2013 was considered an extinguishment, the contingent put option liability associated with the prior Loan and Security Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of March 31, 2017, the estimated fair value of the contingent put option liability was $314,000 under the Amended Loan Agreement and as of December 31, 2016, the estimated fair value of the contingent put option liability was $124,000 under the Original Loan Agreement. The estimated fair values were determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability related to the Amended Loan Agreement will be revalued at the end of each reporting period and any change in the fair value will be recognized in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss.

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

In connection with the Amended Loan Agreement, the Company performed an analysis to determine if the amendment and restatement of the Original Loan Agreement was a modification or extinguishment of the debt. The Company assumed immediate prepayment of both the pre-modification debt and post-modification debt and concluded the Amended Loan Agreement was a modification rather than extinguishment of the debt under the Original Loan Agreement.

The accrued balance due under the Amended Loan Agreement was $21.6 million at March 31, 2017 and the accrued balance due under the Original Loan Agreement was $21.5 million at December 31, 2016. Interest expense related to the Amended Loan Agreement was $0.8 million, $0.3 million of which represented amortization of the debt discount, for the three months ended March 31, 2017. Interest expense related to the Original Loan Agreement was $0.7 million, $0.2 million of which represented amortization of the debt discount, for the three months ended March 31, 2016.

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

The Company has significant continuing involvement in the Royalty Monetization primarily due to an obligation to act as the intermediary for the supply of ZALVISO to Grünenthal. Due to the Company’s significant continuing involvement, the Royalty Monetization has been accounted for as a liability that will be amortized using the interest method over the life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty and milestone payments to be received by PDL and payments the Company is required to make to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The sum of the capped amount of $195.0 million, less the $61.2 million of net proceeds the Company received will be recorded as interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records interest expense. The Company’s estimate of the interest rate under the arrangement is based on the amount of royalty and milestone payments expected to be received by PDL over the life of the arrangement. The Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 14%.

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

The following table shows the activity within the liability account during the three months ended March 31, 2017 (in thousands):

	Three months ended March 31, 2017	Period from inception to March 31, 2017
Liability related to sale of future royalties — beginning balance	$72,987	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(21)	(28)
Non-cash interest expense recognized	2,558	14,368
Liability related to sale of future royalties as of March 31, 2017	75,524	75,524
Less: current portion	(1,104)	(1,104)
Liability related to sale of future royalties — net of current portion	$74,420	$74,420

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

8. Warrants

Series A Warrants

On March 15, 2017, warrants to purchase 3,425 shares of common stock had not been exercised and expired.

Hercules Warrants

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

As of March 31, 2017, warrants to purchase 176,730 shares of common stock issued to the Lenders had not been exercised and were still outstanding. These warrants expire in December 2018.

2012 Private Placement Warrants

In connection with the Private Placement, completed in June 2012, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the PIPE warrants was $3.40 which equals the closing consolidated bid price of the Company’s common stock on May 29, 2012, the effective date of the Purchase Agreement. The PIPE warrants issued in the Private Placement became exercisable six months after the issuance date, and expire on the five year anniversary of the initial exercisability date. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants were recorded as a liability at fair value, as determined by the Black-Scholes option-pricing model, and then marked to fair value each reporting period, with changes in estimated fair value recorded through the condensed consolidated statements of comprehensive loss in interest income and other income (expense), net. The Black-Scholes assumptions used to value the PIPE warrants are disclosed in Note 2 “Investments and Fair Value Measurement.”

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of March 31, 2017, the fair value of the PIPE warrants was estimated to be $0.3 million. The change in fair value during the three months ended March 31, 2017, which was recorded as other expense, was $0.01 million, and the change in fair value during the three months ended March 31, 2016, which was recorded as other income, was $0.3 million.

As of March 31, 2017, PIPE warrants to purchase 512,456 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

9. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan, or ESPP, as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of goods sold	$84	$71
Research and development	537	600
General and administrative	523	514
Total	$1,144	$1,185

As of March 31, 2017, there were 2,333,995 shares available for grant, 8,559,217 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 1,101,331 shares available for grant under the ESPP.

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

During the three months ended March 31, 2017, the exercise price of the PIPE warrants exceeded the average of AcelRx’s closing share price in the period. As a result, the PIPE warrants were anti-dilutive during the three months ended March 31, 2017. During the three months ended March 31, 2016, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at March 31, 2016, compared to the closing share price on December 31, 2015. The decrease in share price created a lower Black-Scholes value and lower liability for the PIPE warrants, which resulted in other income during the three months ended March 31, 2016. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three months ended March 31, 2017 and 2016 (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2017	2016

Numerator
Net loss used to compute net loss per share:
Basic	$(15,551)	$(10,981)
Adjustments for change in fair value of warrant liability	—	(331)

Diluted	$(15,551)	$(11,312)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	45,348,255	45,286,877
Dilutive effect of warrants	—	10,077

Diluted	45,348,255	45,296,954

Net loss per share — basic	$(0.34)	$(0.24)

Net loss per share — diluted	$(0.34)	$(0.25)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	March 31,
	2017	2016
ESPP and stock options to purchase common stock	8,689,375	6,538,471
Convertible debt into common stock	—	553,763
Common stock warrants	689,186	180,155

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the process and timing of anticipated future development of AcelRx's product candidates, DSUVIA™ (sufentanil sublingual tablet, 30 mcg), known as ARX-04 outside the United States and ZALVISO® (sufentanil sublingual tablet system), including U.S. Food and Drug Administration, or FDA, review of the New Drug Application, or NDA, for DSUVIA, and the anticipated joint advisory committee meeting; the potential approval of the DSUVIA NDA by the FDA; the European Medicines Agency, or EMA, scientific review of the ARX-04 Marketing Authorisation Application, or MAA; the DSUVIA and ARX-04 clinical trial results; AcelRx's pathway forward towards gaining approval of ZALVISO in the U.S., including successful completion of the IAP312 clinical study for ZALVISO; anticipated resubmission of the ZALVISO NDA to the FDA, including the scope and timing of the resubmission, and FDA review time; the status of the Collaboration and License Agreement with Grünenthal GmbH, a company organized under the laws of Germany, or Grünenthal, or any other future potential collaborations, including potential milestones and royalty payments under the Grünenthal agreement; and the therapeutic and commercial potential of AcelRx's product candidates, including potential market opportunities for DSUVIA, ARX-04 and ZALVISO. These forward-looking statements are based on AcelRx Pharmaceuticals’ current expectations and inherently involve significant risks and uncertainties. AcelRx Pharmaceuticals’ actual results and timing of events could differ materially from those anticipated in such forward-looking statements, and as a result of these risks and uncertainties, which include, without limitation, risks related to AcelRx Pharmaceuticals’ DSUVIA and ARX-04 development programs, including the FDA review of the DSUVIA NDA, the anticipated joint advisory committee meeting for DSUVIA, and the EMA review of the ARX-04 MAA, including the possibility that the FDA or EMA may dispute or interpret differently clinical results obtained from the DSUVIA or ARX-04 Phase 2 and 3 studies; the ZALVISO development program, including successful completion of IAP312 and the resubmission of the ZALVISO NDA to the FDA; any delays or inability to obtain and maintain regulatory approval of its product candidates, including DSUVIA in the United States, ARX-04 in Europe, and ZALVISO in the United States; AcelRx’s ability to receive any milestones or royalty payments under the Grünenthal agreement and the timing thereof; ability to manufacture and supply sufficient quantities of ZALVISO to Grünenthal on a timely basis; the commercial success of Grünenthal’s launch of ZALVISO in the European Union, or EU; the uncertain clinical development process, including adverse events; the risk that planned clinical trials may not have an effective clinical design, enroll a sufficient number of patients, or be completed on schedule, if at all; the success and timing of all development activities and clinical trials, including the additional clinical trial for ZALVISO, IAP312; the market potential for AcelRx’s product candidates; and the accuracy of AcelRx’s estimates regarding expenses, capital requirements and the need for financing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016.

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. Our lead product candidate, DSUVIA™ (known as ARX-04 outside of the United States), and our follow-on product candidate, ZALVISO®, utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration. We anticipate developing a distribution capability and commercial organization to market and sell DSUVIA in the United States by ourselves, and potentially, in certain European Economic Area, or EEA, countries with strategic partners. In geographies where we decide not to commercialize ourselves, we may seek to out-license commercialization rights. We intend to seek regulatory approval for ZALVISO in the United States and, if successful, potentially promote ZALVISO as a follow-on product to DSUVIA, either by ourselves or with strategic partners.

We have chosen sufentanil as the therapeutic ingredient for our current product candidates. Opioids have been utilized for pain relief for centuries and are the standard-of-care for the treatment of moderate-to-severe acute pain. Sufentanil is available as an injectable in several markets around the world and is used by anesthesiologists for induction of sedation or as an epidural; however, the injectable formulation is not suitable for the treatment of acute pain. We have created a proprietary sublingual (under the tongue) formulation of sufentanil intended for the treatment of moderate-to-severe acute pain. The sublingual formulation retains the therapeutic value of sufentanil and novel delivery devices provide a non-invasive route of administration. Sufentanil is highly lipophilic which provides for rapid absorption in the mucosal tissue, or fatty cells, found under the tongue, and for rapid transit across the blood-brain barrier to reach the mu-opioid receptors in the brain. The sublingual route of delivery used by DSUVIA and ZALVISO provides a recognized onset of analgesia. The sublingual delivery system also eliminates the risk of intravenous, or IV, complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV infusion pump, or IV line, DSUVIA and ZALVISO may allow for ease of patient mobility.

DSUVIA™ (sufentanil sublingual tablet, 30 mcg), known as ARX-04 outside the United States

DSUVIA is a non-invasive investigational product candidate consisting of 30 mcg sufentanil tablets delivered sublingually by a healthcare professional using a disposable, pre-filled, single-dose applicator, or SDA. We are developing DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings. If approved, examples of potential patient populations and settings in which DSUVIA could be used include: emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based or hospital-based procedures; patients being treated and transported by paramedics; and for battlefield casualties. In the emergency room and in ambulatory care environments, patients often do not have immediate IV access available, or maintaining IV access can be an impediment to rapid discharge. Oral pills and liquids generally have slow and erratic onset of analgesia. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Based on internal market research conducted to date, we believe that additional treatment options are needed that can safely and effectively treat acute trauma pain, in both civilian and military settings, and that can provide an alternative to IV opioids for moderate-to-severe acute pain.

With the completion of the clinical program for DSUVIA, and the positive data obtained from all the clinical studies, we submitted an NDA under section 505(b)(2) with the FDA for DSUVIA for the treatment of adult patients experiencing moderate-to-severe acute pain in a medically supervised setting. The NDA was accepted for filing by the FDA in February 2017. The NDA contains results of the entire DSUVIA clinical program, including data from four (three Phase 3 and one Phase 2) clinical trials in which DSUVIA was assessed as a treatment for moderate-to-severe acute pain in post-operative and emergency department patients. In each of these clinical studies, patients treated with DSUVIA demonstrated mean improvements in pain intensity as early as 15-to-30 minutes after the start of dosing. Adverse events reported in the studies were typical of opioid therapy, with the most common being nausea, headache, vomiting and dizziness. The FDA has informed us that they will hold a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee to obtain committee input on the safety and efficacy of DSUVIA. We anticipate the joint advisory committee meeting will take place this summer.

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the DoD Contract, the DoD has and continues to reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DOD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The DOD Contract gives the DoD the option to extend the term and provide additional funding. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DOD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes were absorbed within the current DOD Contract value. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; additional stability testing; and preparation for the FDA advisory committee meeting for DSUVIA. The amendment also extended the DOD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. The majority of the costs for these changes will be absorbed within the original DOD Contract value of $17.0 million. If DSUVIA is approved by the FDA, the DoD has the option to purchase 112,000 units of commercial product pursuant to the terms of the DoD Contract.

In March 2017, the European Medicines Agency, or EMA, notified us that the Marketing Authorisation Application, or MAA, for ARX-04 (sufentanil sublingual tablet, 30 mcg) for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting has passed validation, and that the scientific review of the MAA is underway. We anticipate an opinion on the MAA from the Committee for Medicinal Products for Human Use, or CHMP, in the first half of 2018. We held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for ARX-04 in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We may need an additional controlled study in the emergency department with ARX-04 to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries.

ZALVISO® (sufentanil sublingual tablet system)

As a follow-on product candidate to DSUVIA in the United States, ZALVISO is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. ZALVISO consists of a pre-filled cartridge of 40 sufentanil sublingual tablets, 15 mcg, delivered by the ZALVISO System, a needle-free, handheld, patient-administered, pain management system. While still under development in the U.S., as discussed further below, ZALVISO is approved and marketed in the EU.

ZALVISO is a pre-programmed non-invasive system to allow hospital patients with moderate-to-severe acute pain to self-dose with sufentanil sublingual tablets, 15 mcg, to manage their pain. ZALVISO is designed to help address certain problems associated with post-operative intravenous (IV) patient-controlled analgesia (PCA). ZALVISO allows patients to self-administer sufentanil sublingual tablets via a pre-programmed, secure system designed in part to eliminate the risk of programming errors.

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

ZALVISO was approved for commercial sale by the European Commission in September 2015. Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, the UK, and Italy, and is expected to be launched in 2017 in the Netherlands, Belgium, Portugal, Ireland, Spain, Austria and the Nordics. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of ZALVISO in the EU and EEA by Grünenthal to PDL, or the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 7 “Liability Related to Sale of Future Royalties” in the accompanying notes to the condensed consolidated financial statements. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2017.

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

Our IAP312 study is designed to evaluate the effectiveness of changes made to enhance performance of the ZALVISO device, the incidence of inadvertent dosing, and to take into account comments from the FDA on the protocol. The IAP312 study will include approximately 315 post-operative patients and collect information requested by the Division including device failure rate and incidence of dropped tablets. These results will supplement the three Phase 3 trials already completed that include a head-to-head comparison to IV PCA. We initiated IAP312 in September 2016 and enrollment is complete. We anticipate top-line data results from this study in mid-2017. Pending successful completion of the IAP312 trial, we anticipate resubmitting the NDA for ZALVISO by the end of 2017.

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

Our revenues since inception have consisted primarily of revenues from our Amended License Agreement with Grünenthal and our research contracts with the DoD. As mentioned above, in May 2015, the DoD agreed to provide us up to $17.0 million to support the development of DSUVIA. Under the terms of the DOD Contract, the DoD has and continues to reimburse us for certain costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DOD Contract, including reimbursement for certain personnel and overhead expenses.

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

Our net losses were $15.6 million and $11.0 million during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $261.9 million. As of March 31, 2017, we had cash, cash equivalents and investments totaling $72.3 million compared to $80.3 million as of December 31, 2016.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenue

In September 2015, the European Commission, or EC, granted marketing approval for ZALVISO in the European Union to our commercial partner, Grünenthal. ZALVISO has been commercially launched in Germany, France, the UK, and Italy, and is expected to be commercially launched in 2017 in the Netherlands, Belgium, Portugal, Ireland, Spain, Austria and the Nordics. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of ZALVISO in 2017 will be minimal.

Revenue during the three months ended March 31, 2017, was $3.1 million, including $3.0 million in collaboration agreement revenue recognized under our Amended Agreements with Grünenthal, plus $0.1 million in revenue under the DoD Contract.

Revenue during the three months ended March 31, 2016, was $3.0 million, including $1.8 million in collaboration agreement revenue recognized under our Amended Agreements with Grünenthal, plus $1.2 million in revenue under the DoD Contract.

Collaboration Agreement Revenue

Below is a summary of revenue recognized under the Amended Agreements during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Product sales	$2,921	$1,400
Joint steering committee, research and development services and demonstration devices	78	393
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	21	—
Royalty revenue	7	—
Total	$3,027	$1,793

As a result of the launch of ZALVISO in Europe by our licensee, Grünenthal, we recognized $2.9 million in product sales in the three months ended March 31, 2017, consisting of ZALVISO devices, drug product and accessories. Delivery of the ZALVISO cartridges ordered by Grünenthal is behind schedule at Patheon. We are working with Patheon to resolve these issues; however, there can be no assurance that the issues will be resolved in a timely fashion.

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

As of March 31, 2017, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.8 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the three months ended March 31, 2017 and 2016, we recognized revenue of $0.1 million and $1.2 million, respectively, for services performed under the DoD Contract for DSUVIA. Under the terms of the DoD Contract, the DoD reimburses us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DOD Contract, including reimbursement for certain personnel and overhead expenses.

Cost of goods sold

Total cost of goods sold was $4.1 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively. As mentioned above, the EC approved ZALVISO in late September 2015. Under the Amended Agreements with Grünenthal, we will sell ZALVISO at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of ZALVISO in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of ZALVISO and the Grünenthal launch is in the very early stages. If we do not receive timely approval of ZALVISO in the U.S., are unable to successfully launch ZALVISO in the U.S. or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin. Cost of goods sold for ZALVISO delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs. These direct costs included in costs of goods sold totaled $2.8 million and $2.0 million in the three months ended March 31, 2017 and 2016, respectively. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Prior to the initiation of commercial production in October 2015, these costs were included in research and development expenses as period costs. Indirect costs included in costs of goods sold totaled $1.3 million and $1.6 million in the three months ended March 31, 2017 and 2016, respectively. We anticipate that at future production levels, indirect costs included in costs of goods sold for 2017 will be approximately $1.4 million per quarter. For the foreseeable future, we anticipate negative gross margins on ZALVISO product delivered to Grünenthal.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to ZALVISO; however, in 2016 and in the first quarter of 2017 research and development expenses related to DSUVIA, known as ARX-04 outside the United States, were greater than those for ZALVISO. Research and development expenses included the following:

•	regulatory expenses incurred in connection with preparation for the FDA advisory committee meeting for DSUVIA;

•	expenses incurred under agreements with contract research organizations and clinical trial sites;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party pharmaceutical and engineering development contractors;

•	payments to third party manufacturers;

•	depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and equipment and laboratory and other supply costs; and

•	costs for equipment and laboratory and other supplies.

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We will incur substantial future research and development expenditures as we seek to continue development of ARX-04 and ZALVISO, including the expenses associated with preparation for the FDA advisory committee meeting for DSUVIA, support for the Committee for Medicinal Products for Human Use, or CHMP’s scientific review of the MAA for ARX-04, additional clinical trials that may be required to support an indication in the EU that includes trauma-related pain and ensures premium reimbursement in certain EU countries, and the completion of IAP312, the additional clinical trial for ZALVISO.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months
	Ended March 31,		$ Change	% Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
DSUVIA	$1,044	$1,155	$(111)	(10)%
ZALVISO	3,738	910	2,828	311%
Overhead	2,137	2,106	31	1%
Total research and development expenses	$6,919	$4,171	$2,748	66%

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

The $2.7 million increase in research and development expenses during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily attributable to a $2.8 million increase in ZALVISO-related expenses, primarily related to the IAP312 study, partially offset by a $0.1 million decrease in DSUVIA-related spending.

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

Total general and administrative expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended March 31		$ Change	% Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
General and administrative expenses	$4,138	$3,777	$361	10%

The $0.4 million increase in general and administrative expenses during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to a $0.3 million increase in DSUVIA-related market research activities.

Other (Expense) Income

Total other (expense) income for the three months ended March 31, 2017 and 2016 was as follows (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2017	2016	2017 vs. 2016	2017 vs. 2016
Interest expense	$(774)	$(680)	$(94)	14%
Interest income and other income (expense), net	(146)	419	(565)	(135)%
Non-cash interest expense on liability related to sale of future royalties	(2,558)	(2,196)	(362)	16%
Total other (expense) income	$(3,478)	$(2,457)	$(1,021)	42%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense for the three months ended March 31, 2017 pertains to interest on the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. Interest expense for the three months ended March 31, 2016 pertains to interest on the Amended and Restated Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, the Lenders. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term loan with an additional six-month interest only period. The scheduled maturity date is now March 2020. Refer to Note 6 “Long-Term Debt” for additional information. As a result of the higher principal balance and interest rate in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, the amount of interest expense incurred increased. As of March 31, 2017, the accrued balance due to Hercules was $21.6 million.

Interest income and other income (expense), net, during the three months ended March 31, 2017 consisted primarily of the change in the fair value of the contingent put option related to the Amended Loan Agreement, while during the three months ended March 31, 2016, it consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with our private placement of our common stock, which was completed in June 2012.

The increase in non-cash interest expense on liability related to the Royalty Monetization during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, is attributable to the royalty sale transaction that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur approximately $11 million in non-cash interest expense related to the Royalty Monetization in the year ended December 31, 2017.

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

As of March 31, 2017, we had cash, cash equivalents and investments totaling $72.3 million compared to $80.3 million as of December 31, 2016. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development and pre-commercialization activities and support Grünenthal’s launch of ZALVISO in the EU. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the second quarter of 2018. While we believe we have sufficient capital to meet our operational requirements through at least the second quarter of 2018, our expectations may change depending on a number of factors. For example, the joint advisory committee to be convened to review the NDA for DSUVIA may recommend against the approval of DSUVIA in the United States, or may recommend additional clinical work be conducted prior to FDA approval of the NDA that is beyond what our current and estimated future capital resources can support. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

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

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the sales of ZALVISO in the EU by Grünenthal to PDL. As mentioned above, we received net proceeds of $61.2 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended License Agreement which include 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the EC approval of the MAA for ZALVISO, which we received in the fourth quarter of 2015. The total liability related to sale of future royalties to PDL as of March 31, 2017 was $75.5 million.

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

On December 16, 2013, we entered into the Original Loan Agreement with the Lenders, under which we may borrow up to $40.0 million in three tranches. The loans were represented by secured convertible term promissory notes, collectively, the 2013 Notes. The Original Loan Agreement amended and restated the Loan and Security Agreement between AcelRx and the Lenders dated as of June 29, 2011. We borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. We used approximately $8.6 million of the proceeds from the first tranche to repay our obligations under a prior Loan and Security Agreement with the Lenders. We recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014.

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

On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2 to the Original Loan Agreement with the Lenders which includes an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. On September 30, 2016, we entered into Amendment No. 3 to the Original Loan Agreement, which extended the interest only period from October 1, 2016 to April 1, 2017. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term loan with an additional six month interest only period. Loans under the Amended Loan Agreement now mature in March 2020. Refer to Note 6 “Long-Term Debt” for additional information.

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

As of March 31, 2017, the accrued balance due under the Amended Loan Agreement was $21.6 million.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(7,535)	$(6,229)
Net cash provided by (used in) investing activities	(536)	3,615
Net cash provided by financing activities	93	121

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

Cash used in operating activities of $7.5 million during the three months ended March 31, 2017, reflected a net loss of $15.6 million, partially offset by aggregate non-cash charges of $4.5 million, and a net change of $3.6 million in our net operating assets and liabilities. Non-cash charges included $2.6 million in non-cash interest expense on the liability related to the royalty monetization, $1.1 million for stock-based compensation, $0.5 million in depreciation expense, and $0.2 million for the change in fair value of our PIPE warrant liability and contingent put liability. The net change in our operating assets and liabilities included an increase in accounts receivable of $3.1 million.

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

During the three months ended March 31, 2017, cash used in investing activities of $0.5 million was primarily due to purchases of property and equipment.

During the three months ended March 31, 2016, cash provided by investing activities of $3.6 million was primarily a result of $3.8 million in proceeds from maturity of investments, offset by $0.2 million for purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of future royalties, proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. During the three months ended March 31, 2017, cash provided by financing activities of $0.1 million was primarily as a result of stock purchases made under our 2011 Employee Stock Purchase Plan.

During the three months ended March 31, 2016, cash provided by financing activities of $0.1 million as a result of stock purchases made under our 2011 Employee Stock Purchase Plan.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including continued development of ARX-04 in the EU, ZALVISO in the United States and the potential commercialization of our product candidates, if approved outside of the Grünenthal Territory. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the second quarter of 2018. Our current operating plan includes support for FDA review of the NDA for DSUVIA, including preparation for the FDA advisory committee meeting, support for the CHMP review of the MAA for ARX-04 in the EU, completion of the IAP312 clinical trial and resubmission of the NDA for ZALVISO by the end of 2017, and expenditures related to our preparation for the potential commercialization of DSUVIA in the United States. These assumptions may change as a result of many factors. For example, based on feedback from the FDA, we expanded the planned clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses have increased. In addition, although the FDA has provided feedback on both the DSUVIA clinical program and reviewed the protocol for IAP312, the additional clinical trial for ZALVISO, the FDA may in the future require us to complete additional work prior to approving the NDA for DSUVIA and/or resubmitting the NDA for ZALVISO. We will continue to evaluate the work necessary to gain approval of DSUVIA and ZALVISO in the U.S. and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous forward looking factors, including, but not limited to, the following:

•	the outcome, timing and cost of regulatory approvals for DSUVIA (known as ARX-04 outside the United States) and ZALVISO;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04 in the EU and ZALVISO;

•	expenditures related to the activities required in support of the FDA review of our NDA for DSUVIA, including preparation for the FDA advisory committee meeting for DSUVIA;

•	expenditures related to the activities required in support of our resubmission of the ZALVISO NDA, including an additional clinical trial for ZALVISO, as requested by the FDA;

•	expenditures related to our preparation for the potential commercialization of DSUVIA;

•	future manufacturing, selling and marketing costs related to DSUVIA and ZALVISO, including our contractual obligations to Grünenthal for ZALVISO;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies, and;

•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	commercialize any products we market, including DSUVIA and ZALVISO, if approved outside of the Grünenthal Territory;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates, and;

•	conduct research and development programs.

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

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

Off-Balance Sheet Arrangements

Through March 31, 2017, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of March 31, 2017, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our condensed consolidated balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

 Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on March 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of DSUVIA (known as ARX-04 outside of the United States), which may not receive regulatory approval in the United States or in Europe.*

Since our inception in 2005, we have focused primarily on development of our product candidate, ZALVISO®; however, given the delay in the potential approval of ZALVISO in the United States, we believe the importance of DSUVIA (known as ARX-04 outside of the United States) (sufentanil sublingual tablet, 30 mcg) to our future success has increased. DSUVIA is our lead product candidate and ZALVISO will serve as a follow-on product, if approved in the United States. In December 2016, we submitted the New Drug Application, or NDA, for DSUVIA for the treatment of patients experiencing moderate-to-severe acute pain in a medically supervised setting to the United States Food and Drug Administration, or FDA. The NDA was accepted for filing by the FDA.

As part of our development program, we met with the FDA in December 2015 to review plans for the NDA for DSUVIA. We also held various meetings with Health Authorities in Europe to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04 (sufentanil sublingual tablet, 30 mcg). In March 2017, the European Medicines Agency, or EMA, notified us that the Marketing Authorisation Application, or MAA, for ARX-04 (sufentanil sublingual tablet, 30 mcg) for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting has passed validation, and that the scientific review of the MAA is underway. We anticipate an opinion on the MAA from the Committee for Medicinal Products for Human Use, or CHMP, in the first half of 2018. We held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for ARX-04 in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had only completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We may need an additional controlled study in the emergency department with ARX-04 to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. If DSUVIA is not approved for sale in the United States or ARX-04 is not approved for sale in the EU, or if it is approved with a more limited indication, it could have a significant impact on our ability to generate cash flows from product sales or to enter into a collaboration agreement. If we are unable to receive approval to commercialize DSUVIA in the United States, we would be required to find alternative sources of capital to continue operations. If DSUVIA is not approved for sale in the United States, and we are unsuccessful in finding alternative sources of capital, it will be difficult for us to continue under our current operating plan.

Our proposed trade name of DSUVIA has been conditionally approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name DSUVIA prior to commercialization may be worthless.

Any disagreement with the FDA or EMA as to the results from SAP301, SAP302, and SAP303, and therefore any additional requirements imposed by the FDA or EMA prior to approval of the NDA or MAA, respectively, as well as any delay in approval by the FDA of the DSUVIA NDA, or by the EMA of the ARX-04 MAA, may negatively impact our stock price and harm our business operations. The FDA has informed us that they will hold a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee to obtain committee input on the safety and efficacy of DSUVIA. We anticipate the joint advisory committee meeting will take place this summer. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the drug under review. Advisory committee decisions are not binding but an adverse decision at the advisory committee may have a negative impact on the regulatory review of DSUVIA. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing DSUVIA in the United States or ARX-04 in Europe, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for DSUVIA in the United States or ARX-04 in the EU, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the clinical and regulatory success of ZALVISO, which may not succeed in the current IAP312 study or receive regulatory approval in the United States.*

While the importance of ARX-04 (known as DSUVIA in the United States) to our future success has increased, ZALVISO remains an important follow-on product candidate for us. The success of the current IAP312 study and ultimate approval by the FDA is important to our investors and our current and any potential future collaboration partner. Should the current IAP312 study be unsuccessful and ZALVISO not be approved by the FDA, the lack of success may have a negative impact. The success of ZALVISO, in part, relies upon our ability to develop and receive regulatory approval of this product candidate in the United States for the management of moderate-to-severe acute pain in adult patients in the hospital setting. To date, our Phase 3 program for ZALVISO has consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for ZALVISO to the FDA in September 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for ZALVISO. The CRL contains requests for additional information on the ZALVISO System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of optical system errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of the Type C meeting with FDA, which took place in September 2015, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance ZALVISO device performance. We completed the protocol review with the FDA and initiated IAP312 in September 2016. The IAP312 study was designed to rule out a 5% device failure rate. The study design requires a minimum of 315 patients. In the IAP312 study, sites will proactively look for tablets that have been dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. In the prior Phase 3 studies based on approximately 30,000 tablets dispensed there were 15 dropped tablets discovered from 7 out of 768 patients. With study sites proactively looking for dropped tablets, we anticipate the observed rate of inadvertent dispensing will be as high or higher in IAP312 than previously reported in the combined Phase 3 studies. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The protocol will evaluate all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. If the FDA includes the rate of inadvertent dispensing along with the device failures to calculate a total error rate, the resulting error rate may be unacceptable to the FDA. Further, the correspondence from the FDA suggests that we may need to modify the Risk Evaluation and Mitigation Strategies, or REMS, for ZALVISO to address dropped tablets. We initiated IAP312 in September 2016 and enrollment is complete. We anticipate top-line data results from this study in mid-2017. Pending successful completion of the IAP312 trial, we anticipate resubmitting the NDA for ZALVISO by the end of 2017.

There is no guarantee that the additional work we perform related to ZALVISO, including the IAP312 trial, will be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of ZALVISO in a timely fashion, if at all. For example, the trial might not meet its objectives or the FDA could still have concerns regarding the performance of the device, inadvertent dosing (dropped tablets), or other issues. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any NDA resubmission or approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all. If the ZALVISO NDA is resubmitted, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of ZALVISO. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the drug under review. Advisory committee decisions are not binding, but an adverse decision at the advisory committee may have a negative impact on the regulatory review of ZALVISO. Additionally, we may choose to engage in the dispute resolution process with the FDA.

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

We have reported positive top-line data from our three Phase 3 clinical trials for ARX-04 (known as DSUVIA in the United States), or SAP301, SAP302, and SAP303, as well as each of our three ZALVISO Phase 3 clinical trials completed to date, in addition to all of our Phase 2 clinical trials for ARX-04 and ZALVISO. However, even if we believe that the data from clinical trials is positive, the FDA has and in the future could determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. Any such determination by the FDA would delay the timing of our commercialization plan for DSUVIA and ZALVISO, or further development of our other product candidates, and adversely affect our business operations. For example, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for ZALVISO which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. We initiated this trial, IAP312, in September 2016. If the FDA were to require any additional clinical trials for ZALVISO, our development efforts would be further delayed, which would have a material adverse effect on our business.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed three Phase 3 clinical trials for DSUVIA (known as ARX-04 outside the United States), three Phase 3 clinical trials for ZALVISO, one Phase 2 clinical trial for DSUVIA and several Phase 2 clinical trials for ZALVISO, future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in June 2014, we completed a pharmacokinetic study in support of the DSUVIA development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a ZALVISO sufentanil sublingual tablet, 15 mcg, dosed 20 minutes apart were equivalent to one sublingual administration of a sufentanil sublingual tablet, 30 mcg. Based on the pharmacokinetic equivalency of two ZALVISO tablets to one DSUVIA tablet, the FDA has agreed to accept 323 ZALVISO patients into the DSUVIA safety database; however, the FDA also required that the DSUVIA safety database comprise 350 patients dosed with at least one dose of DSUVIA. Based on this feedback from the FDA, we expanded the clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings, in order to increase the DSUVIA safety database. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses increased. Finally, we postponed the start of IAP312, originally planned for the first quarter of 2016, to September 2016. The postponement was due to a delay in the receipt and testing of final clinical supplies for this trial. As a result, the development timeline for ZALVISO was further extended.

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

We have not yet responded to the ZALVISO Complete Response Letter nor resubmitted the ZALVISO NDA. Activities that we undertake to address issues raised in the CRL may be deemed insufficient by the FDA.*

We completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the ZALVISO NDA. In early September 2015, we had a Type C meeting with the FDA to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. In response to discussions with the FDA, we have agreed to complete an additional open-label study with ZALVISO in post-operative patients, known as IAP312. We have completed the protocol review for IAP312 and initiated this study in September 2016 in order to support our NDA resubmission. Enrollment in IAP312 is complete and we anticipate top-line data results from this study in mid-2017. Pending successful completion of the IAP312 trial, we anticipate resubmitting the NDA for ZALVISO by the end of 2017.

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

Except for ZALVISO approval in Europe, we cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.*

We cannot commercialize any of our product candidates, including DSUVIA (known as ARX-04 outside the United States) or ZALVISO, until the appropriate regulatory authorities, such as the FDA or the EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. As part of our development program, we met with the FDA in December 2015 to review plans for an NDA for DSUVIA. Based on feedback from the FDA, we expanded the clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings, in order to increase the DSUVIA safety database. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses increased. We also held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for ARX-04 in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We may need an additional controlled study in the emergency department with ARX-04 to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. These additional comparator studies may delay commercialization and any associated future revenues from ARX-04 in these countries.

In September 2015, the European Commission, or EC, approved Grünenthal’s, MAA for ZALVISO for post-operative pain; however, we cannot predict the commercial success of ZALVISO. We received a CRL for ZALVISO on July 25, 2014, which contains requests for additional information on the ZALVISO System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance the ZALVISO device. We completed the protocol review and initiated the IAP312 study in September 2016, in order to support our NDA resubmission. Enrollment in IAP312 is complete and we anticipate top-line data results from this study in mid-2017. Pending successful completion of the IAP312 trial, we anticipate resubmitting the NDA for ZALVISO by the end of 2017.

Although the FDA has provided feedback on the DSUVIA clinical program and reviewed the protocol for IAP312, and we have incorporated feedback from Health Authorities in Europe concerning the submission of the MAA for ARX-04, pending the results of our clinical trials, the FDA or EMA may in the future require us to complete additional clinical work prior to approving the NDA for DSUVIA, resubmitting the NDA for ZALVISO, or prior to the Committee for Medicinal Products for Human Use, or CHMP of the EMA adopting a positive opinion on the MAA for ARX-04. Additional delays may result if any of our product candidates is taken before an FDA advisory committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, as mentioned above, submitted the MAA for ARX-04 for a label indication for acute moderate-to-severe pain in a medically supervised setting. We may need an additional controlled study in the emergency department setting with ARX-04 to obtain a label that includes both post-operative pain and trauma-related pain. In addition, we intend to resubmit our NDA seeking approval of ZALVISO for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

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

We must also register and obtain various state prescription drug distribution licenses and controlled substance permits, and any delay or failure to obtain or maintain these licenses or permits may limit our market and materially impact our business. In certain states we cannot apply for a license until a drug is approved by the FDA. The state licensing process may take several months which would delay commercialization in those states. In addition, manufacturers of drug products and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs and adherence to commitments made in the NDA. If we, or a regulatory agency, discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facilities, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2017 and may continue to incur losses for the foreseeable future.*

Since our inception in 2005 and until 2015, we focused primarily on development of our product candidate, ZALVISO. ZALVISO has now become a follow-on product candidate to the Company, while DSUVIA (known as ARX-04 outside the United States) has become the primary focus. In September 2015, we announced that a pivotal Phase 3 study of DSUVIA, SAP301, met all primary and secondary endpoints and in October 2015, we initiated SAP302, a Phase 3 study of DSUVIA in the emergency room. Based on feedback from the FDA, we expanded the clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings, in order to increase the DSUVIA safety database. Accordingly, we expanded the population in the SAP302 study of DSUVIA and conducted an additional study, SAP303, in post-operative patients with moderate-to-severe acute pain, including elderly and organ impaired patients. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses increased. In addition, the FDA has requested an additional clinical trial for ZALVISO, IAP312, prior to resubmission of the ZALVISO NDA which will increase our development costs for the ZALVISO program. We have incurred significant net losses in each year since our inception in July 2005, and as of March 31, 2017, we had an accumulated deficit of $261.9 million.

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

We have never generated significant product revenue and may never be profitable.*

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

We are substantially dependent on our commercial partner, Grünenthal, to successfully commercialize ZALVISO in Europe.*

On December 16, 2013, we entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements, with Grünenthal. We entered into amendments to the License Agreement effective July 17, 2015 and September 20, 2016, or the License Amendments, and an amendment to the MSA effective July 17, 2015, or the MSA Amendment, with Grünenthal, and together with the License Agreement, and the MSA, the Amended Agreements. The Amended Agreements grant rights to commercialize ZALVISO in the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings. In September 2015, the European Commission approved Grünenthal’s MAA for ZALVISO for the management of acute moderate-to-severe post-operative pain in adult patients. Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, the UK, and Italy, and is expected to be commercially launched in 2017 in the Netherlands, Belgium, Portugal, Ireland, Spain, Austria and the Nordics.

During the pilot and launch phases in the various European countries Grünenthal has reported certain issues from healthcare professionals, or HCPs, with the initial set up of the ZALVISO controllers before being given to patients for use. To address the issues, we have assisted Grünenthal with implementing additional training for HCPs and we have revised the controller software. Controllers with the revised software have undergone extensive bench testing and we believe we have successfully addressed the issues as presented. Controllers with the revised software were delivered to Grünenthal in December 2016. Additional devices were delivered beginning in early 2017. Controllers with the U.S. version of the revised software are also being used in the IAP312 clinical study that was initiated in September 2016. There can be no assurance that the issues identified in the initial pilot and launch phases by Grünenthal will not have a material adverse impact on the current and future sales of ZALVISO in Europe. Further, if the availability of the controllers is delayed, or if new issues occur, there may be a material adverse impact on the future sales of ZALVISO in Europe which may have a negative impact on future revenues received and recognized by AcelRx.

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

We may be unable to achieve the manufacturing cost reductions required in order to accommodate the declining transfer prices under the Amended Agreements without a corresponding decrease in our gross margin.*

Under the Amended Agreements with Grünenthal, we will sell ZALVISO at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of ZALVISO in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of ZALVISO and the Grünenthal launch is in the very early stages. If we do not receive timely approval of ZALVISO in the U.S., are unable to successfully launch ZALVISO in the U.S., or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices which would affect our ability to achieve net gross profit on ZALVISO product sales.

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

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, such as completing our commercialization plans so that we will be ready for commercialization of DSUVIA as early as in 2017 should DSUVIA be approved by the FDA, as well as the remaining development activities associated with ZALVISO, including completing the IAP312 study, to respond to issues raised by the FDA. While we believe we have sufficient capital resources to continue planned operations through at least the second quarter of 2018, we will need additional capital to continue development of ZALVISO and we will need additional capital to potentially pursue commercialization of any of our product candidates, including DSUVIA and ZALVISO.

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete an additional clinical trial of ZALVISO. Any further development activities can be time consuming and costly. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance ZALVISO device performance. We received comments from the FDA on the protocol for the study, known as IAP312, and we initiated the IAP312 study in September 2016. Enrollment in IAP312 is complete and we anticipate top-line data results from this study in mid-2017. Pending successful completion of the IAP312 trial, we anticipate resubmitting the NDA for ZALVISO by the end of 2017.

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

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

In December 2013, we entered into an amended loan and security agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., collectively referred to as the Lenders, under which we could have borrowed up to $40.0 million in three tranches, represented by secured convertible promissory notes. We drew the first tranche of $15.0 million at the closing of the new credit facility and the second tranche of $10.0 million on June 16, 2014. We did not have access to the third tranche of up to $15.0 million, as it was conditioned upon FDA approval to market ZALVISO in the United States by August 1, 2015, which we did not obtain. We began making principal payments in April 2015. On September 18, 2015, we amended the Original Loan Agreement with the Lenders to extend an interest only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. On September 30, 2016, we entered into Amendment No. 3 to the Original Loan Agreement which extends the interest-only period from October 1, 2016 to April 1, 2017. On March 2, 2017, we entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules, which refinanced the Original Loan Agreement in its entirety into a 36-month term loan with an additional six month interest only period. The scheduled maturity date is now March 2020.

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

We may not receive all of the funding from the Department of Defense for the advancement of ARX-04.*

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the DOD Contract, the DoD has and continues to reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DOD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DOD Contract began on May 11, 2015. The DOD Contract gives the DoD the option to extend the term of the DOD Contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DOD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; additional stability testing; and preparation for the FDA advisory committee meeting for DSUVIA. The amendment also extended the DOD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. The majority of the costs for these changes will be absorbed within the original DOD Contract value of $17.0 million. Funding under the DOD Contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the DOD Contract.

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

We have used two established suppliers of sufentanil citrate for our tablets. However, currently we only have one supplier qualified for our manufacture of ZALVISO. For each product candidate, only one of the two suppliers will be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. The alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

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

We have built out a suite within Patheon’s production facility in Cincinnati, Ohio that serves as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at this location. While we have produced a limited number of commercial lots at Patheon to support Grünenthal’s launch in Europe, our experience is limited, which has and may in the future impact our ability to deliver commercial supplies to Grünenthal on a timely basis. For example, delivery of the ZALVISO cartridges ordered by Grünenthal is behind schedule at Patheon. AcelRx is working with Patheon to resolve these issues; however, there can be no assurance that the issues will be resolved in a timely fashion.

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

Related to the ZALVISO device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. We have made modifications to the design of the ZALVISO device subsequent to the original submission of the ZALVISO NDA, which we plan to include as a part of any resubmitted NDA. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to enhance ZALVISO device performance, in response to the CRL we received for ZALVISO. We have completed the protocol review with the FDA for the study, known as IAP312, and initiated the IAP312 study in September 2016. Enrollment in IAP312 is complete and we anticipate top-line data results from this study in mid-2017. Pending successful completion of the IAP312 trial, we anticipate resubmitting the NDA for ZALVISO by the end of 2017. However, if any additional changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

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

For DSUVIA, we currently package the finished goods under a manual process at the Patheon facility and another contract packaging facility. The capacity and cost to package the DSUVIA units under this manual process is not sufficient to support successful future sales of DSUVIA. We have initiated the process to purchase an automated filling and packaging line to support increased capacity packaging for DSUVIA. We expect to complete the acquisition and installation of this line in the second half of 2018. There is no assurance that we will be able to successfully purchase, install or validate the automated filling and packaging line for DSUVIA. If we are successful in the purchase, installation and validation of this equipment and process, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product.

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

Additional potential competitors for ZALVISO include the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and most recently by The Medicines Company. In April 2015, IONSYS was approved for marketing in the U.S. by the FDA, and in November 2015, it was approved for marketing in the EU by the EMA, providing a first-to-market advantage for IONSYS. Cara Therapeutics, Inc. is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena, Inc., or Trevana, is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute post-operative pain. In February 2017, Trevena reported positive top-line results from two Phase 3 pivotal efficacy studies of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty. Trevena plans to file an NDA for oliceridine in the fourth quarter of 2017. In addition, Heron Therapeutics, Inc., or Heron, is in Phase 2 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. Heron recently announced positive top-line results from its Phase 2 study of the investigational agent HTX-011 in subjects undergoing abdominoplasty. Following a planned End of Phase 2 meeting with the FDA, Heron anticipates initiating Phase 3 studies in 2017 and filing an NDA in 2018. Recro Pharma, Inc., or Recro, is developing IV meloxicam, which is in Phase 3 clinical development for the treatment of moderate-to-severe acute pain. Recro has announced positive results from two Phase 3 clinical trials evaluating IV meloxicam for the treatment of acute postoperative pain, and in February 2017 announced that they had completed enrollment in a third Phase 3 trial. Recro intends to file an NDA for IV meloxicam in the summer of 2017. Recro Pharma, Inc. is also developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain, for which it announced positive efficacy results in its Phase II clinical trial. Finally, Innocoll AG, or Innocoll, is developing XARACOLL, a controlled-release resorbable implant containing bupivacaine. Innocoll announced that it had received a Refusal to File Letter from the FDA for XARACOLL in December 2016. In March 2017, Innocoll announced that following the receipt of formal Type A meeting minutes from the FDA, they had clarified the path towards a possible resubmission of the XARACOLL NDA by the end of 2017. Durect Corporation, or Durect, has been developing POSIDUR, a controlled-release bupivacaine product candidate utilizing Durect’s Saber technology.

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

Our headquarters is located in the San Francisco Bay Area, near known earthquake fault zones and is vulnerable to significant damage from earthquakes. Our contract manufacturers, suppliers, clinical trial sites and local and national transportation vendors are all subject to business interruptions due to weather, natural disasters, or man-made incidents. We are also vulnerable to other types of natural disasters and other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

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

As of March 31, 2017, we had 38 full-time employees. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, medical, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize DSUVIA, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of March 31, 2017, we are the owner of record of 59 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have registered our ACELRX mark in the United States, Canada, the EU and India. In early 2014, the FDA accepted the ZALVISO mark and, in April 2017, the FDA conditionally accepted the DSUVIA mark as part of the NDA review process. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

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

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the three months ended March 31, 2017 and March 31, 2016 was approximately 200,000 and 400,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx specific events, such as receipt of a CRL, negative clinical results, a negative vote or decision by the FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

10.1+	2017 Cash Bonus Plan Summary.	8-K	001-35068	10.1	2/9/2017

10.2+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	2/9/2017

10.3	Amended and Restated Loan and Security Agreement among the Registrant, Hercules Technology II, L.P., Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., dated as of March 2, 2017.	10-K	001-35068	10.43	3/3/2017

10.4+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.

10.5	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective March 9, 2017.	8-K	001-35068	10.2	3/10/2017

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

Date: May 8, 2017	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Timothy E. Morris
Timothy E. Morris
Chief Financial Officer and Head of Business Development
(Duly Authorized and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

10.1+	2017 Cash Bonus Plan Summary.	8-K	001-35068	10.1	2/9/2017

10.2+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	2/9/2017

10.3	Amended and Restated Loan and Security Agreement among the Registrant, Hercules Technology II, L.P., Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., dated as of March 2, 2017.	10-K	001-35068	10.43	3/3/2017

10.4+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.

10.5	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective March 9, 2017.	8-K	001-35068	10.2	3/10/2017

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.