Form 10-Q
period 2017-06-30
ACELRX PHARMACEUTICALS INC
filed 2017-08-02
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

or

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

As of July 26, 2017, the number of outstanding shares of the registrant’s common stock was 45,380,473.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “DSUVIA” is a trademark, and ACELRX and “ZALVISO” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2017 (Unaudited)	December 31, 2016(1)
Assets
Current Assets:
Cash and cash equivalents	$62,148	$80,310
Accounts receivable, net	2,070	5,833
Inventories	1,580	2,154
Prepaid expenses and other current assets	971	756
Total current assets	66,769	89,053
Property and equipment, net	11,193	10,712
Restricted cash	178	178
Other assets	50	50
Total Assets	$78,190	$99,993

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,028	$1,558
Accrued liabilities	4,365	4,595
Long-term debt, current portion	7,129	2,912
Deferred revenue, current portion	362	362
Liability related to the sale of future royalties, current portion	677	764
Total current liabilities	13,561	10,191
Deferred rent, net of current portion	—	43
Long-term debt, net of current portion	14,891	18,637
Deferred revenue, net of current portion	3,643	3,824
Liability related to the sale of future royalties, net of current portion	77,431	72,223
Contingent put option liability	260	124
Warrant liability	28	288
Total liabilities	109,814	105,330
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—100,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 45,380,473 and 45,333,790 shares issued and outstanding as of June 30, 2017 and December 31, 2016	45	45
Additional paid-in capital	243,303	240,977
Accumulated deficit	(274,972)	(246,362)
Accumulated other comprehensive income	—	3
Total stockholders’ deficit	(31,624)	(5,337)
Total Liabilities and Stockholders’ Deficit	$78,190	$99,993

(1)

The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration agreement	$2,192	$1,314	$5,219	$3,107
Contract and other	467	3,217	549	4,449
Total revenue	2,659	4,531	5,768	7,556
Operating costs and expenses:
Cost of goods sold	3,543	2,976	7,668	6,575
Research and development	4,901	6,280	11,820	10,451
General and administrative	4,156	3,597	8,294	7,374
Total operating costs and expenses	12,600	12,853	27,782	24,400
Loss from operations	(9,941)	(8,322)	(22,014)	(16,844)
Other (expense) income:
Interest expense	(903)	(687)	(1,677)	(1,367)
Interest income and other income (expense), net	396	241	250	660
Non-cash interest expense on liability related to future sale of royalties	(2,609)	(2,324)	(5,167)	(4,520)
Total other expense	(3,116)	(2,770)	(6,594)	(5,227)
Net loss before income taxes	(13,057)	(11,092)	(28,608)	(22,071)
Provision for income taxes	(2)	—	(2)	(2)
Net loss	(13,059)	(11,092)	(28,610)	(22,073)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	2	2	(3)	7
Comprehensive loss	$(13,057)	$(11,090)	$(28,613)	$(22,066)
Net loss per share of common stock, basic	$(0.29)	$(0.24)	$(0.63)	$(0.49)
Net loss per share of common stock, diluted	$(0.29)	$(0.24)	$(0.63)	$(0.49)
Shares used in computing net loss per share of common stock, basic	45,379,471	45,312,242	45,363,949	45,299,560
Shares used in computing net loss per share of common stock, diluted – see Note 11	45,379,471	45,312,242	45,363,949	45,299,560

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(28,610)	$(22,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(46)	—
Non-cash interest expense on liability related to royalty monetization	5,167	4,520
Depreciation and amortization	948	1,029
Non-cash interest expense related to debt financing	471	426
Stock-based compensation	2,222	2,330
Revaluation of put option and PIPE warrant liabilities	(124)	(574)
Inventory impairment charge	369	—
Other	(3)	17
Changes in operating assets and liabilities:
Accounts receivable	3,763	(899)
Inventories	574	(862)
Prepaid expenses and other assets	(276)	494
Accounts payable	2	1,391
Accrued liabilities	(538)	(1,042)
Deferred revenue	(181)	873
Deferred rent	(43)	(97)
Net cash used in operating activities	(16,305)	(14,467)
Cash flows from investing activities:
Purchase of property and equipment	(1,961)	(308)
Purchases of investments	—	(993)
Proceeds from maturities of investments	—	5,525
Net cash (used in) provided by investing activities	(1,961)	4,224
Cash flows from financing activities:
Net proceeds from issuance of common stock through equity plans	104	121
Net cash provided by financing activities	104	121
Net decrease in cash and cash equivalents	(18,162)	(10,122)
Cash and cash equivalents—Beginning of period	80,310	107,922
Cash and cash equivalents—End of period	$62,148	$97,800

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. AcelRx’s lead product candidate, DSUVIA™ (known as ARX-04 outside of the United States), and its product candidate, ZALVISO®, utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration. Subject to obtaining regulatory approvals, AcelRx anticipates developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States by itself, and potentially, in certain European Economic Area, or EEA, countries with strategic partners. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. AcelRx intends to seek regulatory approval for ZALVISO in the United States and, if successful, potentially promote ZALVISO either by itself or with strategic partners.

DSUVIA, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. DSUVIA was initially developed at the request of the U.S. Department of Defense as a replacement for injections of morphine on the battlefield. In addition to the military application, AcelRx is developing DSUVIA for the treatment of patients suffering from moderate-to-severe acute pain in multiple settings, such as emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based or hospital-based procedures; patients being treated and transported by paramedics. The Company has completed the Phase 3 clinical program for DSUVIA and in February 2017 a New Drug Application, or NDA, was accepted for filing by the U.S. Food and Drug Administration, or FDA, for DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional in medically supervised settings. The Prescription Drug User Fee Act or, PDUFA, goal date for completion of the review of the NDA is October 12, 2017. In March 2017, the European Medicines Agency, or EMA, notified the Company that the ARX-04 (sufentanil sublingual tablet, 30 mcg) Marketing Authorisation Application, or MAA, has passed validation, and that the scientific review of the MAA is underway. The MAA for ARX-04 (known as DSUVIA in the United States) was filed for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting. AcelRx expects an opinion on the MAA from the Committee for Medicinal Products for Human Use, or CHMP, in the first half of 2018.

ZALVISO delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia, or PCA, system. ZALVISO is approved in the EEA, Norway, Iceland and Liechtenstein and is in late-stage development in the U.S. The Company had initially submitted to the FDA an NDA seeking approval for ZALVISO in September 2013 but received a Complete Response Letter, or CRL, on July 25, 2014. Subsequently, the FDA requested an additional clinical study, IAP312, designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. In the IAP312 study, for which top-line results were announced in August 2017, ZALVISO met safety, satisfaction and device usability expectations. These results will supplement the three Phase 3 trials already completed in the ZALVISO NDA resubmission which the Company anticipates resubmitting to the FDA by the end of 2017.

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which grants Grünenthal rights to commercialize ZALVISO PCA system, or the Product, in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia (collectively, the Territory) for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. In September 2015, the European Commission, or EC, approved the Marketing Authorization Application, or MAA, previously submitted to the European Medicines Agency, or EMA, for ZALVISO for the management of acute moderate-to-severe post-operative pain in adult patients. The approval allows Grünenthal to market ZALVISO in the 28 EU member states as well as for the EEA, Norway, Iceland and Liechtenstein, or EEA. Also on December 16, 2013, AcelRx and Grünenthal, entered into a related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, effective as of July 17, 2015, and together with the Amended License Agreement, the Amended Agreements.

Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, Belgium, Netherlands, Italy, the UK, Spain and Portugal, and is expected to be commercially launched in 2017 in Ireland and Austria. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2017.

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. Although ZALVISO has been approved for sale in the EU, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement with Grünenthal to PDL BioPharma, Inc., or PDL. As a result, the Company expects to continue to incur operating losses and negative cash flows.

When we refer to "we," "our," "us," the "Company" or "AcelRx" in this document, we mean AcelRx Pharmaceuticals, Inc. and its consolidated subsidiary.

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

Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016, was derived from the Company’s audited financial statements as of December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2016. During the six months ended June 30, 2017, there have been no significant changes to the Company’s significant accounting policies from those previously disclosed in its Annual Report on Form 10-K.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies as additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. Effective January 1, 2017, the Company adopted this updated guidance. Upon adoption, the Company recognized additional excess tax benefit as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance, which did not result in a net impact to retained earnings, and elected to recognize forfeitures when they occur using a modified retrospective approach, which did not have a material impact on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory, which applies to all inventory measured using first-in, first-out (“FIFO”) or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 was adopted by the Company beginning in fiscal 2017, and did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Standards

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following remain unchanged immediately before and after the change of terms and conditions:

•The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used),

•The award’s vesting conditions, and

•The award’s classification as an equity or liability instrument.

ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for all entities. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The ASU will be applied prospectively to awards modified on or after the adoption date. The Company has not yet selected a transition date. The Company does not expect the adoption of ASU 2017-09 to have a material effect on its results of operations, financial condition or cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. Early adoption is permitted. The Company does not expect the amended guidance to have a material impact on its statements of cash flows.

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

The Company currently anticipates adoption of the new standard effective January 1, 2018 under the modified retrospective transition method. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to the condensed consolidated financial statements and related disclosures, including the areas of variable consideration and new disclosure requirements. While the Company is still in the process of its evaluation of its contract with the U.S. Department of Defense and the Amended Agreements with its collaboration partner Grünenthal, the Company currently believes that the impact of adoption of the new standard to its financial statements will not be material. As the Company completes its evaluation of the new standard, new information may arise that could change the Company’s understanding of the impact to its financial statements. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions, and will expand its analysis to include any new revenue arrangements initiated prior to adoption.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$31,581	$—	$—	$31,581
U.S. government agency securities	30,567	—	—	30,567
Total cash and cash equivalents	62,148	—	—	62,148
Total cash, cash equivalents and investments	$62,148	$—	$—	$62,148

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$49,833	$—	$—	$49,833
U.S. government agency securities	30,474	3	—	30,477
Total cash and cash equivalents	80,307	3	—	80,310
Total cash, cash equivalents and investments	$80,307	$3	$—	$80,310

As of June 30, 2017 and December 31, 2016, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at June 30, 2017 or December 31, 2016. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level II assets and Level III liabilities. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of June 30, 2017 and December 31, 2016, the Company held, in addition to Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., collectively referred to as the Lenders, which amended and restated the Loan and Security Agreement dated as of June 29, 2011, which was classified as a Level III liability. On March 2, 2017, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. The Amended Loan Agreement amends and restates the Original Loan Agreement. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of June 30, 2017 and December 31, 2016, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 8 “Warrants.” The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs can have a significant impact to the estimated fair value of the PIPE warrants. The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2017
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,567	$—	$30,567	$—
Total assets measured at fair value	$30,567	$—	$30,567	$—

Liabilities
PIPE warrants	$28	—	—	$28
Contingent put option liability	260	—	—	260
Total liabilities measured at fair value	$288	$—	$—	$288

	As of December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,477	$—	$30,477	$—
Total assets measured at fair value	$30,477	$—	$30,477	$—

Liabilities
PIPE warrants	$288	—	—	$288
Contingent put option liability	124	—	—	124
Total liabilities measured at fair value	$412	$—	$—	$412

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017	As of December 31, 2016
Market Price	$2.15	$2.60
Exercise Price	$3.40	$3.40
Risk-free interest rate	1.14%	0.85%
Expected volatility	58.0%	81.0%
Expected life (in years)	0.42	0.92
Expected dividend yield	0.0%	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Fair value—beginning of period	$609	$412
Change in fair value of PIPE warrants	(267)	(260)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	(54)	136
Fair value—end of period	$288	$288

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Fair value—beginning of period	$804	$1,179
Change in fair value of PIPE warrants	(142)	(473)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	(57)	(101)
Fair value—end of period	$605	$605

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	Balance as of
	June 30, 2017	December 31, 2016
Raw materials	$860	$1,126
Work-in-process	520	296
Finished goods	200	732
Total	$1,580	$2,154

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. During the three months ended June 30, 2017, the Company recorded an inventory impairment charge of $369,000, primarily for ZALVISO raw materials inventory on hand, plus related purchase commitments.

4. U.S. Department of Defense Contract

On May 11, 2015, the Company entered into an award contract (referred to as the DoD Contract) supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or the USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to the Company in order to support the development of DSUVIA (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled single-dose applicator, or SDA, for the treatment of moderate-to-severe acute pain. Under the terms of the DoD Contract, the DoD has and continues to reimburse the Company for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The DoD Contract gives the DoD the option to extend the term of the DoD Contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DoD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes were absorbed within the current DoD Contract value. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; additional stability testing; and preparation for any FDA advisory committee meeting for DSUVIA. The amendment also extends the DoD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. If DSUVIA is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the DoD Contract.

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development performed under the DoD Contract, recorded as contract and other revenue in the condensed consolidated statements of comprehensive loss, was $0.5 million and $0.6 million for the three and six months ended June 30, 2017, respectively, and $3.2 million and $4.4 million for the three and six months ended June 30, 2016, respectively.

5. Collaboration Agreement

As described in Note 1 “Organization and Summary of Significant Accounting Policies,” the Company has entered into amendments to the Agreements with Grünenthal related to ZALVISO. In the Amended Agreements, the parties amended the Product supply configurations and packaging of Product components and accessories, and associated pricing therefor, which the Company will manufacture and supply to Grünenthal for the Territory. The parties agreed to increase the pricing of the Product components and accessories in exchange for a reduction of $5.5 million in the total milestone payments due from Grünenthal contingent upon achieving specified net sales targets from a total of $171.5 million to $166.0 million. The parties also updated the development plan for the Product in the Territory, providing for additional near-term development services to be rendered by AcelRx in exchange for payments by Grünenthal of $0.7 million. In accordance with the terms of the Amended MSA, AcelRx also received a binding Product forecast from Grünenthal for approximately $3.7 million, which was fully delivered by the end of 2016.

Amended License Agreement

Under the terms of the Amended License Agreement, Grünenthal has the exclusive right to commercialize the Product in the Field in the Territory. The Company retains control of clinical development, while Grünenthal and the Company will be responsible for certain development activities pursuant to a development plan as agreed between the parties. The Company will not receive separate payment for such development activities, apart from the $0.7 million described above. Grünenthal is exclusively responsible for marketing approval applications and other regulatory filings relating to the sufentanil sublingual tablet drug cartridge for the Product in the Field in the Territory, while the Company is responsible for the CE Mark and other regulatory filings relating to device portions of the Product. A CE Mark for ZALVISO was obtained in the fourth quarter of 2014 which specifies AcelRx as the device design authority and manufacturer. In September 2015, the EC approved the MAA for ZALVISO (15 mcg sufentanil sublingual tablets) for the management of acute moderate-to-severe post-operative pain in adult patients for the 28 EU member states as well as for the EEA. In April 2016, Grünenthal completed the first commercial sale of ZALVISO.

The Company received an upfront non-refundable cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014, and an additional $15.0 million milestone payment upon the EC approval. Under the Amended License Agreement, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts to be agreed between Grünenthal and the Company ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of ZALVISO. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL in connection with the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 7 “Liability Related to Sale of Future Royalties”. Unless earlier terminated, the Amended License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply the Product to Grünenthal. The Amended License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

Amended MSA

Under the terms of the Amended MSA, the Company will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from AcelRx, during the first five years after the effective date of the MSA, or December 16, 2013 through December 15, 2018, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. The Product will be supplied at prices approximating the Company’s direct manufacturing cost, subject to certain caps, as defined in the MSA Amendment. The MSA Amendment requires the Company to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and, under certain specified conditions, permits Grünenthal to use a third party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

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

The Company identified the following four significant non-contingent performance deliverables under the original Agreements: (1) intellectual property (license), (2) the obligation to provide research and development services, (3) the significant and incremental discount on the manufacturing of ZALVISO for commercial purposes, and (4) the obligation to participate on the joint steering committee.

At the time the Amended Agreements were executed, with the exception of the intellectual property license, these obligations remained partially undelivered. Additionally, the Company identified the following three performance deliverables under the License Amendment and the MSA Amendment: (1) the obligation to provide additional research and development services, (2) the obligation to provide ZALVISO demonstration device systems, and (3) the obligation to manufacture and deliver Product under the binding forecast. The Company determined that the License Amendment and MSA Amendment are modifications to the original Agreements.

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

In addition to substantive milestones, two milestones associated with the original Agreements were deemed not to be substantive. These milestones pertain to regulatory developments for ZALVISO in Europe, which the Company’s management deemed to be not substantive due to the high likelihood of achievement, both at inception of the original Agreements and at the time the Amended Agreements were executed. Aggregate potential payments for these milestones totaled $20.0 million. In July 2014, Grünenthal submitted an MAA to the EMA for ZALVISO for the management of acute moderate-to-severe post-operative pain in adult patients, triggering the first of these two milestones, a cash payment of $5.0 million. In September of 2015, the MAA was approved by the EC, triggering the second of these two milestones, a cash payment of $15.0 million. Amounts received under these non-substantive milestones were allocated to performance deliverables based on the relative selling price method and recognized as appropriate for such deliverables.

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

Below is a summary of revenue recognized under the Amended Agreements during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product sales	$1,993	$1,302	$4,914	$2,702
Joint steering committee, research and development services and demonstration devices	166	12	244	405
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	25	—	46	—
Royalty revenue	8	—	15	—
Total	$2,192	$1,314	$5,219	$3,107

As of June 30, 2017, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.6 million, respectively.

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

The Company borrowed the first tranche of $10.0 million upon the closing of the transaction on June 29, 2011 and borrowed the second tranche of $10.0 million in December 2011. The Company used a portion of the proceeds from the first tranche to repay the remaining obligations under that certain loan and security agreement between the Company and Pinnacle Ventures, L.L.C., or Pinnacle Ventures, dated September 16, 2008. The interest rate for each tranche was 8.50%. In connection with the loan, the Company issued the Lenders seven-year warrants to purchase an aggregate of 274,508 shares of common stock at a price of $3.06 per share, all of which have been exercised.

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement with the Lenders, or the Original Loan Agreement, under which the Company was provided the ability to borrow up to $40.0 million in three tranches. The loans were represented by secured convertible term promissory notes, collectively, the 2013 Notes. The Original Loan Agreement amended and restated the prior Loan and Security Agreement between the Company and the Lenders dated as of June 29, 2011. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the prior Loan and Security Agreement with the Lenders. The Company recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014. In connection with the Original Loan Agreement, the Company issued to the Lenders warrants exercisable for an aggregate of 176,730 shares of common stock at an exercise price of $6.79 per share.

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

On September 18, 2015, concurrently with the closing of the Royalty Monetization, the Company entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Original Loan Agreement with the Lenders. Amendment No. 2 includes an interest-only period from October 1, 2015 through March 31, 2016, with further extension to September 30, 2016 upon satisfaction of certain conditions. These conditions were satisfied in the third quarter of 2015 and the interest-only period was extended through September 30, 2016. Loans under the Original Loan Agreement were scheduled to mature on October 1, 2017. In connection with Amendment No. 2, the Company reduced the exercise price of the previously issued warrants to $3.88 per share.

On September 30, 2016, the Company entered into Amendment No. 3 to the Original Loan Agreement with the Lenders. Among other things, Amendment No. 3 extended the interest-only period from October 1, 2016 to April 1, 2017. In connection with Amendment No. 3, the Company further reduced the exercise price of the existing warrants held by the Lenders to $3.07 per share.

On March 2, 2017, the Company amended and restated the Original Loan Agreement with the Lenders, which is referred to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, the Company may borrow up to approximately $30.5 million in two tranches, which are represented by secured convertible term promissory notes, or the Notes. The Company borrowed the first tranche of approximately $20.5 million upon closing of the transaction on March 2, 2017. The Company used or will use all of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement (a final payment of $1.7 million on the earliest of (i) October 1, 2017, (ii) prepayment in full of the loans (other than by a refinancing with Hercules) or (iii) the date on which the loans under the Amended Loan Agreement become due and payable). The second tranche, of up to $10.0 million, can be drawn at any time between April 1, 2017 and December 31, 2017, but only if (a) the Company has obtained approval for the NDA for DSUVIA on or before December 31, 2017, or the Tranche 2 Milestone, and (b) the extension of the second tranche has been approved by Agent’s investment committee, such approval to be granted or withheld in its sole discretion. The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 9.55% plus the prime rate as reported from time to time in The Wall Street Journal minus 3.50%, and (ii) 9.55%. Payments under the Amended Loan Agreement are interest-only until October 1, 2017 (which will be extended until April 1, 2018 if the Company shall have received at least $40.0 million in net proceeds raised as a combination of up-front cash proceeds from out-licensing or commercial partnering relating to DSUVIA and ZALVISO and from the issuance and sale of new equity after March 2, 2017 and on or before December 31, 2017, or the Liquidity Milestone, and which will be further extended until October 1, 2018 if the Company has achieved the Liquidity Milestone and the Tranche 2 Milestone) followed by equal monthly payments of principal and interest through the scheduled maturity date on March 1, 2020 (which would be extended until September 1, 2020 if the Company achieves the Liquidity Milestone and March 1, 2021 if the Company achieves the Liquidity Milestone and the Tranche 2 Milestone) as applicable, or the Maturity Date. A final payment equal to 6.5% of the aggregate principal amount of loans funded under the Amended Loan Agreement will be due on the earliest of (i) the maturity date, (ii) prepayment in full of the loans (other than by a refinancing with Hercules) or (iii) the date on which the loans under the Amended Loan Agreement become due and payable. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

If the Company prepays the loans under the Amended Loan Agreement prior to the maturity date, it will pay Hercules a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs prior to March 2, 2018, 2% if the prepayment occurs after March 2, 2018, but prior to March 2, 2019, or 1% if the prepayment occurs after March 2, 2019.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges. This option is considered a contingent put option liability, as the holder of the loan has the ability to exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the Original Loan Agreement entered into on December 16, 2013 was considered an extinguishment, the contingent put option liability associated with the prior Loan and Security Agreement, which had an estimated fair value of $32,000 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of June 30, 2017, the estimated fair value of the contingent put option liability was $260,000 under the Amended Loan Agreement and as of December 31, 2016, the estimated fair value of the contingent put option liability was $124,000 under the Original Loan Agreement. The estimated fair values were determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability related to the Amended Loan Agreement will be revalued at the end of each reporting period and any change in the fair value will be recognized in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss.

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

The accrued balance due under the Amended Loan Agreement was $22.0 million at June 30, 2017 and the accrued balance due under the Original Loan Agreement was $21.5 million at December 31, 2016. Interest expense related to the Amended Loan Agreement was $0.9 million, $0.4 million of which represented amortization of the debt discount, for the three months ended June 30, 2017 and $1.7 million, $0.7 million of which represented amortization of the debt discount, for the six months ended June 30, 2017. Interest expense related to the Original Loan Agreement was $0.7 million, $0.2 million of which represented amortization of the debt discount, for the three months ended June 30, 2016, and $1.4 million, $0.4 million of which represented amortization of the debt discount, for the six months ended June 30, 2016.

7. Liability Related to Sale of Future Royalties

On September 18, 2015, the Company consummated the Royalty Monetization, in which it sold certain royalty and milestone payment rights to ARPI LLC pursuant to a Purchase and Sale Agreement, or PSA. Subsequently, ARPI LLC sold the royalty and milestone payment rights to PDL for an upfront cash purchase price of $65.0 million, subject to a capped amount of $195.0 million pursuant to the Subsequent Purchase and Sale Agreement, or SPSA. Under the SPSA, PDL will receive 75% of the European royalties under the Amended License Agreement as well as 80% of the first four commercial milestones, worth $35.6 million (or 80% of $44.5 million), subject to the capped amount. The Company is entitled to receive 25% of the royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all remaining development milestones of $28.5 million.

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

The following table shows the activity within the liability account during the six months ended June 30, 2017 (in thousands):

	Six months ended June 30, 2017	Period from inception to June 30, 2017
Liability related to sale of future royalties — beginning balance	$72,987	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(46)	(53)
Non-cash interest expense recognized	5,167	16,977
Liability related to sale of future royalties as of June 30, 2017	78,108	78,108
Less: current portion	(677)	(677)
Liability related to sale of future royalties — net of current portion	$77,431	$77,431

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

8. Warrants

Hercules Warrants

In connection with the Original Loan Agreement, executed in December 2013, the Company issued warrants to the Lenders which were exercisable for an aggregate of 176,730 shares of common stock with an exercise price of $6.79 per share, or the Warrants. In connection with Amendment No. 2 to the Original Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders from the exercise price of $6.79 per share to $3.88 per share, or the First Warrant Amendments. In connection with Amendment No. 3 to the Original Loan Agreement, the Company further reduced the exercise price of the warrants already held by the Lenders to $3.07 per share, or the Second Warrant Amendments. Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants. The Company estimated the fair value of these Warrants as of the issuance date to be $1.1 million, which was used in the estimating the fair value of the amended debt instrument and was recorded as equity. The Company estimated the fair value of the warrants after modification by the First Warrant Amendments, as of the issuance date to be $0.1 million, which was used in estimating the fair value of the amended debt instrument in September 2015 and was recorded as equity. The Company estimated the fair value of the warrants after modification by the Second Warrant Amendments, as of the issuance date to be $45,000, and which was used in estimating the fair value of the amended debt instrument in September 2016 and was recorded as equity.

As of June 30, 2017, the Lenders’ warrants had not been exercised. These warrants expire in December 2018.

2012 Private Placement Warrants

In connection with a private placement completed in June 2012, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the PIPE warrants was $3.40. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants were recorded as a liability at fair value, as determined by the Black-Scholes option-pricing model, and then marked to fair value each reporting period, with changes in estimated fair value recorded through the condensed consolidated statements of comprehensive loss in interest income and other income (expense), net. The Black-Scholes assumptions used to value the PIPE warrants are disclosed in Note 2 “Investments and Fair Value Measurement.”

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of June 30, 2017, the fair value of the PIPE warrants was estimated to be $28,000. The change in fair value during the three months ended June 30, 2017 and 2016, which was recorded as other income, was $0.3 million, and $0.2 million, respectively. The change in fair value for the six months ended June 30, 2017 and 2016, which was recorded as other income, was $0.3 million, and $0.5 million, respectively.

As of June 30, 2017, PIPE warrants to purchase 512,456 shares of common stock issued in connection with the Private Placement had not been exercised and were outstanding. These warrants expire in November 2017.

9. Commitments and Contingencies

Operating Leases

On June 14, 2017, the Company entered into a second amendment, or the Second Lease Amendment, to that certain lease dated December 21, 2011, as amended by a first amendment, dated as of May 2, 2014, or the Existing Lease, and as amended by the Second Lease Amendment, the Lease, with Metropolitan Life Insurance Company, or the Landlord, for the Company’s current principal executive offices, approximately 26,000 square feet located at 301 – 351 Galveston Drive, Redwood City, California. Pursuant to the Second Lease Amendment, the term of the Existing Lease has been extended for a period of seventy-two (72) months, or the Extended Term, beginning February 1, 2018 and expiring January 31, 2024, or the Expiration Date, unless sooner terminated pursuant to the terms of the Lease.

Pursuant to the Lease Amendment, the Company will pay on a monthly basis annual rent of approximately $1.2 million, with annual increases each 12-month period beginning February 1st, and the first two months to be abated provided that the Company is not in default thereunder. In addition, the Company will pay the Landlord specified percentages of certain operating expenses related to the leased facility incurred by the Landlord.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan, or ESPP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$79	$77	$163	$148
Research and development	448	586	985	1,186
General and administrative	551	482	1,074	996
Total	$1,078	$1,145	$2,222	$2,330

As of June 30, 2017, there were 2,311,579 shares available for grant, 8,570,011 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 1,101,331 shares available for grant under the ESPP.

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

During the three and six months ended June 30, 2017 and the three and six months ended June 30, 2016, the exercise price of the PIPE warrants exceeded the average of AcelRx’s closing share price during each of the periods. As a result, the PIPE warrants were anti-dilutive during the three and six months ended June 30, 2017 and 2016, respectively. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. As the average market prices during the three and six months ended June 30, 2017 and 2016, respectively, did not exceed the exercise price of the PIPE warrants, no such adjustments were made.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock during the three and six months ended June 30, 2017 and 2016 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Numerator
Net loss used to compute net loss per share:
Basic	$(13,059)	$(11,092)	$(28,610)	$(22,073)
Adjustments for change in fair value of warrant liability	—	—	—	—

Diluted	$(13,059)	$(11,092)	$(28,610)	$(22,073)

Denominator
Weighted average shares outstanding used to compute net loss per share:
Basic	45,379,471	45,312,242	45,363,949	45,299,560
Dilutive effect of warrants	—	—	—	—

Diluted	45,379,471	45,312,242	45,363,949	45,299,560

Net loss per share — basic	$(0.29)	$(0.24)	$(0.63)	$(0.49)

Net loss per share — diluted	$(0.29)	$(0.24)	$(0.63)	$(0.49)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	June 30,
	2017	2016
ESPP and stock options to purchase common stock	8,700,169	6,537,180
Convertible debt into common stock	—	553,763
Common stock warrants	689,186	692,611

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the process and timing of anticipated future development of the Company’s product candidates, DSUVIA™ (sufentanil sublingual tablet, 30 mcg), known as ARX-04 outside the United States, and ZALVISO® (sufentanil sublingual tablet system), including FDA review and potential approval of the NDA for DSUVIA; the EMA’s scientific review of the ARX-04 MAA; the DSUVIA and ARX-04 clinical trial results; the Company’s pathway forward towards gaining approval of ZALVISO in the United States, including the anticipated resubmission of the ZALVISO NDA to the FDA, the scope and timing of the resubmission, and FDA review time; the status of the Amended Agreements with Grünenthal or any other future potential collaborations, including potential milestones and royalty payments under the Amended Agreements; and the therapeutic and commercial potential of the Company’s product candidates, including potential market opportunities for DSUVIA, ARX-04 and ZALVISO.

Forward-looking statements are based on the Company’s current expectations and inherently involve significant risks and uncertainties. Actual results and timing of events could differ materially from those anticipated in such forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact the accuracy of these forward-looking statements, see the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which reflect the Company’s view only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016.

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. Our lead product candidate, DSUVIA™ (known as ARX-04 outside of the United States), and our product candidate, ZALVISO®, utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration. We anticipate developing a distribution capability and commercial organization to market and sell DSUVIA in the United States by ourselves, and potentially, in certain European Economic Area, or EEA, countries with strategic partners. In geographies where we decide not to commercialize ourselves, we may seek to out-license commercialization rights. We intend to seek regulatory approval for ZALVISO in the United States and, if successful, potentially promote ZALVISO either by ourselves or with strategic partners.

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

With the completion of the clinical program for DSUVIA, and the positive data obtained from all the clinical studies, we submitted an NDA under section 505(b)(2) with the FDA for DSUVIA for the treatment of adult patients experiencing moderate-to-severe acute pain in a medically supervised setting. The NDA was accepted for filing by the FDA in February 2017. The NDA contains results of the entire DSUVIA clinical program, including data from four (three Phase 3 and one Phase 2) clinical trials in which DSUVIA was assessed as a treatment for moderate-to-severe acute pain in post-operative and emergency department patients. In each of these clinical studies, patients treated with DSUVIA demonstrated mean improvements in pain intensity as early as 15-to-30 minutes after the start of dosing. Adverse events reported in the studies were typical of opioid therapy, with the most common being nausea, headache, vomiting and dizziness. In June 2017, the Company was advised that the FDA would not be holding a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee for DSUVIA, originally anticipated to be held in summer 2017. The Prescription Drug User Fee Act, or PDUFA, date for completion of the review of the NDA remains October 12, 2017.

On May 11, 2015, we entered into an award contract (referred to as the DoD Contract) supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA. Under the terms of the DoD Contract, the DoD has and continues to reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The DoD Contract gives the DoD the option to extend the term and provide additional funding. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DoD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes were absorbed within the current DoD Contract value. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; additional stability testing; and preparation for any FDA advisory committee meeting for DSUVIA. The amendment also extended the DoD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. If DSUVIA is approved by the FDA, the DoD has the option to purchase 112,000 units of commercial product pursuant to the terms of the DoD Contract.

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

ZALVISO was approved for commercial sale by the European Commission in September 2015. Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, Belgium, Netherlands, Italy, the UK, Spain and Portugal, and is expected to be commercially launched in 2017 in Ireland and Austria. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of ZALVISO in the EU and EEA by Grünenthal to PDL, or the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 7 “Liability Related to Sale of Future Royalties” in the accompanying notes to the condensed consolidated financial statements. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2017.

We submitted an NDA for ZALVISO in September 2013, and on July 25, 2014, the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA issued a Complete Response Letter, or CRL, for the ZALVISO NDA. The CRL contained requests for additional information on the ZALVISO System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of device errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In March 2015, we received correspondence from the FDA stating that, in addition to the work we had performed to address the items in the CRL, a clinical study would be required to test the modifications to the ZALVISO device and mitigations put in place to reduce the risk of inadvertent dosing/misplaced tablets.

Our IAP312 study was designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. In the IAP312 study, 320 hospitalized, post-operative patients used ZALVISO to self-administer 15 mcg sublingual sufentanil tablets as often as once every 20 minutes for 24-to-72 hours to manage their moderate-to-severe acute pain. Throughout the study, for which top-line results were announced in August 2017, 2.2% of patients experienced a ZALVISO device error, which was statistically less than the 5% limit specified in the study objectives. None of these device errors resulted in an over-dosing event. This 2.2% rate was lower (p < 0.001) than the 7.9% rate of device errors during patient use previously reported for the earlier version of the ZALVISO device in the Phase 3 IAP311 study. In addition, results of this study supported earlier clinical findings, with favorable tolerability and a significant majority of “good” or “excellent” ratings provided by both patients and healthcare providers when assessing the method of pain control. We intend to submit these results, together with our earlier Phase 3 studies (IAP309, IAP310 and IAP311), all of which met safety and efficacy endpoints, as part of our resubmission of the NDA for ZALVISO by the end of 2017.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development and pre-commercialization activities and support Grünenthal’s launch of ZALVISO in the EU. As a result, we expect to continue to incur operating losses and negative cash flows. Although ZALVISO has been approved for sale in the EU, we sold the majority of the royalty rights and certain commercial sales milestones we are entitled to receive under the Grünenthal Agreements to PDL in September 2015. As we pursue development of our product candidates, including regulatory review and potential commercial development, subject to FDA approval, of our product candidates, we expect the business aspects of our company to become more complex. We plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of DSUVIA and ZALVISO in the United States. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

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

Our net loss for the three months and six months ended June 30, 2017 was $13.1 million and $28.6 million, respectively, compared to net losses of $11.1 million and $22.1 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $275.0 million. As of June 30, 2017, we had cash and cash equivalents totaling $62.1 million compared to $80.3 million as of December 31, 2016.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2017 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Three and Six Months Ended June 30, 2017 and 2016

Revenue

In September 2015, the European Commission, or EC, granted marketing approval for ZALVISO in the European Union to our commercial partner, Grünenthal. ZALVISO has been commercially launched in Germany, France, Belgium, Netherlands, Italy, the UK, Spain and Portugal, and is expected to be commercially launched in 2017 in Ireland and Austria. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of ZALVISO in 2017 will be minimal.

During the three months ended June 30, 2017, we recognized revenues of $2.7 million, including $2.2 million in collaboration agreement revenue recognized under our Amended Agreements with Grünenthal, plus $0.5 million in revenue under the DoD Contract. Revenue during the six months ended June 30, 2017, was $5.8 million, including $5.2 million in collaboration agreement revenue recognized under our Amended Agreements with Grünenthal, plus $0.6 million in revenue under the DoD Contract.

During the three months ended June 30, 2016, we recognized revenues of $1.3 million under our Amended Agreements with Grünenthal, plus $3.2 million for services performed under the DoD Contract. Revenue during the six months ended June 30, 2016, consisted of $3.1 million recognized under our Amended Agreements with Grünenthal, plus $4.4 million in revenue for services performed under the DoD Contract.

Collaboration Agreement Revenue

Below is a summary of revenue recognized under the Amended Agreements during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product sales	$1,993	$1,302	$4,914	$2,702
Joint steering committee, research and development services and demonstration devices	166	12	244	405
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	25	—	46	—
Royalty revenue	8	—	15	—
Total	$2,192	$1,314	$5,219	$3,107

As a result of the launch of ZALVISO in Europe by our licensee, Grünenthal, we recognized $2.0 million and $4.9 million in product sales during the three and six months ended June 30, 2017, respectively, consisting of ZALVISO devices, drug product and accessories.

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

As of June 30, 2017, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.6 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the three and six months ended June 30, 2017, we recognized revenue of $0.5 million and $0.6 million, respectively, for services performed under the DoD Contract for DSUVIA. During the three and six months ended June 30, 2016, we recognized revenue of $3.2 million and $4.4 million, respectively, for services performed under the DoD Contract.

Under the terms of the DoD Contract, the DoD reimburses us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses.

Cost of goods sold

Total cost of goods sold for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016
	(In thousands, except percentages)
Cost of goods sold	$3,543	$2,976	$567	19%	$7,668	$6,575	$1,093	17%

In October 2015, we initiated commercial production of ZALVISO for Grünenthal. Under the Amended Agreements, we will sell ZALVISO at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of ZALVISO in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of ZALVISO and the Grünenthal launch is in the very early stages. If we do not receive timely approval of ZALVISO in the U.S., are unable to successfully launch ZALVISO in the U.S. or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin.

Cost of goods sold for ZALVISO delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs and impairment charges. These direct costs included in costs of goods sold totaled $2.3 million and $5.1 million in the three and six months ended June 30, 2017, respectively, and $1.7 million and $3.7 million in the three and six months ended June 30, 2016, respectively. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach as that used to value the inventory. During the three months ended June 30, 2017, we recorded an inventory impairment charge of $369,000, primarily for ZALVISO raw materials inventory on hand, plus related purchase commitments. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Indirect costs included in costs of goods sold totaled $1.3 million and $2.6 million in the three and six months ended June 30, 2017, respectively, and $1.3 million and $2.9 million in the three and six months ended June 30, 2016, respectively. We anticipate that at future production levels, indirect costs included in costs of goods sold for 2017 will be approximately $1.4 million per quarter. For the foreseeable future, we anticipate negative gross margins on ZALVISO product delivered to Grünenthal.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We will incur substantial future research and development expenditures as we seek to continue to support the FDA’s review of the NDA for DSUVIA, prepare for the resubmission of the NDA for ZALVISO, support the Committee for Medicinal Products for Human Use, or CHMP’s scientific review of the MAA for ARX-04, and prepare for and conduct any additional clinical trials that may be required to support an indication in the EU that includes trauma-related pain and ensures premium reimbursement in certain EU countries.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
Drug Indication/Description	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016
	(In thousands, except percentages)
DSUVIA	$1,178	$3,365	$(2,187)	(65)%	$2,223	$4,520	$(2,297)	(51)%
ZALVISO	1,554	777	777	100%	5,292	1,687	3,605	214%
Overhead	2,169	2,138	31	1%	4,305	4,244	61	1%
Total research and development expenses	$4,901	$6,280	$(1,379)	(22)%	$11,820	$10,451	$1,369	13%

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on advancing ARX-04 in the EU and preparing for the resubmission of the NDA for ZALVISO in the United States, our future research and development expenses will depend on the clinical success as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements.

The $1.4 million decrease in research and development expenses during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was mainly due to a $2.2 million decrease in DSUVIA-related spending offset by a $0.8 million increase in ZALVISO-related expenses. The $1.4 million increase in research and development expenses during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was predominantly attributable to an increase of $3.6 million in ZALVISO-related spending and a $0.1 million net increase in other research and development expenses, offset by a decrease of $2.3 million in DSUVIA-related spending. In both periods, DSUVIA-related spending decreases were primarily due to the completion of SAP303 and SAP302 in June 2016, and ZALVISO-related spending increases were primarily related to the IAP312 clinical study.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel engaged in administration, finance, pre-commercialization and business development activities. Other significant expenses included legal expenses related to litigation and patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses in 2017 to increase as compared to 2016 expenses, as we focus our efforts on preparing for the potential commercialization of DSUVIA in the United States, and the continued development of ARX-04 in the EU and ZALVISO in the United States.

Total general and administrative expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016
	(In thousands, except percentages)
General and administrative expenses	$4,156	$3,597	$559	16%	$8,294	$7,374	$920	12%

General and administrative expenses during the three months ended June 30, 2017 increased by $0.6 million, as compared to the three months ended June 30, 2016, and increased by $0.9 million during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. In both periods the increases were primarily due to increased expenses in support of DSUVIA-related pre-commercialization activities.

Other (Expense) Income

Total other (expense) income for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016
	(In thousands, except percentages)
Interest expense	$(903)	$(687)	$(216)	31%	$(1,677)	$(1,367)	$(310)	23%
Interest income and other income (expense), net	396	241	155	64%	250	660	(410)	(62)%
Non-cash interest expense on liability related to sale of future royalties	(2,609)	(2,324)	(285)	12%	(5,167)	(4,520)	(647)	14%
Total other (expense) income	$(3,116)	$(2,770)	$(346)	12%	$(6,594)	$(5,227)	$(1,367)	26%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense for the three and six months ended June 30, 2017 pertains to interest on the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. Interest expense for the three and six months ended June 30, 2016 pertains to interest on the Amended and Restated Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, the Lenders. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term loan with an additional six-month interest only period. The scheduled maturity date is now March 2020. Refer to Note 6 “Long-Term Debt” for additional information. As a result of the higher interest rate in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, the amount of interest expense incurred increased. As of June 30, 2017, the accrued balance due to Hercules was $22.0 million.

Interest income and other income (expense), net, during the three and six months ended June 30, 2017 consisted of the change in the fair value of our warrants, or PIPE warrants, issued in connection with the private placement of our common stock, which was completed in June 2012, and the change in the fair value of the contingent put option related to the Amended Loan Agreement. During the three and six months ended June 30, 2016, interest income and other income (expense), net, consisted primarily of the change in the fair value of the PIPE warrants.

The increase in non-cash interest expense on liability related to the sale of future royalties during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, is attributable to the Royalty Monetization that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur approximately $11 million in non-cash interest expense related to the Royalty Monetization in the year ended December 31, 2017.

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

As of June 30, 2017, we had cash, cash equivalents and investments totaling $62.1 million compared to $80.3 million as of December 31, 2016. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development and pre-commercialization activities and support Grünenthal’s launch of ZALVISO in the EU. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the third quarter of 2018. While we believe we have sufficient capital to meet our operational requirements through at least the third quarter of 2018, our expectations may change depending on a number of factors. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

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

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the sales of ZALVISO in the EU by Grünenthal to PDL. As mentioned above, we received net proceeds of $61.2 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended License Agreement which include 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the EC approval of the MAA for ZALVISO, which we received in the fourth quarter of 2015. The total liability related to sale of future royalties to PDL as of June 30, 2017 was $78.1 million.

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

As of June 30, 2017, the accrued balance due under the Amended Loan Agreement was $22.0 million.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(16,305)	$(14,467)
Net cash (used in) provided by investing activities	(1,961)	4,224
Net cash provided by financing activities	104	121

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

Cash used in operating activities of $16.3 million during the six months ended June 30, 2017, reflected a net loss of $28.6 million, partially offset by aggregate non-cash charges of $9.0 million, and a net change of $3.3 million in our net operating assets and liabilities. Non-cash charges included $5.2 million in non-cash interest expense on the liability related to the royalty monetization, $2.2 million for stock-based compensation, $0.9 million in depreciation expense, $0.5 million in non-cash interest expense related to the Amended Loan Agreement, $0.4 million in inventory impairment due to excess ZALVISO inventory. The net change in our operating assets and liabilities included a decrease in accounts receivable of $3.8 million.

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

During the six months ended June 30, 2017, cash used in investing activities of $2.0 million was due to purchases of property and equipment.

During the six months ended June 30, 2016, cash provided by investing activities of $4.2 million was primarily a result of $5.5 million in proceeds from maturity of investments, offset by $1.0 million for purchases of investments and $0.3 million for purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of future royalties, proceeds from the sale of our securities, proceeds from our debt financings and payments made on such debt financings. During the six months ended June 30, 2017, cash provided by financing activities of $0.1 million was due to proceeds from the issuance of common stock upon the exercise of common stock options and stock purchases made under our 2011 Employee Stock Purchase Plan.

During the six months ended June 30, 2016, cash provided by financing activities of $0.1 million as a result of stock purchases made under our 2011 Employee Stock Purchase Plan.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities, including continued development of ARX-04 in the EU, ZALVISO in the United States and the potential commercialization of our product candidates, if approved outside of the Grünenthal Territory. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the third quarter of 2018. Our current operating plan includes support for the FDA review of the NDA for DSUVIA, support for the CHMP review of the MAA for ARX-04 in the EU, resubmission of the NDA for ZALVISO by the end of 2017, and expenditures related to our preparation for the potential commercialization of DSUVIA in the United States. These assumptions may change as a result of many factors. For example, based on feedback from the FDA, we expanded the planned clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses have increased. In addition, although the FDA has provided feedback on both the DSUVIA clinical program and reviewed the protocol for IAP312, the additional clinical trial for ZALVISO, the FDA may in the future require us to complete additional work prior to approving the NDA for DSUVIA and/or resubmitting the NDA for ZALVISO. We will continue to evaluate the work necessary to gain approval of DSUVIA and ZALVISO in the United States and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the outcome, timing and cost of regulatory approvals for DSUVIA (known as ARX-04 outside the United States) and ZALVISO;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04 in the EU;

•	expenditures related to the activities required in support of the FDA review of our NDA for DSUVIA, including preparation for the FDA advisory committee meeting for DSUVIA;

•	expenditures related to the activities required in support of our resubmission of the ZALVISO NDA;

•	expenditures related to our preparation for the potential commercialization of DSUVIA;

•	future manufacturing, selling and marketing costs related to DSUVIA and ZALVISO, including our contractual obligations to Grünenthal for ZALVISO;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies, and;

•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	commercialize any products we market, including DSUVIA and ZALVISO, if approved outside of the Grünenthal Territory;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates, and;

•	conduct research and development programs.

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

Off-Balance Sheet Arrangements

Through June 30, 2017, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of June 30, 2017, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our condensed consolidated balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

 Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on June 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of DSUVIA (known as ARX-04 outside of the United States), which may not receive regulatory approval in the United States or in Europe.*

Since our inception in 2005, we have focused primarily on development of our product candidate, ZALVISO®; however, given the delay in the potential approval of ZALVISO in the United States, we believe the importance of DSUVIA (known as ARX-04 outside of the United States) (sufentanil sublingual tablet, 30 mcg) to our future success has increased. In December 2016, we submitted the New Drug Application, or NDA, for DSUVIA for the treatment of patients experiencing moderate-to-severe acute pain in a medically supervised setting to the United States Food and Drug Administration, or FDA. The NDA was accepted for filing by the FDA. In June 2017, the Company was advised that the FDA would not hold a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee for DSUVIA, which the Company originally anticipated would be held in summer 2017. The Prescription Drug User Fee Act, or PDUFA, date for completion of the review of the NDA is October 12, 2017.

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

We depend on the clinical and regulatory success of ZALVISO, which may not receive regulatory approval in the United States.*

ZALVISO remains an important product candidate for us. The approval of ZALVISO by the FDA is important to our investors and our current and any potential future collaboration partner. Should ZALVISO not be approved by the FDA, it may have a negative impact on our stock price and, ultimately, our ability to become profitable. The success of ZALVISO, in part, relies upon our ability to develop and receive regulatory approval of this product candidate in the United States for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Our Phase 3 program for ZALVISO initially consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for ZALVISO to the FDA in September 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for ZALVISO. The CRL contained requests for additional information on the ZALVISO System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of device errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial was needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of the Type C meeting with FDA, which took place in September 2015, we submitted a protocol to the FDA for a clinical study. We completed the protocol review with the FDA and initiated this study, IAP312, in September 2016. IAP312 was a Phase 3 study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. The IAP312 study was designed to rule out a 5% device failure rate. The study design required a minimum of 315 patients. In the IAP312 study, sites proactively looked for tablets that have been dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. In the prior Phase 3 studies based on approximately 30,000 tablets dispensed there were 15 dropped tablets discovered from 7 out of 768 patients. With study sites proactively looking for dropped tablets, we anticipated the observed rate of inadvertent dispensing will be as high or higher in IAP312 than previously reported in the combined Phase 3 studies. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The IAP312 study evaluated all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. If the FDA includes the rate of inadvertent dispensing along with the device failures to calculate a total error rate, the resulting error rate may be unacceptable to the FDA. Further, the correspondence from the FDA suggests that we may need to modify the Risk Evaluation and Mitigation Strategies, or REMS, for ZALVISO to address dropped tablets. In the IAP312 study, 320 hospitalized, post-operative patients used ZALVISO to self-administer 15 mcg sublingual sufentanil tablets as often as once every 20 minutes for 24-to-72 hours to manage their moderate-to-severe acute pain. Throughout the study, for which top-line results were announced in August 2017, 2.2% of patients experienced a ZALVISO device error, which was statistically less than the 5% limit specified in the study objectives. None of these device errors resulted in an over-dosing event. This 2.2% rate was lower (p < 0.001) than the 7.9% rate of device errors during patient use previously reported for the earlier version of the ZALVISO device in the Phase 3 IAP311 study. In addition, results of this study supported earlier clinical findings, with favorable tolerability and a significant majority of “good” or “excellent” ratings provided by both patients and healthcare providers when assessing the method of pain control. We intend to submit these results, together with our earlier Phase 3 studies (IAP309, IAP310 and IAP311), all of which met safety and efficacy endpoints, as part of our resubmission of the NDA for ZALVISO by the end of 2017.

There is no guarantee that the additional work we performed related to ZALVISO, including the IAP312 trial, will be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of ZALVISO in a timely fashion, if at all. For example, the FDA may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate and the resulting error rate may be unacceptable to the FDA, or the FDA may still have concerns regarding the performance of the device, inadvertent dosing (dropped tablets), or other issues. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any NDA resubmission or approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all. If the ZALVISO NDA is resubmitted, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of ZALVISO. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the drug under review. Advisory committee decisions are not binding, but an adverse decision at the advisory committee may have a negative impact on the regulatory review of ZALVISO. Additionally, we may choose to engage in the dispute resolution process with the FDA.

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

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.*

We have reported positive top-line data from our three Phase 3 clinical trials for ARX-04 (known as DSUVIA in the United States), or SAP301, SAP302, and SAP303, as well as each of our four ZALVISO Phase 3 clinical trials completed to date, in addition to all of our Phase 2 clinical trials for ARX-04 and ZALVISO. However, even if we believe that the data from clinical trials is positive, the FDA has and in the future could determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. Any such determination by the FDA would delay the timing of our commercialization plan for DSUVIA and ZALVISO, or further development of our other product candidates, and adversely affect our business operations. For example, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for ZALVISO which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial would be needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. While we believe ZALVISO met safety, satisfaction and device usability expectations in this trial, known as IAP312, there is no guarantee that the FDA will agree with our interpretation of these results, or accept our planned NDA resubmission without requiring additional clinical trials of ZALVISO. If the FDA were to require any additional clinical trials for ZALVISO, our development efforts would be further delayed, which would have a material adverse effect on our business.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed three Phase 3 clinical trials for DSUVIA, four Phase 3 clinical trials for ZALVISO, one Phase 2 clinical trial for DSUVIA and several Phase 2 clinical trials for ZALVISO, future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in June 2014, we completed a pharmacokinetic study in support of the DSUVIA development program. In this study of healthy volunteers, it was shown that two sublingual administrations of a ZALVISO sufentanil sublingual tablet, 15 mcg, dosed 20 minutes apart were equivalent to one sublingual administration of a sufentanil sublingual tablet, 30 mcg. Based on the pharmacokinetic equivalency of two ZALVISO tablets to one DSUVIA tablet, the FDA has agreed to accept 323 ZALVISO patients into the DSUVIA safety database; however, the FDA also required that the DSUVIA safety database comprise 350 patients dosed with at least one dose of DSUVIA. Based on this feedback from the FDA, we expanded the clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings, in order to increase the DSUVIA safety database. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses increased. Finally, we postponed the start of IAP312, originally planned for the first quarter of 2016, to September 2016. The postponement was due to a delay in the receipt and testing of final clinical supplies for this trial. As a result, the development timeline for ZALVISO was further extended.

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

We have not yet responded to the ZALVISO Complete Response Letter nor resubmitted the ZALVISO NDA. Activities that we undertake to address issues raised in the CRL may be deemed insufficient by the FDA.*

We completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the ZALVISO NDA. In early September 2015, we had a Type C meeting with the FDA to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL. In response to discussions with the FDA, we agreed to complete an additional open-label study with ZALVISO in post-operative patients, known as IAP312. We completed the protocol review for IAP312 and announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We anticipate resubmitting the NDA for ZALVISO by the end of 2017.

Although we believe the IAP312 study met safety, satisfaction and device usability expectations, there is no guarantee that the IAP312 trial results will address the issues raised by the FDA. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing ZALVISO in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development and commercialization efforts for ZALVISO in the United States, which would have a material adverse effect on our business and could potentially cause us to cease operations.

If we are able to resubmit an NDA for ZALVISO with this new clinical data, there is no guarantee that such data will be deemed sufficient by the FDA. While we designed the protocols for bench testing and the Human Factors studies to address the issues raised in the CRL, and designed the protocol for the additional ZALVISO clinical trial to further address these issues, there is no guarantee that the FDA will deem such protocols and results sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission.

Lastly, while we believe that the results from our bench testing, Human Factors studies and the IAP312 clinical trial are positive, the FDA may hold a different opinion and deem the results insufficient. The FDA may provide review commentary at any time during the resubmission and review process which could adversely affect or even prevent the approval of ZALVISO, which would adversely affect our business. We may not be able to identify appropriate remediations to issues that the FDA may raise, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Phase 2 clinical trials we conducted with ZALVISO did generate some AEs, but no SAEs, related to the trial drug. In our Phase 3 active-comparator clinical trial (IAP309), 7% of ZALVISO-treated patients dropped out of the trial prematurely due to an AE (10% in placebo group), and we observed three serious adverse events, or SAEs, that were assessed as possibly or probably related to study drug (one in the ZALVISO group and two in the IV patient-controlled morphine group). In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310), 5% of ZALVISO-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). There were no SAEs determined to be related to study drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP311), 7% of ZALVISO-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). Two patients (one each in the ZALVISO group and placebo group) experienced an SAE considered possibly or probably related to the trial drug by the investigator. In our Phase 3 multicenter, open-label study of ZALVISO (IAP312), 2% of patients dropped out prematurely due to an AE. Five patients experienced SAEs in the study, but all were considered unrelated to study drug by investigators.

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

In September 2015, the European Commission, or EC, approved Grünenthal’s, MAA for ZALVISO for post-operative pain; however, we cannot predict the commercial success of ZALVISO. We received a CRL for ZALVISO on July 25, 2014, which contains requests for additional information on the ZALVISO System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. We completed the protocol review and announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We anticipate resubmitting the NDA for ZALVISO by the end of 2017.

Although the FDA has provided feedback on the DSUVIA clinical program and reviewed the protocol for IAP312, and we have incorporated feedback from Health Authorities in Europe concerning the submission of the MAA for ARX-04, pending the results of our clinical trials, the FDA or EMA may in the future require us to complete additional clinical work prior to approving the NDA for DSUVIA, resubmitting the NDA for ZALVISO, or prior to the Committee for Medicinal Products for Human Use, or CHMP of the EMA adopting a positive opinion on the MAA for ARX-04. Additional delays may result if any of our product candidates is taken before an FDA advisory committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

In May 2017, the current FDA Commissioner established an Opioid Policy Steering Committee to address and advise regulators on opioid use. The Committee was charged with three initial questions: (i) should the FDA require mandatory education for HCPs who prescribe opioids; (ii) should the FDA take steps to ensure the number of prescribed opioid doses is more closely tailored to the medical indication; and (iii) is the FDA properly considering the risk of abuse and misuse of opioids during its drug review process. Neither DSUVIA nor ZALVISO have been designed with an abuse-deterrent formulation and neither product candidate is tamper-resistant. As a result, neither DSUVIA nor ZALVISO have undergone testing for tamper-resistance or abuse deterrence.

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

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.*

If the FDA determines that any of the clinical work submitted, including the clinical trials, Human Factors studies and bench testing submitted for a product candidate in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, studies and testing as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, studies and testing, the FDA may reject the data and results. The FDA may audit some or all of our clinical trial sites to determine the integrity of our clinical data. The FDA may audit some or all of our Human Factors study sites to determine the integrity of our data and may audit the data and results of bench testing. Any rejection of any of our data would negatively impact our ability to obtain marketing authorization for a product candidate and would have a material adverse effect on our business and financial condition. In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b)(2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. More generally, the FDA’s comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities may result in delays and challenges in obtaining NDA approval. Any significant delay in the acceptance, review or approval of an NDA that we have submitted would have a material adverse effect on our business and financial condition and would require us to obtain significant additional funding.

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

DSUVIA, ZALVISO and our other product candidates will require Risk Evaluation and Mitigation Strategies, or REMS.*

Our product candidates, if approved in the United States, will require REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use, any of which may be subject to increased scrutiny or restriction in connection with the FDA’s comprehensive opioids action plan. While we have received pre-clearance from the FDA regarding certain aspects of the proposed required REMS for ZALVISO, we cannot predict the final REMS to be required as part of any FDA approval of ZALVISO. Depending on the extent of the REMS requirements, any U.S. launch may be delayed, the costs to commercialize ZALVISO may increase substantially and the potential commercial market could be restricted. DSUVIA, if approved, will also require a REMS program that may significantly increase our costs to commercialize this product candidate. Furthermore, risks of sufentanil that are not adequately addressed through proposed REMS programs for our future product candidates may also prevent or delay their approval for commercialization.

Existing and future legislation may increase the difficulty and cost for us to commercialize DSUVIA, ZALVISO and any of our product candidates that may obtain commercial approval in the future, and affect the prices we may obtain.*

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of ZALVISO outside the EU, or our other product candidates, including DSUVIA (known as ARX-04 outside the United States), restrict or regulate post-approval activities for DSUVIA, ARX-04 and ZALVISO, and affect our ability to profitably sell any products for which we obtain marketing approval. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2017 and may continue to incur losses for the foreseeable future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of June 30, 2017, we had an accumulated deficit of $275.0 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, sale of royalty and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we continue our pre-commercialization activities for DSUVIA, research and development activities for our product candidates, including addressing issues raised by the FDA related to regulatory review of ZALVISO, as well as to support manufacturing and supply of ZALVISO in Europe for Grünenthal. While Grünenthal has begun the commercial launch of ZALVISO in the EU, if DSUVIA (known as ARX-04 outside the United States), ZALVISO, or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

We have never generated significant product revenue and may never be profitable.*

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We may never generate revenues from sales of DSUVIA, ZALVISO or our other product candidates in the United States. While we have a collaboration agreement with Grünenthal for commercialization of ZALVISO in Europe and Australia, Grünenthal may not recognize a level of commercial sales of ZALVISO for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of ZALVISO, as a result of our sale to PDL of certain expected royalties from the sales of ZALVISO by Grünenthal and a majority of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under the Amended License Agreement. In addition, if the FDA does not approve our NDA for DSUVIA on the PDUFA date, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

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

We are substantially dependent on our commercial partner, Grünenthal, to successfully commercialize ZALVISO in Europe.*

Under our amended agreements with Grünenthal, we have granted Grünenthal rights to commercialize ZALVISO in the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, and in September 2015, the EC approved Grünenthal’s MAA for ZALVISO for the management of acute moderate-to-severe post-operative pain in adult patients. Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, Belgium, Netherlands, Italy, the UK, Spain and Portugal, and is expected to be commercially launched in 2017 in Ireland and Austria.

During the pilot and launch phases in the various European countries, Grünenthal has reported certain issues from healthcare professionals, or HCPs, with the initial set up of the ZALVISO controllers before being given to patients for use. To address the issues, we have assisted Grünenthal with implementing additional training for HCPs and we have revised the controller software. Controllers with the revised software, which was delivered in December 2016, have undergone extensive bench testing and we believe we have successfully addressed the issues as presented. Additional devices were delivered beginning in early 2017. Controllers with the U.S. version of the revised software were also used in the IAP312 clinical study that was initiated in September 2016. There can be no assurance that the issues identified in the initial pilot and launch phases by Grünenthal will not have a material adverse impact on the current and future sales of ZALVISO in Europe. Further, if new issues occur, there may be a material adverse impact on the future sales of ZALVISO in Europe which may have a negative impact on future revenues received and recognized by AcelRx.

There is no guarantee that Grünenthal will achieve commercial success in its ZALVISO launches in Germany, France and the United Kingdom or anywhere in the Territory. In September 2015, we consummated a monetization transaction with PDL BioPharma, Inc., or PDL, pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of ZALVISO and 80% of the first four commercial milestones under the License Agreement, subject to a capped amount, referred to as the Royalty Monetization. Accordingly, even if Grünenthal is successful in the commercialization of ZALVISO in the Territory, we will receive only 25% of the royalties and 20% of the first four commercial milestones under the License Agreement, and 100% of the royalties after the capped amount is reached.

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

Since inception, our operations have been primarily focused on developing our technology and undertaking pharmaceutical development and clinical trials for our product candidates, understanding the market potential for our product candidates and preparing for the potential commercialization of DSUVIA and ZALVISO in the United States. We have not yet obtained regulatory approval of any of our product candidates in the United States, and have never ourselves directly commercialized a product. Consequently, any predictions that are made about our future success, or viability, or evaluation of our business and prospects, may not be accurate.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities, such as progressing in our commercialization plans so that we will be able to minimize delays in commercializing DSUVIA should DSUVIA be approved by the FDA, as well as the remaining development activities associated with ZALVISO, including preparation of the planned NDA resubmission. While we believe we have sufficient capital resources to continue planned operations through at least the third quarter of 2018, we will need additional capital to continue development of ZALVISO and we will need additional capital to potentially pursue commercialization of any of our product candidates, including DSUVIA and ZALVISO.

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete an additional clinical trial of ZALVISO. Any further development activities can be time consuming and costly. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. We received comments from the FDA on the protocol for the study, known as IAP312, and we announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We anticipate resubmitting the NDA for ZALVISO by the end of 2017.

Clinical trials, regulatory reviews, and a potential launch of a commercial product are expensive activities. In addition, commercialization costs for DSUVIA and ZALVISO in the United States may be significantly higher than estimated. We may experience technical difficulties in our commercialization efforts or otherwise, which could substantially increase the costs of commercialization. Revenues may be lower than expected and accordingly costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. To raise capital, we may seek to sell additional equity or debt securities, including under our Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, monetize or securitize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all.

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

To fund our operations, we may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, which may impose restrictions on our business.

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

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

As of June 30, 2017, we have approximately $22.0 million of debt under our Amended Loan Agreement with Hercules, which has a scheduled maturity date of March 2020 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

If we do not make the required payments when due, either at maturity, or at applicable installment payment dates, or if we breach the agreement or become insolvent, Hercules could elect to declare all amounts outstanding, together with accrued and unpaid interest and penalty, to be immediately due and payable. Additional capital may not be available on terms acceptable to us, or at all. In addition, the Royal Monetization has the effect of decreasing future cash flows otherwise potentially available to us under the Amended Agreements to repay this debt. Even if we were able to repay the full amount in cash, any such repayment could leave us with little or no working capital for our business. If we are unable to repay those amounts, Hercules will have a first claim on our assets pledged under the Amended Loan Agreement. If Hercules should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any default under the Amended Loan Agreement and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations.

The costs incurred under the DoD Contract are subject to audit by the Department of Defense and any identified deficiencies could jeopardize past or future funding.*

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the DoD Contract, the DoD has and continues to reimburse us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The DoD Contract gives the DoD the option to extend the term of the DoD Contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DoD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; additional stability testing; and preparation for the FDA advisory committee meeting for DSUVIA. The amendment also extended the DoD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. Funding under the DoD Contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the DoD Contract.

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

As mentioned above, we are obligated to manufacture and supply ZALVISO under the Amended Agreements with Grünenthal for use in the EU and their other licensed territories. If we are unable to establish a reliable commercial supply of ZALVISO for Grünenthal’s Territory, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of the Amended Agreements. If any such breach were to be material and remain uncured, it could result in Grünenthal terminating the Amended Agreements, which in turn could result in us being responsible for indemnification of losses suffered by PDL under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely effected.

We rely on limited sources of supply for the drug component of our product candidates and any disruption in the chain of supply may cause delay in developing and commercializing our product candidates.*

We have used two established suppliers of sufentanil citrate for our tablets. However, currently we only have one supplier qualified for our manufacture of ZALVISO. For each product candidate, only one of the two suppliers will be qualified as a vendor with the FDA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider is changing its process for manufacturing our drug. There is no guarantee that this change will not impact our commercial supply of API. This change in process will likely require a regulatory submission to the FDA and European Health Authority which must be approved before the new process API can be used commercially in each corresponding territory. Any alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

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

We have built out a suite within Patheon’s production facility in Cincinnati, Ohio that serves as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at this location. While we have produced a number of commercial lots at Patheon to support Grünenthal’s launch in Europe, our experience is limited, which has and may in the future impact our ability to deliver commercial supplies to Grünenthal on a timely basis.

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

Related to the ZALVISO device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. We have made modifications to the design of the ZALVISO device subsequent to the original submission of the ZALVISO NDA, which we plan to include as a part of any resubmitted NDA. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol in response to the CRL we received for ZALVISO. We completed the protocol review with the FDA for the study, known as IAP312, and announced positive results from this study in August 2017, which we intend to use to support the planned NDA resubmission. We anticipate resubmitting the NDA for ZALVISO by the end of 2017. However, if any additional changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

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

We utilized contract research organizations, or CROs, for the conduct of the Phase 2 and 3 clinical trials of DSUVIA, as well as our Phase 3 clinical program for ZALVISO. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for DSUVIA (known as ARX-04 outside the United States), ZALVISO, and our other product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Approval of ZALVISO in the EU has resulted, and any future approvals of our product candidates outside of the United States, will result in a variety of risks associated with international operations that could materially adversely affect our business.

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

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. More specifically, competitors for DSUVIA in the emergency department are likely to include generic injectable intravenous opioids such as morphine, hydromorphone and fentanyl. In this environment, DSUVIA may also compete with other branded non-invasive products or product candidates, such as Egalet Corporation’s SPRIX, Hospira, Inc.’s DYLOJECT (Hospira, Inc. was sold by Pfizer, Inc. to ICU Medical), Acura Pharmaceuticals, Inc.’s OXAYDO, Depomed, Inc.’s NUCYNTA, Bristol-Myers Squibb Company’s COMBUNOX, Purdue Pharma, L.P.’s OXYFAST, Medical Developments International Limited’s PENTHROX inhaler, CL-108, a bi-layered tablet, in development by Charleston Laboratories Inc., in collaboration with Daiichi Sankyo, or generic oral opioids which have moderate-to-severe acute pain labeling. In the short-stay or ambulatory surgery segment, DSUVIA will likely compete with these products in addition to generic injectable local anesthetics such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Heron Therapeutics, Inc. is in Phase 2 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain, and Recro Pharma, Inc. is developing IV meloxicam, which is in Phase 3 clinical trials for the treatment of moderate-to-severe acute pain. According to clinicaltrials.gov, SUBSYS, a sublingual fentanyl spray currently approved and marketed by INSYS Therapeutics, Inc. for breakthrough cancer pain, is currently being studied as a potential treatment for acute pain in emergency room patients, post-operative patients, and in patients undergoing painful procedures without sedation. Within the military environment, and in certain civilian settings, DSUVIA competitors may also include intramuscular morphine injections which are marketed by a variety of generic manufacturers.

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

Additional potential competitors for ZALVISO include the fentanyl iontophoretic transdermal system, IONSYS, originally developed by ALZA Corporation and Ortho-McNeil Pharmaceutical, Inc., both Johnson & Johnson subsidiaries, and most recently by The Medicines Company, or MDCO. In April 2015, IONSYS was approved for marketing in the U.S. by the FDA, and in November 2015, it was approved for marketing in the EU by the EMA. Effective June 19, 2017, MDCO made a business decision to voluntarily discontinue the sale and distribution of IONSYS. Cara Therapeutics, Inc. is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Trevena, Inc., or Trevana, is developing TRV130, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute post-operative pain. In February 2017, Trevena reported positive top-line results from two Phase 3 pivotal efficacy studies of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty. Trevena plans to file an NDA for oliceridine in the fourth quarter of 2017. In addition, Heron Therapeutics, Inc., or Heron, is in Phase 2 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. Heron recently announced positive top-line results from its Phase 2 study of the investigational agent HTX-011 in subjects undergoing abdominoplasty. Following a planned End of Phase 2 meeting with the FDA, Heron anticipates initiating Phase 3 studies in 2017 and filing an NDA in 2018. Recro Pharma, Inc., or Recro, is developing IV meloxicam, which is in Phase 3 clinical development for the treatment of moderate-to-severe acute pain. Recro has announced positive results from two Phase 3 clinical trials evaluating IV meloxicam for the treatment of acute postoperative pain, and in February 2017 announced that they had completed enrollment in a third Phase 3 trial. Recro filed an NDA for IV meloxicam in the summer of 2017. Recro Pharma, Inc. is also developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain, for which it announced positive efficacy results in its Phase II clinical trial. Finally, Innocoll AG, or Innocoll, is developing XARACOLL, a controlled-release resorbable implant containing bupivacaine. Innocoll announced that it had received a Refusal to File Letter from the FDA for XARACOLL in December 2016. In March 2017, Innocoll announced that following the receipt of formal Type A meeting minutes from the FDA, they had clarified the path towards a possible resubmission of the XARACOLL NDA by the end of 2017. Durect Corporation, or Durect, has been developing POSIDUR, a controlled-release bupivacaine product candidate utilizing Durect’s Saber technology.

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

As of June 30, 2017, we had 43 full-time employees. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, medical, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize DSUVIA, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of June 30, 2017, we are the owner of record of 62 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the six months ended June 30, 2017 and 2016 was approximately 300,000 and 370,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

61

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

 Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	02/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	01/07/2011

10.1+	Separation Agreement and General Release of Claims between Timothy E. Morris and the Registrant, effective as of June 5, 2017.

10.2	Second Amendment to Lease between Metropolitan Life Insurance Company and the Registrant, dated June 14, 2017.	8-K	333-170594	10.1	06/20/2017

10.3+	Offer Letter dated July 18, 2017 between Raffi Asadorian and the Registrant.	8-K	333-170594	10.1	07/19/2017

31.1	Certification of Principal Executive and Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

Date: August 1, 2017	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Vincent J. Angotti
Vincent J. Angotti
Chief Executive Officer, Interim Chief Financial Officer and Director
(Duly Authorized and Principal Executive and Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	02/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	01/07/2011

10.1+	Separation Agreement and General Release of Claims between Timothy E. Morris and the Registrant, effective as of June 5, 2017.

10.2	Second Amendment to Lease between Metropolitan Life Insurance Company and the Registrant, dated June 14, 2017.	8-K	333-170594	10.1	06/20/2017

10.3+	Offer Letter dated July 18, 2017 between Raffi Asadorian and the Registrant.	8-K	333-170594	10.1	07/19/2017

31.1	Certification of Principal Executive and Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.