Form 10-Q
period 2017-09-30
ACELRX PHARMACEUTICALS INC
filed 2017-11-09
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

or

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

As of October 25, 2017, the number of outstanding shares of the registrant’s common stock was 50,338,389.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “DSUVIA” is a trademark, and ACELRX and “ZALVISO” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2017 (Unaudited)	December 31, 2016(1)
Assets
Current Assets:
Cash and cash equivalents	$67,936	$80,310
Accounts receivable, net	1,343	5,833
Inventories	969	2,154
Prepaid expenses and other current assets	823	756
Total current assets	71,071	89,053
Property and equipment, net	11,287	10,712
Restricted cash	178	178
Other assets	207	50
Total Assets	$82,743	$99,993

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,246	$1,558
Accrued liabilities	3,539	4,595
Long-term debt, current portion	9,254	2,912
Deferred revenue, current portion	362	362
Liability related to the sale of future royalties, current portion	471	764
Total current liabilities	14,872	10,191
Deferred rent, net of current portion	267	43
Long-term debt, net of current portion	13,151	18,637
Deferred revenue, net of current portion	3,553	3,824
Liability related to the sale of future royalties, net of current portion	80,362	72,223
Contingent put option liability	207	124
Warrant liability	640	288
Total liabilities	113,052	105,330

Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—100,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 49,641,205 and 45,333,790 shares issued and outstanding as of September 30, 2017 and December 31, 2016	49	45
Additional paid-in capital	257,627	240,977
Accumulated deficit	(287,985)	(246,362)
Accumulated other comprehensive income	—	3
Total stockholders’ deficit	(30,309)	(5,337)
Total Liabilities and Stockholders’ Deficit	$82,743	$99,993

(1)

The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Collaboration agreement	$1,225	$1,562	$6,444	$4,669
Contract and other	262	1,804	811	6,253
Total revenue	1,487	3,366	7,255	10,922

Operating costs and expenses:
Cost of goods sold	2,029	2,579	9,697	9,154
Research and development	3,913	4,617	15,733	15,068
General and administrative	4,406	4,145	12,700	11,519

Total operating costs and expenses	10,348	11,341	38,130	35,741

Loss from operations	(8,861)	(7,975)	(30,875)	(24,819)
Other (expense) income:
Interest expense	(919)	(702)	(2,596)	(2,069)
Interest income and other income (expense), net	(465)	(360)	(215)	300
Non-cash interest expense on liability related to future sale of royalties	(2,768)	(2,401)	(7,935)	(6,921)

Total other expense	(4,152)	(3,463)	(10,746)	(8,690)

Net loss before income taxes	(13,013)	(11,438)	(41,621)	(33,509)
Provision for (benefit from) income taxes	—	36	(2)	34

Net loss	(13,013)	(11,402)	(41,623)	(33,475)

Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	—	(5)	(3)	2

Comprehensive loss	$(13,013)	$(11,407)	$(41,626)	$(33,473)

Net loss per share of common stock, basic and diluted	$(0.28)	$(0.25)	$(0.91)	$(0.74)

Shares used in computing net loss per share of common stock, basic and diluted – see Note 12	46,365,436	45,319,269	45,701,446	45,306,177

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(41,623)	$(33,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(89)	(3)
Non-cash interest expense on liability related to royalty monetization	7,935	6,921
Depreciation and amortization	1,388	1,545
Non-cash interest expense related to debt financing	1,060	653
Stock-based compensation	3,240	3,408
Revaluation of put option and PIPE warrant liabilities	435	(172)
Inventory impairment charge	369	—
Other	(3)	17
Changes in operating assets and liabilities:
Accounts receivable	4,490	1,277
Inventories	1,060	(918)
Prepaid expenses and other assets	(224)	664
Accounts payable	220	(112)
Accrued liabilities	(1,300)	184
Deferred revenue	(271)	1,080
Deferred rent	224	(149)

Net cash used in operating activities	(23,089)	(19,080)

Cash flows from investing activities:
Purchase of property and equipment	(2,495)	(1,881)
Purchases of investments	—	(998)
Proceeds from maturities of investments	—	6,525

Net cash (used in) provided by investing activities	(2,495)	3,646

Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with equity financings	13,120	—
Payment of debt modification transaction costs	(204)	(205)
Net proceeds from issuance of common stock through equity plans	294	179

Net cash provided by (used in) financing activities	13,210	(26)

Net decrease in cash and cash equivalents	(12,374)	(15,460)
Cash and cash equivalents—Beginning of period	80,310	107,922

Cash and cash equivalents—End of period	$67,936	$92,462

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except where otherwise noted)

1. Organization and Summary of Significant Accounting Policies

AcelRx Pharmaceuticals, Inc., or the Company or AcelRx, was incorporated in Delaware on July 13, 2005 as SuRx, Inc., and in January 2006, the Company changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in Redwood City, California.

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. AcelRx’s two product candidates, DSUVIA™ (known as ARX-04 outside of the United States), and ZALVISO®, each utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration. Subject to obtaining regulatory approvals, AcelRx anticipates developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States by itself, and potentially, in certain European Economic Area, or EEA, countries with strategic partners. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. AcelRx intends to seek regulatory approval for ZALVISO in the United States and, if successful, potentially promote ZALVISO either by itself or with strategic partners.

DSUVIA

DSUVIA, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. DSUVIA was initially developed at the request of the U.S. Department of Defense as a replacement for injections of morphine on the battlefield. In addition to the military application, AcelRx is developing DSUVIA for the treatment of patients suffering from moderate-to-severe acute pain in multiple settings, such as emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based or hospital-based procedures; patients being treated and transported by paramedics. The Company completed the Phase 3 clinical program for DSUVIA and in February 2017 a New Drug Application, or NDA, was accepted for filing by the U.S. Food and Drug Administration, or FDA, for DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional in medically supervised settings. On October 12, 2017, the Company received a Complete Response Letter, or CRL, from the FDA regarding its NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, while the safety database was suitable in number of patients, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed labelling. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use to address use-related errors, including dropped tablets, which changes would need to be validated through a Human Factors study. AcelRx has requested a Type A post-action meeting with the FDA to discuss the topics covered in the CRL and expects to confirm plans to move towards resubmission of the DSUVIA NDA. In March 2017, the European Medicines Agency, or EMA, notified the Company that the ARX-04 (sufentanil sublingual tablet, 30 mcg) Marketing Authorisation Application, or MAA, has passed validation, and that the scientific review of the MAA is underway. The MAA for ARX-04 was filed for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting. AcelRx expects an opinion on the MAA from the Committee for Medicinal Products for Human Use, or CHMP, in the first half of 2018.

ZALVISO

ZALVISO delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia, or PCA, system. ZALVISO is approved in the EEA, Norway, Iceland and Liechtenstein and is in late-stage development in the U.S. The Company had initially submitted to the FDA an NDA seeking approval for ZALVISO in September 2013 but received a CRL on July 25, 2014. Subsequently, the FDA requested an additional clinical study, IAP312, designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. In the IAP312 study, for which top-line results were announced in August 2017, ZALVISO met safety, satisfaction and device usability expectations. These results will supplement the three Phase 3 trials already completed in the ZALVISO NDA resubmission. The Company remains on track for the resubmission of the NDA for ZALVISO by the end of 2017 and intends to resubmit the ZALVISO NDA after the Type A post-action meeting with the FDA regarding the DSUVIA CRL.

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

Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, Belgium, Netherlands, Italy, the UK, Spain, Portugal and Austria, and is expected to be commercially launched in 2017 in Ireland. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2017.

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

Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet as of December 31, 2016, was derived from the Company’s audited financial statements as of December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2016. During the nine months ended September 30, 2017, there have been no significant changes to the Company’s significant accounting policies from those previously disclosed in its Annual Report on Form 10-K.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company has not yet selected a transition date, and is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

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

The Company anticipates adoption of the new standard effective January 1, 2018 under the modified retrospective transition method. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete, and the Company is currently analyzing the potential impacts to the condensed consolidated financial statements and related disclosures, including the areas of variable consideration and new disclosure requirements. While the Company is still in the process of its evaluation of its contract with the U.S. Department of Defense and the Amended Agreements with its collaboration partner Grünenthal, the Company currently believes that the impact of adoption of the new standard to its financial statements will not be material. As the Company completes its evaluation of the new standard, new information may arise that could change the Company’s understanding of the impact to its financial statements. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions, and will expand its analysis to include any new revenue arrangements initiated prior to adoption.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$37,313	$—	$—	$37,313
U.S. government agency securities	30,623	—	—	30,623

Total cash and cash equivalents	67,936	—	—	67,936

Total cash, cash equivalents and investments	$67,936	$—	$—	$67,936

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$49,833	$—	$—	$49,833
U.S. government agency securities	30,474	3	—	30,477

Total cash and cash equivalents	80,307	3	—	80,310

Total cash, cash equivalents and investments	$80,307	$3	$—	$80,310

As of September 30, 2017 and December 31, 2016, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at September 30, 2017 or December 31, 2016. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and nine months ended September 30, 2017 and 2016.

As of September 30, 2017 and December 31, 2016, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level II assets and Level III liabilities. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of September 30, 2017 and December 31, 2016, the Company held, in addition to Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., collectively referred to as the Lenders, which amended and restated the Loan and Security Agreement dated as of June 29, 2011, which was classified as a Level III liability. On March 2, 2017, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. The Amended Loan Agreement amends and restates the Original Loan Agreement. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate.

As of September 30, 2017 and December 31, 2016, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 8 “Warrants.” The PIPE warrants are considered a liability and are valued using the Black-Scholes option-pricing model, the inputs for which include exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs can have a significant impact to the estimated fair value of the PIPE warrants. The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2017
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,623	$—	$30,623	$—

Total assets measured at fair value	$30,623	$—	$30,623	$—

Liabilities
PIPE warrants	$640	—	—	$640
Contingent put option liability	207	—	—	207

Total liabilities measured at fair value	$847	$—	$—	$847

	As of December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,477	$—	$30,477	$—

Total assets measured at fair value	$30,477	$—	$30,477	$—

Liabilities
PIPE warrants	$288	—	—	$288
Contingent put option liability	124	—	—	124

Total liabilities measured at fair value	$412	$—	$—	$412

The following table sets forth the assumptions used in the Black-Scholes option-pricing model to estimate the fair value of the PIPE warrants as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017	As of December 31, 2016
Market Price	$4.60	$2.60
Exercise Price	$3.40	$3.40
Risk-free interest rate	1.01%	0.85%
Expected volatility	57.0%	81.0%
Expected life (in years)	0.17	0.92
Expected dividend yield	0.0%	0.0%

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Fair value—beginning of period	$288	$412
Change in fair value of PIPE warrants	612	352
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	(53)	83

Fair value—end of period	$847	$847

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Fair value—beginning of period	$605	$1,179
Change in fair value of PIPE warrants	392	(81)
Change in fair value of contingent put option associated with Original Loan Agreement with Hercules	10	(91)

Fair value—end of period	$1,007	$1,007

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	Balance as of
	September 30, 2017	December 31, 2016
Raw materials	$812	$1,126
Work-in-process	157	296
Finished goods	—	732
Total	$969	$2,154

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. During the nine months ended September 30, 2017, the Company recorded an inventory impairment charge of $0.4 million, primarily for ZALVISO raw materials inventory on hand, plus related purchase commitments.

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

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development performed under the DoD Contract, recorded as contract and other revenue in the condensed consolidated statements of comprehensive loss, was $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively, and $1.8 million and $6.2 million for the three and nine months ended September 30, 2016, respectively.

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

Below is a summary of revenue recognized under the Amended Agreements during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product sales	$1,110	$1,369	$6,024	$4,329
Joint steering committee, research and development services and demonstration devices	11	189	255	336
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	78	3	124	3
Royalty revenue	26	1	41	1
Total	$1,225	$1,562	$6,444	$4,669

As of September 30, 2017, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.6 million, respectively.

6. Long-Term Debt

Amended and Restated Loan and Security Agreement

In June 2011, AcelRx entered into the Loan and Security Agreement, with the Lenders, under which AcelRx borrowed $20.0 million in two tranches of $10.0 million each, represented by secured term promissory notes. The Company’s obligations associated with the agreement are secured by a security interest in substantially all of its assets, other than its intellectual property and those assets sold under the Royalty Monetization.

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

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement with the Lenders, or the Original Loan Agreement, under which the Company was provided the ability to borrow up to $40.0 million in three tranches. The loans were represented by secured term promissory notes, collectively, the 2013 Notes. The Original Loan Agreement amended and restated the prior Loan and Security Agreement between the Company and the Lenders dated as of June 29, 2011. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the prior Loan and Security Agreement with the Lenders. The Company recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014. In connection with the Original Loan Agreement, the Company issued to the Lenders warrants exercisable for an aggregate of 176,730 shares of common stock at an exercise price of $6.79 per share.

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

On March 2, 2017, the Company amended and restated the Original Loan Agreement with the Lenders, which is referred to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, the Company borrowed the first tranche of approximately $20.5 million upon closing of the transaction on March 2, 2017, which is represented by secured term promissory notes, or the Notes. The Company used all of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement (including a final payment of $1.7 million on the earliest of (i) October 1, 2017, (ii) prepayment in full of the loans, other than by a refinancing with Hercules or (iii) the date on which the loans under the Amended Loan Agreement become due and payable). A second tranche, of up to $10.0 million, could be made upon the Lender’s investment committee approval and approval of the DSUVIA NDA by the FDA prior to December 31, 2017. The interest rate is calculated at a rate equal to the greater of either (i) 9.55% plus the prime rate as reported from time to time in The Wall Street Journal minus 3.50%, and (ii) 9.55%. Payments under the Amended Loan Agreement are interest-only until October 1, 2017 (which will be extended until April 1, 2018 if the Company shall have received at least $40.0 million in net proceeds from out-licensing, commercial partnering relating to DSUVIA and ZALVISO, or from the issuance and sale of new equity, or a combination thereof, after March 2, 2017 and on or before December 31, 2017, or the Liquidity Milestone) followed by equal monthly payments of principal and interest through the scheduled maturity date on March 1, 2020 (which would be extended until September 1, 2020 if the Company achieves the Liquidity Milestone) as applicable, or the Maturity Date. A final payment equal to 6.5% of the aggregate principal amount of loans funded under the Amended Loan Agreement, or End of Term Fee, or EOT Fee, will be due on the earliest of (i) the maturity date, (ii) prepayment in full of the loans (other than by a refinancing with Hercules) or (iii) the date on which the loans under the Amended Loan Agreement become due and payable. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges. This option is considered a contingent put option liability, as the holder of the loan has the ability to exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the Original Loan Agreement entered into on December 16, 2013 was considered an extinguishment, the contingent put option liability associated with the prior Loan and Security Agreement, which had an estimated fair value of $32 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of September 30, 2017, the estimated fair value of the contingent put option liability was $0.2 million under the Amended Loan Agreement and as of December 31, 2016, the estimated fair value of the contingent put option liability was $0.1 million under the Original Loan Agreement. The estimated fair values were determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability related to the Amended Loan Agreement will be revalued at the end of each reporting period and any change in the fair value will be recognized in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss.

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

The accrued balance due under the Amended Loan Agreement was $22.4 million at September 30, 2017 and the accrued balance due under the Original Loan Agreement was $21.5 million at December 31, 2016, each of which includes the accrual portion of the EOT Fee and the $1.7 million final payment made on October 1, 2017, as applicable. Interest expense related to the Amended Loan Agreement was $0.9 million, $0.4 million of which represented amortization of the debt discount, for the three months ended September 30, 2017 and $2.6 million, $1.1 million of which represented amortization of the debt discount, for the nine months ended September 30, 2017. Interest expense related to the Original Loan Agreement was $0.7 million, $0.2 million of which represented amortization of the debt discount, for the three months ended September 30, 2016, and $2.1 million, $0.7 million of which represented amortization of the debt discount, for the nine months ended September 30, 2016.

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

The following table shows the activity within the liability account during the nine months ended September 30, 2017 (in thousands):

	Nine months ended September 30, 2017	Period from inception to September 30, 2017
Liability related to sale of future royalties — beginning balance	$72,987	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(89)	(96)
Non-cash interest expense recognized	7,935	19,745

Liability related to sale of future royalties as of September 30, 2017	80,833	80,833
Less: current portion	(471)	(471)
Liability related to sale of future royalties — net of current portion	$80,362	$80,362

Estimated non-cash royalty revenue of $35 recognized in the third quarter of 2017 has not yet been remitted to PDL and therefore is not included in the table above.

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

8. Warrants

Hercules Warrants

In connection with the Original Loan Agreement, executed in December 2013, the Company issued warrants to the Lenders which were exercisable for an aggregate of 176,730 shares of common stock with an exercise price of $6.79 per share, or the Warrants. In connection with Amendment No. 2 to the Original Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders from the exercise price of $6.79 per share to $3.88 per share, or the First Warrant Amendments. In connection with Amendment No. 3 to the Original Loan Agreement, the Company further reduced the exercise price of the warrants already held by the Lenders to $3.07 per share, or the Second Warrant Amendments. Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants. The Company estimated the fair value of these Warrants as of the issuance date to be $1.1 million, which was used in the estimating the fair value of the amended debt instrument and was recorded as equity. The Company estimated the fair value of the warrants after modification by the First Warrant Amendments, as of the issuance date to be $0.1 million, which was used in estimating the fair value of the amended debt instrument in September 2015 and was recorded as equity. The Company estimated the fair value of the warrants after modification by the Second Warrant Amendments, as of the issuance date to be $45, and which was used in estimating the fair value of the amended debt instrument in September 2016 and was recorded as equity.

As of September 30, 2017, the Lenders’ warrants had not been exercised. These warrants expire on December 15, 2018.

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. As of September 30, 2017, the fair value of the PIPE warrants was estimated to be $0.6 million. The change in fair value during the three months ended September 30, 2017 and 2016, which was recorded as other expense, was $0.6 million, and $0.4 million, respectively. The change in fair value for the nine months ended September 30, 2017, which was recorded as other expense was $0.3 million, and the change in fair value for the nine months ended September 30, 2016, which was recorded as other income was $0.1 million.

As of September 30, 2017, PIPE warrants to purchase 512,456 shares of common stock had not been exercised and were outstanding. These warrants expire on November 30, 2017.

9. Commitments and Contingencies

Operating Leases

On June 14, 2017, the Company entered into a second amendment, or the Second Lease Amendment, to that certain lease dated December 21, 2011, as amended by a first amendment, dated as of May 2, 2014, or the Existing Lease, and as amended by the Second Lease Amendment, the Lease, with Metropolitan Life Insurance Company, or the Landlord, for the Company’s current principal executive offices, approximately 26 square feet located at 301 – 351 Galveston Drive, Redwood City, California. Pursuant to the Second Lease Amendment, the term of the Existing Lease has been extended for a period of seventy-two (72) months, or the Extended Term, beginning February 1, 2018 and expiring January 31, 2024, or the Expiration Date, unless sooner terminated pursuant to the terms of the Lease.

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

10. Stockholders’ Equity

Common Stock

2016 ATM Agreement

During the three and nine months ended September 30, 2017, the Company issued and sold 4.2 million shares of common stock pursuant to the 2016 ATM Agreement, for which the Company received net proceeds of approximately $13.1 million, after deducting commissions, fees and expenses of $0.3 million.

11. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan, or ESPP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$80	$77	$243	$225
Research and development	458	560	1,442	1,746
General and administrative	480	441	1,555	1,437

Total	$1,018	$1,078	$3,240	$3,408

As of September 30, 2017, there were 2,319,048 shares available for grant, 8,552,542 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 1,041,249 shares available for grant under the ESPP.

12. Net Loss per Share of Common Stock

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

During the three and nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, the exercise price of the PIPE warrants exceeded the average of AcelRx’s closing share price during each of the periods. As a result, the PIPE warrants were anti-dilutive during the three and nine months ended September 30, 2017 and 2016, respectively. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. As the average market prices during the three and nine months ended September 30, 2017 and 2016, respectively, did not exceed the exercise price of the PIPE warrants, no such adjustments were made.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2017	2016
ESPP and stock options to purchase common stock	8,922,456	6,390,452
Convertible debt into common stock	—	553,763
Common stock warrants	689,186	692,611

13. Subsequent Event

On October 12, 2017, the Company received a CRL from the FDA regarding its NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, while the safety database was suitable in number of patients, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed labelling. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use to address use-related errors, including dropped tablets, which changes would need to be validated through a Human Factors study. AcelRx has requested a Type A post-action meeting with the FDA to discuss the topics covered in the CRL and expects to confirm plans to move towards resubmission of the DSUVIA NDA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the process and timing of anticipated future development of the Company’s product candidates, DSUVIA™ (sufentanil sublingual tablet, 30 mcg), known as ARX-04 outside the United States, and ZALVISO® (sufentanil sublingual tablet system), including FDA review of the NDA for DSUVIA; evaluation of the CRL and the Company’s plans, including scope and timing, for resubmission of the NDA for DSUVIA to the FDA; the EMA’s scientific review of the ARX-04 MAA; the DSUVIA and ARX-04 clinical trial results; the Company’s pathway forward towards gaining approval of ZALVISO in the United States, including the anticipated resubmission of the ZALVISO NDA to the FDA, the scope and timing of the resubmission for ZALVISO, and FDA review time; the status of the Amended Agreements with Grünenthal or any other future potential collaborations, including potential milestones and royalty payments under the Amended Agreements; and the therapeutic and commercial potential of the Company’s product candidates, including potential market opportunities for DSUVIA, ARX-04 and ZALVISO.

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

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. Our product candidates, DSUVIA™ (known as ARX-04 outside of the United States), and ZALVISO®, each utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. We anticipate developing a distribution capability and commercial organization to market and sell DSUVIA, if approved, in the United States by ourselves, and potentially, in certain European Economic Area, or EEA, countries with strategic partners. In geographies where we decide not to commercialize ourselves, we may seek to out-license commercialization rights. We remain on track for the resubmission of the NDA for ZALVISO by the end of 2017 and intend to resubmit the ZALVISO NDA after the Type A post-action meeting with the FDA regarding the DSUVIA CRL. If we are successful in obtaining approval of ZALVISO, we intend to potentially promote ZALVISO either by ourselves or with strategic partners.

We have chosen sufentanil as the therapeutic ingredient for our current product candidates. Opioids have been utilized for pain relief for centuries and are the standard-of-care for the treatment of moderate-to-severe acute pain. Sufentanil is available as an injectable in several markets around the world and is used by anesthesiologists for induction of sedation or as an epidural; however, the injectable formulation is not suitable for the treatment of acute pain. We have created a proprietary sublingual (under the tongue) formulation of sufentanil intended for the treatment of moderate-to-severe acute pain. The sublingual formulation retains the therapeutic value of sufentanil and novel delivery devices provide a non-invasive route of administration. Sufentanil is highly lipophilic which provides for rapid absorption in the mucosal tissue, or fatty cells, found under the tongue, and for rapid transit across the blood-brain barrier to reach the mu-opioid receptors in the brain. The sublingual route of delivery used by DSUVIA and ZALVISO provides a predictable onset of analgesia. The sublingual delivery system also eliminates the risk of intravenous, or IV, complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV infusion pump, or IV line, DSUVIA and ZALVISO may allow for ease of patient mobility.

DSUVIA™ (sufentanil sublingual tablet, 30 mcg), known as ARX-04 outside the United States

DSUVIA is a non-invasive investigational product candidate consisting of 30 mcg sufentanil tablets delivered sublingually by a healthcare professional using a disposable, pre-filled, single-dose applicator, or SDA. We are developing DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings. If approved, examples of potential patient populations and settings in which DSUVIA could be used include: emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based or hospital-based procedures; patients being treated and transported by paramedics; and for battlefield casualties. In the emergency room and in ambulatory care environments, patients often do not have immediate IV access available, or maintaining IV access may provide an impediment to rapid discharge. Oral pills and liquids generally have slow and erratic onset of analgesia. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Based on internal market research conducted to date, we believe that additional treatment options are needed that can safely and effectively treat acute trauma pain, in both civilian and military settings, and that can provide an alternative to IV-administered opioids for moderate-to-severe acute pain.

With the completion of the clinical program for DSUVIA, and the positive data obtained from all the clinical studies, we submitted an NDA under section 505(b)(2) with the FDA for DSUVIA for the treatment of adult patients experiencing moderate-to-severe acute pain in a medically supervised setting. The NDA was accepted for filing by the FDA in February 2017. The NDA contains results of the entire DSUVIA clinical program, including data from four (three Phase 3 and one Phase 2) clinical trials in which DSUVIA was assessed as a treatment for moderate-to-severe acute pain in post-operative and emergency department patients. In each of these clinical studies, patients treated with DSUVIA demonstrated mean improvements in pain intensity as early as 15-to-30 minutes after the start of dosing. Adverse events reported in the studies were typical of opioid therapy, with the most common being nausea, headache, vomiting and dizziness. In June 2017, the Company was advised that the FDA would not be holding a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee for DSUVIA, originally anticipated to be held in summer 2017. On October 12, 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, while the safety database was suitable in number of patients, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed labelling. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use to address use-related errors, including dropped tablets, which changes would need to be validated through a Human Factors study. AcelRx has requested a Type A post-action meeting with the FDA to discuss the topics covered in the CRL and expects to confirm plans to move towards resubmission of the DSUVIA NDA.

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

ZALVISO was approved for commercial sale by the European Commission in September 2015. Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, Belgium, Netherlands, Italy, the UK, Spain, Portugal and Austria, and is expected to be commercially launched in 2017 in Ireland. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of ZALVISO in the EU and EEA by Grünenthal to PDL, or the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 7 “Liability Related to Sale of Future Royalties” in the accompanying notes to the condensed consolidated financial statements. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2017.

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

Our IAP312 study was designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. In the IAP312 study, 320 hospitalized, post-operative patients used ZALVISO to self-administer 15 mcg sublingual sufentanil tablets as often as once every 20 minutes for 24-to-72 hours to manage their moderate-to-severe acute pain. Throughout the study, for which top-line results were announced in August 2017, 2.2% of patients experienced a ZALVISO device error, which was statistically less than the 5% limit specified in the study objectives. None of these device errors resulted in an over-dosing event. This 2.2% rate was lower (p < 0.001) than the 7.9% rate of device errors during patient use previously reported for the earlier version of the ZALVISO device in the Phase 3 IAP311 study. In addition, results of this study supported earlier clinical findings, with favorable tolerability and a significant majority of “good” or “excellent” ratings provided by both patients and healthcare providers when assessing the method of pain control. We intend to submit these results, together with our earlier Phase 3 studies (IAP309, IAP310 and IAP311), all of which met safety and efficacy endpoints, as part of our resubmission of the NDA for ZALVISO.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development and pre-commercialization activities and support Grünenthal’s sales of ZALVISO in the EU. As a result, we expect to continue to incur operating losses and negative cash flows. Although ZALVISO has been approved for sale in the EU, we sold the majority of the royalty rights and certain commercial sales milestones we are entitled to receive under the Grünenthal Agreements to PDL in September 2015. As we continue to pursue development of our product candidates, including regulatory review and potential commercial development, subject to FDA approval, we expect the business aspects of our company to become more complex. We plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of DSUVIA and ZALVISO in the United States. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

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

Our net loss for the three months and nine months ended September 30, 2017 was $13.0 million and $41.6 million, respectively, compared to net losses of $11.4 million and $33.5 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $288.0 million. As of September 30, 2017, we had cash and cash equivalents totaling $67.9 million compared to $80.3 million as of December 31, 2016.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2017 from those previously disclosed in our Annual Report on Form 10-K.

Results of Operations

Three and Nine Months Ended September 30, 2017 and 2016

Revenue

In September 2015, the European Commission, or EC, granted marketing approval for ZALVISO in the European Union to our commercial partner, Grünenthal. ZALVISO has been commercially launched in Germany, France, Belgium, Netherlands, Italy, the UK, Spain, Portugal and Austria, and is expected to be commercially launched in 2017 in Ireland. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of ZALVISO in 2017 will be minimal.

During the three months ended September 30, 2017, we recognized revenues of $1.5 million, including $1.2 million in collaboration agreement revenue recognized under our Amended Agreements with Grünenthal, plus $0.3 million in revenue under the DoD Contract. Revenue during the nine months ended September 30, 2017, was $7.2 million, including $6.4 million in collaboration agreement revenue recognized under our Amended Agreements with Grünenthal, plus $0.8 million in revenue under the DoD Contract.

During the three months ended September 30, 2016, we recognized revenues of $3.4 million, including $1.6 million under our Amended Agreements with Grünenthal, plus $1.8 million for services performed under the DoD Contract. Revenue during the nine months ended September 30, 2016 of $10.9 million consisted of $4.7 million recognized under our Amended Agreements with Grünenthal, plus $6.2 million in revenue for services performed under the DoD Contract.

Collaboration Agreement Revenue

Below is a summary of revenue recognized under the Amended Agreements during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product sales	$1,110	$1,369	$6,024	$4,329
Joint steering committee, research and development services and demonstration devices	11	189	255	336
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	78	3	124	3
Royalty revenue	26	1	41	1
Total	$1,225	$1,562	$6,444	$4,669

As a result of the launch of ZALVISO in Europe by our licensee, Grünenthal, we recognized $1.1 million and $6.0 million in product sales during the three and nine months ended September 30, 2017, respectively, consisting of ZALVISO devices, drug product and accessories. Product sales recognized during the three and nine months ended September 30, 2016 were $1.4 million and $4.3 million, respectively.

The first commercial sale of ZALVISO occurred in April 2016. As mentioned above, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the sales of ZALVISO in the EU by Grünenthal to PDL. As the royalty amounts are not currently reasonably estimable without the royalty reports, we recognize royalty revenue and non-cash royalty revenue on a quarterly basis.

As of September 30, 2017, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.6 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the three and nine months ended September 30, 2017, we recognized revenue of $0.3 million and $0.8 million, respectively, for services performed under the DoD Contract for DSUVIA. During the three and nine months ended September 30, 2016, we recognized revenue of $1.8 million and $6.2 million, respectively, for services performed under the DoD Contract.

Under the terms of the DoD Contract, the DoD reimburses us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses.

Cost of goods sold

Total cost of goods sold for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016
	(In thousands, except percentages)
Cost of goods sold	$2,029	$2,579	$(550)	(21)%	$9,697	$9,154	$543	6%

In October 2015, we initiated commercial production of ZALVISO for Grünenthal. Under the Amended Agreements, we will sell ZALVISO at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of ZALVISO in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of ZALVISO and the Grünenthal launch is in the early stages. If we do not receive timely approval of ZALVISO in the U.S., are unable to successfully launch ZALVISO in the U.S. or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin.

Cost of goods sold for ZALVISO delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs and impairment charges. These direct costs included in costs of goods sold totaled $1.1 million and $6.2 million in the three and nine months ended September 30, 2017, respectively, and $1.2 million and $5.0 million in the three and nine months ended September 30, 2016, respectively. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach as that used to value the inventory. During the nine months ended September 30, 2017, we recorded an inventory impairment charge of $0.4 million, primarily for ZALVISO raw materials inventory on hand, plus related purchase commitments. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Indirect costs included in costs of goods sold totaled $0.9 million and $3.4 million in the three and nine months ended September 30, 2017, respectively, and $1.3 million and $4.2 million in the three and nine months ended September 30, 2016, respectively. For the foreseeable future, we anticipate negative gross margins on ZALVISO product delivered to Grünenthal.

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We expect to incur future research and development expenditures to address the recommendations made in the CRL for DSUVIA and prepare for its resubmission. In addition, we continue to incur additional research and development expenses as we prepare the resubmission of the NDA for ZALVISO, as well as provide support for the Committee for Medicinal Products for Human Use, or CHMP’s, scientific review of the MAA for ARX-04.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
Drug Indication/Description	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016
	(In thousands, except percentages)
DSUVIA	$843	$1,315	$(472)	(36)%	$3,066	$5,835	$(2,769)	(47)%
ZALVISO	692	1,110	(418)	(38)%	5,983	2,797	3,186	114%
Overhead	2,378	2,192	186	8%	6,684	6,436	248	4%
Total research and development expenses	$3,913	$4,617	$(704)	(15)%	$15,733	$15,068	$665	4%

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on addressing the recommendations made in the CRL for DSUVIA and resubmission of the DSUVIA NDA, as well as advancing ARX-04 in the EU and preparing for the resubmission of the NDA for ZALVISO in the United States, our future research and development expenses will depend on the clinical success as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements.

The $0.7 million decrease in research and development expenses during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was mainly due to a $0.5 million decrease in DSUVIA-related spending and a $0.4 million decrease in ZALVISO-related expenses, offset by a 0.2 million increase in other research and development expenses. The $0.7 million increase in research and development expenses during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was predominantly attributable to an increase of $3.2 million in ZALVISO-related spending and a $0.2 million net increase in other research and development expenses, offset by a decrease of $2.8 million in DSUVIA-related spending. DSUVIA-related spending decreases in both the quarterly and year-to-date results were primarily due to the completion of the SAP303 and SAP302 studies in 2016. The decrease in ZALVISO-related spending in the third quarter of 2017 as compared to the prior year period was primarily due to lower development costs, while the increase in ZALVISO-related spending in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was mainly due to the IAP312 clinical study.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel engaged in administration, finance, pre-commercialization and business development activities. Other significant expenses included legal expenses related to litigation and patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses in 2017 to increase as compared to 2016 expenses, as we have been focusing our efforts on preparing for the potential commercialization of DSUVIA in the United States, and the continued development of ARX-04 in the EU and ZALVISO in the United States.

Total general and administrative expenses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016
	(In thousands, except percentages)
General and administrative expenses	$4,406	$4,145	$261	6%	$12,700	$11,519	$1,181	10%

General and administrative expenses during the three months ended September 30, 2017 increased by $0.3 million, as compared to the three months ended September 30, 2016, and increased by $1.2 million during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. In both periods the increases were primarily due to increased expenses in support of DSUVIA-related pre-commercialization activities.

Other (Expense) Income

Total other (expense) income for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016	2017	2016	$ Change 2017 vs. 2016	% Change 2017 vs. 2016
	(In thousands, except percentages)
Interest expense	$(919)	$(702)	$(217)	31%	$(2,596)	$(2,069)	$(527)	25%
Interest income and other income (expense), net	(465)	(360)	(105)	29%	(215)	300	(515)	(172)%
Non-cash interest expense on liability related to sale of future royalties	(2,768)	(2,401)	(367)	15%	(7,935)	(6,921)	(1,014)	15%
Total other (expense) income	$(4,152)	$(3,463)	$(689)	20%	$(10,746)	$(8,690)	$(2,056)	24%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense for the three and nine months ended September 30, 2017 pertains to interest on the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. Interest expense for the three and nine months ended September 30, 2016 pertains to interest on the Amended and Restated Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, the Lenders. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term loan with an additional six-month interest only period. The scheduled maturity date is now March 2020. Refer to Note 6 “Long-Term Debt” for additional information. As a result of the higher interest rate in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, the amount of interest expense incurred increased. As of September 30, 2017, the accrued balance due to Hercules was $22.4 million.

Interest income and other income (expense), net, during the three and nine months ended September 30, 2017 and 2016 consisted primarily of the change in the fair value of our warrants, or PIPE warrants, issued in connection with the private placement of our common stock, which was completed in June 2012.

The increase in non-cash interest expense on liability related to the sale of future royalties during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, is attributable to the Royalty Monetization that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur approximately $11 million in non-cash interest expense related to the Royalty Monetization in the year ended December 31, 2017.

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

As of September 30, 2017, we had cash, cash equivalents and investments totaling $67.9 million compared to $80.3 million as of December 31, 2016. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development and pre-commercialization activities and support Grünenthal’s sales of ZALVISO in the EU. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2018. While we believe we have sufficient capital to meet our operational requirements through at least the end of 2018, our expectations may change depending on a number of factors. For example, we have not yet met with the FDA to determine the scope of additional activities required to address the recommendations made in the CRL for DSUVIA. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

On June 21, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which AcelRx may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock, having an aggregate offering price of up to $40.0 million. During the nine months ended September 30, 2017, we issued and sold an aggregate of 4.2 million shares of common stock pursuant to the Sales Agreement, for which we received net proceeds of approximately $13.1 million, after deducting commissions, fees and expenses of $0.3 million.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the sales of ZALVISO in the EU by Grünenthal to PDL. As mentioned above, we received net proceeds of $61.2 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended License Agreement which include 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the EC approval of the MAA for ZALVISO, which we received in the fourth quarter of 2015. The total liability related to sale of future royalties to PDL as of September 30, 2017 was $80.8 million.

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

On March 2, 2017, the Company amended and restated the Original Loan Agreement with Hercules, which is referred to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, we borrowed the first tranche of approximately $20.5 million upon closing of the transaction on March 2, 2017, which is represented by secured term promissory notes, or the Notes. A second tranche, of up to $10.0 million, could be made upon the Lender’s investment committee approval and approval of the DSUVIA NDA by the FDA prior to December 31, 2017. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property.

Loans under the Amended Loan Agreement now mature in March 2020. In addition, if we have received at least $40.0 million in net proceeds raised from out-licensing, commercial partnering relating to DSUVIA and ZALVISO, or from the issuance and sale of new equity, or a combination thereof, after March 2, 2017 and on or before December 31, 2017, or the Liquidity Milestone, we may be able to extend the maturity date to September 2020 and extend the interest only period until April 2018. Refer to Note 6 “Long-Term Debt” for additional information.

As of September 30, 2017, the accrued balance due under the Amended Loan Agreement was $22.4 million, which includes the accrual portion of the End of Term Fee and the $1.7 million final payment made on October 1, 2017, as applicable.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(23,089)	$(19,080)
Net cash (used in) provided by investing activities	(2,495)	3,646
Net cash provided by (used in) financing activities	13,210	(26)

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

Cash used in operating activities of $23.1 million during the nine months ended September 30, 2017, reflected a net loss of $41.6 million, partially offset by aggregate non-cash charges of $14.3 million, and a net change of $4.2 million in our net operating assets and liabilities. Non-cash charges included $7.9 million in non-cash interest expense on the liability related to the royalty monetization, $3.2 million for stock-based compensation, $1.4 million in depreciation expense, $1.1 million in non-cash interest expense related to the Amended Loan Agreement, $0.4 million in inventory impairment due to excess ZALVISO inventory and $0.4 million due to the change in fair value of our PIPE warrant liability and contingent put liability. The net change in our operating assets and liabilities included a decrease in accounts receivable of $4.5 million.

Cash used in operating activities of $19.1 million during the nine months ended September 30, 2016, reflected a net loss of $33.5 million, partially offset by aggregate non-cash charges of $12.4 million, and a net change of $2.0 million in our net operating assets and liabilities. Non-cash charges included $6.9 million in non-cash interest expense on the liability related to the royalty monetization, $3.4 million for stock-based compensation, $1.5 million in depreciation expense, $0.7 million in interest expense related to the Amended Loan Agreement, and $0.2 million for the change in fair value of our PIPE warrant liability and contingent put liability. The net change in our operating assets and liabilities included a decrease in accounts receivable of $1.3 million, an increase in deferred revenue of $1.1 million, a decrease in prepaid expenses and other assets of $0.7 million, and an increase in inventories of $1.0 million.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales and maturities of our available-for-sale investments.

During the nine months ended September 30, 2017, cash used in investing activities of $2.5 million was due to purchases of property and equipment.

During the nine months ended September 30, 2016, cash provided by investing activities of $3.6 million was primarily a result of $6.5 million in proceeds from maturity of investments, offset by $1.0 million for purchases of investments and $1.9 million for purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, including under our 2016 ATM Agreement, and payments made on debt financings. During the nine months ended September 30, 2017, cash provided by financing activities of $13.2 million was primarily due to $13.1 million in net proceeds from the sale of our common stock under the 2016 ATM Agreement.

During the nine months ended September 30, 2016, cash used in financing activities was a result of the payment of debt modification transaction costs offset by stock purchases made under our 2011 Employee Stock Purchase Plan.

Operating Capital and Capital Expenditure Requirements

Our rate of cash usage may increase in the future, in particular to support our product development activities, including activities undertaken to address the recommendations made in the DSUVIA CRL and support the resubmission of the DSUVIA NDA to the FDA, the continued development of ARX-04 in the EU, ZALVISO in the United States and the potential commercialization of our product candidates, if approved, outside of the Grünenthal Territory. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of 2018. Our current operating plan includes anticipated activities required to address the recommendations in the DSUVIA CRL to support the resubmission of the DSUVIA NDA to the FDA, support for the CHMP review of the MAA for ARX-04 in the EU, resubmission of the NDA for ZALVISO, and expenditures related to our preparation for the potential commercialization of DSUVIA in the United States. These assumptions may change as a result of many factors. For example, we have not yet met with the FDA to discuss the DSUVIA CRL and refine the scope of the additional activities that may be required for resubmission of the DSUVIA NDA. In addition, although the FDA has reviewed the protocol for IAP312, the additional clinical trial for ZALVISO, the FDA may in the future require us to complete additional work prior to resubmitting or approving the NDA for ZALVISO. We remain on track for the resubmission of the NDA for ZALVISO by the end of 2017 and intend to resubmit the ZALVISO NDA after the Type A post-action meeting with the FDA regarding the DSUVIA CRL. We will continue to evaluate the work necessary to gain approval of DSUVIA and ZALVISO in the United States and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the outcome, timing and cost of regulatory resubmissions and any approvals for DSUVIA (known as ARX-04 outside the United States) and ZALVISO;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including ARX-04 in the EU;

•	expenditures related to our preparation for the potential commercialization of DSUVIA and ZALVISO;

•	future manufacturing, selling and marketing costs related to DSUVIA and ZALVISO, including our contractual obligations to Grünenthal for ZALVISO;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies, and;

•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	commercialize any products we market, including DSUVIA and ZALVISO, if approved, outside of the Grünenthal Territory;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates, and;

•	conduct research and development programs.

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

Off-Balance Sheet Arrangements

Through September 30, 2017, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of September 30, 2017, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our condensed consolidated balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on September 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of DSUVIA (known as ARX-04 outside of the United States), which may not receive regulatory approval in the United States or in Europe.*

Since our inception in 2005, we have focused primarily on development of our product candidate, ZALVISO®; however, given the delay in the potential approval of ZALVISO in the United States, we believe the importance of DSUVIA™ (known as ARX-04 outside of the United States) (sufentanil sublingual tablet, 30 mcg) to our future success has increased. In December 2016, we submitted the New Drug Application, or NDA, for DSUVIA for the treatment of patients experiencing moderate-to-severe acute pain in a medically supervised setting to the United States Food and Drug Administration, or FDA. The NDA was accepted for filing by the FDA. In June 2017, the Company was advised the FDA would not hold a joint meeting of the Anesthetic and Analgesic Drug Products Advisory Committee and the Drug Safety and Risk Management Advisory Committee for DSUVIA, which the Company originally anticipated would be held in summer 2017. On October 12, 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed labelling. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use to address use-related errors, including dropped tablets, which changes would need to be validated through a Human Factors study. AcelRx has requested a Type A post-action meeting with the FDA to discuss the topics covered in the CRL and expects to confirm plans to move towards resubmission of the DSUVIA NDA. While we plan to resubmit the NDA for DSUVIA, there is no guarantee that the information previously provided, or to be provided, to the FDA will be adequate to address the recommendations made in the DSUVIA CRL or that we will be successful in obtaining FDA approval of DSUVIA. Even after we resubmit the NDA for DSUVIA, the FDA could requires us to complete further clinical, Human Factors or other studies, which could further delay or preclude any approval of the NDA and require us to obtain significant additional funding. In addition, given that both DSUVIA and ZALVISO utilize a sublingual tablet formulation of sufentanil, it is possible that an adverse regulatory outcome for one product candidate may affect regulatory outcome for the other product candidate.

We have held various meetings with Health Authorities in Europe to discuss the submission of a Marketing Authorization Application, or MAA, for ARX-04 (sufentanil sublingual tablet, 30 mcg). In March 2017, the European Medicines Agency, or EMA, notified us that the Marketing Authorisation Application, or MAA, for ARX-04 (sufentanil sublingual tablet, 30 mcg) for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting has passed validation, and that the scientific review of the MAA is underway. We anticipate an opinion on the MAA from the Committee for Medicinal Products for Human Use, or CHMP, in the first half of 2018. We held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for ARX-04 in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had only completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We may need an additional controlled study in the emergency department with ARX-04 to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. If DSUVIA is not approved for sale in the United States or ARX-04 is not approved for sale in the EU, or if it is approved with a more limited indication, it could have a significant impact on our ability to generate cash flows from product sales or to enter into a collaboration agreement. If we are unable to receive approval to commercialize DSUVIA in the United States, we would be required to find alternative sources of capital to continue operations. If DSUVIA is not approved for sale in the United States, and we are unsuccessful in finding alternative sources of capital, it will be difficult for us to continue under our current operating plan.

Our proposed trade name of DSUVIA has been conditionally approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name DSUVIA prior to commercialization may be worthless.

Our development efforts for DSUVIA in the United States have been delayed as a result of the DSUVIA CRL from the FDA. At this time, we are uncertain as to the timeline for resubmission of the DSUVIA NDA to the FDA. As a result, our ability to commercialize and generate revenues from DSUVIA in the United States has been delayed. Any disagreement with the EMA as to the results from SAP301, SAP302, and SAP303, and therefore any additional requirements imposed by the EMA prior to approval of the MAA, as well as any delay in approval by the EMA of the ARX-04 MAA, may also negatively impact our stock price and harm our business operations. We may be unable to successfully address the recommendations made in the DSUVIA CRL and resubmit the NDA for DSUVIA. Any additional delays in obtaining, or inability to obtain, regulatory approval would further delay or prevent us from commercializing DSUVIA in the United States and ARX-04 in Europe, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for DSUVIA in the United States and ARX-04 in the EU, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the clinical and regulatory success of ZALVISO, which may not receive regulatory approval in the United States.*

ZALVISO remains an important product candidate for us. The approval of ZALVISO by the FDA is important to our investors and our current and any potential future collaboration partner. Should ZALVISO not be approved by the FDA, it may have a negative impact on our stock price and, ultimately, our ability to become profitable. The success of ZALVISO, in part, relies upon our ability to develop and receive regulatory approval of this product candidate in the United States for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Our Phase 3 program for ZALVISO initially consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for ZALVISO to the FDA in September 2013, which the FDA then accepted for filing in December 2013. On July 25, 2014, the FDA issued a CRL for our NDA for ZALVISO, or the ZALVISO CRL. The ZALVISO CRL contained requests for additional information on the ZALVISO System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of device errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the ZALVISO CRL, a clinical trial was needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of the Type C meeting with the FDA, which took place in September 2015, we submitted a protocol to the FDA for a clinical study. We completed the protocol review with the FDA and initiated this study, IAP312, in September 2016. IAP312 was a Phase 3 study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. The IAP312 study was designed to rule out a 5% device failure rate. The study design required a minimum of 315 patients. In the IAP312 study, sites proactively looked for tablets that have been dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. In the prior Phase 3 studies, based on approximately 30,000 tablets dispensed, there were 15 dropped tablets discovered from 7 out of 768 patients. With study sites proactively looking for dropped tablets, we anticipated the observed rate of inadvertent dispensing would be as high or higher in IAP312 than previously reported in the combined Phase 3 studies. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The IAP312 study evaluated all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. If the FDA includes the rate of inadvertent dispensing along with the device failures to calculate a total error rate, the resulting error rate may be unacceptable to the FDA. Further, the correspondence from the FDA suggests that we may need to modify the Risk Evaluation and Mitigation Strategies, or REMS, for ZALVISO to address dropped tablets. In the IAP312 study, 320 hospitalized, post-operative patients used ZALVISO to self-administer 15 mcg sublingual sufentanil tablets as often as once every 20 minutes for 24-to-72 hours to manage their moderate-to-severe acute pain. Throughout the study, for which top-line results were announced in August 2017, 2.2% of patients experienced a ZALVISO device error, which was statistically less than the 5% limit specified in the study objectives. None of these device errors resulted in an over-dosing event. This 2.2% rate was lower (p < 0.001) than the 7.9% rate of device errors during patient use previously reported for the earlier version of the ZALVISO device in the Phase 3 IAP311 study. In addition, results of this study supported earlier clinical findings, with favorable tolerability and a significant majority of “good” or “excellent” ratings provided by both patients and healthcare providers when assessing the method of pain control. We intend to submit these results, together with our earlier Phase 3 studies (IAP309, IAP310 and IAP311), all of which met safety and efficacy endpoints, as part of our resubmission of the NDA for ZALVISO.

There is no guarantee that the additional work we performed related to ZALVISO, including the IAP312 trial, will be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of ZALVISO in a timely fashion, if at all. For example, the FDA may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate and the resulting error rate may be unacceptable to the FDA, or the FDA may still have concerns regarding the performance of the device, inadvertent dosing (dropped tablets), or other issues. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any NDA resubmission or approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all. In addition, given that both DSUVIA and ZALVISO utilize a sublingual tablet formulation of sufentanil, it is possible that an adverse regulatory outcome for one product candidate may affect the regulatory outcome for the other product candidate.

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

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.*

We have reported positive top-line data from our three Phase 3 clinical trials for ARX-04 (known as DSUVIA in the United States), or SAP301, SAP302, and SAP303, as well as each of our four ZALVISO Phase 3 clinical trials completed to date, in addition to all of our Phase 2 clinical trials for ARX-04 and ZALVISO. However, even if we believe that the data obtained from clinical trials is positive, the FDA has, and in the future could, determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. For example, although patients treated with DSUVIA demonstrated improvements in pain intensity as early as 15-to-30 minutes after the start of dosing in our each of our clinical trials included in the NDA for DSUVIA, we received the DSUVIA CRL from the FDA on October 12, 2017 which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. AcelRx has requested a Type A post-action meeting with the FDA to discuss the topics covered in the CRL and expects to confirm plans to move towards resubmission of the DSUVIA NDA. As a result of the DSUVIA CRL, the timing of our commercialization plan for DSUVIA in the United States has been delayed. Similarly, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for ZALVISO which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the ZALVISO CRL, a clinical trial would be needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. While we believe ZALVISO met safety, satisfaction and device usability expectations in this trial, known as IAP312, there is no guarantee the FDA will agree with our interpretation of these results, or accept our planned NDA resubmission without requiring additional clinical trials of ZALVISO. If the FDA were to require any additional clinical trials for ZALVISO, our development efforts would be further delayed, which would have a material adverse effect on our business. Any such determination by the FDA would delay the timing of our commercialization plan for ZALVISO, or further development of our other product candidates, and adversely affect our business operations.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed three Phase 3 clinical trials for DSUVIA, four Phase 3 clinical trials for ZALVISO, one Phase 2 clinical trial for DSUVIA and several Phase 2 clinical trials for ZALVISO, future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, on October 12, 2017, we received the DSUVIA CRL from the FDA for the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. It is unclear at this time whether or not an additional clinical trial will be required to collect the additional data the FDA has requested in the DSUVIA CRL to assess the safety of DSUVIA dosed at the maximum amount described in the proposed labelling on at least 50 patients. AcelRx has requested a Type A post-action meeting with the FDA to discuss the topics covered in the CRL and expects to confirm plans to move towards resubmission of the DSUVIA NDA. As a result, the completion of the Phase 3 clinical program for DSUVIA has been delayed and our research and development expenses for DSUVIA will increase. Finally, we postponed the start of IAP312, originally planned for the first quarter of 2016, to September 2016. The postponement was due to a delay in the receipt and testing of final clinical supplies for this trial. As a result, the development timeline for ZALVISO was further extended.

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

We have not yet resubmitted the DSUVIA NDA. Activities that we undertake to address recommendations made in the DSUVIA CRL may be deemed insufficient by the FDA.*

On October 12, 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed labelling. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use to address use-related errors, including dropped tablets, which changes would need to be validated through a Human Factors study. AcelRx has requested a Type A post-action meeting with the FDA to discuss the topics covered in the CRL and expects to confirm plans to move towards resubmission of the DSUVIA NDA.

There is no guarantee that we will be able to successfully address the recommendations made by the FDA in the DSUVIA CRL or resubmit the DSUVIA NDA. Inability to obtain FDA regulatory approval would prevent us from commercializing DSUVIA in the United States, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development and commercialization efforts for DSUVIA in the United States, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Even if we believe that we have successfully addressed the recommendations made in the DSUVIA CRL, and we are able to resubmit the NDA, the FDA may deem the results insufficient. The FDA may provide review commentary at any time during the resubmission and review process which could adversely affect or even prevent the approval of DSUVIA, which would adversely affect our business. We may not be able to identify appropriate remediations to issues that the FDA may raise, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA.

We have not yet resubmitted the ZALVISO NDA. Activities that we have undertaken to address issues raised in the ZALVISO CRL may be deemed insufficient by the FDA.*

We completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the ZALVISO CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the ZALVISO NDA. In early September 2015, we had a Type C meeting with the FDA to discuss the FDA’s request for an additional clinical trial and our planned response to the ZALVISO CRL. In response to discussions with the FDA, we agreed to complete an additional open-label study with ZALVISO in post-operative patients, known as IAP312. We completed the protocol review for IAP312 and announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We remain on track for the resubmission of the NDA for ZALVISO by the end of 2017 and intend to resubmit the ZALVISO NDA after the Type A post-action meeting with the FDA regarding the DSUVIA CRL.

Although we believe the IAP312 study met safety, satisfaction and device usability expectations, there is no guarantee the IAP312 trial results will address the issues raised by the FDA. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing ZALVISO in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development and commercialization efforts for ZALVISO in the United States, which would have a material adverse effect on our business and could potentially cause us to cease operations.

If we are able to resubmit an NDA for ZALVISO with this new clinical data, there is no guarantee that such data will be deemed sufficient by the FDA. While we designed the protocols for bench testing and the Human Factors studies to address the issues raised in the ZALVISO CRL, and designed the protocol for the additional ZALVISO clinical trial to further address these issues, there is no guarantee the FDA will deem such protocols and results sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission.

Lastly, while we believe the results from our bench testing, Human Factors studies and the IAP312 clinical trial are positive, the FDA may hold a different opinion and deem the results insufficient. The FDA may provide review commentary at any time during the resubmission and review process which could adversely affect or even prevent the approval of ZALVISO, which would adversely affect our business. We may not be able to identify appropriate remediations to issues that the FDA may raise, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.*

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Phase 2 clinical trials we conducted with ZALVISO did generate some AEs, but no SAEs, related to the trial drug. In our Phase 3 active-comparator clinical trial (IAP309), 7% of ZALVISO-treated patients dropped out of the trial prematurely due to an AE (10% in placebo group), and we observed three serious adverse events, or SAEs, that were assessed as possibly or probably related to study drug (one in the ZALVISO group and two in the IV patient-controlled morphine group). In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310), 5% of ZALVISO-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). There were no SAEs determined to be related to study drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP311), 7% of ZALVISO-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). Two patients (one each in the ZALVISO group and placebo group) experienced an SAE considered possibly or probably related to the trial drug by the investigator. In our Phase 3 multicenter, open-label study of ZALVISO (IAP312), 2% of patients dropped out prematurely due to an AE. Five patients experienced SAEs in the IAP312 study (four in the sufentanil sublingual tablet group and one in the placebo group) considered possibly or probably related to the study drug by the investigator.

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

Additional time may be required to obtain U.S. regulatory approval for DSUVIA and ZALVISO because they are drug/device combination products.*

DSUVIA and ZALVISO are combination product candidates with both drug and device components. The FDA requires both the drug and device components of combination product candidates to be reviewed as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as DSUVIA and ZALVISO. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of both DSUVIA and ZALVISO due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA. For example, the DSUVIA CRL received from the FDA in October 12, 2017 contains requests for additional information and testing of DSUVIA to assess the safety of DSUVIA dosed at the maximum amount described in the proposed labeling in at least 50 patients. AcelRx has requested a Type A post-action meeting with the FDA to discuss the topics covered in the CRL and expects to confirm plans to move towards resubmission of the DSUVIA NDA.

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

On October 12, 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. AcelRx has requested a Type A post-action meeting with the FDA to discuss the topics covered in the CRL and expects to confirm plans to move towards resubmission of the DSUVIA NDA. The receipt of the DSUVIA CRL will further extend the completion of our Phase 3 clinical program for DSUVIA and increase our clinical trial expenses. We have held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for ARX-04 in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We may need an additional controlled study in the emergency department with ARX-04 to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. These additional comparator studies may delay commercialization and any associated future revenues from ARX-04 in these countries.

In September 2015, the European Commission, or EC, approved Grünenthal’s MAA for ZALVISO for post-operative pain; however, we cannot predict the commercial success of ZALVISO. We received the ZALVISO CRL on July 25, 2014, which contains requests for additional information on the ZALVISO System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the ZALVISO CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the ZALVISO CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. We completed the protocol review and announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We anticipate resubmitting the NDA for ZALVISO. We remain on track for the resubmission of the NDA for ZALVISO by the end of 2017 and intend to resubmit the ZALVISO NDA after the Type A post-action meeting with the FDA regarding the DSUVIA CRL.

Although the FDA provided feedback on the DSUVIA clinical program and reviewed the protocol for IAP312, and we have incorporated feedback from Health Authorities in Europe concerning the submission of the MAA for ARX-04, the FDA has, and the EMA may in the future, require us to complete additional clinical work prior to approving the NDA for DSUVIA, resubmitting the NDA for ZALVISO, or prior to the Committee for Medicinal Products for Human Use, or CHMP of the EMA adopting a positive opinion on the MAA for ARX-04. Additional delays may result if any of our product candidates is taken before an FDA advisory committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

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

Except for ZALVISO approval in Europe we may never obtain approval for, or commercialize, any other products outside of the United States, which would limit our ability to realize their full market potential.

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

Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. Our current clinical trial data may not be sufficient to support marketing approval in all territories. In addition, we lack the personnel, expertise and capabilities to gain regulatory approval of our product candidates on a global basis without a commercial partner. With ZALVISO’s approval for sale in Europe, we are substantially dependent on Grünenthal to successfully commercialize it. While Grünenthal does have products approved in international markets, we do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. Grünenthal’s experience in international markets does not guarantee compliance with regulatory requirements in those markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Legislative changes to the Affordable Care Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Earlier this month, the Trump Administration also announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the Affordable Care Act. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2017 and may continue to incur losses for the foreseeable future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of September 30, 2017, we had an accumulated deficit of $288.0 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, sale of royalty and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we work to address the recommendations made in the DSUVIA CRL and confirm plans to move towards resubmission of the DSUVIA NDA, continue our pre-commercialization activities for DSUVIA and ZALVISO, conduct research and development activities for our product candidates, including addressing issues raised by the FDA related to regulatory review of ZALVISO, and support the manufacturing and supply of ZALVISO in Europe for Grünenthal. While Grünenthal has begun commercial sales of ZALVISO in the EU, if DSUVIA (known as ARX-04 outside the United States), ZALVISO, or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

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

We are substantially dependent on our commercial partner, Grünenthal, to successfully commercialize ZALVISO in Europe.*

Under our amended agreements with Grünenthal, we have granted Grünenthal rights to commercialize ZALVISO in the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, and in September 2015, the EC approved Grünenthal’s MAA for ZALVISO for the management of acute moderate-to-severe post-operative pain in adult patients. Grünenthal has initially deployed the ZALVISO System in a limited number of hospitals in targeted countries under a pilot program, whereby the hospital will use ZALVISO in a small number of post-operative patients. Pilot programs are expected to last several months after which ZALVISO may be available for commercial sale. ZALVISO has been commercially launched in Germany, France, Belgium, Netherlands, Italy, the UK, Spain, Portugal and Austria, and is expected to be commercially launched in 2017 in Ireland.

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

We may be unable to achieve the manufacturing cost reductions required in order to accommodate the declining transfer prices under the Amended Agreements without a corresponding decrease in our gross margin.*

Under the Amended Agreements with Grünenthal, we will sell ZALVISO at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of ZALVISO in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of ZALVISO and the Grünenthal launch is in the early stages. If we do not receive timely approval of ZALVISO in the U.S., are unable to successfully launch ZALVISO in the U.S., or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices which would affect our ability to achieve net gross profit on ZALVISO product sales.

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

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities in support of our product candidates, including addressing the recommendations made in the DSUVIA CRL and resubmission of the DSUVIA NDA, the remaining development activities associated with ZALVISO, including preparation of the planned NDA resubmission, as well as support for FDA regulatory review of both the DSUVIA and ZALVISO NDA resubmissions, if/when they are resubmitted. Further development activities can be time consuming and costly. While we believe we have sufficient capital resources to continue planned operations through at least the end of 2018, we will need additional capital to pursue commercialization of any of our product candidates, including DSUVIA and ZALVISO, if approved.

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete an additional clinical trial of ZALVISO. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. We received comments from the FDA on the protocol for the study, known as IAP312, and we announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We remain on track for the resubmission of the NDA for ZALVISO by the end of 2017 and intend to resubmit the ZALVISO NDA after the Type A post-action meeting with the FDA regarding the DSUVIA CRL. The IAP312 clinical trial, and the corresponding extension of the ZALVISO development program, unexpectedly increased our capital requirements.

Clinical trials, regulatory reviews, and a potential launch of a commercial product are expensive activities. In addition, commercialization costs for DSUVIA and ZALVISO in the United States may be significantly higher than estimated. We may experience technical difficulties in our commercialization efforts or otherwise, which could substantially increase the costs of commercialization. Revenues may be lower than expected and accordingly costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. In the future, we may seek to sell additional equity or debt securities, including under the Sales Agreement with Cantor, monetize or securitize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all.

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

To fund our operations, we may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, which may impose restrictions on our business.*

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under the Sales Agreement with Cantor, which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. For example, during the three and nine months ended September 30, 2017, we issued and sold 4.2 million shares of common stock pursuant to the Sales Agreement with Cantor, for which we received net proceeds of approximately $13.1 million. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

As of September 30, 2017, we have approximately $22.4 million of debt, which includes the accrual portion of the End of Term Fee and the $1.7 million final payment made on October 1, 2017, as applicable, under our Amended Loan Agreement with Hercules. The Amended Loan Agreement has a scheduled maturity date of March 2020 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

We rely on limited sources of supply for the drug component of our product candidates and any disruption in the chain of supply may cause delay in developing and commercializing our product candidates.*

We have used two established suppliers of sufentanil citrate for our tablets. However, currently we only have one supplier qualified for our manufacture of ZALVISO. For each product candidate, only one of the two suppliers will be qualified as a vendor with the FDA and EMA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider is changing its process for manufacturing our drug. There is no guarantee that this change will not impact our commercial supply of API. This change in process will require a regulatory submission to the FDA and European Health Authority which must be approved before the new process API can be used commercially in each corresponding territory. Any alternative vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

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

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon under which Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to ZALVISO for potential sales in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. On August 22, 2017, we entered into an amendment to the Services Agreement with Patheon under which Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to DSUVIA for potential sales in United States, Canada and Mexico, and other countries. There is no guarantee that Patheon’s services will be satisfactory or that they will continue to meet the strict regulatory guidelines of the FDA or other foreign regulatory agencies. If Patheon cannot provide us with an adequate supply of sufentanil sublingual tablets, we may be required to pursue alternative sources of manufacturing capacity. Switching or adding commercial manufacturing capability can involve substantial cost and require extensive management time and focus, as well as additional regulatory filings which may result in significant delays. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired commercial timelines, thereby increasing our costs and reducing our ability to generate revenue.

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

Related to the ZALVISO device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. We have made modifications to the design of the ZALVISO device subsequent to the original submission of the ZALVISO NDA, which we plan to include as a part of any resubmitted NDA. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol in response to the ZALVISO CRL. We completed the protocol review with the FDA for the study, known as IAP312, and announced positive results from this study in August 2017, which we intend to use to support the planned NDA resubmission. We remain on track for the resubmission of the NDA for ZALVISO by the end of 2017 and intend to resubmit the ZALVISO NDA after the Type A post-action meeting with the FDA regarding the DSUVIA CRL. However, if any additional changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

We have manufactured and shipped commercial supplies of ZALVISO for delivery to Grünenthal; however, our experience is limited. We will continue to rely on contract manufacturers, component fabricators and third party service providers to produce the necessary ZALVISO devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the ZALVISO device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of DSUVIA (known as ARX-04 outside the United States) or ZALVISO devices with third-party manufacturers, or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with DSUVIA, if approved in the U.S., ZALVISO in the EU, ARX-04, if approved outside the U.S., and ZALVISO, if approved in the U.S. and any other foreign territories.

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

Additional potential competitors for ZALVISO include Cara Therapeutics, Inc., who is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Also, Trevena, Inc., or Trevana, is developing TRV130 (oliceridine), an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain where intravenous therapy is preferred, with a clinical development focus in acute post-operative pain. In February 2017, Trevena reported positive top-line results from two Phase 3 pivotal efficacy studies of oliceridine in moderate-to-severe acute pain following bunionectomy and abdominoplasty. In November 2017, Trevena announced the submission of the NDA for oliceridine. In addition, Heron Therapeutics, Inc., or Heron, is in Phase 2 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. Heron recently announced positive top-line results from its Phase 2 study of the investigational agent HTX-011 in subjects undergoing abdominoplasty. Following a planned End of Phase 2 meeting with the FDA, Heron initiated Phase 3 studies in August 2017 and anticipates filing an NDA in 2018. Recro Pharma, Inc., or Recro, is developing IV meloxicam, which is in Phase 3 clinical development for the treatment of moderate-to-severe acute pain. Recro has announced positive results from two Phase 3 clinical trials evaluating IV meloxicam for the treatment of acute postoperative pain, and in February 2017 announced that they had completed enrollment in a third Phase 3 trial. Recro filed an NDA for IV meloxicam and has announced a PDUFA date of May 26, 2018. Recro Pharma, Inc. is also developing an intranasal form of dexmedetomidine as a potential agent for the management of post-operative pain, for which it announced positive efficacy results in its Phase II clinical trial. Finally, Innocoll AG, or Innocoll, which was acquired by Gurnet Point L.P. in July 2017, is developing XARACOLL, a controlled-release resorbable implant containing bupivacaine, for which it received a Refusal to File Letter from the FDA in December 2016. In March 2017, they announced that following the receipt of formal Type A meeting minutes from the FDA, they had clarified the path towards a possible resubmission of the XARACOLL NDA by the end of 2017. Durect Corporation, or Durect, has been developing POSIMIR, formerly known as POSIDUR, a controlled-release bupivacaine product candidate utilizing Durect’s Saber technology. In October 2017, Durect announced that the Phase 3 trial known as PERSIST had failed to achieve its primary endpoint in treating patients with POSIMIR for pain after surgery.

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

As of September 30, 2017, we had 42 full-time employees. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, medical, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize DSUVIA, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. For example, with the approval of ZALVISO in the EU, we expanded our insurance coverage to include the sale of ZALVISO to our commercial partner, Grünenthal. There can be no assurance that such coverage will be adequate to protect us against any future losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of September 30, 2017, we are the owner of record of 65 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

Since our initial public offering, or IPO, in February 2011, the trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, most recently our stock price dropped by 60% on October 12, 2017, the day we announced the receipt of the DSUVIA CRL from the FDA. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•

any delay in resubmitting the NDA for ZALVISO, or addressing the recommendations made in the DSUVIA CRL and resubmitting the NDA for DSUVIA, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the ZALVISO or DSUVIA NDAs upon resubmission;

•	adverse results or delays in future clinical trials;

•	inability to obtain additional funding, including funding necessary for the planned potential commercialization and manufacturing of ZALVISO and DSUVIA in the United States;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	inability to maintain ISO 13485 certification and CE Mark approval for ZALVISO;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

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

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the nine months ended September 30, 2017 and 2016 was approximately 680,000 and 370,000 shares per day, respectively. While trading volume spiked in the third quarter of 2017 in anticipation of the DSUVIA PDUFA decision, a more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing additional equity securities, including pursuant to the Sales Agreement with Cantor, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx specific events, such as receipt of future complete response letters, negative clinical results, a negative vote or decision by the FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 3, 2017, Jane Wright-Mitchell resigned from her position as Chief Legal Officer effective as of November 13, 2017.

 Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	02/18/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	01/07/2011

10.1#	Amendment #2 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of August 4, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 9, 2017	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi M. Asadorian
Raffi M. Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)