Form 10-K
period 2017-12-31
ACELRX PHARMACEUTICALS INC
filed 2018-03-09
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§-232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§-229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the NASDAQ Global Market on that date, was approximately $75,622,608. The calculation excludes 10,207,167 shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 26, 2018, the number of outstanding shares of the registrant’s common stock was 50,899,154.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2017, are incorporated by reference into Part III of this report.

ACELRX PHARMACEUTICALS, INC.

2017 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•

our ability to successfully respond to the Complete Response Letter, or CRL, for DSUVIATM (sufentanil sublingual tablet, 30 mcg) and execute the pathway towards a resubmission of the DSUVIA New Drug Application, or NDA, in the United States;

•

our ability to obtain, without further delays, and maintain regulatory approval of DSUVIA in the United States and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

our ability to obtain, without delays, and maintain regulatory approval of the Marketing Authorization Application, or MAA, for DZUVEO in the European Union or EU, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

our ability to successfully execute the pathway towards a resubmission of the ZALVISO NDA and subsequently obtain, without further delays, and maintain regulatory approval of ZALVISO in the United States and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	the outcome of any potential FDA Advisory Committee meeting held for any of our product candidates;

•	our ability to manufacture and supply ZALVISO to Grünenthal GmbH, or Grünenthal, in accordance with their forecast and the Manufacture and Supply Agreement with Grünenthal;

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

•	our ability to manufacture and supply DSUVIA, if approved, in support of any potential U.S. commercial launch;

•	our ability to obtain adequate government or third-party payer reimbursement;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our liquidity and capital resources; and

•	our ability to obtain and maintain intellectual property protection for our product candidates.

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

 PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. Our product candidates, focused on the treatment of acute pain are, DSUVIA™ (known as DZUVEO outside of the United States), and ZALVISO®, each of which utilizes sublingual sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. We anticipate developing a distribution capability and commercial organization to market and sell DSUVIA, if approved, in the United States by ourselves, and potentially, in certain European Economic Area, or EEA, countries with strategic partners. In geographies where we decide not to commercialize ourselves, we may seek to out-license commercialization rights. We plan to resubmit the NDA for ZALVISO in the second half of 2018. If we are successful in obtaining approval of ZALVISO, we plan to potentially promote ZALVISO either by ourselves or with strategic partners.

Product Development Programs

We have chosen sufentanil as the therapeutic ingredient for our current product candidates. Opioids have been utilized for pain relief for centuries and are the standard-of-care for the treatment of moderate-to-severe acute pain. Sufentanil, a high-therapeutic index opioid, which has no active metabolites, is available as an injectable in several markets around the world and is used by anesthesiologists for induction of sedation or as an epidural; however, the injectable formulation is not suitable for the treatment of acute pain. Sufentanil has many pharmacological advantages over other opioids. Published studies demonstrate that sufentanil produces significantly less respiratory depressive effects relative to its analgesic effects compared to other opioids, including morphine and fentanyl. These third-party clinical results correlate well with preclinical trials demonstrating sufentanil’s high therapeutic index, or the ratio of the toxic dose to the therapeutic dose of a drug, used as a measure of the relative safety of the drug for a particular treatment. Accordingly, we believe that sufentanil can be developed to provide an effective and well-tolerated treatment for acute pain. The following table illustrates the difference between the therapeutic index of different opioids.

Opioid	Therapeutic Index
Meperidine	5
Methadone	12
Morphine	71
Hydromorphone	250
Fentanyl	277
Sufentanil	26,716

In addition, the pharmaceutical attributes of sufentanil, including lipid solubility and ionization, result in rapid cell membrane penetration and onset of action, which we believe make sufentanil an optimal opioid for the treatment of acute pain.

Although the analgesic efficacy and safety of sufentanil have been well established, the product’s use has been historically limited due to its short duration of action when delivered intravenously. Sublingual delivery of sufentanil avoids the high peak plasma levels and short duration of action of intravenous, or IV, administration.

We have created a proprietary sublingual (under the tongue) formulation of sufentanil intended for the treatment of moderate-to-severe acute pain. We believe our non-invasive, proprietary sublingual sufentanil tablet potentially overcomes many of the limitations of current treatment options available for moderate-to-severe acute pain. The sublingual formulation retains the therapeutic value of sufentanil and novel delivery devices provide a non-invasive route of administration. Sufentanil is highly lipophilic which provides for rapid absorption in the mucosal tissue, or fatty cells, found under the tongue, and for rapid transit across the blood-brain barrier to reach the mu-opioid receptors in the brain. The sublingual route of delivery used by DSUVIA and ZALVISO provides a predictable onset of analgesia. The sublingual delivery system also eliminates the risk of intravenous, or IV, complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV infusion pump, or IV line, DSUVIA and ZALVISO may allow for ease of patient mobility.

Summary of our Product Candidates

The following table summarizes key information about our existing product candidates.

Product Candidate	Description	Target Use	Status
DSUVIA (known as DZUVEO outside the United States)	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	CRL received October 2017. Type A meeting held with FDA on January 26, 2018, expect to resubmit NDA in Q2 2018. CHMP opinion on MAA filing anticipated in the first half of 2018.

ZALVISO	Sufentanil sublingual tablet system, 15 mcg	Moderate-to-severe acute pain in the hospital setting, administered by the patient as needed	Positive results from Phase 3 trial, IAP312, announced in August 2017. Plan to resubmit NDA H2 2018. ZALVISO is approved in the European Union where it is marketed commercially by Grünenthal.

DSUVIA™ (sufentanil sublingual tablet, 30 mcg)

None of our product candidates have been approved by the FDA, although ZALVISO has been approved in the EU. To date, we have received minimal revenue from the sale of ZALVISO in the EU.

DSUVIA is a non-invasive investigational product candidate consisting of 30 mcg sufentanil tablets delivered sublingually by a healthcare professional using a disposable, pre-filled, single-dose applicator, or SDA. We are developing DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings. If approved, examples of potential patient populations and settings in which DSUVIA could be used include: emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based or hospital-based procedures; patients being treated and transported by paramedics; and for battlefield casualties. In the emergency room and in ambulatory care environments, patients often do not have immediate IV access available, or maintaining IV access may provide an impediment to rapid discharge. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Oral pills and liquids generally have slow and erratic onset of analgesia. Based on internal market research conducted to date, we believe that additional treatment options are needed that can safely and effectively treat acute trauma pain, in both civilian and military settings, and that can provide an alternative to currently marketed oral pills and liquids, as well as IV-administered opioids, for moderate-to-severe acute pain.

The potential benefits of DSUVIA are the result of combining the following three elements:

•	sufentanil, a high therapeutic index opioid;

•	our proprietary, non-invasive sublingual dosage form; and

•	a disposable, pre-filled SDA that enables simple administration of sufentanil sublingual tablets in medically supervised settings.

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

With the completion of the clinical program for DSUVIA, and the positive data obtained from all the clinical studies, we submitted an NDA under section 505(b)(2) with the FDA for DSUVIA for the treatment of adult patients experiencing moderate-to-severe acute pain in a medically supervised setting. The NDA contained the results of the entire DSUVIA clinical program, including data from four (three Phase 3 and one Phase 2) clinical trials in which DSUVIA was assessed as a treatment for moderate-to-severe acute pain in post-operative and emergency department patients. In each of these clinical studies, patients treated with DSUVIA demonstrated mean improvements in pain intensity as early as 15-to-30 minutes after the start of dosing. Adverse events reported in the studies were typical of opioid therapy, with the most common being nausea, headache, vomiting and dizziness.

On October 12, 2017, we received a CRL from the FDA regarding the DSUVIA NDA which stated that the FDA determined it could not approve the NDA in its present form and provided recommendations for resubmission. The CRL contained two primary recommendations. First, while the safety database was suitable in number of patients, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label. Second, to ensure proper administration of the tablet with the SDA, the FDA recommended certain changes to the Directions for Use, or DFU, to address use-related errors, which changes should be validated through a Human Factors, or HF, study. We had a Type A post-action meeting with the FDA on January 26, 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. We expect to resubmit the NDA in the second quarter of 2018 after completing an HF study to validate the revised DFU.

On May 11, 2015, we entered into an award contract (referred to as the DoD Contract) supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA. Under the terms of the DoD Contract, the DoD reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The DoD Contract gives the DoD the option to extend the term and provide additional funding. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DoD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes were included within the current DoD Contract value. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; and additional stability testing. The amendment also extended the DoD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. At December 31, 2017, the additional activities as outlined under the DoD Contract through February 28, 2018 were substantially complete. On February 28, 2018, the DoD contract was amended to incorporate additional services in the amount of $0.5 million and to extend the contract period by twelve months through February 28, 2019. If DSUVIA is approved by the FDA, the DoD has the option to purchase 112,000 units of commercial product pursuant to the terms of the DoD Contract.

In March 2017, the European Medicines Agency, or EMA, notified us that the Marketing Authorisation Application, or MAA, for DZUVEO (sufentanil sublingual tablet, 30 mcg) for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting has passed validation, and that the scientific review of the MAA is underway. We anticipate an opinion on the MAA from the Committee for Medicinal Products for Human Use, or CHMP, in the first half of 2018. We held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for DZUVEO in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We may need an additional controlled study in the emergency department with DZUVEO to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries.

ZALVISO® (sufentanil sublingual tablet system)

None of our product candidates have been approved by the FDA, although ZALVISO has been approved in the EU. To date, we have received minimal revenue from the sale of ZALVISO in the EU

ZALVISO is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. ZALVISO consists of a pre-filled cartridge of 40 sufentanil sublingual tablets, 15 mcg, delivered by the ZALVISO System, a needle-free, handheld, patient-administered, pain management system. While still under development in the U.S., as discussed further below, ZALVISO is approved and marketed in the EU.

ZALVISO is a pre-programmed non-invasive system to allow hospital patients with moderate-to-severe acute pain to self-dose with sufentanil sublingual tablets, 15 mcg, to manage their pain. ZALVISO is designed to help address certain problems associated with post-operative IV patient-controlled analgesia, or PCA. ZALVISO allows patients to self-administer sufentanil sublingual tablets via a pre-programmed, secure system designed in part to eliminate the risk of healthcare provider programming errors.

The potential benefits of ZALVISO are the result of combining the following three elements:

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

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize ZALVISO, our novel sublingual PCA system, or the Product, in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, we will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. Grünenthal shall purchase from us, during the first five years after the effective date of the MSA, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. We entered into amendments to the License Agreement, effective July 17, 2015 and September 20, 2016, or the License Amendments, and together with the License Agreement, the Amended License Agreement, and entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, effective as of July 17, 2015, and together, the Amended Agreements. For additional information on the Amended Agreements, see Note 6 “Collaboration Agreement” in the accompanying notes to the Consolidated Financial Statements.

ZALVISO was approved for commercial sale by the European Commission in September 2015 and Grünenthal has begun its commercial launch of ZALVISO in the European Union. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of ZALVISO in the EU and EEA by Grünenthal to PDL, or the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2018.

We submitted an NDA for ZALVISO in September 2013, or ZALVISO NDA, and on July 25, 2014, the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA issued a CRL for the ZALVISO NDA. The CRL contained requests for additional information on the ZALVISO System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of device errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In March 2015, we received correspondence from the FDA stating that, in addition to the work we had performed to address the items in the CRL, a clinical study would be required to test the modifications to the ZALVISO device and mitigations put in place to reduce the risk of inadvertent dosing/misplaced tablets.

Our IAP312 study was designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. In the IAP312 study, 320 hospitalized, post-operative patients used ZALVISO to self-administer 15 mcg sublingual sufentanil tablets as often as once every 20 minutes for 24-to-72 hours to manage their moderate-to-severe acute pain. Throughout the study, for which top-line results were announced in August 2017, 2.2% of patients experienced a ZALVISO device error, which was statistically less than the 5% limit specified in the study objectives. None of these device errors resulted in an over-dosing event. This 2.2% rate was lower (p < 0.001) than the 7.9% rate of device errors during patient use previously reported for the earlier version of the ZALVISO device in the Phase 3 IAP311 study. In addition, results of this study supported earlier clinical findings, with favorable tolerability and a significant majority of “good” or “excellent” ratings provided by both patients and healthcare providers when assessing the method of pain control. We intend to submit these results, together with our earlier Phase 3 studies (IAP309, IAP310 and IAP311), all of which met safety and efficacy endpoints, as part of our resubmission of the NDA for ZALVISO in the second half of 2018.

Clinical Trials

DSUVIA (sufentanil sublingual tablet, 30 mcg)

Sufentanil Sublingual Tablet 30 mcg Clinical Program Included More Than 900 Patients
Study	Number of Patients[1]	Study Design	Mean # 30 mcg Doses / Study Period	Efficacy Endpoint	Efficacy
SAP202	100	Multi-center, randomized, placebo-controlled, post-operative	4.9 / 12h	SPID12: DSUVIA vs. placebo	SST 30 mcg demonstrated pain relief over placebo
SAP301	161	Multicenter, randomized, placebo-controlled, post-operative	7.0 / 24h	SPID12: DSUVIA vs. placebo	SST 30 mcg demonstrated pain relief over placebo
SAP302	76	Multicenter, open-label, Emergency Department	1.1 / 2h	Drop in pain intensity from baseline	SST 30 mcg patients had >35% drop in pain at one hour after a single dose
SAP303	140	Multicenter, open-label, post-operative	3.3 / 12h	Drop in pain intensity from baseline	SST 30 mcg patients had 57% drop in pain
Select ZALVISO® Patients[2]	427	Varied, post-operative	N/A	SPID48: SST 15 mcg vs. placebo PGA48: SST 15 mcg vs. IV PCA morphine	SST 15 mcg patients demonstrated superiority over placebo and morphine
1.	Includes placebo patients, where applicable.
2.	323 ZALVISO patients who dosed two 15-mcg tablets within 25 minutes were included in the DSUVIA safety database, balance received placebo.
3.	SPID = summed pain intensity difference over a specified number of hours (e.g. 12, 48). PGA48 = patient global assessment of method of pain control over 48 hours.

Multi-center, double-blind, placebo-controlled study (SAP301)

In September 2015, we reported that SAP301, a pivotal Phase 3 multi-center, double-blind, placebo-controlled study of DSUVIA that evaluated the efficacy and safety of DSUVIA vs. placebo for the treatment of moderate-to-severe acute pain following ambulatory abdominal surgery, met its primary and secondary endpoints. Results demonstrated that patients receiving DSUVIA administered via a disposable, pre-filled SDA experienced significantly greater pain reduction compared to placebo, as measured by the Summed Pain Intensity Difference to baseline over 12 hours, or SPID-12, (p<0.001). Adverse events related to study drug were typical of opioid therapy and were similar for patients treated with DSUVIA and placebo, the most common of which were nausea (29%) and headache (12%).

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

Multi-center, single-arm, open-label study (SAP302)

Results from the single-arm, open-label Phase 3 SAP302 trial, which assessed DSUVIA in patients who presented to the emergency room with moderate-to-severe acute pain associated with trauma or injury, were reported in August 2016. Overall, the 76 adults treated with DSUVIA in the SAP302 study experienced a mean pain intensity difference to baseline, or PID, of 2.9 from a baseline of 8.1, or 35%, on a 0 – 10 numeric rating scale at 60 minutes. In addition, DSUVIA demonstrated a predicted onset of activity in patients enrolled in SAP302. Patients reported a mean pain intensity decrease of 1.1 compared to baseline 15 minutes following first administration of DSUVIA and a decrease of 1.9 after 30 minutes.

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

The FDA also agreed to allow us to include as supporting safety information in the NDA for DSUVIA, data from 323 patients treated in the ZALVISO clinical studies who had administered two sufentanil sublingual 15 mcg tablets 20-to-25 minutes apart. We have previously completed and analyzed pharmacokinetic and modeling data, which demonstrated the equivalency of one sufentanil sublingual tablet, 30 mcg, to two sufentanil sublingual tablets, 15 mcg, taken 20-to-25 minutes apart.

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

A number of secondary endpoints were also achieved, as follows:

For the time-weighted sum of pain relief scores over the 12-hour study period, or TOTPAR12, there was a statistically significant difference in favor of the 30 mcg group over placebo (9.73 vs. 4.37 p = 0.002). Patients treated with the 30 mcg dose of sufentanil sublingual tablet showed a rapid onset of action with a statistically significant beneficial difference in pain relief (p=0.001) and pain intensity (p<0.01) seen at 30 minutes after dosing compared to placebo. Dosing averaged every 2.4 hours over the duration of the 12-hour study. In addition, patient global assessment of the 30 mcg dose at 12 hours was superior to placebo (p=0.002) with 43.6% vs. 5.0% of the patients responding good or excellent for overall pain control. The 20 mcg dose was not significantly different from placebo for either endpoint.

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

ZALVISO (sufentanil sublingual tablet system)

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

Multi-center, single-arm, open-label study (IAP312)

IAP312 was a Phase 3 study designed to evaluate the overall performance of the ZALVISO System, in response to the CRL received from the FDA for ZALVISO. Throughout the study in 320 enrolled patients, 2.2% of patients experienced a ZALVISO device error, which was statistically less than the 5% limit specified in the study objectives. Importantly, none of these device errors resulted in an over-dosing event. This 2.2% rate was lower (p < 0.001) than the 7.9% rate of device errors during patient use previously reported for the earlier version of the ZALVISO device in the Phase 3 IAP311 study.

In addition, as requested by FDA, the IAP312 study prospectively evaluated the number of inadvertently misplaced tablets which occurred during patient dosing. A small number of inadvertently misplaced tablets (less than 0.1% of total dispensed tablets) was observed in the original Phase 3 studies. However, the presence of inadvertently misplaced tablets had not been routinely assessed as part of the previous protocols. Throughout the IAP312 study, patients self-administered a total of 7,293 sufentanil tablets. Per the updated ZALVISO training instructions electronically displayed on the hand-held device, 6 patients called the nurse when they failed to properly self-administer a single tablet to allow for proper retrieval and disposal of the tablet. Also, during inspection by the nurse, which occurred every two hours per protocol, a total of 7 misplaced tablets (<0.1% of total dispensed tablets) were discovered with 6 additional patients. No patient had a repeat incidence of an inadvertently misplaced tablet following re-training on the device. This combination of patient training and nurse inspection, along with the tracking features of the ZALVISO device, could potentially address the FDA's concerns regarding drug accountability.

Finally, in this study, 86%, 89% and 100% of patients at the 24, 48 and 72-hour time points, respectively, recorded "good" or "excellent" ratings on the patient global assessment, or PGA, of the method of pain control, which measures a patient's satisfaction with their quality of analgesia. Healthcare professional global assessment, or HPGA, of the method of pain control was similarly strong, with 91%, 95% and 100% of nurses rating ZALVISO as "good" or "excellent" over each respective 24-hour period. ZALVISO was shown to be well tolerated by study participants, with nausea, hypotension and vomiting representing the most commonly reported adverse events. A total of 5 patients experienced serious adverse events, but all were considered unrelated to study drug by investigators.

The Market Opportunity for DSUVIA and ZALVISO

Unmet Medical Need

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

While IV opioids are currently employed to control moderate-to-severe acute pain in many of these settings, the use of IV opioids suffers from the following:

•	infection risk associated with the invasive nature of IV delivery;

•	consumption of hospital resources including an IV pump, a bed where the patient can be monitored, and nurse time; and

•	possible impairment of a patient’s cognitive abilities, which can make it difficult to provide accurate medical history to physicians during evaluation.

We believe healthcare providers and hospital administrators caring for patients in moderate-to-severe acute pain in the aforementioned medically supervised settings could significantly benefit from the following items:

•	non-invasively delivered analgesic that utilizes fewer hospital resources, thereby incurring less cost;

•	effective and rapid-acting pain relief with sufficient duration of effect allowing efficient treatment while assuring patient satisfaction;

•	pain relief that does not sacrifice cognitive function; and/or

•	infection risks due to invasive routes of delivery, such as IV.

In our clinical studies, sublingual sufentanil has demonstrated the following attributes:

•	ease of administration;

•	pain reduction (as much as 3-points on a validated 10-point scale) beginning as early as 15-to-30 minutes after administration;

•	maintenance of cognitive function;

•	adverse event types similar to IV opioids, such as nausea, headache, vomiting and dizziness; and

•	lower percentage of patients with decreased oxygen saturation events compared to IV-PCA morphine.

We believe that sublingual sufentanil provides a safety, efficacy and tolerability profile enabling our product candidates to potentially replace IV opioid use in patients with moderate-to-severe acute pain in the proposed medically-supervised settings. This may be especially true for DSUVIA in the emergency medical settings in the United States, where the number of emergency departments is decreasing, resulting in an increased focus on resource management to treat a growing number of patients in an efficient manner.

United States Market

According to commissioned research in 2016, we estimate that there are currently 91.9 million patients who are treated in various medically supervised settings for their moderate-to-severe acute pain which is significant enough to warrant the use of an opioid. We believe these patients may be eligible for treatment with DSUVIA, and in some cases ZALVISO, if approved in the United States. The target patient population for DSUVIA are those patients in the hospital or other medically supervised setting for less than 24 hours. The target patient population for ZALVISO are patients in a hospital setting for greater than 24 hours. Our current estimate of patients in moderate-to-severe acute pain in medically supervised settings, by setting, is as follows:

Emergency services (includes pre-hospital and Emergency Department treatment)	51.5 million
Outpatient surgery	10.7 million
Hospital/surgery center/office-based procedures	20.1 million
Inpatient surgery/inpatient conditions	9.6 million

The market for ZALVISO, given the target patients in a hospital setting for greater than 24 hours, is the 9.6 million inpatient surgeries and inpatient conditions above. There can be no assurance that our estimates regarding the number of patients treated in the various settings will be accurate.

European Market

According to recent EU5 (France, Germany, Italy, Spain, and the United Kingdom) national health statistics, 142 million patients are represented across the DZUVEO target segments annually. Each year, there are an estimated 110 million emergency attendances and 32 million surgical procedures performed each year. It is anticipated that there are 51 million patients in emergency medicine with moderate-to-severe acute pain and 16 million with moderate-to-severe acute pain following surgery each year.

Our Strategy

DSUVIA

Our specific strategy with respect to DSUVIA is to:

•	resubmit the DSUVIA NDA and then seek regulatory approval in the United States;

•	further expand our relationship with our contract manufacturing organizations, or CMOs, for the manufacture and packaging of DSUVIA;

•	build a targeted sales force focused on the emergency room and hospitals in the United States to promote DSUVIA; and

•	supply the DoD and other military organizations as requested and appropriate.

DZUVEO

Our specific strategy with respect to DZUVEO (in territories outside of the United States) is to:

•	seek regulatory approval in the EEA; and

•	seek commercial partnerships for DZUVEO in countries outside of the United States.

ZALVISO

Our specific strategy with respect to ZALVISO is to:

•	continue to collaborate with Grünenthal to continue to support the launch of ZALVISO in their licensed territories;

•	continue to strengthen our commercial relationships for the manufacturing of the components and assembly of the ZALVISO System; and

•	resubmit the ZALVISO NDA and then seek regulatory approval in the United States and, if successful, potentially promote ZALVISO as a follow-on product to DSUVIA or seek a commercial partnership.

Sales and Marketing

We anticipate developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States. In geographies where we decide not to commercialize ourselves, we would seek to out-license commercialization rights. In executing our strategy, our goal is to have significant control over the development process and commercial execution for DSUVIA, while retaining meaningful economics.

We plan to build commercial capability progressively to support introduction of DSUVIA to the United States market as we move toward potential NDA approval. We foresee two stages of commercial execution to support successful introduction of DSUVIA in the United States:

First, prior to FDA approval of DSUVIA, we plan to:

•

create and deploy a focused scientific support team to gather a detailed understanding of individual emergency room, and hospital needs in order to be prepared to present DSUVIA effectively at the time of commercial launch;

•	increase awareness of the clinical profile of sublingual administration of sufentanil through publication of our clinical data;

•

engage appropriate Advisory Boards that include representative emergency room physicians, anesthesiologists, surgeons, nurses, pharmacy and therapeutics, or P&T, committee members and other related experts to provide us with input on appropriate commercial positioning for DSUVIA for each of these key audiences;

•	complete planning to build a sales and marketing organization that can define appropriate segmentation and positioning strategies and tactics for DSUVIA; and

•	gather relevant clinical and health economic data identifying the limitations of IV opioids and other relevant treatments for moderate-to-severe acute pain in use today.

Second, assuming FDA approval, we plan to:

•	establish DSUVIA on hospital and ambulatory surgery center formularies through deployment of an experienced team to explain the clinical and health economic attributes of DSUVIA;

•

create and progressively deploy a high-quality, customer-focused and experienced sales organization dedicated to bringing innovative, highly valued healthcare solutions to patients, payers and healthcare providers, including progressively building a targeted sales force of approximately 65 people in the United States;

•	conduct post-approval clinical trials for DSUVIA;

•	undertake efforts to establish DSUVIA as a suitable choice for moderate-to-severe acute pain in medically supervised settings; and

•	expand the market through deployment of DSUVIA into other suitable medically supervised settings outside of the hospital and ambulatory surgery centers.

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

As of December 31, 2017, we are the owner of record of 22 issued U.S. patents, which together provide coverage for sufentanil sublingual tablets, and the device components of ZALVISO and the DSUVIA. These patents provide coverage through at least 2027. We also hold six issued European patents, each valid in at least eight countries in Europe. In addition, we own seven patents in Japan, seven in China and seven in Korea, and a number of other international patents which provide coverage through at least 2027. We are also pursuing a number of U.S. and foreign patent applications. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and medical technology companies. We believe the key competitive factors that will affect the development and commercial success of our product candidates are the safety, efficacy and tolerability profile, the patient and healthcare professional satisfaction with using our product candidates in relation to available alternatives and the reliability, convenience of dosing, price and reimbursement of our product candidates. Over the past year, we have monitored changes in the pharmaceutical industry in response to opioid use in the United States. Pharmaceutical companies engaged in the distribution and sale of opioids, in particular for the treatment of chronic pain, are refocusing their efforts in order to support responsible opioid use. For example, Purdue Pharma recently announced that they will no longer be using their field sales organization to promote their opioid products; rather, requests for information will be directed to their medical affairs department. While our product candidates are designed for the treatment of moderate to severe acute pain for use in medically supervised settings, rather than for the treatment of chronic pain or for outpatient use, these industry changes could impact the development and commercial success of DSUVIA or ZALVISO, if approved in the United States.

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

Potential Competition for DSUVIA

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. DSUVIA does not require placement of an IV line and therefore direct competitors in the emergency department are other non-invasive, rapid-acting analgesics. In this environment, DSUVIA may compete with Egalet Corporation’s SPRIX (intranasal ketorolac). Transmucosal fentanyl products, such as ACTIQ or FENTORA (Cephalon, Inc., a subsidiary of Teva Pharmaceutical Products Ltd.), are approved for opioid-tolerant patients suffering from cancer pain and therefore are not a competitor for DSUVIA. Orally administered tablets or liquids containing oxycodone or hydrocodone often have slower absorption and slower analgesic onset than transmucosal opioids. Examples of oral opioids include, Acura Pharmaceuticals, Inc.’s OXAYDO, (marketed by Egalet Corporation), Collegium Pharmaceuticals, Inc.’s NUCYNTA, and Purdue Pharma, L.P.’s OXYFAST, or generic oral opioids which have moderate-to-severe acute pain labeling.

Often used in combination with opioids are generic injectable local anesthetics such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Heron Therapeutics, Inc. is in Phase 3 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. These products may reduce the amount of opioids required to achieve adequate pain control but usually do not obviate the need for opioids completely. Similarly, there are many IV formulations of non-steroidal anti-inflammatory drugs (NSAIDS) for treatment of acute pain, such as generic IV ketorolac, Pfizer’s DYLOJECT, Cumberland Pharmaceuticals Inc.’s CALDOLOR and recently Recro Pharma, Inc. submitted an NDA for IV meloxicam for the treatment of moderate-to-severe acute pain. These products are all invasively administered via an IV and, as a result, we do not believe they are direct competitors to the non-invasive DSUVIA.

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

We believe that ZALVISO would compete with a number of opioid-based and non-opioid based treatment options that are currently available, as well as some products that are in development. The hospital market for opioids for moderate-to-severe acute pain is large and competitive. The primary competition for ZALVISO is the IV PCA pump, which is widely used in the moderate-to-severe acute pain in the hospital setting. Leading manufacturers of IV PCA pumps include Hospira, Inc. (sold by Pfizer, Inc. to ICU Medical), CareFusion Corporation (purchased by Becton, Dickinson and Company), Baxter International, Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat moderate-to-severe acute pain are morphine, hydromorphone and fentanyl, all of which are available as generics both from generic product manufacturers as well as from compounding pharmacies. In addition, branded manufacturers (e.g., Hospira, Inc.) sell pre-filled glass syringes of morphine to fit their IV PCA pump systems. These systems, however, are invasive and require programming, which can lead to dosing errors, and therefore, while they are commonly used, we do not believe they are direct competitors for ZALVISO. Also available on the market is the Avancen Medication on Demand, or MOD, an oral PCA device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. Oral opioids tend to have slower onset than transmucosal opioids, such as ZALVISO. The Medicine Company’s IONSYS is a non-invasive transdermal opioid PCA that could potentially compete with ZALVISO; however, a worldwide recall of the product was announced due to a commercial refocusing of the company.

Additional potential opioid competitors for ZALVISO include Cara Therapeutics, Inc., who is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Also, Trevena, Inc., has submitted an NDA for IV oliceridine, an intravenous G protein biased ligand that targets the mu opioid receptor for the treatment of moderate-to-severe acute pain with a clinical development focus in acute post-operative pain. Both of these product candidates are invasive and, therefore, we do not believe they are direct competition to the non-invasive ZALVISO.

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

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon Pharmaceuticals, Inc., or Patheon, relating to the manufacture of sufentanil sublingual tablets for use with the ZALVISO device. Under the terms of the Services Agreement, Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to ZALVISO for sale in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. On August 22, 2017, we amended the Services Agreement with Patheon effective as of August 4, 2017, or the Amended Services Agreement, to include the manufacture of sufentanil sublingual tablets for use with DSUVIA. Under the terms of the MSA, Patheon will manufacture, supply, and provide certain validation and stability services for DSUVIA intended for marketing and sale in the United States, Canada and Mexico, and their respective territories, the European Union, Switzerland, Liechtenstein, Norway, Iceland and Australia. The term of the Amended Services Agreement has been extended until December 31, 2019, and automatically renews thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice. In addition, we entered into a related Amended and Restated Capital Expenditure and Equipment Agreement, or the Amended Capital Agreement, related to clinical and commercial production of our product candidates. Under the terms of the Amended Capital Agreement, we have made, and may make certain future modifications to Patheon’s Cincinnati facility.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its’ implementing regulations. The process of obtaining regulatory approvals and complying with applicable laws and regulations requires the expenditure of substantial time and financial resources. Failure to comply at any time during the product development and approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug product may be marketed in the United States generally involves the following:

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

•	submission to the FDA of an NDA for a new drug product;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product and the drug substance(s) are produced to assess compliance with cGMP;

•	payment of application, annual program fees; and

•	FDA review and approval of the NDA.

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

Our product candidates, DSUVIA, and ZALVISO, are regulated under IND applications for clinical development and all device related information is filed under the Chemistry, Manufacturing and Controls Section, or CMC, of an IND.

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

Post-Approval Requirements

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated clinical safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. Phase 4 clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication or when otherwise requested by the FDA in the form of post marketing requirements or commitments. Failure to promptly conduct any required Phase 4 clinical trials could result in withdrawal of NDA approval. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drug products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drug products must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

In December 2015, the Committee for Medicinal Products for Human Use, or CHMP, at the European Medicines Agency, or EMA, confirmed that an MAA for DZUVEO may be submitted in the EU under the EMA’s centralized procedure. This regulatory procedure, reserved for novel products, biotechnology products and new chemical entities, allows for commercialization across 31 EU and EFTA countries based on approval by EMA. We have submitted the DZUVEO MAA and anticipate a CHMP opinion in the first half of 2018.

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

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act or PPACA, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within the European Union and between countries in the European Union and countries outside of the European Union, including the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, our sales of any approved products will depend in part on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by third-party payers. These third-party payers are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare product candidates. Third-party payers and hospitals may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming, costly and sometimes unpredictable process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer and hospital separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. We cannot be certain that our products and our product candidates will be considered cost-effective. Because coverage and reimbursement determinations are made on a payer-by-payer basis, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer. If we are unable to obtain coverage of, and adequate reimbursement and payment levels for, our product candidates from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition and future success. Third-party payers, government healthcare programs, wholesalers, group purchasing organizations, and hospitals frequently require that pharmaceutical companies negotiate agreements that provide discounts or rebates from list prices. We expect increasing pressure to offer larger discounts or discounts to a greater number of these organizations to maintain acceptable reimbursement levels for and access to our products. Net prices for drugs may be reduced by these mandatory discounts or rebates required by government healthcare programs, private payers, wholesalers, group purchasing organizations, hospitals, and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations.

There have been, and there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize our products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Affordable Care Act, intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions.

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

Legislative changes to the Affordable Care Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Currently, Congress has considered legislation that would repeal, or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may still consider other legislation to repeal and replace elements of the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Reimbursement and Health Reform

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate that receives regulatory approval. In the United States and markets in other countries, sales of our product candidates, if approved for commercial sale, will depend, in part, on the extent to which third-party payers provide coverage and establish adequate reimbursement levels for product candidates.

In the United States, third-party payers include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payers may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective.

Moreover, the process for determining whether a third-party payer will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payeor will pay for the drug product. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a drug product does not assure that other payers will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to maintain price levels sufficient to realize an appropriate return on our investment.

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

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

PPACA has the potential to substantially change health care financing and delivery by both governmental and private insurers, and may also increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and will stay in effect through 2027 unless Congressional action is taken. The American Tax Payer Relief Act further reduced Medicare payments to several providers, including hospitals.

Moreover, the DSCSA imposes additional obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. AcelRx is engaging CMOs and solution providers in serialization to implement the requirements of the DSCSA on our products. The acceptability of the approach that AcelRx is implementing will be ultimately subject to review by the FDA.

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

Research and Development

Conducting research and development is central to our business model. We have invested and expect to continue to invest significant time and capital in our research and development operations. Our research and development expenses were $19.4 million, $21.4 million and $22.5 million during the years ended December 31, 2017, 2016 and 2015, respectively. We plan to incur significant expenditures for the foreseeable future to address the recommendations made in the CRL for DSUVIA and prepare for the NDA resubmission, a likely FDA Advisory Committee meeting, and the required pediatric studies after approval. In addition, we continue to incur additional research and development expenses as we prepare the resubmission of the NDA for ZALVISO in the second half of 2018, as well as provide support for the Committee for Medicinal Products for Human Use, or CHMP’s, scientific review of the MAA for DZUVEO.

Employees

As of December 31, 2017, we employed 41 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of DSUVIA (known as DZUVEO outside of the United States), which may not receive regulatory approval in the United States or in Europe.

We believe the importance of DSUVIA™ (sufentanil sublingual tablet, 30 mcg) is critical to our future success. In December 2016, we submitted the New Drug Application, or NDA, for DSUVIA for the treatment of patients experiencing moderate-to-severe acute pain in a medically supervised setting to the United States Food and Drug Administration, or FDA. The NDA was accepted for filing by the FDA. On October 12, 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use (DFU) to address use-related errors, which changes should be validated through a Human Factors (HF) study. We held a Type A post-action meeting with the FDA on January 26, 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. We expect to resubmit the DSUVIA NDA in the second quarter of 2018 after completing an HF study to validate the revised DFU. While we plan to resubmit the NDA for DSUVIA, there is no guarantee that the information previously provided, or to be provided, to the FDA will be adequate to address the recommendations made in the DSUVIA CRL or that we will be successful in obtaining FDA approval of DSUVIA. Even after we resubmit the DSUVIA NDA, the FDA could require us to complete further clinical, Human Factors or other studies, which could further delay or preclude any approval of the NDA and require us to obtain significant additional funding. In addition, given that both DSUVIA and ZALVISO utilize a sublingual tablet formulation of sufentanil, it is possible that an adverse regulatory outcome for one product candidate may affect regulatory outcome for the other product candidate.

We have held various meetings with Health Authorities in Europe to discuss the submission of a Marketing Authorization Application, or MAA, for DZUVEO (sufentanil sublingual tablet, 30 mcg). In March 2017, the European Medicines Agency, or EMA, notified us that the MAA for DZUVEO for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting has passed validation, and that the scientific review of the MAA is underway. We anticipate an opinion on the MAA from the Committee for Medicinal Products for Human Use, or CHMP, in the first half of 2018. We held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for DZUVEO in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had only completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We may need an additional controlled study in the emergency department with DZUVEO to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. If DSUVIA is not approved for sale in the United States or DZUVEO is not approved for sale in the EU, or if it is approved with a more limited indication, it could have a significant impact on our ability to generate cash flows from product sales or to enter into a collaboration agreement. If we are unable to receive approval to commercialize DSUVIA in the United States, we would be required to find alternative sources of capital to continue operations. If DSUVIA is not approved for sale in the United States, and we are unsuccessful in finding alternative sources of capital, it will be difficult for us to continue under our current operating plan.

Our proposed trade name of DSUVIA has been conditionally approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name DSUVIA prior to commercialization may be worthless.

Our development efforts for DSUVIA in the United States were delayed as a result of the DSUVIA CRL from the FDA. As a result, our ability to commercialize and generate revenues from DSUVIA in the United States has been delayed. Any disagreement with the EMA as to the results from SAP301, SAP302, and SAP303, and therefore any additional requirements imposed by the EMA prior to approval of the MAA, as well as any delay in approval by the EMA of the DZUVEO MAA, may also negatively impact our stock price and harm our business operations. We may be unable to successfully address the recommendations made in the DSUVIA CRL and resubmit the NDA for DSUVIA. Any additional delays in obtaining, or inability to obtain, regulatory approval would further delay or prevent us from commercializing DSUVIA in the United States and DZUVEO in Europe, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for DSUVIA in the United States and DZUVEO in the EU, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

IAP312 was a Phase 3 study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. The IAP312 study was designed to rule out a 5% device failure rate. The study design required a minimum of 315 patients. In the IAP312 study, sites proactively looked for tablets that have been dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. In the prior Phase 3 studies, based on approximately 30,000 tablets dispensed, there were 15 dropped tablets discovered from 7 out of 768 patients. With study sites proactively looking for dropped tablets, we anticipated the observed rate of inadvertent dispensing would be as high or higher in IAP312 than previously reported in the combined Phase 3 studies. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The IAP312 study evaluated all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. If the FDA includes the rate of inadvertent dispensing along with the device failures to calculate a total error rate, the resulting error rate may be unacceptable to the FDA. Further, the correspondence from the FDA suggests that we may need to modify the Risk Evaluation and Mitigation Strategies, or REMS, for ZALVISO to address dropped tablets. In the IAP312 study, 320 hospitalized, post-operative patients used ZALVISO to self-administer 15 mcg sublingual sufentanil tablets as often as once every 20 minutes for 24-to-72 hours to manage their moderate-to-severe acute pain. Throughout the study, for which top-line results were announced in August 2017, 2.2% of patients experienced a ZALVISO device error, which was statistically less than the 5% limit specified in the study objectives. None of these device errors resulted in an over-dosing event. This 2.2% rate was lower (p < 0.001) than the 7.9% rate of device errors during patient use previously reported for the earlier version of the ZALVISO device in the Phase 3 IAP311 study. In addition, results of this study supported earlier clinical findings, with favorable tolerability and a significant majority of “good” or “excellent” ratings provided by both patients and healthcare providers when assessing the method of pain control. We intend to submit these results as part of our resubmission of the NDA for ZALVISO in the second half of 2018.

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

We have reported positive top-line data from our three Phase 3 clinical trials for DSUVIA, or SAP301, SAP302, and SAP303, as well as each of our four ZALVISO Phase 3 clinical trials completed to date, in addition to all of our Phase 2 clinical trials for DSUVIA and ZALVISO. However, even if we believe that the data obtained from clinical trials is positive, the FDA has, and in the future could, determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. For example, although patients treated with DSUVIA demonstrated improvements in pain intensity as early as 15-to-30 minutes after the start of dosing in our each of our clinical trials included in the NDA for DSUVIA, we received the DSUVIA CRL from the FDA on October 12, 2017 which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. We held a Type A post-action meeting with the FDA on January 26, 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA, which we expect to resubmit in the second quarter of 2018, following completion of an HF study to validate the revised DFU. As a result of the DSUVIA CRL, the timing of our commercialization plan for DSUVIA in the United States has been delayed. Similarly, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for ZALVISO which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the ZALVISO CRL, a clinical trial would be needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. While we believe ZALVISO met safety, satisfaction and device usability expectations in this trial, known as IAP312, there is no guarantee the FDA will agree with our interpretation of these results, or accept our planned NDA resubmission without requiring additional clinical trials of ZALVISO. If the FDA were to require any additional clinical trials for ZALVISO, our development efforts would be further delayed, which would have a material adverse effect on our business. Any such determination by the FDA would delay the timing of our commercialization plan for ZALVISO, or further development of our other product candidates, and adversely affect our business operations.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed three Phase 3 clinical trials for DSUVIA, four Phase 3 clinical trials for ZALVISO, one Phase 2 clinical trial for DSUVIA and several Phase 2 clinical trials for ZALVISO, future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, on October 12, 2017, we received the DSUVIA CRL from the FDA for the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. We held a Type A post-action meeting with the FDA on January 26, 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA, which we expect to resubmit in the second quarter of 2018, following the completion of a Human Factors study to validate the revised Directions for Use. As a result, the completion of the Phase 3 clinical program for DSUVIA has been delayed and our research and development expenses for DSUVIA will increase. Finally, we postponed the start of IAP312, originally planned for the first quarter of 2016, to September 2016. The postponement was due to a delay in the receipt and testing of final clinical supplies for this trial. As a result, the development timeline for ZALVISO was further extended.

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

We have not yet resubmitted the DSUVIA NDA. Activities that we undertake to address recommendations made in the DSUVIA CRL may be deemed insufficient by the FDA.

On October 12, 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the DFU to address use-related errors, which changes should be validated through an HF study. We had a Type A post-action meeting with the FDA on January 26, 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA, which we expect to resubmit in the second quarter of 2018, following the completion of the HF study to validate the revised DFU.

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

We have not yet resubmitted the ZALVISO NDA. Activities that we have undertaken to address issues raised in the ZALVISO CRL may be deemed insufficient by the FDA.

We completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the ZALVISO CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the ZALVISO NDA. In early September 2015, we had a Type C meeting with the FDA to discuss the FDA’s request for an additional clinical trial and our planned response to the ZALVISO CRL. In response to discussions with the FDA, we agreed to complete an additional open-label study with ZALVISO in post-operative patients, known as IAP312. We completed the protocol review for IAP312 and announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We plan to resubmit our NDA for ZALVISO in the second half of 2018.

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

If any of our future products, including DSUVIA or ZALVISO, cause serious or unexpected side effects after receiving marketing approval, a number of potentially significant negative consequences could result, including:

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

DSUVIA and ZALVISO are combination product candidates with both drug and device components. The FDA requires both the drug and device components of combination product candidates to be reviewed as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as DSUVIA and ZALVISO. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of both DSUVIA and ZALVISO due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA. For example, the DSUVIA CRL received from the FDA in October 12, 2017 contains requests for additional information and testing of DSUVIA to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label in at least 50 patients. AcelRx had a Type A post-action meeting with the FDA on January 26, 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA, which we expect to resubmit in the second quarter of 2018, following the completion of an HF study to validate the revised DFU.

Except for ZALVISO approval in Europe, we cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.

We cannot commercialize any of our product candidates, including DSUVIA or ZALVISO, until the appropriate regulatory authorities, such as the FDA or the EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. As part of our development program, we met with the FDA in December 2015 to review plans for an NDA for DSUVIA. Based on feedback from the FDA, we expanded the clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings, in order to increase the DSUVIA safety database. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses increased.

On October 12, 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. AcelRx had a Type A post-action meeting with the FDA on January 26, 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA, which we expect to resubmit in the second quarter of 2018, following the completion of an HF study to validate the revised DFU. However, the DSUVIA CRL resulted in delays in our ability to obtain commercial approval of DSUVIA and increased our associated costs.

We have held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for DZUVEO in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We may need an additional controlled study in the emergency department with DZUVEO to obtain a label that includes trauma-related pain in addition to post-operative pain. We also anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. These additional comparator studies may delay commercialization and any associated future revenues from DZUVEO in these countries.

In September 2015, the European Commission, or EC, approved Grünenthal’s MAA for ZALVISO for post-operative pain; however, we cannot predict the commercial success of ZALVISO. We received the ZALVISO CRL on July 25, 2014, which contains requests for additional information on the ZALVISO System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the ZALVISO CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the ZALVISO CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. We completed the protocol review and announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We anticipate resubmitting the NDA for ZALVISO in the second half of 2018.

Although the FDA provided feedback on the DSUVIA clinical program and reviewed the protocol for IAP312, and we have incorporated feedback from Health Authorities in Europe concerning the submission of the MAA for DZUVEO, the FDA has, and the EMA may in the future, require us to complete additional clinical work prior to approving the NDA for DSUVIA, resubmitting the NDA for ZALVISO, or prior to the Committee for Medicinal Products for Human Use, or CHMP of the EMA adopting a positive opinion on the MAA for DZUVEO. Additional delays may result if any of our product candidates is taken before an FDA advisory committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, as mentioned above, submitted the MAA for DZUVEO for a label indication for acute moderate-to-severe pain in a medically supervised setting. We may need an additional controlled study in the emergency department setting with DZUVEO to obtain a label that includes both post-operative pain and trauma-related pain. In addition, we intend to resubmit our NDA seeking approval of ZALVISO for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.

If the FDA determines that any of the clinical work submitted, including the clinical trials, Human Factors studies and bench testing submitted for a product candidate in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, studies and testing as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, studies and testing, the FDA may reject the data and results. The FDA may audit some or all of our clinical trial sites to determine the integrity of our clinical data. The FDA may audit some or all of our Human Factors study sites to determine the integrity of our data and may audit the data and results of bench testing. Any rejection of any of our data would negatively impact our ability to obtain marketing authorization for a product candidate and would have a material adverse effect on our business and financial condition. In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b) (2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. More generally, the FDA’s comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities may result in delays and challenges in obtaining NDA approval. Any significant delay in the acceptance, review or approval of an NDA that we have submitted would have a material adverse effect on our business and financial condition and would require us to obtain significant additional funding.

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

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of ZALVISO outside the EU, or our other product candidates, including DSUVIA, restrict or regulate post-approval activities for DSUVIA, DZUVEO and ZALVISO, and affect our ability to profitably sell any products for which we obtain marketing approval. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

In the EU, the pricing of prescription drugs is subject to government control. In addition, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use.

In the United States, the Affordable Care Act (as defined below) was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. Aspects of the Affordable Care Act that may impact our business include:

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

•

expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for non-compliance; and

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The Affordable Care Act has the potential to substantially change health care financing and delivery by both governmental and private insurers, and may also increase our regulatory burdens and operating costs.

Legislative changes to the Affordable Care Act remain possible and appear likely in the 115th U.S. Congress and under the Trump Administration. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer- sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may still consider other legislation to repeal and replace elements of the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and will stay in effect through 2027 unless Congressional action is taken. The American Tax Payer Relief Act further reduced Medicare payments to several providers, including hospitals.

Moreover, the Drug Supply Chain Security Act of 2013 imposes additional obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product.

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

We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, any of which could negatively impact our business. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2018 and may continue to incur losses for the foreseeable future.

We have incurred significant net losses in each year since our inception in July 2005, and as of December 31, 2017, we had an accumulated deficit of $297.9 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, sale of royalty and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we work to address the recommendations made in the DSUVIA CRL and confirm plans to move towards resubmission of the DSUVIA NDA, continue our pre-commercialization activities for DSUVIA and ZALVISO, conduct research and development activities for our product candidates, including addressing issues raised by the FDA related to regulatory review of ZALVISO, and support the manufacturing and supply of ZALVISO in Europe for Grünenthal. While Grünenthal has begun commercial sales of ZALVISO in the EU, if DSUVIA), ZALVISO, or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

We have never generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We may never generate revenues from sales of DSUVIA, ZALVISO or our other product candidates in the United States. While we have a collaboration agreement with Grünenthal for commercialization of ZALVISO in Europe and Australia, Grünenthal may not recognize a level of commercial sales of ZALVISO for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of ZALVISO, as a result of our sale to PDL of certain expected royalties from the sales of ZALVISO by Grünenthal and a majority of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under the Amended License Agreement. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining and maintaining regulatory approval for DSUVIA and/or ZALVISO in the United States and/or in Europe;

•

launching and commercializing DSUVIA and/or ZALVISO, including building internally or through entering a collaboration, a hospital-directed sales force in the United States and with third parties internationally, including Grünenthal, which may require additional funding; and

•

completing the clinical development of DSUVIA and ZALVISO, as well as obtaining regulatory approval for, and launching and commercializing DSUVIA and ZALVISO, which will require additional funding or corporate partnership resources.

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

Under our amended agreements with Grünenthal, we have granted Grünenthal rights to commercialize ZALVISO in the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, and in September 2015, the EC approved Grünenthal’s MAA for ZALVISO for the management of acute moderate-to-severe post-operative pain in adult patients, and Grünenthal has begun its commercial launch of ZALVISO in the European Union.

During the pilot and launch phases in the various European countries, Grünenthal has reported certain issues from healthcare professionals, or HCPs, with the initial set up of the ZALVISO controllers before being given to patients for use. To address the issues, we have assisted Grünenthal with implementing additional training for HCPs and we have revised the controller software. Controllers with the revised software, which was delivered in December 2016, have undergone extensive bench testing and we believe we have successfully addressed the issues as presented. Additional devices were delivered beginning in early 2017. Controllers with the U.S. version of the revised software were also used in the IAP312 clinical study that was initiated in September 2016. There can be no assurance that the issues identified in the initial pilot and launch phases by Grünenthal will not have a material adverse impact on the current and future sales of ZALVISO in Europe. Further, if new issues occur, there may be a material adverse impact on the future sales of ZALVISO in Europe which may have a negative impact on future revenues received and recognized by us.

There is no guarantee that Grünenthal will achieve commercial success in its ZALVISO launch in the European Union or anywhere in the Territory. In September 2015, we consummated a monetization transaction with PDL BioPharma, Inc., or PDL, pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of ZALVISO and 80% of the first four commercial milestones under the License Agreement, subject to a capped amount, referred to as the Royalty Monetization. Accordingly, even if Grünenthal is successful in the commercialization of ZALVISO in the Territory, we will receive only 25% of the royalties and 20% of the first four commercial milestones under the License Agreement, and 100% of the royalties after the capped amount is reached.

Any failures in commercialization of ZALVISO outside the United States could have a material adverse impact on our business, including an adverse impact on the development of DSUVIA or ZALVISO in the United States, if related to issues underlying the sufentanil sublingual tablet technology, safety or efficacy. Additionally, we agreed to certain representations and covenants relating to the Amended Agreements under our agreements with PDL, and, if we breach those representations or covenants, we may become subject to indemnification claims by PDL and liable to PDL for its indemnifiable losses relating to such breaches. The amount of such losses could be material and could have a material adverse impact on our business.

We may be unable to achieve the manufacturing cost reductions required in order to accommodate the declining transfer prices under the Amended Agreements without a corresponding decrease in our gross margin.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities in support of our product candidates, including addressing the recommendations made in the DSUVIA CRL and resubmission of the DSUVIA NDA, the remaining development activities associated with ZALVISO, including preparation of the planned NDA resubmission, as well as support for FDA regulatory review of both the DSUVIA and ZALVISO NDA resubmissions, if/when they are resubmitted. Further development activities can be time consuming and costly. While we believe we have sufficient capital resources to continue planned operations through at least the end of the first quarter of 2019, we will need additional capital to pursue commercialization of any of our product candidates, including DSUVIA and ZALVISO, if approved.

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete an additional clinical trial of ZALVISO. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. We announced positive results from this study, IAP312, in August 2017, which we intend to use to support our NDA resubmission. We plan to resubmit our NDA for ZALVISO in the second half of 2018. The IAP312 clinical trial, and the corresponding extension of the ZALVISO development program, unexpectedly increased our capital requirements.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under the Sales Agreement with Cantor, which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. For example, during the year ended December 31, 2017, we issued and sold 5.4 million shares of common stock pursuant to the Sales Agreement with Cantor, for which we received net proceeds of approximately $15.7 million. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.

As of December 31, 2017, we have approximately $19.1 million of debt, which includes the accrual portion of the End of Term Fee, under our Amended Loan Agreement with Hercules. The Amended Loan Agreement has a scheduled maturity date of March 2020 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

The costs incurred under the DoD Contract are subject to audit by the Department of Defense and any identified deficiencies could jeopardize past or future funding.

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the DoD Contract, the DoD has reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The DoD Contract gives the DoD the option to extend the term of the DoD Contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DoD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; and additional stability testing. The amendment also extended the DoD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. At December 31, 2017, the additional activities as outlined under the DoD Contract through February 28, 2018 were substantially complete. On February 28, 2018, the DoD contract was amended to incorporate additional services in the amount of $0.5 million and to extend the contract period by twelve months through February 28, 2019. Funding under the DoD Contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the DoD Contract.

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

•	the lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;

•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

•	carrier disruptions or increased costs that are beyond our control; and

•	the failure to deliver our products under specified storage conditions and in a timely manner.

Any of these events could lead to stock outs, inability to successfully commercialize our products, clinical trial delays, or failure to obtain regulatory approval. Some of these events could be the basis for FDA action, including injunction, recall, seizure, or total or partial suspension of production.

As mentioned above, we are obligated to manufacture and supply ZALVISO under the Amended Agreements with Grünenthal for use in the EU and their other licensed territories. If we are unable to establish a reliable commercial supply of ZALVISO for Grünenthal’s Territory, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of the Amended Agreements. If any such breach were to be material and remain uncured, it could result in Grünenthal terminating the Amended Agreements, which in turn could result in us being responsible for indemnification of losses suffered by PDL under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely affected.

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

As we scale up manufacturing of our product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution in order to obtain regulatory approval for commercial marketing. In the past we have identified impurities in our product candidates. In the future, we may identify significant impurities which could result in increased scrutiny by the regulatory agencies, delays in clinical program and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for our products.

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

The facilities of any of our future manufacturers of sufentanil-containing sublingual tablets must be approved by the FDA or the relevant foreign regulatory agency, such as EMA, before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process of sufentanil sublingual tablets and are completely dependent on these third-party manufacturing partners for compliance with the FDA or other foreign regulatory agency’s requirements for manufacture. In addition, although our third-party manufacturers are well-established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA or other foreign regulatory agency’s strict regulatory requirements, they will not be able to secure FDA or other foreign regulatory agency approval for their manufacturing facilities. Although European inspectors have approved our tablet manufacturing site, our third-party manufacturing partner is responsible for maintaining compliance with the relevant foreign regulatory agency’s requirements. If the FDA or the relevant foreign regulatory agency does not approve these facilities for the commercial manufacture of sufentanil sublingual tablets, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA or other foreign regulatory agency approval for DSUVIA or DZUVEO and ZALVISO outside the EU. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

Related to the ZALVISO device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. We have made modifications to the design of the ZALVISO device subsequent to the original submission of the ZALVISO NDA, which we plan to include as a part of the resubmitted ZALVISO NDA. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol in response to the ZALVISO CRL. We completed the protocol review with the FDA for the study, known as IAP312, and announced positive results from this study in August 2017, which we intend to use to support the planned NDA resubmission. We plan to resubmit our NDA for ZALVISO in the second half of 2018. However, if any additional changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

We have manufactured and shipped commercial supplies of ZALVISO for delivery to Grünenthal; however, our experience is limited. We will continue to rely on contract manufacturers, component fabricators and third-party service providers to produce the necessary ZALVISO devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the ZALVISO device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of DSUVIA or ZALVISO devices with third-party manufacturers, or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with DSUVIA, if approved in the U.S., ZALVISO in the EU, DZUVEO, if approved outside the U.S., and ZALVISO, if approved in the U.S. and any other foreign territories.

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

We utilized contract research organizations, or CROs, for the conduct of the Phase 2 and 3 clinical trials of DSUVIA, as well as our Phase 3 clinical program for ZALVISO. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for DSUVIA or DZUVEO, ZALVISO, and any other product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize DSUVIA and ZALVISO, or any other product candidates. As a result, our financial results and the commercial prospects for DSUVIA, ZALVISO or any future product candidates for which we may obtain approval would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of DSUVIA or DZUVEO, if approved, as well as ZALVISO in the EU, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

The degree of market acceptance of DSUVIA in the U.S., or DZUVEO outside the U.S., if approved, as well as ZALVISO in the EU, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payers;

•	the use of DSUVIA for the management of moderate-to-severe acute pain by a healthcare professional for patient types that were not specifically studied in our Phase 3 trials;

•	the use of ZALVISO for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any AEs or SAEs;

•	overcoming any perceptions of sufentanil as a potentially unsafe drug due to its high potency;

•	limitations or warnings contained in the FDA- or EMA-approved label for DSUVIA, DZUVEO, or ZALVISO;

•	restrictions or limitations placed on DSUVIA or ZALVISO due to the REMS;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval; and,

•	our ability to obtain and maintain sufficient third-party coverage and reimbursement.

If our approved products do not achieve an adequate level of acceptance by physicians, nurses, patients and P&T Committees, we may not generate sufficient revenue and we may not become or remain profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.

In order to commercialize any products that may be approved in the United States, including DSUVIA and ZALVISO, we must build our internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. In addition, we plan to enter into agreements with third parties for the distribution of approved product candidates, including DSUVIA in the United States and DZUVEO outside the United States; however, if there are delays in establishing such relationships or those third parties do not perform as expected, our ability to effectively distribute products would suffer.

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

We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of ZALVISO or DZUVEO, if approved, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates, if approved, to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, if approved, our ability to generate revenues from product sales will be adversely affected.

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

Approval of ZALVISO in the EU has resulted, and any future approvals of our product candidates outside of the United States will result, in a variety of risks associated with international operations that could materially adversely affect our business.

Our existing collaboration with Grünenthal for marketing ZALVISO in European countries and Australia requires us to supply product to support the EU commercialization of ZALVISO. In addition, if DZUVEO is approved for commercialization outside the United States, we intend to enter into agreements with third parties to market DZUVEO in those countries, which may also require us to supply product to those third parties. We may be subject to additional risks related to entering into international business relationships, including:

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

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. DSUVIA does not require placement of an IV line and therefore direct competitors in the emergency department are other non-invasive, rapid-acting analgesics. In this environment, DSUVIA may compete with Egalet Corporation’s SPRIX (intranasal ketorolac). Transmucosal fentanyl products, such as ACTIQ or FENTORA (Cephalon, Inc., a subsidiary of Teva Pharmaceutical Products Ltd.), are approved for opioid-tolerant patients suffering from cancer pain and therefore are not a competitor for DSUVIA. Orally administered tablets or liquids containing oxycodone or hydrocodone often have slower absorption and slower analgesic onset than transmucosal opioids. Examples of oral opioids include Acura Pharmaceuticals, Inc.’s OXAYDO (marketed by Egalet Corporation), Collegium Pharmaceuticals, Inc.’s NUCYNTA, and Purdue Pharma, L.P.’s OXYFAST, or generic oral opioids which have moderate-to-severe acute pain labeling.

Often used in combination with opioids are generic injectable local anesthetics, such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Heron Therapeutics, Inc. is in Phase 3 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. These products may reduce the amount of opioids required to achieve adequate pain control but usually do not obviate the need for opioids completely. Similarly, there are many IV formulations of non-steroidal anti-inflammatory drugs (NSAIDS) for treatment of acute pain, such as generic IV ketorolac, Pfizer’s DYLOJECT, Cumberland Pharmaceuticals Inc.’s CALDOLOR and recently Recro Pharma, Inc. submitted an NDA for IV meloxicam for the treatment of moderate-to-severe acute pain. These products are all invasively administered via an IV and, as a result, we do not believe they are direct competitors to the non-invasive DSUVIA.

We believe that ZALVISO would compete with a number of opioid-based treatment options that are currently available, as well as some products that are in development. The hospital market for opioids for moderate-to-severe acute pain is large and competitive. The primary competition for ZALVISO is the IV PCA pump, which is widely used in the moderate-to-severe acute pain in the hospital setting. Leading manufacturers of IV PCA pumps include Hospira, Inc. (sold by Pfizer, Inc. to ICU Medical), CareFusion Corporation (purchased by Becton, Dickinson and Company), Baxter International, Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat moderate-to-severe acute pain are morphine, hydromorphone and fentanyl, all of which are available as generics both from generic product manufacturers as well as from compounding pharmacies. In addition, branded manufacturers (e.g., Hospira, Inc.) sell pre-filled glass syringes of morphine to fit their IV PCA pump systems. These systems, however, are invasive and require programming, which can lead to dosing errors, and therefore, while they are commonly used, we do not believe they are direct competitors for ZALVISO.

Also available on the market is the Avancen Medication on Demand, or MOD, an oral PCA device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. Oral opioids tend to have slower onset than transmucosal opioids, such as ZALVISO. The Medicine Company’s IONSYS is a non-invasive transdermal opioid PCA that could potentially compete with ZALVISO; however, a worldwide recall of the product was announced due to a commercial refocusing of the company. Additional potential opioid competitors for ZALVISO include Cara Therapeutics, Inc., who is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Also, Trevena, Inc., has submitted an NDA for IV oliceridine, an intravenous G-protein biased ligand that targets the mu-opioid receptor for the treatment of moderate-to-severe acute pain, with a clinical development focus in acute post-operative pain. Both of these product candidates are invasive and, therefore, we do not believe they are direct competition to the non-invasive ZALVISO.

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

Coverage and adequate reimbursement may not be available for DSUVIA or ZALVISO, if approved in the United States, or DZUVEO in the EU, if approved, or ZALVISO in the EU, which could make it difficult for us, or our partners, to sell our products profitably.

Our ability to commercialize DSUVIA or ZALVISO, if approved in the United States, or DZUVEO in the EU, if approved, or ZALVISO in the EU successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payer programs at the federal and state levels, authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payers.

No uniform policy requirement for coverage and reimbursement for drug products exists among third-party payers in the United States or the EU. Therefore, coverage and reimbursement can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from third party payers could significantly harm our operating results, our ability to raise capital needed to commercialize any future approved drugs and our overall financial condition.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for DSUVIA, ZALVISO or any of our other product candidates, if approved in the United States, and DZUVEO or any of our other product candidates, if approved outside the United States, as well as ZALVISO in the EU and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with the sale of ZALVISO in the EU, and, if approved, DSUVIA in the United States, DZUVEO outside the United States, ZALVISO outside of the EU and any of our other product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our product candidates, if approved, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DSUVIA, ZALVISO, or any of our other product candidates, if approved in the United States or DZUVEO, or any of our other product candidates, if approved in the EU, or ZALVISO in the EU. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize DSUVIA, ZALVISO, or any of product candidates, if approved in the United States, or DZUVEO, or any of our other product candidates, if approved in the EU, or ZALVISO in the EU.

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, although in September 2015 the European Commission approved the MAA for Grünenthal to market ZALVISO in the 28 EU member states as well as for the European Economic Area countries, Norway, Iceland and Liechtenstein, separate pricing and reimbursement approvals may impact their ability to successfully commercialize ZALVISO. Adverse pricing limitations may hinder our ability to recoup our investment in DSUVIA, ZALVISO and/or our other drug candidates, even if/when those drug candidates obtain marketing approval.

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, ZALVISO, and any future approved product candidates, including DZUVEO, would be negatively affected.

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

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include the product candidates that we are developing. Recommendations of government agencies or non-governmental organizations may relate to such matters as maximum quantities dispensed to patients, dosage, route of administration, and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact our product candidates and our ability to gain marketing approval. Regulations or guidelines suggesting the reduced use of certain drug classes that may include the product candidates that we are developing or the use of competitive or alternative products as the standard-of-care to be followed by patients and healthcare providers could result in decreased use of our product candidates, or negatively impact our ability to gain market acceptance and market share.

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

Our relationships with investigators, health care professionals, consultants, commercial partners, third-party payers, hospitals, and other customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws, which could expose us to penalties.

Healthcare providers, physicians and others play a primary role in the recommendation and prescribing of any products for which we may obtain marketing approval. Our business operations and arrangements with investigators, healthcare professionals, consultants, commercial partners, hospitals, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute the products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws, include, but are not limited to, the following:

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly or willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

•

international laws, such as the EU Data Privacy Directive (95,46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within the European Union and between countries in the European Union and countries outside of the European Union, including the United States:

•

the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act ), and its implementing regulations, requires certain manufacturers of drugs, devices, biologicals and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these or any other healthcare regulatory laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses or divert our management’s attention from the operation of our business.

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

As of December 31, 2017, we had 41 full-time employees. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, medical, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize DSUVIA, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are exposed to the risk that our employees, independent contractors, investigators, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates (1) the laws of the FDA and similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulatory bodies; (2) healthcare fraud and abuse laws of the United States and similar foreign fraudulent misconduct laws; and (3) laws requiring the reporting of financial information or data accurately. Specifically, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry are subject to extensive laws designed to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. It is not always possible to identify and deter employee and other third-party misconduct. The precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreements to resolve allegations of non-compliance with these laws, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of December 31, 2017, we are the owner of record of 66 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage through 2027 – 2031.

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

Our commercial success depends in part on not infringing patents and proprietary rights of third parties. Although we are not currently aware of litigation or other proceedings or third-party claims of intellectual property infringement related to our product candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights.

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

Historically, we have not had a high volume of daily trades in our common stock on NASDAQ. For example, the average daily trading volume in our common stock on NASDAQ during the years ended December 31, 2017 and 2016 was approximately 950,000 and 330,000 shares per day, respectively. While trading volume spiked in the second half of 2017 due to the DSUVIA PDUFA decision, a more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The completion of the July 2013 public equity offering, together with our public equity offering in December 2012, our initial public offering, private placements and other transactions that have occurred, have triggered such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. In the year ended December 31, 2015, we used net operating losses to reduce our income tax liability. In the future, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 25,893 square feet of office and laboratory space in Redwood City, California under an agreement that expires in January 2024, with an option to extend for an additional period of six years. We believe that our facilities are adequate to meet our current needs.

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
Global Market:

	Price
	High	Low
Year ended 2017
Fourth Quarter	$5.75	$1.55
Third Quarter	$4.70	$2.025
Second Quarter	$3.20	$1.95
First Quarter	$3.60	$2.45
Year ended 2016
Fourth Quarter	$3.87	$2.48
Third Quarter	$4.08	$2.61
Second Quarter	$3.99	$2.40
First Quarter	$4.50	$2.59

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

Holders of Record

As of February 5, 2018, there were 16 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Collaboration agreement	$7,143	$6,440	$14,857	$5,217	$27,370
Contract and other	852	10,917	4,406	—	2,132
Total revenue	7,995	17,357	19,263	5,217	29,502
Costs and Operating Expenses:
Cost of goods sold	$10,659	$12,315	$1,770	$—	$—
Research and development	19,409	21,402	22,488	24,520	26,292
General and administrative	16,609	15,597	14,203	18,346	9,877
Restructuring costs	—	—	756	—	—
Total costs and operating expenses	46,677	49,314	39,217	42,866	36,169
Loss from operations	(38,682)	(31,957)	(19,954)	(37,649)	(6,667)
Interest expense	(3,316)	(2,770)	(2,977)	(2,639)	(1,518)
Interest income and other income (expense), net	510	918	1,720	6,935	(15,241)
Non-cash interest expense on liability related to sale of future royalties	(10,721)	(9,382)	(2,428)	—	—
Net loss before income taxes	$(52,209)	$(43,191)	$(23,639)	$(33,353)	$(23,426)
Benefit (provision) for income taxes	701	34	(760)	—	—
Net loss	$(51,508)	$(43,157)	$(24,399)	$(33,353)	$(23,426)
Net loss per share of common stock, basic	$(1.10)	$(0.95)	$(0.55)	$(0.77)	$(0.59)
Shares used in computing net loss per share of common stock, basic	46,883,535	45,313,118	44,300,099	43,427,111	39,746,678
Net loss per share of common stock, diluted – see Note 14	$(1.10)	$(0.95)	$(0.60)	$(0.91)	$(0.59)
Shares used in computing net loss per share of common stock, diluted	46,883,535	45,313,118	44,468,440	44,322,297	39,746,678

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$60,469	$80,310	$113,464	$75,350	$103,663
Working capital	49,753	78,862	106,167	62,567	97,692
Total assets	75,552	99,993	127,785	86,416	110,031
Long-term debt	19,096	21,549	20,922	24,874	14,364
Liability related to sale of future royalties	83,588	72,987	63,612	—	—
PIPE warrant liability	—	288	913	5,577	13,111
Accumulated deficit	(297,870)	(246,362)	(203,205)	(178,806)	(145,453)
Total stockholders’ (deficit) equity	(36,509)	(5,337)	33,113	46,656	73,159

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. Our product candidates, focused on the treatment of acute pain are, DSUVIA™ (known as DZUVEO outside of the United States), and ZALVISO®, each utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. We anticipate developing a distribution capability and commercial organization to market and sell DSUVIA, if approved, in the United States by ourselves, and potentially, in certain European Economic Area, or EEA, countries with strategic partners. In geographies where we decide not to commercialize ourselves, we may seek to out-license commercialization rights. We plan to resubmit our NDA for ZALVISO in the second half of 2018. If we are successful in obtaining approval of ZALVISO in the United States, we plan to potentially promote ZALVISO either by ourselves or with strategic partners.

Product Development Programs

Our product development portfolio features two innovative therapies for the treatment of acute pain. Please refer to “Part I. Item 1. Business—Product Development Programs” for a detailed discussion of our product candidates.

Collaborative Arrangements

Our collaborative arrangements allow us to commercialize ZALVISO in the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia. Please refer to “Part I. Item 1. Business— Collaborative Arrangements” for a detailed discussion of our collaborative arrangements.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development and pre-commercialization activities and support Grünenthal’s sales of ZALVISO in the EU, especially in light of continued delays in obtaining regulatory approvals from the FDA. As a result, we expect to continue to incur operating losses and negative cash flows. Although ZALVISO has been approved for sale in the EU, we sold the majority of the royalty rights and certain commercial sales milestones we are entitled to receive under the Grünenthal Agreements to PDL in September 2015. As we continue to pursue development of our product candidates, including regulatory review and potential commercial development, subject to FDA approval, we expect the business aspects of our company to become more complex. We plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of DSUVIA and ZALVISO in the United States. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of ZALVISO by Grünenthal, and funding from the DoD.

Our revenues since inception have consisted primarily of revenues from our Amended License Agreement with Grünenthal and our research contracts with the DoD. As mentioned above, in May 2015, the DoD agreed to provide us up to $17.0 million to support the development of DSUVIA. Under the terms of the DoD Contract, the DoD has reimbursed us for certain costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses.

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

Our net losses were $51.5 million, $43.2 million and $24.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $297.9 million. As of December 31, 2017, we had cash, cash equivalents and short-term investments totaling $60.5 million compared to $80.3 million as of December 31, 2016.

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

We adopted the new revenue recognition standard effective January 1, 2018 under the modified retrospective transition method. An evaluation of our contract with the U.S. Department of Defense and the Amended Agreements with our collaboration partner Grünenthal was completed, and we determined that the impact of adoption of the new standard to our financial statements is not material. In addition, there is no change to the units of accounting previously identified under legacy GAAP which are now considered performance obligations under the new guidance.

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

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Estimates of expected life during the years ended December 31, 2016 and 2015, were primarily determined using the simplified method in accordance with guidance provided by the SEC. Such method was utilized as we did not believe our historical option exercise experience, which was limited, provided a reasonable basis upon which to estimate expected term. During this period, volatility was derived from historical volatilities of several public companies within our industry that were deemed to be comparable to our business because we had insufficient history on the volatility of our common stock relative to the expected life assumptions used by us. During the year ended December 31, 2017, we determined that our historical data provided a reasonable basis for estimating future behavior in regards to expected term and volatility, and as a result, began using our own historical option exercise experience and the volatility of our own common stock as the basis for these assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, during the years ended December 31, 2016 and 2015, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. Effective January 1, 2017, we adopted ASU 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach, which did not have a material impact on our Consolidated Financial Statements.

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

Years Ended December 31, 2017, 2016 and 2015

Revenue

In September 2015, the European Commission, or EC, granted marketing approval for ZALVISO in the European Union to our commercial partner, Grünenthal, and Grünenthal has begun its commercial launch of ZALVISO in the European Union. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of ZALVISO in 2018 will continue to be minimal.

Revenue during the year ended December 31, 2017, was $8.0 million, including $7.1 million recognized under our Amended License Agreement with Grünenthal. In addition, we recognized $0.9 million in revenue for services performed under the DoD Contract.

Revenue during the year ended December 31, 2016, was $17.3 million, including $6.4 million recognized under our Amended License Agreement with Grünenthal. In addition, we recognized $10.9 million in revenue for services performed under the DoD Contract.

Revenue during the year ended December 31, 2015, was $19.3 million, including $14.9 million recognized under our Amended License Agreement with Grünenthal. In addition, we recognized $4.4 million in revenue for services performed under the DoD Contract.

Collaboration Agreement Revenue

Below is a summary of revenue recognized under the Amended Agreements during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
License	$—	$—	$13,167
Product sales	6,673	5,742	—
Joint steering committee, research and development services	269	688	1,690
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	151	7	—
Royalty revenue	50	3	—
Total	$7,143	$6,440	$14,857

As a result of the launch of ZALVISO in Europe by our licensee, Grünenthal, we recognized $6.7 million and $5.7 million in product sales in the years ended December 31, 2017 and 2016, respectively, consisting of ZALVISO devices, drug product and accessories.

The first commercial sale of ZALVISO occurred in April 2016. As mentioned above, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the sales of ZALVISO in the EU by Grünenthal to PDL. We estimate and recognize royalty revenue and non-cash royalty revenue on a quarterly basis. Adjustments to estimated revenue are recognized in the subsequent quarter based on actual revenue earned per the royalty reports received from Grünenthal.

As of December 31, 2017, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.5 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the years ended December 31, 2017, 2016 and 2015, we recognized revenue of $0.9 million, $10.9 million and $4.4 million, respectively, for services performed under the DoD Contract for DSUVIA. Under the terms of the DoD Contract, the DoD reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the contract, including reimbursement for certain personnel and overhead expenses, in support of the submission of the DSUVIA NDA to the FDA.

Cost of goods sold

Total cost of goods sold was $10.7 million, $12.3 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Costs of goods sold decreased in the year ended December 31, 2017, as compared to the prior year, due to reduced overhead costs associated with delivering the ZALVISO product to Grünenthal. In October 2015, we initiated production of ZALVISO for Grünenthal. Under the Amended Agreements, we will sell ZALVISO at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of ZALVISO in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of ZALVISO and the Grünenthal launch is in the early stages. If we do not receive timely approval of ZALVISO in the U.S., are unable to successfully launch ZALVISO in the U.S. or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin.

Cost of goods sold for ZALVISO delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs and impairment charges. These direct costs included in costs of goods sold totaled $6.5 million, $6.4 million and $0.3 million in the years ended December 31, 2017, 2016 and 2015, respectively. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach as that used to value the inventory. During the year ended December 31, 2017, we recorded an inventory impairment charge of $0.4 million, primarily for ZALVISO raw materials inventory on hand, plus related purchase commitments. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Indirect costs included in costs of goods sold totaled $4.2 million, $5.9 million and $1.5 million in the years ended December 31, 2017, 2016 and 2015, respectively. For the foreseeable future, we anticipate negative gross margins on ZALVISO product delivered to Grünenthal.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to ZALVISO; however, 2016 research and development expenses related to DSUVIA, known as DZUVEO outside the United States, were greater than those for ZALVISO. Research and development expenses included the following:

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

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. We expect to incur future research and development expenditures to address the recommendations made in the CRL for DSUVIA and prepare for its resubmission. In addition, we continue to incur additional research and development expenses as we prepare the resubmission of the NDA for ZALVISO in the second half of 2018, as well as provide support for the Committee for Medicinal Products for Human Use, or CHMP’s, scientific review of the MAA for DZUVEO.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the years ended December 31, 2017, 2016 and 2015 (in thousands, except percentages):

	Years Ended December 31,			$ Change 2017 vs. 2016	$ Change 2016 vs. 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
	2017	2016	2015
DSUVIA	4,031	$8,764	$5,848	$(4,733)	$2,916	(54)%	50%
ZALVISO	6,188	4,076	4,950	2,112	(874)	52%	(18)%
Overhead	9,190	8,562	11,690	628	(3,128)	7%	(27)%
Total research and development expenses	$19,409	$21,402	$22,488	$(1,993)	$(1,086)	(9)%	(5)%

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. While we are currently focused on addressing the recommendations made in the CRL for DSUVIA and preparing for the resubmission of the DSUVIA NDA in the second quarter of 2018, as well as advancing DZUVEO in the EU and preparing for the resubmission of the ZALVISO NDA in the second half of 2018 in the United States, our future research and development expenses will depend on the clinical success as well as ongoing assessments of the commercial potential of our product candidates. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements.

Research and development expenses during the year ended December 31, 2017, as compared to the year ended December 31, 2016, decreased by $2.0 million predominantly due to a decrease of $4.7 million in DSUVIA-related spending, offset by an increase of $2.1 million in ZALVISO-related spending and a $0.6 million increase in other research and development expenses. DSUVIA-related spending decreases were primarily due to the completion of the SAP303 and SAP302 studies in 2016. The increase in ZALVISO-related spending in the year ended December 31, 2017, as compared to the year ended December 31, 2016, was mainly due to the IAP312 clinical study.

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

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel engaged in administration, finance, pre-commercialization and business development activities. Other significant expenses included legal expenses related to litigation and patent protection of our intellectual property, allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses in 2018 to increase as compared to 2017 expenses, as we have been focusing our efforts on preparing for the potential commercialization of DSUVIA in the United States, and the continued development of DZUVEO in the EU and ZALVISO in the United States.

Total general and administrative expenses for the years ended December 31, 2017, 2016 and 2015, were as follows (in thousands, except percentages):

	Years Ended December 31,			$ Change 2017 vs. 2016	$ Change 2016 vs. 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
	2017	2016	2015
General and administrative expenses	$16,609	$15,597	$14,203	$1,012	$1,394	6%	10%

General and administrative expenses increased by $1.0 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a $2.0 million increase in expenses in support of DSUVIA-related pre-commercialization activities, offset by a $1.0 million decrease in other general and administrative expenses.

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

Restructuring Costs

In March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. On March 19, 2015, our Board of Directors, in connection with our efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for ZALVISO, and continuing development of DSUVIA (known as DZUVEO outside the United States), implemented a cost reduction plan. The cost reduction plan reduced our workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015.

Restructuring costs in the year ended December 31, 2015 consist of employee termination benefit costs of $0.8 million. The restructuring liability was fully disbursed as of December 31, 2015.

Other (Expense) Income

Total other (expense) income for the years ended December 31, 2017, 2016 and 2015, was as follows (in thousands, except percentages):

	Years Ended December 31,			$ Change 2017 vs. 2016	$ Change 2016 vs. 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
	2017	2016	2015
Interest expense	$(3,316)	$(2,770)	$(2,977)	$(546)	$207	20%	(7)%
Interest income and other income (expense), net	510	918	1,720	(408)	(802)	(44)%	(47)%
Non-cash interest expense on liability related to sale of future royalties	(10,721)	(9,382)	(2,428)	(1,339)	(6,954)	14%	286%
Total other (expense) income	$(13,527)	$(11,234)	$(3,685)	$(2,293)	$(7,549)	20%	205%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense for the years ended December 31, 2017 pertains to interest on the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. Interest expense for the years ended December 31, 2016 and 2015 pertains to interest on the Amended and Restated Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, the Lenders. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term loan with an additional six-month interest only period. The scheduled maturity date is now March 2020. Refer to Note 7 “Long-Term Debt” for additional information. As a result of the higher interest rate in the year ended December 31, 2017 as compared to the year ended December 31, 2016, the amount of interest expense incurred increased. The amount of interest expense decreased in the year ended December 31, 2016 as compared to the year ended December 31, 2015, due to the lower average principal balance in the year ended December 31, 2016. As of December 31, 2017, the accrued balance due to Hercules was $19.1 million.

The change in interest income and other income (expense), net, during the years ended December 31, 2017, 2016 and 2015, was primarily attributable to the change in the fair value of our PIPE warrants, 512,456 of which expired unexercised on November 30, 2017. Refer to Note 9 “Warrants” for additional information. Interest income and other income (expense), net, during the year ended December 31, 2015 also included $0.5 million in impairment charges related to leasehold improvements in our corporate offices.

Non-cash interest expense on liability related to sale of future royalties is attributable to the royalty sale transaction, or Royalty Monetization, that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur approximately $12 million in non-cash interest expense related to the Royalty Monetization in the year ended December 31, 2018.

Benefit (Provision) for Income Taxes

Total benefit (provision) for income taxes for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands, except percentages):

	Years Ended December 31,			$ Change 2017 vs. 2016	$ Change 2016 vs. 2015	% Change 2017 vs. 2016	% Change 2016 vs. 2015
	2017	2016	2015
Benefit (provision) for income taxes	$701	$34	$(760)	$667	$794	1,962%	(104)%

In 2017, we booked a long-term tax receivable of $0.7 million as a benefit for income taxes related to the reversal of the Alternative Minimum Tax credits which are now refundable credits under the provisions of the Tax Cuts and Jobs Act of 2017. In 2016, we received income tax refunds resulting in a benefit for income taxes of $34,000.

The Royalty Monetization resulted in a taxable gain of more than $60.0 million in the year ended December 31, 2015, the majority of which was offset with net operating loss carryforwards; however, we were subject to U.S. federal alternative minimum taxes in 2015, as reflected in our provision for income taxes of $0.8 million in 2015.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2018 and may incur significant losses and negative cash flows from operations for the foreseeable future. We have funded our operations primarily through issuance of equity securities, borrowings, and payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of ZALVISO by Grünenthal, and our contracts with the DoD.

As of December 31, 2017, we had cash, cash equivalents and investments totaling $60.5 million compared to $80.3 million as of December 31, 2016. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development and pre-commercialization activities and support Grünenthal’s sales of ZALVISO in the EU. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the first quarter of 2019. While we believe we have sufficient capital to meet our operational requirements through at least the end of the first quarter of 2019, our expectations may change depending on a number of factors. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

On June 21, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which AcelRx may offer and sell, from time to time through Cantor, shares of our common stock, or the Common Stock, having an aggregate offering price of up to $40.0 million. During the year ended December 31, 2017, we issued and sold an aggregate of 5.4 million shares of common stock pursuant to the Sales Agreement, for which we received net proceeds of approximately $15.7 million, after deducting commissions, fees and expenses of $0.5 million.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the sales of ZALVISO in the EU by Grünenthal to PDL. As mentioned above, we received net proceeds of $61.2 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended License Agreement which include 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the EC approval of the MAA for ZALVISO, which we received in the fourth quarter of 2015. The total liability related to sale of future royalties to PDL as of December 31, 2017 was $83.6 million.

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

On March 2, 2017, we amended and restated the Original Loan Agreement with Hercules, which is referred to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, we borrowed the first tranche of approximately $20.5 million upon closing of the transaction on March 2, 2017, which is represented by secured term promissory notes, or the Notes. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. Loans under the Amended Loan Agreement now mature in March 2020. Refer to Note 7 “Long-Term Debt” for additional information.

As of December 31, 2017, the accrued balance due under the Amended Loan Agreement was $19.1 million, which includes the accrued portion of the End of Term Fee.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, money market funds and time deposits. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(29,765)	$(29,395)	$(19,953)
Net cash provided by (used in) investing activities	(9,970)	1,809	8,203
Net cash (used in) provided by financing activities	12,327	(26)	59,634

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates, including commercial readiness activities for our product candidates, DSUVIA and ZALVISO, in addition to the support of Grünenthal’s launch of ZALVISO in the EU. Our cash used for operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest expense related to the sale of future royalties, interest expense related to our debt financings and the contingent put option liability.

Cash used in operating activities of $29.8 million during the year ended December 31, 2017, reflected a net loss of $51.5 million, partially offset by aggregate non-cash charges of $18.0 million, and a net change of $3.7 million in our net operating assets and liabilities. Non-cash charges included $10.7 million in non-cash interest expense on the liability related to the royalty monetization, $4.3 million for stock-based compensation, $1.7 million in depreciation expense, $1.3 million in non-cash interest expense related to the Amended Loan Agreement, and $0.4 million in inventory impairment due to excess ZALVISO inventory. The net change in our operating assets and liabilities included a decrease in accounts receivable of $4.3 million offset by an increase in tax receivable of $0.7 million, related to the benefit for income taxes recorded in the year ended December 31, 2017.

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

During the year ended December 31, 2017, cash used in investing activities of $10.0 million was primarily due to purchases of investments of $7.6 million and purchases of property and equipment of $2.4 million.

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

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities, including under our 2016 ATM Agreement, and payments made on debt financings. During the year ended December 31, 2017, cash provided by financing activities of $12.3 million was primarily due to $15.7 million in net proceeds from the sale of our common stock under the 2016 ATM Agreement, offset by $3.5 million in payments of long-term debt under the Amended Loan Agreement.

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

Operating Capital and Capital Expenditure Requirements

Our rate of cash usage may increase in the future, in particular to support our product development activities, including activities undertaken to address the recommendations made in the DSUVIA CRL and support the resubmission of the DSUVIA NDA to the FDA, the continued development of DZUVEO in the EU, ZALVISO in the United States and the potential commercialization of our product candidates, if approved, outside of the Grünenthal Territory. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the first quarter of 2019. Our current operating plan includes anticipated activities required to address the recommendations in the DSUVIA CRL to support the resubmission of the DSUVIA NDA to the FDA in the second quarter of 2018, support for the CHMP review of the MAA for DZUVEO in the EU, resubmission of the NDA for ZALVISO in the second half of 2018, and expenditures related to our preparation for the potential commercialization of DSUVIA in the United States. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to gain approval of DSUVIA and ZALVISO in the United States and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the outcome, timing and cost of regulatory resubmissions and any approvals for DSUVIA (known as DZUVEO outside the United States) and ZALVISO;

•	the initiation, progress, timing and completion of clinical trials for our product candidates, including DZUVEO in the EU;

•	expenditures related to our preparation for the potential commercialization of DSUVIA and ZALVISO;

•	future manufacturing, selling and marketing costs related to DSUVIA and ZALVISO, including our contractual obligations to Grünenthal for ZALVISO;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	commercialize any products we market, including DSUVIA and ZALVISO, if approved, outside of the Grünenthal Territory;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates; and

•	conduct research and development programs.

Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities, monetization of current and future assets, issuance of debt or debt-like securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•	significantly curtail or put on hold commercialization or development efforts of our product candidates or other operations;

•	obtain funds through entering into collaboration agreements on unattractive terms; and/or

•	delay, postpone or terminate planned clinical trials.

Contractual Obligations

The following table summarizes our long-term contractual obligations at December 31, 2017:

	Payments Due by Period
Contractual obligations	Total	2018	2019–2021	2022–2023	Thereafter
	(in thousands)
Operating leases(1)	$7,609	$959	$3,804	$2,730	$116
Purchase obligations(2)	200	—	200	—	—
Principal payments on long-term debt(3)	19,984	7,727	12,257	—	—
Interest payments on long-term debt	2,420	1,623	797	—	—
Repayment of liability related to the sale of future royalties	194,873	604	34,619	40,172	119,478
Total contractual obligations	$225,086	$10,913	$51,677	$42,902	$119,594

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

(3)          The Amended and Restated Loan and Security Agreement dated as of March 2, 2017 includes a $1.3 million end of term payment due on maturity of the loan, in March 2020, which is included in the table above. See Note 7 “Long-Term Debt” for additional information.

Operating leases

In December 2011, we entered into a non-cancelable lease agreement, or the Existing Lease, for approximately 13,787 square feet of office and laboratory facilities in Redwood City, California, or the Current Premises, which serve as our headquarters, effective April 2012. Rent expense from the facility lease is recognized on a straight-line basis from the inception of the lease in December 2011, the early access date, through the end of the lease.

In May 2014, we entered into an amendment, or the First Amendment, to the Existing Lease. Pursuant to the First Amendment, the term of the Existing Lease was extended for a period of twenty (20) months and twenty-two (22) days and expiring January 31, 2018, or the Expiration Date, unless sooner terminated pursuant to the terms of the Existing Lease. In addition, the First Amendment included a new lease on an additional approximate 12,106 square feet of office space, or the Expansion Space, which is adjacent to the Current Premises. The new lease for the Expansion Space has a term of 42 months commencing on August 1, 2014, and expiring on the Expiration Date.

In October 2015, we executed an agreement to sublease 11,871 square feet of the Expansion Space for a term of 26 months commencing on December 1, 2015. The sublessee is entitled to abatement of the first two monthly installments of rent. Subsequent monthly installments of rent start at a rental rate of $2.05 per square foot (subject to agreed nominal increases).

In June 2017, we entered into an amendment, or the Second Amendment, to the Existing Lease, and as amended by the First and Second Amendments, the Lease, with Metropolitan Life Insurance Company, or the Landlord, for the Current Premises and the Expansion Space, approximately 25,893 square feet located at 301 – 351 Galveston Drive, Redwood City, California. Pursuant to the Second Amendment, the term of the Lease has been extended for a period of seventy-two (72) months, or the Extended Term, beginning February 1, 2018 and expiring January 31, 2024, or the Expiration Date, unless sooner terminated pursuant to the terms of the Lease.

Pursuant to the Second Amendment, we will pay on a monthly basis annual rent of approximately $1.2 million, with annual increases each 12-month period beginning February 1st, and the first two months to be abated provided that we are not in default thereunder. In addition, we will pay the Landlord specified percentages of certain operating expenses related to the leased facility incurred by the Landlord.

Purchase obligations

Patheon

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon Pharmaceuticals, Inc., or Patheon, relating to the manufacture of sufentanil sublingual tablets, for use with ZALVISO. On August 22, 2017, we amended the Services Agreement with Patheon effective as of August 4, 2017, or the Amended Services Agreement, to include the manufacture of sufentanil sublingual tablets for use with DSUVIA.

Under the terms of the Amended Services Agreement, we have agreed to purchase, subject to Patheon’s continued material compliance with the terms of the Amended Services Agreement, at least eighty percent (80%) of our sufentanil sublingual tablet requirements for ZALVISO in the United States, Canada and Mexico from Patheon. Also under the terms of the Amended Services Agreement, Patheon will manufacture, supply, and provide certain validation and stability services for DSUVIA intended for marketing and sale in the United States, Canada and Mexico, and their respective territories, the European Union, Switzerland, Liechtenstein, Norway, Iceland and Australia. The term of the Amended Services Agreement has been extended until December 31, 2019, and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice.

We also entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement, with Patheon. Under the terms of the Capital Agreement, as amended in January 2014, or the Amended Capital Agreement, we have made and have the option to make certain future modifications to Patheon’s Cincinnati facility and which would be our responsibility. If additional equipment and facility modifications are required to meet our Product needs, we may be required to contribute to the cost of such additional equipment and facility modifications. Under the Amended Capital Agreement, we made payments in 2012 and 2013 totaling $480,000 to Patheon to partially offset taxes incurred and paid by Patheon in connection with facility modifications already completed by Patheon. We can seek reimbursement from Patheon for these payments if we receive approval from the U.S. Food and Drug Administration for ZALVISO. The Amended Capital Agreement further requires that we pay a maximum “overhead fee” of $200,000 annually during the term of the Services Agreement, which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Services Agreement and pre-existing development agreements with Patheon. No fee was due in 2015, 2016 or 2017 based on the amount of revenues earned by Patheon from AcelRx in 2014, 2015, and 2016, respectively. In addition, no payment will be due to Patheon in 2018, as we met the annual revenue threshold in 2017. The potential purchase obligation commitment in 2019 is reflected in the contractual obligations table above.

Long-term debt

Amended and Restated Loan and Security Agreement

On December 16, 2013, we entered into an Amended and Restated Loan and Security Agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., together, the Lenders, or the Original Loan Agreement, under which we may borrow up to $40.0 million in three tranches. On September 24, 2014, we entered into Amendment No. 1 to the Original Loan Agreement. Amendment No. 1 extended the time period under which we could draw down the third tranche, of up to $15.0 million, from March 15, 2015 to August 1, 2015, subject to AcelRx obtaining approval for ZALVISO from the FDA. We did not receive FDA approval of ZALVISO by August 1, 2015 and as such, did not have access to the third tranche. On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Original Loan Agreement with the Lenders. Amendment No. 2 included an interest only period from October 1, 2015 through March 31, 2016, with the potential for further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. On September 30, 2016, we entered into Amendment No. 3 to the Original Loan Agreement which, among other things, extended the interest only period from October 1, 2016 to April 1, 2017. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term note with an additional six month interest only period. The scheduled maturity date is March 2020. Refer to Note 7 “Long-Term Debt” for additional information.

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

Off-Balance Sheet Arrangements

Through December 31, 2017, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of December 31, 2017, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our Consolidated Balance Sheets, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

In addition, domestic and international equity markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue, and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary and our stock price may further decline. In addition, we maintain significant amounts of cash and cash equivalents that are not federally insured. We cannot provide assurance that we will not experience losses on these investments.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Form 10-K beginning with page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of
December 31, 2017.

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

3. Management has assessed the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting as of December 31, 2017 and has concluded that such internal control over financial reporting was effective.

OUM & Co. LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended December 31, 2017.

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable, not absolute, assurance that the objectives of the control system are met. We continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AcelRx Pharmaceuticals, Inc.

Redwood City, California

Opinion on Internal Control over Financial Reporting

We have audited AcelRx Pharmaceutical, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ OUM & CO. LLP

San Francisco, California

March 8, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors," "Board of Directors Meetings and Committees—Board Committees" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2018 Annual Meeting of Stockholders. The information required by Section 16(a) is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

(b) Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.3	Second Amended and Restated Investors’ Rights Agreement, among the Registrant and certain of its security holders, dated as of November 23, 2009.	S-1	333-170594	4.3	11/12/2010

4.4	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P., dated as of December 16, 2013.	10-K	001-35068	4.4	3/17/2014

4.5	Warrant to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc., dated as of December 16, 2013.	10-K	001-35068	4.5	3/17/2014

4.6	Form of Warrant issued to certain purchasers pursuant to the Securities Purchase Agreement dated May 29, 2012, between the Registrant and the purchasers identified therein.	8-K	001-35068	4.8	5/30/2012

4.7	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 17, 2015.	10-Q	001-35068	4.7	11/3/2015

4.8	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology Growth Capital, Inc. dated as of September 17, 2015.	10-Q	001-35068	4.8	11/3/2015

4.9	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Technology II, L.P. dated as of September 30, 2016.	10-Q	001-35068	4.9	11/2/2016

4.10	Warrant Modification Agreement to Purchase Common Stock of the Registrant, issued to Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., dated as of September 30, 2016.	10-Q	001-35068	4.10	11/2/2016

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	1/7/2011

10.2+	2006 Stock Plan, as amended.	S-1	333-170594	10.2	11/12/2010

10.3+	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice under 2006 Stock Plan.	10-K	001-35068	10.3	3/30/2011

10.4+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	2/24/2011

10.5+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	3/30/2011

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	3/30/2011

10.7+	2011 Employee Stock Purchase Plan.	S-8	333-172409	99.6	2/24/2011

10.8	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011.	10-K	001-35068	10.9	3/23/2012

10.9	Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated May 2, 2014	8-K	001-35068	10.1	5/7/2014

10.10	Second Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated June 14, 2017	8-K	001-35068	10.1	6/20/2017

10.11	Consent and Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of December 16, 2013, and amended as of September 24, 2014, among the Registrant, Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc.	10-Q	001-35068	10.8	11/3/2015

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.12	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of December 16, 2013, and amended as of September 30, 2016, among the Registrant, Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc.	10-Q	001-35068	10.2	11/2/2016

10.13+	Amended and Restated Offer Letter between the Registrant and Larry Hamel, dated December 31, 2010.	S-1	333-170594	10.14	1/7/2011

10.14+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	1/7/2011

10.15+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	1/7/2011

10.16+	Offer Letter between the Registrant and Jane Wright-Mitchell, dated June 13, 2014.	10-K	001-35068	10.18	3/13/2015

10.17+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	5/8/2017

10.18+	Separation Agreement and General Release of Claims between Timothy E. Morris and the Registrant, effective as of June 5, 2017.	10-Q	001-35068	10.1	8/2/2017

10.19+	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	7/19/2017

10.20+	Non-Employee Director Compensation Policy.

10.21+	2017 Cash Bonus Plan Summary.	8-K	001-35068	10.1	2/9/2017

10.22+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	2/9/2017

10.23	Supply Agreement between the Registrant and Mallinckrodt LLC, effective as of May 31, 2013.	10-Q	001-35068	10.1	11/5/2013

10.24#	Manufacture and Supply Agreement between the Registrant and Grünenthal GmbH, effective as of December 16, 2013.	10-K	001-35068	10.28	3/17/2014

10.25#	Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of December 16, 2013.	10-K	001-35068	10.29	3/17/2014

10.26#	First Amendment to the Manufacture and Supply Agreement between the Registrant and Grünenthal GmbH, effective as of July 17, 2015.	10-Q	001-35068	10.2	11/3/2015

10.27#	First Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of July 17, 2015.	10-Q	001-35068	10.1	11/3/2015

10.28	Second Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of September 20, 2016.	10-Q	001-35068	10.1	11/2/2016

10.29	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q	001-35068	10.1	5/8/2013

10.30	Amended and Restated Capital Expenditure Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q	001-35068	10.2	5/8/2013

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.31	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement, between the Registrant and Patheon Pharmaceuticals, Inc. effective as of January 30, 2014.	10-Q	001-35068	10.4	5/8/2014

10.32#	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of January 19, 2016.	10-Q	001-35068	10.6	5/2/2016

10.33#	Amendment #2 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of August 4, 2017.	10-Q	001-35068	10.1	11/9/2017

10.34#	Award/Contract between the Registrant and the U.S. Army Medical Research and Materiel Command, dated May 11, 2015.	10-Q	001-35068	10.2	8/4/2015

10.35	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective August 6, 2015.	10-Q	001-35068	10.3	11/3/2015

10.36	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective August 12, 2015.	10-Q	001-35068	10.4	11/3/2015

10.37	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective September 4, 2015.	10-Q	001-35068	10.5	11/3/2015

10.38#	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective January 22, 2016.	10-Q	001-35068	10.4	5/2/2016

10.39	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective March 3, 2016.	10-Q	001-35068	10.5	5/2/2016

10.40	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective June 14, 2016.	10-Q	001-35068	10.3	7/29/2016

10.41#	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015.	10-Q	001-35068	10.6	11/3/2015

10.42#	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of the Registrant) and PDL BioPharma, Inc., dated as of September 18, 2015.	10-Q	001-35068	10.7	11/3/2015

10.43	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	6/21/2016

10.44	Amended and Restated Loan and Security Agreement among the Registrant, Hercules Technology II, L.P., Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., dated as of March 2, 2017.	10-K	001-35068	10.43	3/3/2017

21.2	Subsidiaries of the Registrant.

23.1	Consent of OUM & Co., LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with a “***” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
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

Date: March 8, 2018	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Vincent J. Angotti
Vincent J. Angotti Chief Executive Officer and Director (Principal Executive Officer)

/s/ Raffi M. Asadorian
Raffi M. Asadorian Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent J. Angotti and Raffi M. Asadorian, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vincent J. Angotti	Chief Executive Officer and Director	March 8, 2018
Vincent J. Angotti	(Principal Executive Officer)

/s/ Raffi M. Asadorian	Chief Financial Officer	March 8, 2018
Raffi M. Asadorian	(Principal Financial and Accounting Officer)

/s/ Adrian Adams	Chairman	March 8, 2018
Adrian Adams

/s/ Pamela P. Palmer, M.D., Ph.D.	Director	March 8, 2018
Pamela P. Palmer, M.D., Ph.D.

/s/ Mark G. Edwards	Director	March 8, 2018
Mark G. Edwards

/s/ Stephen J. Hoffman, Ph.D., M.D.	Director	March 8, 2018
Stephen J. Hoffman, Ph.D., M.D.

/s/ Richard Afable, M.D.	Director	March 8, 2018
Richard Afable, M.D.

/s/ Howard B. Rosen	Director	March 8, 2018
Howard B. Rosen

/s/ Mark Wan	Director	March 8, 2018
Mark Wan

ACELRX PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AcelRx Pharmaceuticals, Inc.

Redwood City, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AcelRx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California

March 8, 2018

We have served as the Company's auditor since 2015.

AcelRx Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$52,902	$80,310
Short-term investments	7,567	—
Accounts receivable, net	1,533	5,833
Inventories	956	2,154
Prepaid expenses and other current assets	455	756
Total current assets	63,413	89,053
Property and equipment, net	11,051	10,712
Restricted cash	178	178
Long-term tax receivable	703	—
Other assets	207	50
Total Assets	$75,552	$99,993

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,424	$1,558
Accrued liabilities	3,543	4,595
Long-term debt, current portion	7,727	2,912
Deferred revenue, current portion	362	362
Liability related to the sale of future royalties, current portion	604	764
Total current liabilities	13,660	10,191
Deferred rent, net of current portion	378	43
Long-term debt, net of current portion	11,369	18,637
Deferred revenue, net of current portion	3,463	3,824
Liability related to the sale of future royalties, net of current portion	82,984	72,223
Contingent put option liability	207	124
Warrant liability	—	288
Total liabilities	112,061	105,330

Commitments and Contingencies:
Stockholders’ Deficit:
Common stock, $0.001 par value—100,000,000 shares authorized as of December 31, 2017 and December 31, 2016; 50,899,154 and 45,333,790 shares issued and outstanding as of December 31, 2017 and December 31, 2016	51	45
Additional paid-in capital	261,310	240,977
Accumulated deficit	(297,870)	(246,362)
Accumulated other comprehensive income	—	3
Total stockholders’ deficit	(36,509)	(5,337)
Total Liabilities and Stockholders’ Deficit	$75,552	$99,993

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration agreement	$7,143	$6,440	$14,857
Contract and other	852	10,917	4,406
Total revenue	7,995	17,357	19,263
Operating costs and expenses:
Cost of goods sold	10,659	12,315	1,770
Research and development	19,409	21,402	22,488
General and administrative	16,609	15,597	14,203
Restructuring costs	—	—	756
Total operating costs and expenses	46,677	49,314	39,217
Loss from operations	(38,682)	(31,957)	(19,954)
Other (expense) income:
Interest expense	(3,316)	(2,770)	(2,977)
Interest income and other income (expense), net	510	918	1,720
Non-cash interest expense on liability related to sale of future royalties	(10,721)	(9,382)	(2,428)
Total other (expense) income	(13,527)	(11,234)	(3,685)
Net loss before income taxes	(52,209)	(43,191)	(23,639)
Benefit (provision) for income taxes	701	34	(760)
Net loss	(51,508)	(43,157)	(24,399)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(3)	4	3
Comprehensive loss	$(51,511)	$(43,153)	$(24,396)
Net loss per share of common stock, basic	$(1.10)	$(0.95)	$(0.55)
Net loss per share of common stock, diluted	$(1.10)	$(0.95)	$(0.60)
Shares used in computing net loss per share of common stock, basic	46,883,535	45,313,118	44,300,099
Shares used in computing net loss per share of common stock, diluted –see Note 14	46,883,535	45,313,118	44,468,440

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2014	43,712,363	$43	$225,423	$(178,806)	$(4)	$46,656
Stock-based compensation	—	—	5,010	—	—	5,010
Issuance of common stock upon exercise of stock options	938,497	1	2,769	—	—	2,770
Issuance of common stock upon exercise of stock warrants	527,101	1	2,543	—	—	2,544
Modification of warrants	—	—	100	—	—	100
Issuance of common stock upon ESPP purchase	95,811	—	429	—	—	429
Change in unrealized gains and losses on investments	—	—	—	—	3	3
Net loss	—	—	—	(24,399)	—	(24,399)
Balance as of December 31, 2015	45,273,772	45	236,274	(203,205)	(1)	33,113
Stock-based compensation	—	—	4,479	—	—	4,479
Modification of warrants	—	—	45	—	—	45
Issuance of common stock upon ESPP purchase	60,018	—	179	—	—	179
Change in unrealized gains and losses on investments	—	—	—	—	4	4
Net loss	—	—	—	(43,157)	—	(43,157)
Balance as of December 31, 2016	45,333,790	45	240,977	(246,362)	3	(5,337)
Stock-based compensation	—	—	4,294	—	—	4,294
Net proceeds from issuance of common stock in connection with equity financings	5,401,099	6	15,688	—	—	15,694
Issuance of common stock upon exercise of stock options	69,372	—	105	—	—	105
Issuance of common stock upon ESPP purchase	94,893	—	246	—	—	246
Change in unrealized gains and losses on investments	—	—	—	—	(3)	(3)
Net loss	—	—	—	(51,508)	—	(51,508)
Balance as of December 31, 2017	50,899,154	$51	$261,310	$(297,870)	$—	$(36,509)

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,508)	$(43,157)	$(24,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(151)	(7)	—
Non-cash interest expense on liability related to royalty monetization	10,721	9,382	2,428
Depreciation and amortization	1,744	2,052	1,984
Non-cash interest expense related to debt financing	1,265	877	897
Stock-based compensation	4,294	4,479	5,010
Revaluation of put option and PIPE warrant liabilities	(205)	(767)	(2,136)
Loss on disposal and impairment of property and equipment	12	—	573
Inventory impairment charge	369	—	—
Other	(5)	17	114
Changes in operating assets and liabilities:
Accounts receivable	4,300	(2,547)	(3,286)
Inventories	920	(1,688)	(466)
Prepaid expenses and other assets	175	975	(783)
Restricted cash	—	—	72
Tax receivable	(703)	—	—
Accounts payable	309	(437)	(786)
Accrued liabilities	(1,301)	639	325
Deferred revenue	(361)	989	784
Deferred rent	360	(202)	(284)
Net cash used in operating activities	(29,765)	(29,395)	(19,953)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,405)	(3,720)	(1,456)
Purchase of investments	(7,565)	(996)	(7,266)
Proceeds from maturities of investments	—	6,525	16,925
Net cash (used in) provided by investing activities	(9,970)	1,809	8,203
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of future royalties	—	—	61,184
Payment of long-term debt	(3,514)	—	(4,534)
Payment of debt modification transaction costs	(204)	(205)	(215)
Net proceeds from issuance of common stock in connection with equity financings	15,694	—	—
Net proceeds from issuance of common stock through equity plans	351	179	3,199
Net cash provided by (used in) financing activities	12,327	(26)	59,634
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,408)	(27,612)	47,884
CASH AND CASH EQUIVALENTS—Beginning of period	80,310	107,922	60,038
CASH AND CASH EQUIVALENTS—End of period	$52,902	$80,310	$107,922
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,043	$1,893	$2,115
Income taxes (refunded) paid	$2	$(55)	$782
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock upon cashless exercise of warrants	$—	$—	$2,544
Modification of warrants for common stock	$—	$45	$100
Purchases of property and equipment in Accounts payable	$89	$532	$98
Purchases of property and equipment in Accrued liabilities	$133	$—	$—

See notes to consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

The Company

AcelRx Pharmaceuticals, Inc., or the Company or AcelRx, was incorporated in Delaware on July 13, 2005 as SuRx, Inc., and in January 2006, the Company changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in Redwood City, California.

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. AcelRx’s lead product candidate, DSUVIA™ (known as DZUVEO outside of the United States), and its follow-on product candidate, ZALVISO®, each utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration. Subject to obtaining regulatory approvals, AcelRx anticipates developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States by itself, and potentially, in certain European Economic Area, or EEA, countries with strategic partners. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. AcelRx intends to seek regulatory approval for ZALVISO in the United States and, if successful, potentially promote ZALVISO either by itself or with strategic partners.

DSUVIA

DSUVIA, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. DSUVIA was initially developed at the request of the U.S. Department of Defense as a replacement for injections of morphine on the battlefield. In addition to the military application, AcelRx is developing DSUVIA for the treatment of patients suffering from moderate-to-severe acute pain in multiple settings, such as emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based or hospital-based procedures; patients being treated and transported by paramedics. The Company completed the Phase 3 clinical program for DSUVIA and in February 2017 a New Drug Application, or NDA, was accepted for filing by the U.S. Food and Drug Administration, or FDA, for DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional in medically supervised settings. On October 12, 2017, the Company received a Complete Response Letter, or CRL, from the FDA regarding its NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, while the safety database was suitable in number of patients, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed labelling. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use, or DFU, to address use-related errors, including dropped tablets, which changes would need to be validated through a Human Factors, or HF, study. The Company had a Type A post-action meeting with the FDA on January 26, 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA, which the Company expects to resubmit in the second quarter of 2018, following the completion of an HF study to validate the revised DFU. In March 2017, the European Medicines Agency, or EMA, notified the Company that the DZUVEO (sufentanil sublingual tablet, 30 mcg) Marketing Authorisation Application, or MAA, has passed validation, and that the scientific review of the MAA is underway. The MAA for DZUVEO (formerly known as ARX-04) was filed for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting. AcelRx expects an opinion on the MAA from the Committee for Medicinal Products for Human Use, or CHMP, in the first half of 2018.

ZALVISO

ZALVISO delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia, or PCA, system. ZALVISO is approved in the EEA, Norway, Iceland and Liechtenstein and is in late-stage development in the U.S. The Company had initially submitted to the FDA an NDA seeking approval for ZALVISO in September 2013 but received a CRL on July 25, 2014. Subsequently, the FDA requested an additional clinical study, IAP312, designed to evaluate the effectiveness of changes made to the functionality and usability of the ZALVISO device and to take into account comments from the FDA on the study protocol. In the IAP312 study, for which top-line results were announced in August 2017, ZALVISO met safety, satisfaction and device usability expectations. These results will supplement the three Phase 3 trials already completed in the ZALVISO NDA resubmission. The Company plans to resubmit the NDA for ZALVISO in the second half of 2018.

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

Grünenthal has begun its commercial launch of ZALVISO in the European Union. Royalty revenues and non-cash royalty revenues from the commercial sales of ZALVISO in the EU are expected to be minimal for 2018.

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

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year's presentation. In particular, the amounts reported in the Consolidated Statements of Cash Flows as “Amortization of premium/discount on investments, net” have been reclassified to “Other” for the years ended December 31, 2016 and December 31, 2015.

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

Concentration of Risk

The Company invests cash that is currently not being used for operational purposes in accordance with its investment policy in debt securities of U.S. government sponsored agencies and overnight deposits. The Company is exposed to credit risk in the event of default by the institutions holding the cash equivalents and available-for-sale securities to the extent recorded on the Consolidated Balance Sheets.

The Company relies on a single third-party supplier for the supply of sufentanil, the active pharmaceutical ingredient in ZALVISO, and various sole-source third-party contract manufacturer organizations to manufacture the ZALVISO drug cartridge and device components, including the controller, the dispenser kit and the accessories.

To date, the Company has had only two customers. These two customers account for 100% of the revenues for the years ended December 31, 2017, 2016 and 2015. One of these customers accounted for 79% of the accounts receivable balance as of December 31, 2017, while the other customer accounted for 71% and 84% of the accounts receivable balance as of December 31, 2016 and 2015, respectively.

The Company has not experienced any losses with respect to the collection of its accounts receivable and believes that the entire accounts receivable balance as of December 31, 2017 is collectible.

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

The Company's policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. During the year ended December 31, 2017, the Company recorded an inventory impairment charge of $0.4 million, primarily for ZALVISO raw materials inventory on hand, plus related purchase commitments. Because selling prices to Grünenthal are set to recover only direct costs with minimal mark up, all inventories are carried at net realizable value.

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets and, if indicators of asset impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through an analysis of the undiscounted future expected operating cash flows. If impairment is indicated, the Company records the amount of such impairment for the excess of the carrying value of the asset over its estimated fair value. For example, purchased equipment and manufacturing-related facility improvements the Company has made at Patheon’s facility in Ohio, are utilized for continued research and development, commercial manufacturing of ZALVISO for Grünenthal and potential commercialization of its other product candidates. If the Company does not receive regulatory approval for its other product candidates, the Company may determine that it is no longer probable that the Company will realize the future economic benefit associated with the costs of these assets through future manufacturing activities, and if so, the Company would record an impairment charge associated with these assets. As of September 30, 2015, the Company remeasured on a non-recurring basis a portion of its leasehold improvements in its corporate offices using Level III valuation techniques. The write down to fair value of these long-lived assets resulted in an impairment charge of $0.5 million in the year ended December 31, 2015, which was recorded in interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss. As of December 31, 2017, the Company has not written down any additional long-lived assets as a result of impairment.

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

AcelRx accounts for multiple-element arrangements in accordance with ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements, or ASC 605-25. The Company evaluates if the deliverables in the arrangement represent separate units of accounting. In determining the units of accounting, AcelRx evaluates certain criteria, including whether the deliverables have value to our customers on a stand-alone basis. Factors considered in this determination include whether the deliverable is proprietary to the Company, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items, and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting.

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

Contract and Other Revenue

In May 2015, the Company entered into the DoD Contract with the USAMRMC to support the development of DSUVIA. The DoD Contract provides for the reimbursement of qualified expenses for development, manufacturing, regulatory and clinical costs outlined in the contract in order to submit an NDA to the FDA, including reimbursement for certain personnel and overhead expenses, as defined under the terms of the contract. Revenue under the contract is recognized when the related qualified expenses are incurred. The Company is entitled to reimbursement of overhead costs associated with the study costs incurred under the DoD Contract. The Company estimates this overhead rate by utilizing forecasted expenditures. Final reimbursable overhead expenses are dependent on direct labor and direct reimbursable expenses throughout the life of the DoD Contract, and as a result, may increase or decrease based on actual expenses incurred.

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

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Estimates of expected life during the years ended December 31, 2016 and 2015, were primarily determined using the simplified method in accordance with guidance provided by the SEC. Such method was utilized as the Company did not believe its historical option exercise experience, which was limited, provided a reasonable basis upon which to estimate expected term. During this period, volatility was derived from historical volatilities of several public companies within AcelRx’s industry that were deemed to be comparable to AcelRx’s business because AcelRx had insufficient history on the volatility of its common stock relative to the expected life assumptions used by the Company. During the year ended December 31, 2017, the Company determined that its historical data provided a reasonable basis for estimating future behavior in regards to expected term and volatility, and as a result, began using its historical option exercise experience and the volatility of its common stock as the basis for these assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, during the years ended December 31, 2016 and 2015, the Company estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach, which did not have a material impact on its Consolidated Financial Statements.

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

Recently Adopted Accounting Pronouncement

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), which is part of the FASB's Simplification Initiative. The updated guidance simplifies the accounting for share-based payment transactions. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. Under this guidance, on a prospective basis, companies will no longer record excess tax benefits and certain tax deficiencies as additional paid-in capital. Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. Effective January 1, 2017, the Company adopted this updated guidance. Upon adoption, the Company recognized additional excess tax benefits as a deferred tax asset with a corresponding increase to our deferred tax asset valuation allowance, which did not result in a net impact to retained earnings, and elected to recognize forfeitures when they occur using a modified retrospective approach, which did not have a material impact on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory, which applies to all inventory measured using first-in, first-out (“FIFO”) or average cost. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 was adopted by the Company beginning in fiscal 2017, and did not have a material impact on its Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following remain unchanged immediately before and after the change of terms and conditions:

•	The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used),
•	The award’s vesting conditions, and
•	The award’s classification as an equity or liability instrument.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. Early adoption is permitted. The Company does not expect the amended guidance to have a material impact on its Consolidated Statements of Cash Flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to provide guidance on revenue recognition. ASU No. 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which provided for the adoption of the new standard for fiscal years beginning after December 15, 2017. Accordingly, ASU No. 2014-09 is effective for the Company in the first quarter of 2018. Early adoption up to the first quarter of 2017 was permitted. Upon adoption, ASU No. 2014-09 can be applied retrospectively to all periods presented or only to the most current period presented with the cumulative effect of changes reflected in the opening balance of retained earnings in the most current period presented. The FASB has also issued the following standards which clarify ASU No. 2014-09 and have the same effective date as the original standard:

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

The Company adopted the new standard effective January 1, 2018 under the modified retrospective transition method. The analysis identifying areas impacted by the new guidance is complete. The Company has completed its evaluation of its contract with the U.S. Department of Defense and the Amended Agreements with its collaboration partner Grünenthal, and the Company has determined that the impact of adoption of the new standard to its financial statements will not be material. In addition, there is no change to the units of accounting previously identified under legacy GAAP which are now considered performance obligations under the new guidance.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$29,765	$—	$—	$29,765
U.S. government agency securities	23,137	—	—	23,137
Total cash and cash equivalents	52,902	—	—	52,902

Marketable securities:
U.S. government agency securities	$7,567	$—	$—	$7,567
Total marketable securities	7,567	—	—	7,567

Total cash, cash equivalents and investments	$60,469	$—	$—	$60,469

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$49,833	$—	$—	$49,833
U.S. government agency securities	30,474	3	—	30,477
Total cash and cash equivalents	80,307	3	—	80,310
Total cash, cash equivalents and investments	$80,307	$3	$—	$80,310

None of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the years ended December 31, 2017 and 2016. There were no other-than-temporary impairments for these securities as of December 31, 2017 or 2016. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the years ended December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the contractual maturity of all investments held was less than one year.

 Fair Value Measurement

The Company’s financial instruments consist of Level II assets and Level III liabilities. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. As of December 31, 2017 and December 31, 2016, the Company held, in addition to Level II assets, a contingent put option liability associated with the Company’s Amended and Restated Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., collectively referred to as the Lenders, which amended and restated the Loan and Security Agreement dated as of June 29, 2011, which was classified as a Level III liability. On March 2, 2017, the Company entered into an Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. The Amended Loan Agreement amends and restates the Original Loan Agreement. See Note 7 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. As of December 31, 2016, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. For a detailed description, see Note 11 “Stockholders’ Equity”. The PIPE warrants were considered a liability and were valued using the Black-Scholes option-pricing model, the inputs for which included exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs could have a significant impact to the estimated fair value of the PIPE warrants.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,704	$—	$30,704	$—
Total assets measured at fair value	$30,704	$—	$30,704	$—

Liabilities
Contingent put option liability	$207	$—	$—	$207
Total liabilities measured at fair value	$207	$—	$—	$207

	As of December 31, 2016
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,477	$—	$30,477	$—
Total assets measured at fair value	$30,477	$—	$30,477	$—

Liabilities
PIPE warrants	$288	—	—	$288
Contingent put option liability	124	—	—	124
Total liabilities measured at fair value	$412	$—	$—	$412

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2017 and 2016 (in thousands):

Year Ended December 31, 2017
Fair value—beginning of period	$412
Expiration of fair value of PIPE warrants	(288)
Change in fair value of contingent put option associated with Original Loan Agreement	83
Fair value—end of period	$207

Year Ended December 31, 2016
Fair value—beginning of period	$1,179
Change in fair value of PIPE warrants	(625)
Change in fair value of contingent put option associated with Original Loan Agreement	(142)
Fair value—end of period	$412

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	As of December 31,
	2017	2016
Raw materials	$702	$1,126
Work-in-process	254	296
Finished goods	—	732
Inventories	$956	$2,154

The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. During the year ended December 31, 2017, the Company recorded an inventory impairment charge of $0.4 million, primarily for ZALVISO raw materials inventory on hand, plus related purchase commitments.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2017	2016
Laboratory equipment	$3,920	$3,775
Leasehold improvements	4,469	4,469
Computer equipment and software	241	266
Construction in process	9,703	7,816
Tooling	1,109	1,074
Furniture and fixtures	47	48
	19,489	17,448
Less accumulated depreciation and amortization	(8,438)	(6,736)
Property and equipment, net	$11,051	$10,712

Depreciation and amortization expense was $1.7 million, $2.1 million and $2.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. Property and equipment, net in the Consolidated Balance Sheets at December 31, 2017 and 2016, includes $0.3 million and $1.5 million, respectively, related to certain modifications the Company has made at Patheon Pharmaceutical Inc.’s, or Patheon’s, Cincinnati facility under the terms of the Capital Expenditure and Equipment Agreement, or the Capital Agreement.

5. U.S. Department of Defense Funding

On May 11, 2015, the Company entered into an award contract (referred to as the DoD Contract) supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or the USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to the Company in order to support the development of DSUVIA (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled single-dose applicator, or SDA, for the treatment of moderate-to-severe acute pain. Under the terms of the DoD Contract, the DoD has reimbursed the Company for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The DoD Contract gives the DoD the option to extend the term of the DoD Contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DoD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes were included within the current DoD Contract value. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; additional stability testing; and preparation for any FDA advisory committee meeting for DSUVIA. The amendment also extends the DoD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. At December 31, 2017, the additional activities as outlined under the DoD Contract through February 28, 2018 were substantially complete. On February 28, 2018, the DoD contract was amended to incorporate additional services in the amount of $0.5 million and to extend the contract period by twelve months through February 28, 2019. If DSUVIA is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the DoD Contract.

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the work performed under the DoD Contract, recorded as Contract and other revenue in the Consolidated Statements of Comprehensive Loss, was $0.9 million, $10.9 million and $4.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Collaboration Agreement

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

The Company received an upfront non-refundable cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014, and an additional $15.0 million milestone payment upon the EC approval of the MAA for ZALVISO, which was approved in September 2015. Under the Amended License Agreement, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of ZALVISO. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL in connection with the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties”. Unless earlier terminated, the Amended License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply the Product to Grünenthal. The Amended License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

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

At the time the Amended Agreements were executed, with the exception of the intellectual property license, these obligations remained partially undelivered. Additionally, the Company identified the following three performance deliverables under the License Amendment and the MSA Amendment: 1) the obligation to provide additional research and development services, 2) the obligation to provide ZALVISO demonstration device systems, and 3) the obligation to manufacture and deliver Product under the binding forecast. The Company determined that the License Amendment and MSA Amendment were modifications to the original Agreements.

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

The Company believes that none of the deliverables have VSOE, or sufficient TPE of selling price, as none of them have been sold separately by the Company, and as there is only limited information about third party pricing for similar deliverables. Accordingly, the Company developed BESP for each deliverable in order to allocate the noncontingent arrangement consideration to the units of accounting, based on current information available as of the modification date.

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

Below is a summary of revenue recognized under the Amended Agreements during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
License	$—	$—	$13,167
Product sales	6,673	5,742	—
Joint steering committee, research and development services and demonstration devices	269	688	1,690
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	151	7	—
Royalty revenue	50	3	—
Total	$7,143	$6,440	$14,857

As of December 31, 2017, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.5 million, respectively.

7. Long-Term Debt

Amended Loan and Security Agreement

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, the Lenders, or the Original Loan Agreement, under which the Company was provided the ability to borrow up to $40.0 million in three tranches. The loans were represented by secured convertible term promissory notes, collectively, the 2013 Notes. The Original Loan Agreement amended and restated the prior Loan and Security Agreement between the Company and the Lenders dated as of June 29, 2011. The Company borrowed the first tranche of $15.0 million upon closing of the transaction on December 16, 2013, and the second tranche of $10.0 million on June 16, 2014. The Company used approximately $8.6 million of the proceeds from the first tranche to repay its obligations under the prior Loan and Security Agreement with the Lenders. The Company recorded the new debt at an estimated fair value of $24.9 million as of December 31, 2014. In connection with the Original Loan Agreement, the Company issued a warrant to each Lender which, collectively, are exercisable for an aggregate of 176,730 shares of common stock and each carried an exercise price of $6.79 per share.

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

On September 30, 2016, the Company entered into Amendment No. 3 to the Original Loan Agreement with the Lenders. Among other things, Amendment No. 3 extended the interest-only period from October 1, 2016 to April 1, 2017. In connection with Amendment No. 3, the Company reduced the exercise price of the existing warrants held by the Lenders, which are exercisable for an aggregate of 176,730 shares of common stock, from the previous exercise price of $3.88 per share to $3.07 per share.

On March 2, 2017, the Company amended and restated the Original Loan Agreement with the Lenders, which is referred to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, the Company borrowed the first tranche of approximately $20.5 million upon closing of the transaction on March 2, 2017, which is represented by secured term promissory notes, or the Notes. The Company used all of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement, including a final payment of $1.7 million made on October 1, 2017. The interest rate is calculated at a rate equal to the greater of either (i) 9.55% plus the prime rate as reported from time to time in The Wall Street Journal minus 3.50%, and (ii) 9.55%. Payments under the Amended Loan Agreement were interest-only until October 1, 2017 followed by equal monthly payments of principal and interest through the scheduled maturity date of March 1, 2020. A final payment equal to 6.5% of the aggregate principal amount of loans funded under the Amended Loan Agreement, or End of Term Fee, or EOT Fee, will be due on the earliest of (i) the maturity date, (ii) prepayment in full of the loans (other than by a refinancing with Hercules) or (iii) the date on which the loans under the Amended Loan Agreement become due and payable. The Company’s obligations under the Amended Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges. This option is considered a contingent put option liability, as the holder of the loan has the ability to exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the Original Loan Agreement entered into on December 16, 2013 was considered an extinguishment, the contingent put option liability associated with the prior Loan and Security Agreement, which had an estimated fair value of $32 at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of December 31, 2017 and 2016, the estimated fair value of the contingent put option liability was $0.2 million and $0.1 million, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default, and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss.

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

The accrued balance due under the Amended Loan Agreement was $19.1 million at December 31, 2017 and was $21.5 million under the Original Loan Agreement at December 31, 2016. Interest expense related to the Amended Loan Agreement was $3.3 million for the year ended December 31, 2017 and was $2.8 million and $3.0 million under the Original Loan Agreement for the years ended December 31, 2016 and 2015, respectively.

Future Payments on Long-Term Debt

The following table summarizes our outstanding future payments associated with the Company’s long-term debt as of December 31, 2017 (in thousands):

2018	$9,350
2019	9,350
2020	3,704
Total payments	22,404
Less amount representing interest	(2,420)
Notes payable, gross	19,984
Unamortized portion of final payment	(741)
Unamortized discount on notes payable	(147)
Long-term debt	19,096
Less current portion of notes payable, including unamortized discount	(7,727)
Long-term debt, current portion	$11,369

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

The following table shows the activity within the liability account during the year ended December 31, 2017 (in thousands):

	Year ended December 31, 2017	Period from inception to December 31, 2017
Liability related to sale of future royalties — beginning balance	$72,987	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(120)	(127)
Non-cash interest expense recognized	10,721	22,531

Liability related to sale of future royalties as of December 31, 2017	83,588	83,588
Less: current portion	(604)	(604)
Liability related to sale of future royalties — net of current portion	$82,984	$82,984

Estimated non-cash royalty revenue of $31.0 thousand recognized in the fourth quarter of 2017 has not yet been remitted to PDL and therefore is not included in the table above.

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

9. Warrants

Amended and Restated Loan Agreement Warrants

In connection with the Original Loan Agreement, executed in December 2013, the Company issued warrants to the Lenders which were exercisable for an aggregate of 176,730 shares of common stock with an exercise price of $6.79 per share, or the Warrants. In connection with Amendment No. 2 to the Original Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders from the previous exercise price of $6.79 per share to $3.88 per share, or the First Warrant Amendments. In connection with Amendment No. 3 to the Original Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders from the previous exercise price of $3.88 per share to $3.07 per share, or the Second Warrant Amendments. Each Warrant may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of five years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants. The Company estimated the fair value of these Warrants as of the issuance date to be $1.1 million, which was used in the estimating of the fair value of the amended debt instrument and was recorded as equity. The fair value of the Warrants was calculated using the Black-Scholes option-valuation model, and was based on the original strike price of $6.79, the stock price at issuance of $9.67, the five-year contractual term of the warrants, a risk-free interest rate of 1.55%, expected volatility of 71% and 0% expected dividend yield. The Company estimated the fair value of the modification of the First Warrant Amendments, as of the issuance date to be $0.1 million, which was used in estimating the fair value of the amended debt instrument in September 2015 and was recorded as equity, as well as the Second Warrant Amendments, which fair value was estimated to be $45.0 thousand at the issuance date, and which was used in estimating the fair value of the amended debt instrument in September 2016 and was recorded as equity.

As of December 31, 2017, warrants to purchase 176,730 shares of common stock issued to the Lenders had not been exercised and were still outstanding. These warrants expire in December 2018.

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

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. The change in fair value for the years ended December 31, 2017, 2016 and 2015, which was recorded as other income, was $0.3 million, $0.6 million and $2.1 million, respectively.

During the year ended December 31, 2017, 512,456 warrants expired unexercised. During the year ended December 31, 2015, PIPE warrants to purchase 847,058 shares were net exercised for 527,101 shares of common stock.

10. Commitments and Contingencies

Operating Leases

In December 2011, the Company entered into a non-cancelable lease agreement with Metropolitan Life Insurance Company, or the Landlord, referred to as the Existing Lease, for approximately 13,787 square feet of office and laboratory facilities located at 301 Galveston Drive, Redwood City, California, or the Current Premises, which serve as the Company headquarters, effective April 2012. Rent expense from the facility lease is recognized on a straight-line basis from the inception of the lease in December 2011, the early access date, through the end of the lease.

In May 2014, the Company entered into an amendment, or the Lease Amendment, to the Existing Lease for the Current Premises. Pursuant to the Lease Amendment, the term of the Existing Lease was extended for a period of twenty (20) months and twenty-two (22) days and expiring on January 31, 2018, unless sooner terminated pursuant to the terms of the Existing Lease. In addition, the Lease Amendment included a new lease on an additional approximately 12,106 square feet of office space located at 351 Galveston Drive in Redwood City, California, or the Expansion Space, which is adjacent to the Current Premises. The new lease for the Expansion Space has a term of 42 months commencing on August 1, 2014, and expiring on January 31, 2018.

On October 2, 2015, the Company executed an agreement to sublease approximately 11,871 square feet of the Expansion Space for a term of 26 months commencing on December 1, 2015. The sublessee was entitled to abatement of the first two monthly installments of rent. Subsequent monthly installments of rent start at a rental rate of $2.05 per square foot (subject to agreed nominal increases). Minimum rents received under this sublease were $0.3 million for the year ended December 31, 2017 and are expected to be $25.0 thousand for the year ending December 31, 2018.

On June 14, 2017, the Company entered into a second amendment, or the Second Lease Amendment, to the Existing Lease, and as amended by the Second Lease Amendment, the Lease, with the Landlord, for approximately 25,893 square feet located at 301 – 351 Galveston Drive, Redwood City, California, or the Current Premises and the Expansion Space, together, the Premises. Pursuant to the Second Lease Amendment, the term of the Existing Lease has been extended for a period of seventy-two (72) months, or the Extended Term, beginning February 1, 2018 and expiring January 31, 2024, or the Expiration Date, unless sooner terminated pursuant to the terms of the Lease.

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

Rent expense was $0.6 million, $0.3 million and $0.6 million for the Premises during the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum payments under the Lease as of December 31, 2017, are as follows (in thousands):

Year Ending December 31:
2018	$959
2019	1,231
2020	1,268
2021	1,305
2022	1,345
Thereafter	1,501
Total minimum payments	$7,609

Litigation

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business. The Company does not have contingent liabilities established for any litigation matters.

11. Stockholders’ Equity

Common Stock

2016 ATM Agreement

On June 21, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, or 2016 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock having an aggregate offering price of up to $40.0 million, or the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Company will pay Cantor a commission rate in the low single digits on the aggregate gross proceeds from each sale of Shares and have agreed to provide Cantor with customary indemnification and contribution rights. During the year ended December 31, 2017, the Company issued and sold 5.4 million shares of common stock pursuant to the 2016 ATM Agreement, for which the Company received net proceeds of approximately $15.7 million, after deducting commissions, fees and expenses of $0.5 million.

Stock Plans

2006 Stock Plan

In August 2006, the Company established the 2006 Plan in which 342 shares of common stock were originally reserved for the issuance of incentive stock options, or ISOs, and nonstatutory stock options, or NSOs, to employees, directors or consultants of the Company. In February 2008, an additional 375 shares of common stock were reserved for issuance under the 2006 Plan and, in November 2009, an additional approximately 1.4 million shares of common stock were reserved for issuance under the 2006 Plan. Per the 2006 Plan, the exercise price of ISOs and NSOs granted to a stockholder who at the time of grant owns stock representing more than 10% of the voting power of all classes of the stock of the Company could not be less than 110% of the fair value per share of the underlying common stock on the date of grant. Effective upon the execution and delivery of the underwriting agreement for the Company’s IPO, no additional stock options or other stock awards may be granted under the 2006 Plan.

2011 Equity Incentive Plan

In January 2011, the Board of Directors adopted, and the Company’s stockholders approved, the 2011 Equity Incentive Plan, or 2011 Incentive Plan, as a successor to the 2006 Plan. The 2011 Incentive Plan became effective immediately upon the execution and delivery of the underwriting agreement for the IPO on February 10, 2011. As of February 10, 2011, no more awards may be granted under the 2006 Plan, although all outstanding stock options and other stock awards previously granted under the 2006 Plan will continue to remain subject to the terms of the 2006 Plan. The approximately 52 shares reserved under the 2006 Plan that remained available for future grant at the time of the IPO were transferred to the share reserve of the 2011 Incentive Plan.

The initial aggregate number of shares of the Company’s common stock that may be issued pursuant to stock awards under the 2011 Incentive Plan is approximately 1.9 million shares, which number was the sum of (i) 52 shares remaining available for future grant under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for the Company’s IPO, and (ii) an additional approximately 1.8 million new shares. Then, the number of shares of common stock reserved for issuance under the 2011 Incentive Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Board of Directors. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than 10 years. Options under the 2011 Equity Incentive Plan generally vest over four years, and all options expire after 10 years. The Company issues new shares for settlement of vested restricted stock units and exercises of stock options. The Company does not have a policy of purchasing its shares relating to its share-based programs.

2011 Employee Stock Purchase Plan

Additionally, in January 2011, the Board of Directors adopted, and the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan, or the ESPP, which also became effective immediately upon the execution and delivery of the underwriting agreement for the IPO.

Initially, 250 shares of the Company’s common stock were authorized for issuance under the ESPP pursuant to purchase rights granted to the Company’s employees or to employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lower of (1) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (2) a number of shares of common stock as determined by the Board of Directors. If a purchase right granted under the ESPP terminates without having been exercised, the shares of the Company’s common stock not purchased under such purchase right will be available for issuance under the ESPP.

As of December 31, 2017, 94,893 shares have been issued to employees and there are 1,041,249 shares available for issuance under the ESPP. The weighted average fair value of shares issued under the ESPP in 2017, 2016 and 2015 was $2.59, $2.98 and $4.48 per share, respectively.

12. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the ESPP as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Cost of goods sold	$324	$302	$67
Research and development	1,901	2,308	2,587
General and administrative	2,069	1,869	2,356
Total	$4,294	$4,479	$5,010

The following table summarizes option activity under the 2011 Plan and 2006 Plan:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2016	6,307,756	$5.00
Granted	3,007,155	2.99
Forfeited	(438,519)	4.28
Expired	(351,922)	7.31
Exercised	(69,372)	1.52
December 31, 2017	8,455,098	$4.25	7.1	$13
Vested and exercisable options—December 31, 2017	4,529,174	$5.11	5.56	$13
Vested and expected to vest—December 31, 2017	8,455,098	$4.25	7.1	$13

As of December 31, 2017, there were 2,368,992 shares available for future grant under the 2011 Plan. In January 2018, an additional 2,035,966 shares were authorized for issuance under the 2011 Incentive Plan.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2017 is summarized below:

			Options Outstanding			Options Vested and Exercisable
Exercise Prices			Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$1.20	-	$2.30	105,900	8.4	$2.13	38,400	$1.84
$2.40	-	$3.77	5,592,633	7.7	$3.10	1,948,300	$3.17
$3.92	-	$6.60	2,060,565	5.7	$5.45	1,880,190	$5.36
$8.18	-	$10.55	696,000	6.2	$10.28	662,284	$10.28
			8,455,098	7.1	$4.25	4,529,174	$5.11

The weighted average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $1.91, $2.24 and $2.69 per share, respectively. As of December 31, 2017, total stock-based compensation expense related to unvested options to be recognized in future periods was $7.1 million which is expected to be recognized over a weighted-average period of 2.6 years. The grant date fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $3.5 million, $3.9 million and $5.4 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2017 was $40 thousand. There were no option exercises during the year ended December 31, 2016, and the total intrinsic value of options exercised during the year ended December 31, 2015 was $1.3 million.

The Company used the following assumptions to calculate the fair value of each employee stock option:

	Year Ended December 31,
	2017			2016			2015
Expected term (in years)	5.70			5.25	-	6.25	5.25	-	6.25
Risk-free interest rate	1.82%	-	2.09%	1.24%	-	1.47%	1.35%	-	1.82%
Expected volatility	73%			80%			72%
Expected dividend rate	0%			0%			0%

13. Restructuring Costs

On March 19, 2015, the Board of Directors of the Company, in connection with its efforts to reduce operating costs, conserve capital, focus the Company's financial and development resources on working with the FDA to seek marketing approval for ZALVISO, and continuing development of DSUVIA, implemented a cost reduction plan. The cost reduction plan reduced the Company’s workforce by 19 employees, approximately 36% of total headcount, in the first quarter of 2015. Employee termination benefits related to this restructuring, are charged to restructuring costs in the Consolidated Statements of Comprehensive Loss, and totaled $0.8 million in the year ended December 31, 2015. The restructuring liability was fully disbursed as of December 31, 2015.

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

The PIPE warrants expired during the year ended December 31, 2017. During the year ended December 31, 2016, the exercise price of the PIPE warrants exceeded the average of AcelRx’s closing share price in the period. As a result, the PIPE warrants were anti-dilutive during the year ended December 31, 2016. However, during the year ended December 31, 2015, the PIPE warrants had a dilutive impact to net loss per share due to a lower share price at December 31, 2015, compared to the closing share price on December 31, 2014. The decrease in share price created a lower Black-Scholes value and lower liability for the PIPE warrants, which resulted in other income during the year ended December 31, 2015. The calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the PIPE warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the PIPE warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share amounts)
Numerator:
Net loss used to compute net loss per share
Basic	$(51,508)	$(43,157)	$(24,399)
Adjustments for change in fair value of warrant liability	—	—	(2,120)
Diluted	$(51,508)	$(43,157)	$(26,519)
Denominator:
Weighted average shares outstanding used to compute net loss per share:
Basic	46,883,535	45,313,118	44,300,099
Dilutive effect of warrants	—	—	168,341
Diluted	46,883,535	45,313,118	44,468,440
Net loss per share—basic	$(1.10)	$(0.95)	$(0.55)
Net loss per share—diluted	$(1.10)	$(0.95)	$(0.60)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
ESPP and stock options to purchase common stock	8,767,783	6,395,879	4,699,121
Convertible debt into common stock	—	553,763	553,763
Common stock warrants	176,730	692,611	180,155

15. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation and employee benefits	$2,190	$2,556
Inventory and other contract manufacturing accruals	511	1,218
Other accrued liabilities	842	821
Total accrued liabilities	$3,543	$4,595

16. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a matching contribution of up to 4% of the related compensation. Under the vesting schedule, employees have ownership in the matching Employer Contributions based on the number of years of vesting service completed. Company contributions were $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

17. Related Party Transaction

Stephen Hoffman is a Senior Advisor to PDL and a member of the Company's Board of Directors, or the Board. The Board was aware of Dr. Hoffman’s status as an interested party in the Royalty Monetization and Dr. Hoffman recused himself from all deliberations and actions taken by the Board with respect to the Royalty Monetization. Dr. Hoffman’s consulting compensation from PDL is composed, in part, of a success fee which is formula driven based on a minimum dollar value of deals and the total dollar value of the deals, his relative contribution to each of the concluded deals, and the total dollar value deployed in 2015. PDL estimates the amount attributable to the AcelRx transaction in the year ended December 31, 2015 to be approximately $0.3 million. The Company makes royalty payments to PDL in connection with the Royalty Monetization as described in Note 8 “Liability Related to Sale of Future Royalties.”

18. Income Taxes

The Company recorded a benefit for income taxes of $0.7 million during the year ended December 31, 2017, and a benefit for income taxes of $34.0 thousand during the year ended December 31, 2016. The Company recorded a provision for income taxes of $0.8 million during the year ended December 31, 2015.

The provision (benefit) for income taxes consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Current:
Federal	$(702)	$(39)
State	1	6
Total Current	(701)	(33)
Deferred:
Federal	—	(1)
State	—	—
Total Deferred	—	(1)
Provision (benefit) for income taxes	$(701)	$(34)

Net deferred tax assets as of December 31, 2017 and 2016 consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Deferred tax assets:
Accruals and other	$2,717	$3,746
Research credits	6,530	5,670
Net operating loss carryforward	31,064	36,224
Section 59(e) R&D expenditures	12,156	16,782
Deferred revenue	18,384	24,836
AMT credit	—	703
Total deferred tax assets	70,851	87,961
Valuation allowance	(70,851)	(87,961)
Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax at statutory federal rate	$(17,751)	$(14,685)	$(8,037)
State tax—net of federal benefit	350	(73)	2,853
PIPE Warrant liability	(70)	(260)	(726)
General Business credits	(316)	(360)	(455)
Stock Options	42	1,115	1,559
Other	51	33	73
Change in valuation allowance	(17,110)	14,196	5,493
Tax Reform – Tax Rate Change	34,103	—	—
Provision for income taxes	$(701)	$(34)	$760

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $17.1 million during year ended December 31, 2017 and increased by $14.2 million and $5.5 million during the years ended 2016 and 2015, respectively.

As of December 31, 2017, the Company had federal net operating loss carryforwards of $115.6 million, which begin to expire in 2029. As of December 31, 2017, the Company had state net operating loss carryforwards of $97.2 million, which begin to expire in 2028.

As of December 31, 2017, the Company had a federal alternative minimum tax credit carryover of $0.7 million which is now refundable under the tax reform enacted on December 22, 2017 and classified as a non-current receivable on the Company’s balance sheet.

As of December 31, 2017, the Company had federal research credit carryovers of $5.9 million, which begin to expire in 2026. As of December 31, 2017, the Company had state research credit carryovers of $3.6 million, which will carryforward indefinitely.

The Company has adopted ASU 2016-09 in calendar year end December 31, 2017. As a result of this adoption, the Company is reflecting the excess tax benefit related to share based compensation in the current year. The impact of this adoption results in a gross increase of $2.9 million and $2.0 million to federal and state NOLs respectively. The Company has recorded a full valuation allowance against its deferred tax assets.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research credits, to offset its post-change income may be limited. Based on an analysis performed by the Company as of December 31, 2013, it was determined that two ownership changes have occurred since inception of the Company. The first ownership change occurred in 2006 at the time of the Series A financing and, as a result of the change, $1.4 million in federal and state net operating loss carryforwards will expire unutilized. In addition, $26,000 in federal and state research and development credits will expire unutilized. The second ownership change occurred in July 2013 at the time of the underwritten public offering; however, the Company believes the resulting annual imposed limitation on use of pre-change tax attributes is sufficiently high that the limit itself will not result in unutilized pre-change tax attributes. If it is determined that an ownership change occurred post 2013, the Company’s tax attributes may be subject to limitation.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law resulting in significant changes to the Internal Revenue Code. The Act reduces the federal corporate income tax rate decrease from 35% to 21% effective for tax periods beginning after December 31, 2017, changes U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the untaxed cumulative foreign earnings and profits as of December 31, 2017. The Act also includes provisions for the elimination of the Alternative Minimum Tax, among other changes. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result has recorded $0.7 million as an additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount of $0.7 million related to the reversal of AMT credits which are now refundable credits under the provisions of the Act. The Company has remeasured the deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future. No provision or benefit has been recorded as the Company has recorded a full valuation allowance against its deferred tax assets. The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized benefit—beginning of period	$2,162	$1,939	$1,667
Gross decreases—prior period tax positions	—	—	—
Gross increases—current period tax positions	203	223	272
Unrecognized benefit—end of period	$2,365	$2,162	$1,939

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense and were immaterial. The Company files income tax returns in the United States and in California. The tax years 2005 through 2017 remain open in both jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

19. Unaudited Quarterly Financial Data (in thousands, except per share amounts)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2017. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2017				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$3,109	$2,659	$1,487	$740	$3,025	$4,531	$3,366		$6,435
Operating costs and expenses	$15,182	$12,600	$10,348	$8,547	$11,547	$12,853	$11,341		$13,573
Net income / (loss)	$(15,551)	$(13,059)	$(13,013)	$(9,885)	$(10,981)	$(11,092)	$(11,402)	$	(9,682)
Net income / (loss) per share (basic)	$(0.34)	$(0.29)	$(0.28)	$(0.20)	$(0.24)	$(0.24)	$(0.25)		$(0.21)
Net income / (loss) per share (diluted)	$(0.34)	$(0.29)	$(0.28)	$(0.20)	$(0.25)	$(0.24)	$(0.25)		$(0.21)