Form 10-Q
period 2018-03-31
ACELRX PHARMACEUTICALS INC
filed 2018-05-10
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

or

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

As of May 7, 2018, the number of outstanding shares of the registrant’s common stock was 51,320,598.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2018 (Unaudited)	December 31, 2017(1)
Assets
Current Assets:
Cash and cash equivalents	$43,603	$52,902
Short-term investments	7,573	7,567
Accounts receivable, net	772	1,533
Inventories	666	956
Prepaid expenses and other current assets	1,044	455
Total current assets	53,658	63,413
Property and equipment, net	11,067	11,051
Restricted cash	178	178
Long-term tax receivable	703	703
Other assets	207	207
Total Assets	$65,813	$75,552

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,300	$1,424
Accrued liabilities	2,213	3,543
Long-term debt, current portion	7,920	7,727
Deferred revenue, current portion	350	362
Liability related to the sale of future royalties, current portion	470	604
Total current liabilities	13,253	13,660
Deferred rent, net of current portion	494	378
Long-term debt, net of current portion	9,494	11,369
Deferred revenue, net of current portion	3,384	3,463
Liability related to the sale of future royalties, net of current portion	85,882	82,984
Contingent put option liability	186	207
Total liabilities	112,693	112,061

Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—100,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 50,991,444 and 50,899,154 shares issued and outstanding as of March 31, 2018 and December 31, 2017	51	51
Additional paid-in capital	262,531	261,310
Accumulated deficit	(309,462)	(297,870)
Total stockholders’ deficit	(46,880)	(36,509)
Total Liabilities and Stockholders’ Deficit	$65,813	$75,552

(1)

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Collaboration agreement revenue	$274	$3,027
Contract and other	69	82
Total revenue	343	3,109

Operating costs and expenses:
Cost of goods sold	1,114	4,125
Research and development	3,513	6,919
General and administrative	3,985	4,138
Total operating costs and expenses	8,612	15,182
Loss from operations	(8,269)	(12,073)
Other (expense) income:
Interest expense	(643)	(774)
Interest income and other income (expense), net	136	(146)
Non-cash interest expense on liability related to sale of future royalties	(2,816)	(2,558)
Total other expense	(3,323)	(3,478)
Net loss	(11,592)	(15,551)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	—	(5)
Comprehensive loss	$(11,592)	$(15,556)
Net loss per share of common stock, basic and diluted	$(0.23)	$(0.34)
Shares used in computing net loss per share of common stock, basic and diluted	50,930,943	45,348,255

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,592)	$(15,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(91)	(21)
Non-cash interest expense on liability related to royalty monetization	2,816	2,558
Depreciation and amortization	149	480
Non-cash interest expense related to debt financing	181	91
Stock-based compensation	1,080	1,144
Revaluation of put option and PIPE warrant liabilities	(21)	197
Other	(11)	(5)
Changes in operating assets and liabilities:
Accounts receivable	761	3,125
Inventories	290	302
Prepaid expenses and other assets	(550)	(323)
Accounts payable	786	652
Accrued liabilities	(1,265)	(51)
Deferred revenue	(91)	(90)
Deferred rent	184	(43)
Net cash used in operating activities	(7,374)	(7,535)
Cash flows from investing activities:
Purchase of property and equipment	(208)	(536)
Purchase of investments	(995)	—
Proceeds from maturities of investments	1,000	—
Net cash used in investing activities	(203)	(536)
Cash flows from financing activities:
Payment of long-term debt	(1,863)	—
Net proceeds from issuance of common stock through equity plans	141	93
Net cash (used in) provided by financing activities	(1,722)	93
Net decrease in cash, cash equivalents and restricted cash	(9,299)	(7,978)
Cash, cash equivalents and restricted cash—Beginning of period	53,080	80,488
Cash, cash equivalents and restricted cash—End of period	$43,781	$72,510

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	March 31,	March 31,
	2018	2017
Cash and cash equivalents	43,603	72,332
Restricted cash	178	178
Cash, cash equivalents and restricted cash shown in the statement of cash flows	43,781	72,510

Amounts included in restricted cash represent letters of credit required to be maintained under the Company’s facility lease and corporate credit card agreements as security for performance under these agreements. The letters of credit are secured by certificates of deposit in amounts equal to the letters of credit.

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. AcelRx’s lead product candidate, DSUVIA™ (known as DZUVEO™, and formerly ARX-04, outside of the United States), and its follow-on product candidate, Zalviso®, each utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration. DSUVIA, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. Zalviso delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia, or PCA, system. Subject to obtaining regulatory approvals, AcelRx anticipates developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States by itself, and potentially, in certain European Economic Area (which includes the 28 European Union, or EU, member states as well as Norway, Iceland and Liechtenstein), or EEA, countries with strategic partners. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in the EEA and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

DSUVIA

DSUVIA, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. DSUVIA is known as DZUVEO outside the United States. DSUVIA was initially developed at the request of the U.S. Department of Defense as a replacement for injections of morphine on the battlefield. In addition to the military application, AcelRx is developing DSUVIA for the treatment of patients suffering from moderate-to-severe acute pain in multiple settings, such as emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based or hospital-based procedures; patients being treated and transported by paramedics. The Company completed the Phase 3 clinical program for DSUVIA and in February 2017 a New Drug Application, or NDA, was accepted for filing by the U.S. Food and Drug Administration, or FDA, for DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional in medically supervised settings. In October 2017, the Company received a Complete Response Letter, or CRL, from the FDA regarding its NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, while the safety database was suitable in number of patients, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed labelling. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use, or DFU, to address use-related errors, including dropped tablets, which changes would need to be validated through a Human Factors, or HF, study. The Company had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, a proposal was discussed to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, the Company successfully completed the HF study to validate the revised DFU with no dropped tablets during the study and in May 2018, the Company announced the resubmission of the NDA for DSUVIA to the FDA. The Company anticipates a six-month review by the FDA with a projected Prescription Drug User Fee Act, or PDUFA, date in the fourth quarter of 2018.

The Company filed a Marketing Authorisation Application, or MAA, for DZUVEO (sufentanil sublingual tablet, 30 mcg) for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting with the European Medicines Agency, or EMA. In April 2018, the Company announced that the Committee for Medicinal Products for Human Use, or CHMP, had adopted a positive opinion on DZUVEO. The positive opinion of the EMA's CHMP will be reviewed by the European Commission, and a final decision on DZUVEO is anticipated in the third quarter of 2018.

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

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which grants Grünenthal rights to commercialize Zalviso PCA system, or the Product, in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia (collectively, the Territory) for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. In September 2015, the European Commission, or EC, approved the Marketing Authorisation Application, or MAA, previously submitted to the European Medicines Agency, or EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. The approval allows Grünenthal to market Zalviso in the EEA. Also on December 16, 2013, AcelRx and Grünenthal, entered into a related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, between the Company and Grünenthal, effective as of July 17, 2015, and together with the Amended License Agreement, the Amended Agreements.

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. Although Zalviso has been approved for sale in Europe, on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. As a result, the Company expects to continue to incur operating losses and negative cash flows.

Except as the context otherwise requires, when we refer to "we," "our," "us," the "Company" or "AcelRx" in this document, we mean AcelRx Pharmaceuticals, Inc., and its consolidated subsidiary. “DSUVIA” is a trademark, and “ACELRX” and “Zalviso” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ARPI LLC, which was formed in September 2015 for the sole purpose of facilitating the monetization transaction with PDL of the expected royalty stream and milestone payments due from the sales of Zalviso in Europe by the Company’s commercial partner, Grünenthal, pursuant to the Amended License Agreement, or the Royalty Monetization. All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 8 “Liability Related to Sale of Future Royalties” for additional information.

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

Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017, was derived from the Company’s audited financial statements as of December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Revenue Recognition

Beginning January 1, 2018, the Company has followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

The Company generates revenue from collaboration agreements. These agreements typically include payments for upfront signing or license fees, cost reimbursements for development and manufacturing services, milestone payments, product sales, and royalties on licensee’s future product sales.

The Company has entered into award contracts with U.S. Department of Defense, or the DoD, to support the development of DSUVIA. These contracts provide for the reimbursement of qualified expenses for research and development activities. Revenue under these arrangements is recognized when the related qualified research expenses are incurred. The Company is entitled to reimbursement of overhead costs associated with the study costs under the DoD arrangements. The Company estimates this overhead rate by utilizing forecasted expenditures. Final reimbursable overhead expenses are dependent on direct labor and direct reimbursable expenses throughout the life of each contract, which may increase or decrease based on actual expenses incurred.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include commercialization license rights, development services, services associated with the regulatory approval process, joint steering committee services, demo devices, manufacturing services, material rights for discounts on manufacturing services, and product supply.

The Company has optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future commercial product supply and optional research and development services at the customer’s or the Company’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, such material rights are accounted for as separate performance obligations. If the Company is entitled to additional payments when the customer exercises these options, any additional payments are recorded in revenue when the customer obtains control of the goods or services.

Transaction Price

The Company has both fixed and variable consideration. Non-refundable upfront fees and product supply selling prices are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Funding of research and development activities is considered variable until such costs are reimbursed at which point they are considered fixed. The Company allocates the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by the Company) is included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Allocation of Consideration

As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. Estimated selling prices for license rights and material rights for discounts on manufacturing services are calculated using an income approach model and can include the following key assumptions: the development timeline, sales forecasts, costs of product sales, commercialization expenses, discount rate, the time which the manufacturing services are expected to be performed, and probabilities of technical and regulatory success. For all other performance obligations, the Company uses a cost-plus margin approach.

Timing of Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. The Company estimates the performance period or measure of progress at the inception of the arrangement and re-evaluates it each reporting period. This re-evaluation may shorten or lengthen the period over which revenue is recognized. Changes to these estimates are recorded on a cumulative catch up basis. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. Revenue is recognized for products at a point in time and for licenses of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using the cost-to-cost input method.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2017. Aside from the adoption of ASC Topic 606 described below under “Recently Adopted Accounting Standards” and explained more fully above in “Revenue Recognition,” and in Note 4 “Adoption of ASC Topic 606, Revenue from Contracts with Customers” below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2018, from those previously disclosed in its 2017 Annual Report on Form 10-K.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to provide guidance on revenue recognition. In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively these are referred to as ASC Topic 606, which replaces all legacy GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In applying ASC Topic 606, companies need to use more judgment and make more estimates than under legacy guidance. This includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each distinct performance obligation. ASC Topic 606 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted one year earlier.

The Company adopted the new standard effective January 1, 2018 under the modified retrospective transition method, applying the new guidance to the most current period presented. Upon adoption, there was no change to the units of accounting previously identified under legacy GAAP, which are now considered performance obligations under the new guidance, and there was no change to the revenue recognition pattern for each performance obligation. Therefore, the adoption of the new standard resulted in no cumulative effect to the opening accumulated deficit balance.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following remain unchanged immediately before and after the change of terms and conditions:

●	The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used),
●	The award’s vesting conditions, and
●	The award’s classification as an equity or liability instrument.

ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for all entities. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The ASU will be applied prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 effective January 1, 2018 did not have a material effect on the Company’s results of operations, financial condition or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the condensed consolidated statement of cash flows. The ASU requires that the condensed consolidated statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the condensed consolidated statement of cash flows and the cash and equivalents balance presented on the condensed consolidated balance sheet. The Company adopted ASU No. 2016-18, and the guidance has been retrospectively applied to all periods presented. The adoption of the guidance did not have an impact on the Company’s condensed consolidated balance sheet or statement of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. The adoption of ASU 2016-15 effective January 1, 2018, did not have a material impact on the Company’s condensed consolidated statements of cash flows.

Recently Issued Accounting Standards

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$20,392	$—	$—	$20,392
U.S. government agency securities	23,211	—	—	23,211
Total cash and cash equivalents	$43,603	$—	$—	$43,603

Marketable securities:
U.S. government agency securities	$7,573	$—	$—	$7,573
Total marketable securities	$7,573	$—	$—	$7,573

Total cash, cash equivalents and investments	$51,176	$—	$—	$51,176

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$29,765	$—	$—	$29,765
U.S. government agency securities	23,137	—	—	23,137
Total cash and cash equivalents	$52,902	$—	$—	$52,902

Marketable securities:
U.S. government agency securities	$7,567	$—	$—	$7,567
Total marketable securities	$7,567	$—	$—	$7,567

Total cash, cash equivalents and investments	$60,469	$—	$—	$60,469

As of March 31, 2018 and December 31, 2017, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at March 31, 2018 or December 31, 2017. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three months ended March 31, 2018 and March 31, 2017.

As of March 31, 2018 and December 31, 2017, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level II assets and Level III liabilities. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. On March 2, 2017, the Company entered into an amended and restated loan agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules, which contains a contingent put option liability. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2018
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,784	$—	$30,784	$—
Total assets measured at fair value	$30,784	$—	$30,784	$—

Liabilities
Contingent put option liability	$186	$—	$—	$186
Total liabilities measured at fair value	$186	$—	$—	$186

	As of December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,704	$—	$30,704	$—
Total assets measured at fair value	$30,704	$—	$30,704	$—

Liabilities
Contingent put option liability	$207	$—	—	$207
Total liabilities measured at fair value	$207	$—	$—	$207

As of March 31, 2017, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants were considered a liability and were valued using the Black-Scholes option-pricing model, the inputs for which included exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs could have a significant impact to the estimated fair value of the PIPE warrants. The PIPE warrants expired in November 2017.

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

Three Months Ended March 31, 2018
Fair value—beginning of period	$207
Change in fair value of contingent put option associated with Amended Loan Agreement	(21)
Fair value—end of period	$186

Three Months Ended March 31, 2017
Fair value—beginning of period	$412
Change in fair value of PIPE warrants	7
Change in fair value of contingent put option associated with Amended Loan Agreement	190
Fair value—end of period	$609

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	Balance as of
	March 31, 2018	December 31, 2017
Raw materials	$666	$702
Work-in-process	—	254
Total	$666	$956

4. Adoption of ASC Topic 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. The adoption of the new revenue recognition guidance resulted in no changes to deferred revenue or the accumulated deficit as of January 1, 2018.

Revenue Recognition

As described in Note 1 “Organization and Summary of Significant Accounting Policies,” the Company has entered into the Amended Agreements with Grünenthal related to Zalviso. At March 31, 2018, approximately $3.7 million of the transaction price under the Amended Agreements is allocated to the discount on future manufacturing services, which the Company expects to be recognized through 2029.

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue Recognition.”

The following table presents changes in the Company’s contract liabilities for the three months ended March 31, 2018:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract Liabilities: Deferred Revenue	$3,825	$-	$(91)	$3,734

During the three months ended March 31, 2018, the Company recognized the following revenue (in thousands):

Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied – Amended Agreements	$91
New activities in the period from performance obligations satisfied:
Performance obligations satisfied – Amended Agreements	153
Total revenue from performance obligations satisfied	$244
Royalty revenue	30
Contract and other	69
Total revenue	$343

5. U.S. Department of Defense

On May 11, 2015, the Company entered into an award contract (referred to as the DoD Contract) supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or the USAMRMC, within the DoD, in which the DoD agreed to provide up to $17.0 million to the Company in order to support the development of DSUVIA (sufentanil sublingual tablet, 30 mcg), a proprietary, non-invasive, single-use tablet in a disposable, pre-filled single-dose applicator, or SDA, for the treatment of moderate-to-severe acute pain. Under the terms of the DoD Contract, the DoD has and continues to reimburse the Company for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The DoD Contract gives the DoD the option to extend the term of the DoD Contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DoD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. The costs for these changes were absorbed within the current DoD Contract value. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; additional stability testing; and preparation for any FDA advisory committee meeting for DSUVIA. The amendment also extends the DoD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. At December 31, 2017, the additional activities as outlined under the DoD Contract through February 28, 2018 were substantially complete. On February 28, 2018, the DoD contract was amended to incorporate additional services in the amount of $0.5 million and to extend the contract period by twelve months through February 28, 2019. If DSUVIA is approved by the FDA, the DoD has the option to purchase a certain number of units of commercial product pursuant to the terms of the DoD Contract.

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development performed under the DoD Contract, recorded as contract and other revenue in the condensed consolidated statements of comprehensive loss, was $0.1 million for each of the three months ended March 31, 2018 and 2017.

6. Collaboration Agreement

As described in Note 1 “Organization and Summary of Significant Accounting Policies,” the Company has entered into the Amended Agreements with Grünenthal related to Zalviso.

Amended License Agreement

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

Amended MSA

Under the terms of the Amended MSA, the Company will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. The Product will be supplied at prices approximating the Company’s manufacturing cost, subject to certain caps, as defined in the MSA Amendment. The MSA Amendment requires the Company to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and, under certain specified conditions, permits Grünenthal to use a third-party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

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

In the three months ended March 31, 2018, the Company recognized $0.3 million in revenue under the Amended Agreements, $0.1 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue. In the three months ended March 31, 2017, the Company recognized $3.0 million in revenue under the Amended Agreements, primarily product sales revenue. As of March 31, 2018, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.4 million, respectively. The deferred revenue balance consists primarily of the significant and incremental discount on manufacturing services, which is being recognized on a straight-line basis over the period such discount is made available to Grünenthal, which began in February 2016 and is estimated to continue through 2029.

7. Long-Term Debt

Amended Loan Agreement

The Company has long-term debt with Hercules under the Amended Loan Agreement that requires equal monthly payments of principal and interest through the scheduled maturity date of March 1, 2020. A final payment equal to 6.5% of the aggregate principal amount of $20.5 million in loans funded under the Amended Loan Agreement, or the End of Term Fee, will be due on the earliest of (i) the maturity date, (ii) prepayment in full of the loans (other than by a refinancing with Hercules) or (iii) the date on which the loans under the Amended Loan Agreement become due and payable.

The accrued balance due under the Amended Loan Agreement was $17.4 million at March 31, 2018 and $19.1 million at December 31, 2017. Interest expense related to the Amended Loan Agreement was $0.6 million, $0.2 million of which represented amortization of the debt discount, for the three months ended March 31, 2018. Interest expense related to the Amended Loan Agreement was $0.8 million, $0.3 million of which represented amortization of the debt discount, for the three months ended March 31, 2017.

8. Liability Related to Sale of Future Royalties

On September 18, 2015, the Company entered into the Royalty Monetization with PDL for which it received gross proceeds of $65.0 million. Under the Royalty Monetization, PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), up to a capped amount of $195.0 million over the life of the arrangement.

The following table shows the activity within the liability account during the three months ended March 31, 2018 (in thousands):

	Three months ended March 31, 2018	Period from inception to March 31, 2018
Liability related to sale of future royalties — beginning balance	$83,588	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(52)	(179)
Non-cash interest expense recognized	2,816	25,347
Liability related to sale of future royalties as of March 31, 2018	86,352	86,352
Less: current portion	(470)	(470)
Liability related to sale of future royalties — net of current portion	$85,882	$85,882

As royalties are remitted to PDL from the Company’s subsidiary, ARPI LLC, as described in Note 1 “Organization and Summary of Significant Accounting Policies,” the balance of the liability will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest expense within its condensed consolidated statements of comprehensive loss over the term of the Royalty Monetization.

9. Warrants

Amended Loan Agreement Warrants

In connection with the Company’s Amended Loan Agreement, warrants to purchase 176,730 shares of common stock at $3.07 per share were issued to Hercules. As of March 31, 2018, these warrants had not been exercised and were still outstanding. These warrants expire in December 2018.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan, or ESPP, as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of goods sold	$87	$84
Research and development	432	537
General and administrative	561	523
Total	$1,080	$1,144

As of March 31, 2018, there were 2,484,688 shares available for grant, 10,375,368 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 948,959 shares available for grant under the ESPP.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	March 31,
	2018	2017
ESPP and stock options to purchase common stock	10,582,177	8,689,375
Common stock warrants	176,730	689,186

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the process and timing of anticipated future development of our product candidates, DSUVIA™ (sufentanil sublingual tablet, 30 mcg), known as DZUVEO™ outside the United States, and Zalviso® (sufentanil sublingual tablet system), including the timing and review of the NDA resubmission for DSUVIA; the timing and results of the EC final decision on DZUVEO; the anticipated timing of any FDA advisory committee meeting or PDUFA date regarding DSUVIA; the timing of the planned NDA resubmission for Zalviso; the accuracy of our estimates regarding expenses, capital requirements and the need for financing; the status of the Amended Agreements with Grünenthal or any other future potential collaborations, including potential milestones and royalty payments under the Amended Agreements; and the therapeutic and commercial potential of our product candidates, including potential market opportunities for DSUVIA, DZUVEO and Zalviso.

Forward-looking statements are based on AcelRx’s current expectations and inherently involve significant risks and uncertainties. Actual results and timing of events could differ materially from those anticipated in such forward-looking statements as a result of various factors. For a more detailed discussion of the potential risks and uncertainties that may impact the accuracy of these forward-looking statements, see the “Risk Factors” section in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which reflect AcelRx’s view only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017.

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. Our product candidates, focused on the treatment of acute pain are, DSUVIA™ (known as DZUVEO™ outside of the United States), and Zalviso®, each utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. In May 2018, we announced the resubmission of the NDA for DSUVIA to the FDA. We anticipate a six-month review by the FDA with a projected Prescription Drug User Fee Act, or PDUFA, date in the fourth quarter of 2018. In April 2018, we announced that the Committee for Medicinal Products for Human Use, or CHMP, had adopted a positive opinion on DZUVEO. The positive opinion of the EMA's CHMP will be reviewed by the European Commission, or EC, and a final decision on DZUVEO is anticipated in the third quarter of 2018. We anticipate developing a distribution capability and commercial organization to market and sell DSUVIA, if approved, in the United States by ourselves, and potentially, in certain European Economic Area (which includes the 28 European Union, or EU, member states as well as Norway, Iceland and Liechtenstein), or EEA, countries with strategic partners. In geographies where we decide not to commercialize ourselves, we may seek to out-license commercialization rights. We plan to resubmit our NDA for Zalviso in the second half of 2018. If we are successful in obtaining approval of Zalviso in the United States, we plan to potentially promote Zalviso either by ourselves or with strategic partners. Zalviso is approved in the EEA and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

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

DSUVIA™ (sufentanil sublingual tablet, 30 mcg), known as DZUVEO outside the United States

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

In October 2017, we received a CRL from the FDA regarding the DSUVIA NDA which stated that the FDA determined it could not approve the NDA in its present form and provided recommendations for resubmission. The CRL contained two primary recommendations. First, while the safety database was suitable in number of patients, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label. Second, to ensure proper administration of the tablet with the SDA, the FDA recommended certain changes to the Directions for Use, or DFU, to address use-related errors, which changes should be validated through a Human Factors, or HF, study. We had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we successfully completed the HF study to validate the revised DFU with no dropped tablets during the study, and as mentioned above, in May 2018, we announced the resubmission of the DSUVIA NDA to the FDA and we anticipate a PDUFA date in the fourth quarter of 2018.

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

We filed a Marketing Authorisation Application, or MAA, for DZUVEO (sufentanil sublingual tablet, 30 mcg) for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting with the European Medicines Agency, or EMA. As mentioned above, in April 2018, the CHMP adopted a positive opinion, recommending approval of DZUVEO, and a final approval decision from the EC on DZUVEO is anticipated in the third quarter of 2018. We held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for DZUVEO in the EU for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries.

Zalviso® (sufentanil sublingual tablet system)

Zalviso is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. Zalviso consists of a pre-filled cartridge of 40 sufentanil sublingual tablets, 15 mcg, delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system. Zalviso is designed to help address certain problems associated with post-operative IV patient-controlled analgesia, or PCA. Zalviso allows patients to self-administer sufentanil sublingual tablets via a pre-programmed, secure system designed in part to eliminate the risk of healthcare provider programming errors. While still under development in the U.S., as discussed further below, Zalviso is approved and marketed in Europe.

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, our novel sublingual PCA system, or the Product, in the 28 EU member states, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, we will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. We entered into amendments to the License Agreement, effective July 17, 2015 and September 20, 2016, or the License Amendments, and together with the License Agreement, the Amended License Agreement, and entered into an amendment to the MSA, or the MSA Amendment, and together with the MSA, the Amended MSA, effective as of July 17, 2015, and together, the Amended Agreements. For additional information on the Amended Agreements, see Note 6 “Collaboration Agreement” in the accompanying notes to the condensed consolidated financial statements.

Zalviso was approved for commercial sale by the European Commission, or EC, in September 2015 and Grünenthal began its European launch of Zalviso with its first commercial sale occurring in April 2016. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL, or the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties” in the accompanying notes to the condensed consolidated financial statements.

We submitted an NDA for Zalviso in September 2013, or the Zalviso NDA, and on July 25, 2014, the Division of Anesthesia, Analgesia, and Addiction Products, or the Division, of the FDA issued a CRL for the Zalviso NDA. The CRL contained requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of device errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In March 2015, we received correspondence from the FDA stating that, in addition to the work we had performed to address the items in the CRL, a clinical study would be required to test the modifications to the Zalviso device and mitigations put in place to reduce the risk of inadvertent dosing/misplaced tablets.

Our IAP312 study was designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. In the IAP312 study, 320 hospitalized, post-operative patients used Zalviso to self-administer 15 mcg sublingual sufentanil tablets as often as once every 20 minutes for 24-to-72 hours to manage their moderate-to-severe acute pain. A total of 7,293 sufentanil tablets were dispensed by the 320 patients, of which 2.2% of these patients experienced a Zalviso device error over the course of the study. This error rate was statistically less than the 5% limit specified in the study objectives and none of these device errors resulted in an over-dosing event. Separate from device errors, 6 patients called the nurse when they failed to properly self-administer a single tablet to allow the nurse to properly retrieve and dispose of the tablet. Also, during inspection by the nurse, which occurred every two hours per protocol, a total of 7 misplaced tablets (<0.1% of total dispensed tablets) were discovered with 6 additional patients. Overall, efficacy and safety results of this study supported earlier clinical findings, with favorable tolerability and a significant majority of “good” or “excellent” ratings provided by both patients and healthcare providers when assessing the method of pain control. We intend to submit the results from the IAP312 study, together with our earlier Phase 3 studies (IAP309, IAP310 and IAP311), all of which met safety and efficacy endpoints, as part of our resubmission of the NDA for Zalviso in the second half of 2018.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue our research and development and pre-commercialization activities and support Grünenthal’s European sales of Zalviso, especially in light of continued delays in obtaining regulatory approvals from the FDA. As a result, we expect to continue to incur operating losses and negative cash flows. Although Zalviso has been approved for sale in Europe, we sold the majority of the royalty rights and certain commercial sales milestones we are entitled to receive under the Grünenthal Agreements to PDL in September 2015. As we continue to pursue development of our product candidates, including regulatory review and potential commercial development, subject to FDA approval, we expect the business aspects of our company to become more complex. We plan to add personnel and incur additional costs related to the maturation of our business and the potential commercialization of DSUVIA and Zalviso in the United States. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop our product candidates as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of Zalviso by Grünenthal, and funding from the Department of Defense, or DoD.

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

There can be no assurance that we will enter into other collaborative agreements or receive research-related contract awards in the future. We expect revenues to continue to fluctuate from period-to-period. There can be no assurance that our relationship with our existing commercial partner, Grünenthal, will continue beyond the initial term, or that we will be able to meet the milestones specified in the Amended License Agreement, or that we will obtain marketing approval for any of our product candidates, outside of Zalviso in Europe, and subsequently generate revenue from those product candidates in excess of our operating expenses.

Our net losses were $11.6 million and $15.6 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $309.5 million. As of March 31, 2018, we had cash, cash equivalents and short-term investments totaling $51.2 million compared to $60.5 million as of December 31, 2017.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. Aside from the adoption of Revenue from Contracts with Customers (Topic 606) explained more fully in Note 1 “Organization and Summary of Significant Accounting Policies - Revenue Recognition,” and in Note 4 “Adoption of ASC Topic 606, Revenue from Contracts with Customers,” in the accompanying notes to the condensed consolidated financial statements, there have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2018, from those previously disclosed in our 2017 Annual Report on Form 10-K.

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

Three months Ended March 31, 2018 and 2017

Revenue

Collaboration Agreement Revenue

In September 2015, the EC granted marketing approval for Zalviso in the EEA to our commercial partner, Grünenthal, and Grünenthal commercially launched Zalviso in Europe, with the first commercial sale occurring in April 2016.

In the three months ended March 31, 2018, we recognized $0.3 million in revenue under the Amended Agreements, $0.1 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue. In the three months ended March 31, 2017, we recognized $3.0 million in revenue under the Amended Agreements, primarily product sales revenue. While Grünenthal anticipates positive sales growth for Zalviso in fiscal year 2018, this trend will not always closely align with the timing of our product sales revenue as Grünenthal works down its existing inventories. Therefore, despite Grünenthal’s continued growth expectations for Zalviso, we expect our collaboration agreement revenue to decline in fiscal year 2018 before an anticipated increase in 2019.

As mentioned above, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL. As a result, collaboration agreement revenue is not expected to have a significant impact on our cash flows in the near-term since a significant portion of European Zalviso royalties and milestones were already monetized with PDL in 2015. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of Zalviso in 2018 will continue to be minimal. We estimate and recognize royalty revenue and non-cash royalty revenue on a quarterly basis. Adjustments to estimated revenue are recognized in the subsequent quarter based on actual revenue earned per the royalty reports received from Grünenthal.

As of March 31, 2018, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.4 million and $3.4 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During each of the three months ended March 31, 2018 and 2017, we recognized revenue of $0.1 million for services performed under the DoD Contract for DSUVIA. Under the terms of the DoD Contract, the DoD reimburses us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses.

Cost of goods sold

Total cost of goods sold for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months
	Ended March 31,		$ Change	% Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Cost of goods sold	$1,114	$4,125	$(3,011)	(73)%

In October 2015, we initiated commercial production of Zalviso for Grünenthal. Under the Amended Agreements, we will sell Zalviso at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers subject to maximum caps. We will not recover internal indirect costs as part of the transfer price. At current low volume levels, our direct costs are in excess of the transfer prices we are receiving from Grünenthal. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of Zalviso in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of Zalviso and sales by Grünenthal in Europe have not been substantial. If we do not receive timely approval of Zalviso and are unable to successfully launch Zalviso in the U.S., or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin.

Cost of goods sold for Zalviso delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs and impairment charges. These direct costs included in costs of goods sold totaled $0.4 million and $2.8 million in the three months ended March 31, 2018 and 2017, respectively. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Indirect costs included in costs of goods sold totaled $0.7 million and $1.3 million in the three months ended March 31, 2018 and 2017, respectively. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach as that used to value the inventory. For the foreseeable future, we anticipate negative gross margins on Zalviso product delivered to Grünenthal.

Research and Development Expenses

Conducting research and development is central to our business model. The majority of our operating expenses to date have been for research and development activities related to Zalviso and DSUVIA. Research and development expenses included the following:

•	expenses incurred under agreements with contract research organizations and clinical trial sites;
•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	payments to third-party pharmaceutical and engineering development contractors;
•	payments to third-party manufacturers;
•	depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and equipment and laboratory and other supply costs; and
•	costs for equipment and laboratory and other supplies.

Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late stage clinical trials. While we completed the Phase 3 clinical development programs for DSUVIA and Zalviso in fiscal year 2017, we expect to incur future research and development expenditures to support the FDA regulatory review of the resubmitted DSUVIA NDA as well as the Zalviso NDA, once it is resubmitted.

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months
	Ended March 31,		$ Change	% Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
DSUVIA	$616	$1,044	$(428)	(41)%
Zalviso	397	3,738	(3,341)	(89)%
Overhead	2,500	2,137	363	17%
Total research and development expenses	$3,513	$6,919	$(3,406)	(49)%

Due to the inherently unpredictable nature of product development, development timelines and the probability of success, development costs can differ materially from expectations. In addition, we cannot predict which product candidates may be subject to future collaborations, when these arrangements will be secured, if at all, and to what degree these arrangements would affect our development plans and capital requirements

The $3.4 million decrease in research and development expenses during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was mainly due to a $3.3 million decrease in Zalviso-related expenses, a $0.4 million decrease in DSUVIA-related spending, offset by a $0.3 million increase in other research and development expenses. The decrease in Zalviso-related spending in the first quarter of 2018 as compared to the prior year period was primarily due to the IAP312 clinical study which was completed in the third quarter of 2017.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel engaged in administration, finance, pre-commercialization and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses in the fiscal year 2018 to increase as compared to fiscal year 2017 expenses, as we focus our efforts on preparing for the potential commercialization of DSUVIA in the United States.

Total general and administrative expenses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		$ Change	% Change
	2018	2017	2018 vs. 2017	2017 vs. 2017
General and administrative expenses	$3,985	$4,138	$(153)	(4)%

General and administrative expenses during the three months ended March 31, 2018 decreased by $0.2 million, as compared to the three months ended March 31, 2017 primarily due to decreased expenses in support of DSUVIA-related pre-commercialization activities.

Other (Expense) Income

Total other (expense) income for the three months ended March 31, 2018 and 2017 was as follows (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2018	2017	2018 vs. 2017	2018 vs. 2017
Interest expense	$(643)	$(774)	$131	(17)%
Interest income and other income (expense), net	136	(146)	282	(193)%
Non-cash interest expense on liability related to sale of future royalties	(2,816)	(2,558)	(258)	10%
Total other (expense) income	$(3,323)	$(3,478)	$155	(4)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense pertains to interest on the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. Refer to Note 7 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements for additional information. As a result of the lower principal balance, offset by the higher interest rate in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, the amount of interest expense incurred decreased. As of March 31, 2018, the accrued balance due to Hercules was $17.4 million.

Interest income and other income (expense), net, during the three months ended March 31, 2018 primarily related to interest earned on our investments, while during the three months ended March 31, 2017 it consisted primarily of the change in the fair value of the contingent put option related to the Amended Loan Agreement with Hercules.

The increase in non-cash interest expense on the liability related to the sale of future royalties during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, is attributable to the Royalty Monetization that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur approximately $12 million in non-cash interest expense related to the Royalty Monetization during the year ended December 31, 2018.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2018 and may incur significant losses and negative cash flows from operations for the foreseeable future. We have funded our operations primarily through issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, and our contracts with the DoD.

As of March 31, 2018, we had cash, cash equivalents and investments totaling $51.2 million compared to $60.5 million as of December 31, 2017. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development and pre-commercialization activities and support Grünenthal’s European sales of Zalviso. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the second quarter of 2019. However, our expectations may change depending on a number of factors including any changes or delays in the NDA resubmission of Zalviso and the FDA approval process for DSUVIA and Zalviso. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

On June 21, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which AcelRx may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock, having an aggregate offering price of up to $40.0 million. We conducted no sales under the Sales Agreement during the first quarter of 2018. As of March 31, 2018, we had issued and sold an aggregate of 5.4 million shares of common stock pursuant to the Sales Agreement, for which we had received net proceeds of approximately $15.7 million, after deducting commissions, fees and expenses of $0.5 million.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the European sales of Zalviso by Grünenthal to PDL. The total liability related to sale of future royalties to PDL as of March 31, 2018 was $86.4 million.

Under the terms of the Amended Agreements with Grünenthal, we received an upfront cash payment of $30.0 million, a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014 and an additional $15.0 million milestone payment related to the EC approval of the MAA for Zalviso in September 2015. In addition, under the terms of the Amended Agreements, we are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of Zalviso in the Territory. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL in connection with the Royalty Monetization, as discussed above.

On March 2, 2017, we amended and restated the Original Loan Agreement with Hercules, which is referred to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, we borrowed approximately $20.5 million upon closing of the transaction on March 2, 2017, which is represented by secured term promissory notes, or the Notes. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. Loans under the Amended Loan Agreement now mature in March 2020. For more information, see Note 7 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements.

As of March 31, 2018, the accrued balance due under the Amended Loan Agreement was $17.4 million, which includes the accrued portion of the End of Term Fee.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(7,374)	$(7,535)
Net cash used in investing activities	(203)	(536)
Net cash (used in) provided by financing activities	(1,722)	93

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates, including commercial readiness activities for our product candidates, DSUVIA and Zalviso, in addition to the support of Grünenthal’s European sales of Zalviso. Our cash used for operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest expense related to the sale of future royalties, interest expense related to our debt financings and the contingent put option liability.

Cash used in operating activities of $7.4 million during the three months ended March 31, 2018, reflected a net loss of $11.6 million, partially offset by aggregate non-cash charges of $4.1 million, and a net change of $0.1 million in our net operating assets and liabilities. Non-cash charges included $2.8 million in non-cash interest expense on the liability related to the royalty monetization and $1.1 million for stock-based compensation expense. The net change in our operating assets and liabilities included a decrease in accounts receivable of $0.8 million, an increase in accounts payable of $0.9 million and a decrease in accrued liabilities of $1.3 million.

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

During the three months ended March 31, 2018, cash used in investing activities of $0.2 million was the result of $1.0 million in proceeds from maturity of investments, offset by $1.0 million for purchases of investments and purchases of property and equipment of $0.2 million.

During the three months ended March 31, 2017, cash used in investing activities of $0.5 million was primarily due to purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect payments made on debt financings offset by proceeds from the sale of our securities under our 2011 Employee Stock Purchase Plan.

During the three months ended March 31, 2018, cash used in financing activities was primarily due to $1.9 million in payments of long-term debt partially offset by $0.2 million in proceeds as a result of stock purchases made under our 2011 Employee Stock Purchase Plan. During the three months ended March 31, 2017, cash provided by financing activities of $0.1 million was primarily as a result of stock purchases made under our 2011 Employee Stock Purchase Plan.

Operating Capital and Capital Expenditure Requirements

Our rate of cash usage may increase in the future, in particular to support our product development activities, including activities undertaken to support the FDA review of the resubmitted DSUVIA NDA, resubmission of the Zalviso NDA to the FDA, and prepare for the potential commercialization of our product candidates, if approved, outside of the Grünenthal Territory. In the short-term, we anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the second quarter of 2019. Our current operating plan includes anticipated activities required to support the FDA review of the resubmitted DSUVIA NDA, to resubmit the NDA for Zalviso in the second half of 2018, and expenditures related to our preparation for the potential commercialization of DSUVIA in the United States. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to gain approval of DSUVIA and Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the outcome, timing and cost of the regulatory resubmission of Zalviso and any approvals for DSUVIA (known as DZUVEO outside the United States) and Zalviso;
•	the initiation, progress, timing and completion of any post-approval clinical trials for our product candidates, if approved;
•	expenditures related to our preparation for the potential commercialization of DSUVIA and Zalviso;
•	future manufacturing, selling and marketing costs related to DSUVIA and Zalviso, including our contractual obligations to Grünenthal for Zalviso;
•	changes in the focus and direction of our business strategy and/or research and development programs;
•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of our product candidates;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	commercialize any products we market, including DSUVIA and Zalviso, if approved, outside of the Grünenthal Territory;
•	manufacture and market our product candidates;
•	conduct preclinical and clinical testing of our product candidates, and;
•	conduct research and development programs.

In the long-term, our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities, monetization of current and future assets, issuance of debt or debt-like securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available we may have to:

•	significantly curtail or put on hold commercialization or development efforts of our product candidates or other operations;

•	obtain funds through entering into collaboration agreements on unattractive terms, and/or;
•	delay, postpone or terminate planned clinical trials.

Off-Balance Sheet Arrangements

Through March 31, 2018, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of March 31, 2018, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our condensed consolidated balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on March 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of DSUVIATM (known as DZUVEOTM outside of the United States), which may not receive regulatory approval in the United States or in Europe.*

We believe the importance of DSUVIA™ (sufentanil sublingual tablet, 30 mcg) is critical to our future success. In December 2016, we submitted the New Drug Application, or NDA, for DSUVIA for the treatment of patients experiencing moderate-to-severe acute pain in a medically supervised setting to the United States Food and Drug Administration, or FDA. The NDA was accepted for filing by the FDA. In October 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use, or DFU, to address use-related errors, which changes should be validated through a Human Factors, or HF, study. We held a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we successfully completed the HF study to validate the revised DFU with no dropped tablets during the study, and in May 2018, we announced the resubmission of the DSUVIA NDA. We anticipate a six-month review by the FDA with a projected Prescription Drug User Fee Act, or PDUFA, date in the fourth quarter of 2018. While we have resubmitted the NDA for DSUVIA, there is no guarantee that the information provided to the FDA will be adequate to address the recommendations made in the DSUVIA CRL or that we will be successful in obtaining FDA approval of DSUVIA. Although we have resubmitted the DSUVIA NDA, the FDA could require us to complete further clinical, Human Factors or other studies, which could further delay or preclude any approval of the NDA and require us to obtain significant additional funding. In addition, given that both DSUVIA and Zalviso utilize a sublingual tablet formulation of sufentanil, it is possible that an adverse regulatory outcome for one product candidate may affect regulatory outcome for the other product candidate.

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

We filed a Marketing Authorisation Application, or MAA, for DZUVEO™ (sufentanil sublingual tablet, 30 mcg) for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting with the European Medicines Agency, or EMA. In April 2018, we announced that the Committee for Medicinal Products for Human Use, or CHMP, had adopted a positive opinion on DZUVEO. The positive opinion of the EMA's CHMP will be reviewed by the European Commission, or EC, and a final decision on DZUVEO is anticipated in the third quarter of 2018. We held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for DZUVEO in Europe for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had only completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We anticipate we may need comparator studies in Europe to ensure premium reimbursement in certain countries. If DSUVIA is not approved for sale in the United States or DZUVEO is not approved for sale in Europe, or if it is approved with a more limited indication, it could have a significant impact on our ability to generate cash flows from product sales or to enter into a collaboration agreement. If we are unable to receive approval to commercialize DSUVIA in the United States, we would be required to find alternative sources of capital to continue operations. If DSUVIA is not approved for sale in the United States, and we are unsuccessful in finding alternative sources of capital, it will be difficult for us to continue as a going concern under our current operating plan.

Our proposed trade name of DSUVIA has been conditionally approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name DSUVIA prior to commercialization may be worthless.

Our development efforts for DSUVIA in the United States were delayed as a result of the DSUVIA CRL from the FDA. As a result, our ability to commercialize and generate revenues from DSUVIA in the United States has been delayed. Any further delay in approval by the FDA of the resubmitted DSUVIA NDA, including the receipt of a second CRL for DSUVIA, or any delay in approval by the EC of the DZUVEO MAA, may also negatively impact our stock price and harm our business operations. Any additional delays in obtaining, or inability to obtain, regulatory approval would further delay or prevent us from commercializing DSUVIA in the United States and DZUVEO in Europe, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for DSUVIA in the United States and DZUVEO in Europe, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the clinical and regulatory success of Zalviso, which may not receive regulatory approval in the United States.*

The success of Zalviso, in part, relies upon our ability to develop and receive regulatory approval of this product candidate in the United States for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Our Phase 3 program for Zalviso initially consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the FDA in September 2013, which the FDA then accepted for filing in December 2013. In July 2014, the FDA issued a CRL for our NDA for Zalviso, or the Zalviso CRL. The Zalviso CRL contained requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of device errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the Zalviso CRL, a clinical trial was needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of the Type C meeting with the FDA, which took place in September 2015, we submitted a protocol to the FDA for a clinical study. We completed the protocol review with the FDA and initiated this study, IAP312, in September 2016.

IAP312 was a Phase 3 study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. The IAP312 study was designed to rule out a 5% device failure rate. The study design required a minimum of 315 patients. In the IAP312 study, sites proactively looked for tablets that have been dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The IAP312 study evaluated all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. If the FDA includes the rate of inadvertent dispensing along with the device failures to calculate a total error rate, the resulting error rate may be unacceptable to the FDA. Further, the correspondence from the FDA suggests that we may need to modify the Risk Evaluation and Mitigation Strategies, or REMS, for Zalviso to address dropped tablets. We intend to submit the IAP312 study results as part of our resubmission of the NDA for Zalviso in the second half of 2018.

There is no guarantee that the additional work we performed related to Zalviso, including the IAP312 trial, will be supportive of, or guarantee, an NDA resubmission, or result in our successfully obtaining FDA approval of Zalviso in a timely fashion, if at all. For example, the FDA may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate and the resulting error rate may be unacceptable to the FDA, or the FDA may still have concerns regarding the performance of the device, inadvertent dosing (dropped tablets), or other issues. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any NDA resubmission or approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all. In addition, given that both DSUVIA and Zalviso utilize a sublingual tablet formulation of sufentanil, it is possible that an adverse regulatory outcome for one product candidate may affect the regulatory outcome for the other product candidate. We intend to resubmit the Zalviso NDA seeking a label indication for the management of moderate-to-severe acute pain in adult patients in the hospital setting. However, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

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

Our proposed trade name of Zalviso has been approved by the EMA and is currently being used in Europe. It has also been conditionally approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name Zalviso prior to commercialization may be worthless.

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

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.*

We have reported positive top-line data from our three Phase 3 clinical trials for DSUVIA, or SAP301, SAP302, and SAP303, as well as each of our four Zalviso Phase 3 clinical trials completed to date, in addition to all of our Phase 2 clinical trials for DSUVIA and Zalviso. However, even if we believe that the data obtained from clinical trials is positive, the FDA has, and in the future could, determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. For example, although patients treated with DSUVIA demonstrated improvements in pain intensity as early as 15-to-30 minutes after the start of dosing in our each of our clinical trials included in the NDA for DSUVIA, we received the DSUVIA CRL from the FDA in October 2017 which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. We held a Type A post-action meeting with the FDA In January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised DFU and in May 2018, we announced the resubmission of the DSUVIA NDA to the FDA. We anticipate a PDUFA date in the fourth quarter of 2018. As a result of the DSUVIA CRL, the timing of our commercialization plan for DSUVIA in the United States has been delayed. Similarly, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for Zalviso which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the Zalviso CRL, a clinical trial would be needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. While we believe Zalviso met safety, satisfaction and device usability expectations in this trial, known as IAP312, there is no guarantee the FDA will agree with our interpretation of these results, or accept our planned NDA resubmission without requiring additional clinical trials of Zalviso. If the FDA were to require any additional clinical trials for Zalviso, our development efforts would be further delayed, which would have a material adverse effect on our business. Any such determination by the FDA would delay the timing of our commercialization plan for Zalviso, or further development of our other product candidates, and adversely affect our business operations.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed three Phase 3 clinical trials for DSUVIA, four Phase 3 clinical trials for Zalviso, one Phase 2 clinical trial for DSUVIA and several Phase 2 clinical trials for Zalviso, future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in October 2017, we received the DSUVIA CRL from the FDA for the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. We held a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised DFU and in May 2018, we announced the resubmission of the DSUVIA NDA. We anticipate a PDUFA date in the fourth quarter of 2018. As a result, the completion of the Phase 3 clinical program for DSUVIA has been delayed and our research and development expenses for DSUVIA will increase. Finally, we postponed the start of IAP312, originally planned for the first quarter of 2016, to September 2016. The postponement was due to a delay in the receipt and testing of final clinical supplies for this trial. As a result, the development timeline for Zalviso was further extended.

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

We have recently resubmitted the DSUVIA NDA. Activities that we have undertaken to address recommendations made in the DSUVIA CRL may be deemed insufficient by the FDA.*

In October 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the DFU to address use-related errors, which changes should be validated through an HF study. We had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised DFU and in May 2018, we announced the resubmission of the DSUVIA NDA to the FDA. We anticipate a PDUFA date in the fourth quarter of 2018.

Although we have resubmitted the DSUVIA NDA, there is no guarantee that we have successfully addressed the recommendations made by the FDA in the DSUVIA CRL. Inability to obtain FDA regulatory approval would prevent us from commercializing DSUVIA in the United States, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development and commercialization efforts for DSUVIA in the United States, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Although we believe that we have successfully addressed the recommendations made in the DSUVIA CRL, the FDA may deem the results insufficient. The FDA may provide review commentary at any time during the resubmission and review process that could adversely affect or even prevent the approval of DSUVIA, which would adversely affect our business. We may not be able to identify appropriate remediations to issues that the FDA may raise, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA.

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

If we are able to resubmit an NDA for Zalviso with this new clinical data, there is no guarantee that such data will be deemed sufficient by the FDA. While we designed the protocols for bench testing and the Human Factors studies to address the issues raised in the Zalviso CRL and designed the protocol for the additional Zalviso clinical trial to further address these issues, there is no guarantee the FDA will deem such protocols and results sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission.

Lastly, while we believe the results from our bench testing, Human Factors studies and the IAP312 clinical trial are positive, the FDA may hold a different opinion and deem the results insufficient. The FDA may provide review commentary at any time during the resubmission and review process that could adversely affect or even prevent the approval of Zalviso, which would adversely affect our business. We may not be able to identify appropriate remediations to issues that the FDA may raise, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events, or AEs, caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Phase 2 clinical trials we conducted with Zalviso did generate some AEs, but no significant adverse events, or SAEs, related to the trial drug. In our Phase 3 active-comparator clinical trial (IAP309), 7% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (10% in placebo group), and we observed three serious adverse events, or SAEs, that were assessed as possibly or probably related to study drug (one in the Zalviso group and two in the IV patient-controlled morphine group). In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310), 5% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). There were no SAEs determined to be related to study drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP311), 7% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). Two patients (one each in the Zalviso group and placebo group) experienced an SAE considered possibly or probably related to the trial drug by the investigator. In our Phase 3 multicenter, open-label study of Zalviso (IAP312), 2% of patients dropped out prematurely due to an AE. Five patients experienced SAEs in the IAP312 study (four in the sufentanil sublingual tablet group and one in the placebo group) considered possibly or probably related to the study drug by the investigator.

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

Additional time may be required to obtain U.S. regulatory approval for DSUVIA and Zalviso because they are drug/device combination products.*

DSUVIA and Zalviso are combination product candidates with both drug and device components. The FDA requires both the drug and device components of combination product candidates to be reviewed as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as DSUVIA and Zalviso. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of both DSUVIA and Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA. For example, the DSUVIA CRL received from the FDA in October 2017 contains requests for additional information and testing of DSUVIA to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label in at least 50 patients. AcelRx had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised DFU and in May 2018, we announced the resubmission of the DSUVIA NDA. We anticipate a PDUFA date in the fourth quarter of 2018.

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

In October 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. AcelRx had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised DFU and in May 2018, we announced the resubmission of the DSUVIA NDA. We anticipate a PDUFA date in the fourth quarter of 2018. However, the DSUVIA CRL resulted in delays in our ability to obtain commercial approval of DSUVIA and increased our associated costs.

We have held various meetings with Health Authorities in Europe, including from Iceland and Hungary who have been designated as rapporteur and co-rapporteur, respectively, prior to the submission of the MAA. Based on feedback from these discussions, we submitted a hybrid application for a label indication for DZUVEO in Europe for acute moderate-to-severe pain in adult patients in medically supervised settings. At the time of the MAA submission, we had completed one study in the emergency room for acute pain patients, in addition to two Phase 3 and one Phase 2 post-operative pain studies. We anticipate we may need comparator studies in Europe to ensure premium reimbursement in certain countries. These additional comparator studies may delay commercialization and any associated future revenues from DZUVEO in these countries.

In September 2015, the European Commission, or EC, approved Grünenthal’s MAA for Zalviso for post-operative pain; however, we cannot predict the commercial success of Zalviso. In the United States, we received the Zalviso CRL on July 25, 2014, which contains requests for additional information on the Zalviso System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the Zalviso CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the Zalviso CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. We completed the protocol review and announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We anticipate resubmitting the NDA for Zalviso in the second half of 2018.

Although the FDA provided feedback on the DSUVIA clinical program and reviewed the protocol for IAP312, and we have incorporated feedback from Health Authorities in Europe concerning the submission of the MAA for DZUVEO, the FDA has, and the EMA may in the future, require us to complete additional clinical work prior to approving the NDA for DSUVIA, resubmitting the NDA for Zalviso, or prior to the EC approving the MAA for DZUVEO. Additional delays may result if any of our product candidates is taken before an FDA advisory committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

In May 2017, the current FDA Commissioner established an Opioid Policy Steering Committee to address and advise regulators on opioid use. The Committee was charged with three initial questions: (i) should the FDA require mandatory education for healthcare professionals, or HCPs, who prescribe opioids; (ii) should the FDA take steps to ensure the number of prescribed opioid doses is more closely tailored to the medical indication; and (iii) is the FDA properly considering the risk of abuse and misuse of opioids during its drug review process. Neither DSUVIA nor Zalviso have been designed with an abuse-deterrent formulation and neither product candidate is tamper-resistant. As a result, neither DSUVIA nor Zalviso have undergone testing for tamper-resistance or abuse deterrence.

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

Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidates as a result of such inspections. In June 2014, the FDA completed an inspection at our corporate offices. We received a single observation on a Form 483 as a result of the inspection. In addition, in January 2015, EMA conducted a pre-approval inspection of our Zalviso contract manufacturer’s manufacturing and packaging site and provided its observations on a Form 483. Although we believe we have adequately addressed these observations in revised standard operating procedures, we, our contract manufacturers, and their vendors, are all subject to preapproval and post-approval inspections at any time. The results of these inspections could impact our ability to obtain FDA approval for Zalviso and, if approved, our ability to launch and successfully commercialize Zalviso in the United States. In addition, results of EMA inspections could impact our ability to maintain EC approval of Zalviso, and Grünenthal’s ability to expand and sustain European commercial sales of Zalviso.

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from generating meaningful revenues or achieving profitability. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA or EMA, or their advisors, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. To date, our product candidates are being regulated as drug products under the NDA process administered by the FDA. The FDA could in the future require additional regulation of our product candidates under the medical device provisions of the Federal Food, Drug and Cosmetic Act, or FDCA. We must comply with the Quality Systems Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice, or cGMP, requirements for medical devices, and other applicable government regulations and corresponding foreign standards for drug cGMPs. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, as mentioned above, we submitted the MAA for DZUVEO for a label indication for acute moderate-to-severe pain in a medically supervised setting. We anticipate we may need comparator studies in Europe to ensure premium reimbursement in certain countries. In addition, we intend to resubmit our NDA seeking approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.

If the FDA determines that any of the clinical work submitted, including the clinical trials, Human Factors studies and bench testing submitted for a product candidate in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, studies and testing as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, studies and testing, the FDA may reject the data and results. The FDA may audit some or all of our clinical trial sites to determine the integrity of our clinical data. The FDA may audit some or all of our Human Factors study sites to determine the integrity of our data and may audit the data and results of bench testing. Any rejection of any of our data would negatively impact our ability to obtain marketing authorization for a product candidate and would have a material adverse effect on our business and financial condition. In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the FDCA objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b) (2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. More generally, the FDA’s comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities may result in delays and challenges in obtaining NDA approval. Any significant delay in the acceptance, review or approval of an NDA that we have submitted would have a material adverse effect on our business and financial condition and would require us to obtain significant additional funding.

Even if we obtain regulatory approval for DSUVIA, Zalviso and our other product candidates in the United States, we and our collaborators face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. Additionally, the labeling ultimately approved for DSUVIA, Zalviso and our other product candidates, if approved, will likely include restrictions on use due to the opioid nature of sufentanil.

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

Existing and future legislation may increase the difficulty and cost for us to commercialize DSUVIA, Zalviso and any of our product candidates that may obtain commercial approval in the future and affect the prices we may obtain.

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of Zalviso outside of Europe, or our other product candidates, including DSUVIA, restrict or regulate post-approval activities for DSUVIA, DZUVEO and Zalviso, and affect our ability to profitably sell any products for which we obtain marketing approval. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

In the European Union, or EU, the pricing of prescription drugs is subject to government control. In addition, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use.

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

The Affordable Care Act has the potential to substantially change health care financing and delivery by both governmental and private insurers and may also increase our regulatory burdens and operating costs.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2018 and may continue to incur losses for the foreseeable future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of March 31, 2018, we had an accumulated deficit of $309.5 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, sale of royalty and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we conduct research and development activities for our product candidates, including support for the FDA regulatory review of the resubmitted DSUVIA NDA, continue our pre-commercialization activities for DSUVIA and Zalviso, and support the manufacturing and supply of Zalviso in Europe for Grünenthal. While Grünenthal has begun European commercial sales of Zalviso, if DSUVIA, Zalviso, or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

We have never generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We may never generate revenues from sales of DSUVIA, Zalviso or our other product candidates in the United States. While we have a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal may not recognize a level of commercial sales of Zalviso for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of Zalviso, as a result of our sale to PDL of certain expected royalties from the sales of Zalviso by Grünenthal and a majority of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under the Amended License Agreement. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining and maintaining regulatory approval for DSUVIA and/or Zalviso in the United States and/or in Europe; and
•

launching and commercializing DSUVIA and/or Zalviso, including building internally or through entering a collaboration, a hospital-directed sales force in the United States and with third parties internationally, including Grünenthal, which may require additional funding.

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

Under our amended agreements with Grünenthal, we have granted Grünenthal rights to commercialize Zalviso in the 28 EU member states, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, and in September 2015, the EC approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, and Grünenthal began its European launch of Zalviso with the first commercial sale occurring in April 2016.

During the pilot and launch phases in the various European countries, Grünenthal has reported certain issues from HCPs with the initial set up of the Zalviso controllers before being given to patients for use. To address the issues, we have assisted Grünenthal with implementing additional training for HCPs and we have revised the controller software. Controllers with the revised software, which was delivered in December 2016, have undergone extensive bench testing and we believe we have successfully addressed the issues as presented. Additional devices were delivered beginning in early 2017. Controllers with the U.S. version of the revised software were also used in the IAP312 clinical study that was initiated in September 2016. There can be no assurance that the issues identified in the initial pilot and launch phases by Grünenthal will not have a material adverse impact on the current and future sales of Zalviso in Europe. Further, if new issues occur, there may be a material adverse impact on the future sales of Zalviso in Europe which may have a negative impact on future revenues received and recognized by us.

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

Under the Amended Agreements with Grünenthal, we will sell Zalviso at a predetermined transfer price that approximates the direct cost of manufacture at our contract manufacturers. We will not recover internal indirect costs as part of the transfer price. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of Zalviso in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of Zalviso and sales by Grünenthal in Europe have not been substantial. If we do not receive timely approval of Zalviso in the U.S., are unable to successfully launch Zalviso in the U.S., or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices which would affect our ability to achieve net gross profit on Zalviso product sales.

We have a limited operating history that may make it difficult to predict our future performance or evaluate our business and prospects.

Since inception, our operations have been primarily focused on developing our technology and undertaking pharmaceutical development and clinical trials for our product candidates, understanding the market potential for our product candidates and preparing for the potential commercialization of DSUVIA and Zalviso in the United States. We have not yet obtained regulatory approval of any of our product candidates in the United States and have never ourselves directly commercialized a product. Consequently, any predictions that are made about our future success, or viability, or evaluation of our business and prospects, may not be accurate.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our product development programs and could cause us to cease operations.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities in support of our product candidates, including support for FDA regulatory review of the resubmitted DSUVIA NDA and the Zalviso NDA resubmissions, once resubmitted and preparation for potential commercialization of DSUVIA in the United States. Further development activities can be time consuming and costly. While we believe we have sufficient capital resources to continue planned operations through at least the end of the second quarter of 2019, we will need additional capital to pursue commercialization of any of our product candidates, including DSUVIA and Zalviso, if approved.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under the Sales Agreement with Cantor, which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. For example, during the year ended December 31, 2017, we issued and sold 5.4 million shares of common stock pursuant to the Sales Agreement with Cantor, for which we received net proceeds of approximately $15.7 million. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

As of March 31, 2018, we have approximately $17.4 million of debt, which includes the accrual portion of the End of Term Fee, under our Amended Loan Agreement with Hercules. The Amended Loan Agreement has a scheduled maturity date of March 2020 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

The costs incurred under the DoD Contract are subject to audit by the Department of Defense and any identified deficiencies could jeopardize past or future funding.*

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the DoD Contract, the DoD has reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015. The DoD Contract gives the DoD the option to extend the term of the DoD Contract and provide additional funding for the research. On March 2, 2016, the DoD Contract was amended to approve enrollment of additional patients in the SAP302 study, approve the addition of the SAP303 study, and extend the DoD Contract period of performance by four months from November 10, 2016 to March 9, 2017, to accommodate the increased SAP302 patient enrollment and the SAP303 study. On March 9, 2017, the DoD Contract was amended to incorporate additional activities including the development and testing of packaging changes; and additional stability testing. The amendment also extended the DoD Contract period of performance by 11 months through February 28, 2018 to accommodate these additional activities. At December 31, 2017, the additional activities as outlined under the DoD Contract through February 28, 2018 were substantially complete. On February 28, 2018, the DoD contract was amended to incorporate additional services in the amount of $0.5 million and to extend the contract period by twelve months through February 28, 2019. Funding under the DoD Contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the DoD Contract. In addition, if the DoD determines that we have failed to comply with specific contractual or legal requirements, or fail to satisfy an audit, a variety of penalties can be imposed in addition to monetary damages, including criminal and civil penalties. The DoD could suspend or debar us from all government contract work. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our results of operations.

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

As mentioned above, we are obligated to manufacture and supply Zalviso under the Amended Agreements with Grünenthal for use in Europe and their other licensed territories. If we are unable to establish a reliable commercial supply of Zalviso for Grünenthal’s Territory, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of the Amended Agreements. If any such breach were to be material and remain uncured, it could result in Grünenthal terminating the Amended Agreements, which in turn could result in us being responsible for indemnification of losses suffered by PDL under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely affected.

We rely on limited sources of supply for the drug component of our product candidates and any disruption in the chain of supply may cause delay in developing and commercializing our product candidates.

We have used two established suppliers of sufentanil citrate for our tablets. However, currently we only have one supplier qualified for our manufacture of DSUVIA and Zalviso. For each product candidate, only one of the two suppliers will be qualified as a vendor with the FDA and EMA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider is changing its process for manufacturing our drug. There is no guarantee that this change will not impact our commercial supply of API. This change in process will require a regulatory submission to the FDA and European Health Authority which must be approved before the new process API can be used commercially in each corresponding territory. Any alternative vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

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

The facilities of any of our future manufacturers of sufentanil-containing sublingual tablets must be approved by the FDA or the relevant foreign regulatory agency, such as EMA, before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process of sufentanil sublingual tablets and are completely dependent on these third-party manufacturing partners for compliance with the FDA or other foreign regulatory agency’s requirements for manufacture. In addition, although our third-party manufacturers are well-established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA or other foreign regulatory agency’s strict regulatory requirements, they will not be able to secure FDA or other foreign regulatory agency approval for their manufacturing facilities. Although European inspectors have approved our tablet manufacturing site, our third-party manufacturing partner is responsible for maintaining compliance with the relevant foreign regulatory agency’s requirements. If the FDA or the relevant foreign regulatory agency does not approve these facilities for the commercial manufacture of sufentanil sublingual tablets, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA or other foreign regulatory agency approval for DSUVIA or DZUVEO and Zalviso outside Europe. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We have manufactured and shipped commercial supplies of Zalviso for delivery to Grünenthal; however, our experience is limited. We will continue to rely on contract manufacturers, component fabricators and third-party service providers to produce the necessary Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of DSUVIA or Zalviso devices with third-party manufacturers or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with DSUVIA, if approved in the U.S., Zalviso in Europe, DZUVEO, if approved outside the U.S., and Zalviso, if approved in the U.S. and any other foreign territories.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of DSUVIA or DZUVEO, if approved, as well as Zalviso in Europe, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

The degree of market acceptance of DSUVIA in the U.S., or DZUVEO outside the U.S., if approved, as well as Zalviso in Europe, will depend on a number of factors, including:

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

Approval of Zalviso in Europe has resulted, and any future approvals of our product candidates outside of the United States will result, in a variety of risks associated with international operations that could materially adversely affect our business.

Our existing collaboration with Grünenthal for Zalviso requires us to supply product to support the European commercialization of Zalviso. In addition, if DZUVEO is approved for commercialization outside the United States, we intend to enter into agreements with third parties to market DZUVEO in those countries, which may also require us to supply product to those third parties. We may be subject to additional risks related to entering into international business relationships, including:

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

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. DSUVIA does not require placement of an IV line and therefore direct competitors in the emergency department are other non-invasive, rapid-acting analgesics. In this environment, DSUVIA may compete with Egalet Corporation’s SPRIX (intranasal ketorolac) or products that are in development, such as INSYS’ sublingual buprenorphine spray. Transmucosal fentanyl products, such as ACTIQ or FENTORA (Cephalon, Inc., a subsidiary of Teva Pharmaceutical Products Ltd.), are approved for opioid-tolerant patients suffering from cancer pain and therefore are not a competitor for DSUVIA. Orally administered tablets or liquids containing oxycodone or hydrocodone often have slower absorption and slower analgesic onset than transmucosal opioids. Examples of oral opioids include Acura Pharmaceuticals, Inc.’s OXAYDO (marketed by Egalet Corporation), Collegium Pharmaceuticals, Inc.’s NUCYNTA, and Purdue Pharma, L.P.’s OXYFAST, or generic oral opioids which have moderate-to-severe acute pain labeling.

Often used in combination with opioids are generic injectable local anesthetics, such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Heron Therapeutics, Inc. is in Phase 3 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. These products may reduce the amount of opioids required to achieve adequate pain control but usually do not obviate the need for opioids completely. Similarly, there are many IV formulations of non-steroidal anti-inflammatory drugs, or NSAIDS, for treatment of acute pain, such as generic IV ketorolac, Pfizer’s DYLOJECT, Cumberland Pharmaceuticals Inc.’s CALDOLOR and recently Recro Pharma, Inc. submitted an NDA for IV meloxicam for the treatment of moderate-to-severe acute pain. These products are all invasively administered via an IV and, as a result, we do not believe they are direct competitors to the non-invasive DSUVIA.

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

Coverage and adequate reimbursement may not be available for DSUVIA or Zalviso, if approved in the United States, or DZUVEO in Europe, if approved, or Zalviso in Europe, which could make it difficult for us, or our partners, to sell our products profitably.

Our ability to commercialize DSUVIA or Zalviso, if approved in the United States, or DZUVEO in Europe, if approved, or Grünenthal’s ability to expand sales of Zalviso in Europe successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payer programs at the federal and state levels, authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payers.

No uniform policy requirement for coverage and reimbursement for drug products exists among third-party payers in the United States or Europe. Therefore, coverage and reimbursement can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from third party payers could significantly harm our operating results, our ability to raise capital needed to commercialize any future approved drugs and our overall financial condition.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for DSUVIA, Zalviso or any of our other product candidates, if approved in the United States, and DZUVEO or any of our other product candidates, if approved outside the United States, as well as Zalviso in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with Grünenthal’s European sales of Zalviso, and, if approved, our sales of DSUVIA in the United States, DZUVEO outside the United States, Zalviso outside of Europe, and any of our other product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our product candidates, if approved, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DSUVIA, Zalviso, or any of our other product candidates, if approved in the United States or DZUVEO, or any of our other product candidates, if approved in Europe, or Zalviso in Europe. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize DSUVIA, Zalviso, or any of product candidates, if approved in the United States, or DZUVEO, or any of our other product candidates, if approved in Europe, or Zalviso in Europe.

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, although in September 2015 the EC approved the MAA for Grünenthal to market Zalviso in the European Economic Area countries, including the 28 EU member states as well as Norway, Iceland and Liechtenstein, or the EEA, separate pricing and reimbursement approvals may impact their ability to successfully commercialize Zalviso. Adverse pricing limitations may hinder our ability to recoup our investment in DSUVIA, Zalviso and/or our other drug candidates, even if/when those drug candidates obtain marketing approval.

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, Zalviso, and any future approved product candidates, including DZUVEO, would be negatively affected.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we are found to have improperly promoted off-label uses of our product candidates, including DSUVIA and/or Zalviso, if approved in the United States, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, including DSUVIA and Zalviso in the United States, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Our sufentanil-based products are subject to extensive regulation by the DEA, due to their status as scheduled drugs. Sufentanil is a Schedule II opioid, considered to present a high risk of abuse. The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA and also by comparable state agencies. In addition, our contract manufacturers are required to maintain relevant licenses and registrations. This high degree of regulation can result in significant compliance costs, which may have an adverse effect on the development and commercialization of our product candidates.

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers apply for quotas on our behalf. We will need significantly greater amounts of sufentanil to implement Grünenthal’s European commercialization plans for Zalviso, and any of our products that may be approved by the FDA in the future, including DSUVIA and Zalviso. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development of any of our product candidates or the commercial sale of any approved products. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our relationships with clinical investigators, health care professionals, consultants, commercial partners, third-party payers, hospitals, and other customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws, which could expose us to penalties.

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

We underwent a Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in Europe. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. Certification of our quality management system was issued by the British Standards Institution, or BSI, a Notified Body. ISO 13485:2003 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and European Economic Area (which includes the 28 EU member states as well as Norway, Iceland and Liechtenstein), or EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE Mark to our Zalviso device, which would prevent Grünenthal from selling these devices within the EU and EEA.

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.*

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

Significant disruptions of our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents.

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

As of March 31, 2018, we had 42 full-time employees. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, medical, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize DSUVIA, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability.

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;
•	withdrawal of clinical trial participants;
•	costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize our product candidates; and,
•	decreased demand for our product candidates, if approved for commercial sale.

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. For example, with the European approval of Zalviso, we expanded our insurance coverage to include the sale of Zalviso to our commercial partner, Grünenthal. There can be no assurance that such coverage will be adequate to protect us against any future losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of March 31, 2018, we are the owner of record of 66 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage through at least 2027.

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

There is also no assurance that any patents issued to us will not become the subject of adversarial proceedings such as opposition, inter partes review, post-grant review, reissue, supplemental examination, re-examination or other post-issuance proceedings. In addition, there is no assurance that the respective court or agency in such adversarial proceedings would not make unfavorable decisions, such as reducing the scope of a patent of ours or determining that a patent of ours is invalid or unenforceable. There is also no assurance that any patents issued to us will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products incorporating our technology. Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents.

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

As we enter our target markets, it is possible that competitors or other third parties will claim that our products and/or processes infringe on their intellectual property rights. These third parties may have obtained and may in the future obtain patents covering products or processes that are similar to, or may include compositions or methods that encompass our technology, allowing them to claim that the use of our technologies infringes on these patents.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, our stock price dropped by 60% on October 12, 2017, the day we announced the receipt of the DSUVIA CRL from the FDA. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•

any delay in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the resubmitted DSUVIA NDA or the Zalviso NDA, upon resubmission;

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

Historically, our common stock has thinly traded, and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.*

Historically, we have not had a high volume of daily trades in our common stock on Nasdaq. For example, the average daily trading volume in our common stock on Nasdaq during the three months ended March 31, 2018 and March 31, 2017 was approximately 450,000 and 200,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. A significant number of shares of our common stock are held by some of our original pre-IPO venture investors. These investors have previously distributed and may in the future distribute their shares of AcelRx to their limited partners. Historically, these limited partners have subsequently sold those shares on the open market following the distribution. Sales of substantial number of shares of our common stock following such distributions may lead to a decline in the price of our common stock.

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

In December 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	02/18/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	01/07/2011

10.1+	Offer letter dated March 16, 2018 with John Saia.	8-K	001-35068	10.1+	03/27/2018

10.2+	Form of Performance-Based Stock Option Award under 2011 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 9, 2018	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi M. Asadorian
Raffi M. Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)