Form 10-Q
period 2018-06-30
ACELRX PHARMACEUTICALS INC
filed 2018-08-02
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

or

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

As of July 26, 2018, the number of outstanding shares of the registrant’s common stock was 60,599,914.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2018 (Unaudited)	December 31, 2017(1)
Assets
Current Assets:
Cash and cash equivalents	$33,273	$52,902
Short-term investments	16,849	7,567
Accounts receivable, net	773	1,533
Tax receivable	352	—
Inventories	663	956
Prepaid expenses and other current assets	1,051	455
Total current assets	52,961	63,413
Property and equipment, net	10,923	11,051
Restricted cash	178	178
Long-term tax receivable	351	703
Other assets	207	207
Total Assets	$64,620	$75,552

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,804	$1,424
Accrued liabilities	2,548	3,543
Long-term debt, current portion	8,139	7,727
Deferred revenue, current portion	338	362
Liability related to the sale of future royalties, current portion	384	604
Total current liabilities	13,213	13,660
Deferred rent, net of current portion	468	378
Long-term debt, net of current portion	7,539	11,369
Deferred revenue, net of current portion	3,305	3,463
Liability related to the sale of future royalties, net of current portion	88,895	82,984
Contingent put option liability	166	207
Total liabilities	113,586	112,061
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—100,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 53,327,187 and 50,899,154 shares issued and outstanding as of June 30, 2018 and December 31, 2017	53	51
Additional paid-in capital	270,984	261,310
Accumulated deficit	(320,003)	(297,870)
Total stockholders’ deficit	(48,966)	(36,509)
Total Liabilities and Stockholders’ Deficit	$64,620	$75,552

(1)

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration agreement	$351	$2,192	$625	$5,219
Contract and other	467	467	536	549
Total revenue	818	2,659	1,161	5,768
Operating costs and expenses:
Cost of goods sold	749	3,543	1,863	7,668
Research and development	3,278	4,901	6,791	11,820
General and administrative	3,944	4,156	7,929	8,294
Total operating costs and expenses	7,971	12,600	16,583	27,782
Loss from operations	(7,153)	(9,941)	(15,422)	(22,014)
Other (expense) income:
Interest expense	(586)	(903)	(1,229)	(1,677)
Interest income and other income (expense), net	195	396	331	250
Non-cash interest expense on liability related to future sale of royalties	(2,995)	(2,609)	(5,811)	(5,167)
Total other expense	(3,386)	(3,116)	(6,709)	(6,594)
Net loss before income taxes	(10,539)	(13,057)	(22,131)	(28,608)
Provision for income taxes	(2)	(2)	(2)	(2)
Net loss	(10,541)	(13,059)	(22,133)	(28,610)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	—	2	—	(3)
Comprehensive loss	$(10,541)	$(13,057)	$(22,133)	$(28,613)
Net loss per share of common stock, basic and diluted	$(0.20)	$(0.29)	$(0.43)	$(0.63)
Shares used in computing net loss per share of common stock, basic and diluted	51,841,550	45,379,471	51,388,762	45,363,949

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(22,133)	$(28,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(155)	(46)
Non-cash interest expense on liability related to royalty monetization	5,811	5,167
Depreciation and amortization	293	948
Non-cash interest expense related to debt financing	344	471
Stock-based compensation	2,128	2,222
Revaluation of put option and PIPE warrant liabilities	(41)	(124)
Inventory impairment charge	—	369
Other	(38)	(3)
Changes in operating assets and liabilities:
Accounts receivable	760	3,763
Inventories	293	574
Prepaid expenses and other assets	(561)	(276)
Accounts payable	469	2
Accrued liabilities	(837)	(538)
Deferred revenue	(182)	(181)
Deferred rent	65	(43)
Net cash used in operating activities	(13,784)	(16,305)
Cash flows from investing activities:
Purchase of property and equipment	(387)	(1,961)
Purchase of investments	(12,844)	—
Proceeds from maturities of investments	3,600	—
Net cash used in investing activities	(9,631)	(1,961)
Cash flows from financing activities:
Principal payments on long-term debt	(3,762)	—
Net proceeds from issuance of common stock in connection with equity financings	7,407	—
Net proceeds from issuance of common stock through equity plans	141	104
Net cash provided by financing activities	3,786	104
Net decrease in cash, cash equivalents and restricted cash	(19,629)	(18,162)
Cash, cash equivalents and restricted cash—Beginning of period	53,080	80,488
Cash, cash equivalents and restricted cash—End of period	$33,451	$62,326

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	June 30,	June 30,
	2018	2017
Cash and cash equivalents	33,273	62,148
Restricted cash	178	178
Cash, cash equivalents and restricted cash shown in the statement of cash flows	33,451	62,326

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. AcelRx’s lead product candidate, DSUVIA™ (known as DZUVEO™ outside of the United States), and its follow-on product candidate, Zalviso®, each utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration. DSUVIA, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. Zalviso delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia, or PCA, system. Subject to obtaining regulatory approvals, AcelRx anticipates developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States by itself. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DZUVEO in Europe with a potential strategic partner. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

DSUVIA/DZUVEO

DSUVIA, is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for the treatment of moderate-to-severe acute pain administered by a healthcare professional. DSUVIA is known as DZUVEO outside the United States. DSUVIA was initially developed at the request of the U.S. Department of Defense as a replacement for injections of morphine on the battlefield. In addition to the military application, AcelRx is developing DSUVIA for the treatment of patients suffering from moderate-to-severe acute pain in multiple settings, such as emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based or hospital-based procedures; patients being treated and transported by paramedics. The Company completed the Phase 3 clinical program for DSUVIA and in February 2017 a New Drug Application, or NDA, was accepted for filing by the U.S. Food and Drug Administration, or FDA, for DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional in medically supervised settings. In October 2017, the Company received a Complete Response Letter, or CRL, from the FDA regarding its NDA for DSUVIA which states the FDA determined it could not approve the NDA and provided recommendations for resubmission. The CRL contained two primary recommendations. First, while the safety database was suitable in number of patients, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed labelling. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use, or DFU, to address use-related errors, including dropped tablets, which changes would need to be validated through a Human Factors, or HF, study. The Company had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, a proposal was discussed to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, the Company successfully completed the HF study to validate the revised DFU with no dropped tablets during the study. In May 2018, the Company announced the resubmission of the NDA for DSUVIA to the FDA. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, goal date of November 3, 2018.

The Company filed a Marketing Authorisation Application, or MAA, for DZUVEO (sufentanil sublingual tablet, 30 mcg) for the treatment of patients with moderate-to-severe acute pain in a medically supervised setting with the European Medicines Agency, or EMA. In June 2018, the Company announced that the European Commission, or EC, had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings.

Zalviso

Zalviso delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia, or PCA, system. Zalviso is approved in Europe and is in late-stage development in the U.S. The Company had initially submitted to the FDA an NDA seeking approval for Zalviso in September 2013 but received a CRL on July 25, 2014. Subsequently, the FDA requested an additional clinical study, IAP312, designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. In the IAP312 study, for which top-line results were announced in August 2017, Zalviso met safety, satisfaction and device usability expectations. These results will supplement the three Phase 3 trials already completed in the Zalviso NDA resubmission. The Company plans to resubmit the NDA for Zalviso in the second half of 2018.

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which grants Grünenthal rights to commercialize Zalviso PCA system, or the Product, in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia (collectively, the Territory) for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. In September 2015, the EC approved the MAA, previously submitted to the EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. On December 16, 2013, AcelRx and Grünenthal, entered into a related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company and Grünenthal amended the MSA, or the Amended MSA, effective as of July 17, 2015. The Amended MSA and the Amended License Agreement are referred to as the Amended Agreements.

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

Except as the context otherwise requires, when we refer to "we," "our," "us," the "Company" or "AcelRx" in this document, we mean AcelRx Pharmaceuticals, Inc., and its consolidated subsidiary. “DSUVIA” and “DZUVEO” are trademarks, and “ACELRX” and “Zalviso” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

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

Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017, was derived from the Company’s audited financial statements as of December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Timing of Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. The Company estimates the performance period or measure of progress at the inception of the arrangement and re-evaluates it each reporting period. This re-evaluation may shorten or lengthen the period over which revenue is recognized. Changes to these estimates are recorded on a cumulative catch up basis. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. Revenue is recognized for products at a point in time when control of the product is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer, and for licenses of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using the cost-to-cost input method.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2017. Aside from the adoption of ASC Topic 606 described below under “Recently Adopted Accounting Standards” and explained more fully above in “Revenue Recognition,” and in Note 4 “Adoption of ASC Topic 606, Revenue from Contracts with Customers” below, there have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2018, from those previously disclosed in its 2017 Annual Report on Form 10-K.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the condensed consolidated statement of cash flows. The ASU requires that the condensed consolidated statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the condensed consolidated statement of cash flows and the cash and equivalents balance presented on the condensed consolidated balance sheet. The Company adopted ASU No. 2016-18, and the guidance has been retrospectively applied to all periods presented. The adoption of the guidance did not have an impact on the Company’s condensed consolidated balance sheets or statements of comprehensive loss.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. Unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases (i.e. operating and capital leases) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this standard beginning in 2019. The Company does not expect that this standard will have a material impact on its condensed consolidated statements of comprehensive loss; however, the Company does expect that upon adoption, this standard will impact the carrying value of its assets and liabilities on its condensed consolidated balance sheets as a result of the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. The Company is still evaluating whether there are other existing contracts that may become leases under the new lease standard, and the impact of the adoption of this standard on its condensed consolidated financial statements and disclosures. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions, and will expand its analysis to include any new lease arrangements initiated prior to adoption.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$19,267	$—	$—	$19,267
U.S. government agency securities	14,006	—	—	14,006
Total cash and cash equivalents	$33,273	$—	$—	$33,273

Marketable securities:
U.S. government agency securities	$16,849	$—	$—	$16,849
Total marketable securities	$16,849	$—	$—	$16,849

Total cash, cash equivalents and investments	$50,122	$—	$—	$50,122

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$29,765	$—	$—	$29,765
U.S. government agency securities	23,137	—	—	23,137
Total cash and cash equivalents	$52,902	$—	$—	$52,902

Marketable securities:
U.S. government agency securities	$7,567	$—	$—	$7,567
Total marketable securities	$7,567	$—	$—	$7,567

Total cash, cash equivalents and investments	$60,469	$—	$—	$60,469

As of June 30, 2018 and December 31, 2017, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at June 30, 2018 or December 31, 2017. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and six months ended June 30, 2018 and June 30, 2017.

As of June 30, 2018 and December 31, 2017, the contractual maturity of all investments held was less than one year.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2018
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,855	$—	$30,855	$—
Total assets measured at fair value	$30,855	$—	$30,855	$—

Liabilities
Contingent put option liability	$166	$—	$—	$166
Total liabilities measured at fair value	$166	$—	$—	$166

	As of December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,704	$—	$30,704	$—
Total assets measured at fair value	$30,704	$—	$30,704	$—

Liabilities
Contingent put option liability	$207	$—	—	$207
Total liabilities measured at fair value	$207	$—	$—	$207

As of June 30, 2017, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants were considered a liability and were valued using the Black-Scholes option-pricing model, the inputs for which included exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs could have a significant impact to the estimated fair value of the PIPE warrants. The PIPE warrants expired in November 2017.

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Fair value—beginning of period	$186	$207
Change in fair value of contingent put option associated with Amended Loan Agreement	(20)	(41)
Fair value—end of period	$166	$166

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Fair value—beginning of period	$609	$412
Change in fair value of PIPE warrants	(267)	(260)
Change in fair value of contingent put option associated with Amended Loan Agreement	(54)	136
Fair value—end of period	$288	$288

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	June 30, 2018	December 31, 2017
Raw materials	$663	$702
Work-in-process	—	254
Total	$663	$956

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

Revenue Recognition

As described in Note 1 “Organization and Summary of Significant Accounting Policies,” the Company has entered into the Amended Agreements with Grünenthal related to Zalviso. At June 30, 2018, approximately $3.6 million of the transaction price under the Amended Agreements is allocated to the discount on future manufacturing services, which the Company expects to be recognized through 2029.

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue Recognition.”

The following table presents changes in the Company’s contract liabilities for the six months ended June 30, 2018:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract liability:
Deferred revenue	$3,825	$-	$(182)	$3,643

During the three and six months ended June 30, 2018, the Company recognized the following revenue (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied – Amended Agreements	$91	$182
New activities in the period from performance obligations satisfied:
Performance obligations satisfied – Amended Agreements	239	392
Total revenue from performance obligations satisfied	$330	$574
Royalty revenue	21	51
Contract and other	467	536
Total revenue	$818	$1,161

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

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development performed under the DoD Contract, recorded as contract and other revenue in the condensed consolidated statements of comprehensive loss, was $0.4 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and $0.5 million and $0.6 million for the three and six months ended June 30, 2017, respectively.

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

During the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million in revenue under the Amended Agreements, respectively, $0.1 million and $0.2 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue, respectively. During the three and six months ended June 30, 2017, the Company recognized $2.2 million and $5.2 million in revenue under the Amended Agreements, respectively, primarily product sales revenue. As of June 30, 2018, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $3.3 million, respectively. The deferred revenue balance consists primarily of the significant and incremental discount on manufacturing services, which is being recognized on a straight-line basis over the period such discount is made available to Grünenthal, which began in February 2016 and is estimated to continue through 2029.

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

The accrued balance due under the Amended Loan Agreement was $15.7 million at June 30, 2018 and $19.1 million at December 31, 2017. Interest expense related to the Amended Loan Agreement was $0.6 million, $0.1 million of which represented amortization of the debt discount, for the three months ended June 30, 2018, and $1.2 million, $0.3 million of which represented amortization of the debt discount, for the six months ended June 30, 2018. Interest expense related to the Amended Loan Agreement was $0.9 million, $0.4 million of which represented amortization of the debt discount, for the three months ended June 30, 2017, and $1.7 million, $0.7 million of which represented amortization of the debt discount, for the six months ended June 30, 2017.

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

The following table shows the activity within the liability account during the six months ended June 30, 2018 (in thousands):

	Six months ended June 30, 2018	Period from inception to June 30, 2018
Liability related to sale of future royalties — beginning balance	$83,588	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(120)	(247)
Non-cash interest expense recognized	5,811	28,342
Liability related to sale of future royalties as of June 30, 2018	89,279	89,279
Less: current portion	(384)	(384)
Liability related to sale of future royalties — net of current portion	$88,895	$88,895

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

9. Warrants

Amended Loan Agreement Warrants

In connection with the Company’s Amended Loan Agreement, warrants to purchase 176,730 shares of common stock at $3.07 per share were issued to Hercules. As of June 30, 2018, these warrants had not been exercised and were still outstanding. These warrants expire in December 2018.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan, or ESPP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$74	$79	$161	$163
Research and development	377	448	809	985
General and administrative	597	551	1,158	1,074
Total	$1,048	$1,078	$2,128	$2,222

As of June 30, 2018, there were 1,277,823 shares available for grant, 11,582,233 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 948,959 shares available for grant under the ESPP.

11. Stockholders’ Equity

Common Stock

2016 ATM Agreement

During the three and six months ended June 30, 2018, the Company issued and sold 2.3 million shares of common stock pursuant to the 2016 ATM Agreement, for which the Company received net proceeds of approximately $7.4 million, after deducting commissions, fees and expenses of $0.2 million.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	June 30,
	2018	2017
ESPP and stock options to purchase common stock	11,779,042	8,700,169
Common stock warrants	176,730	689,186

13. Subsequent Event

On July 16, 2018, the Company completed an underwritten public offering of 7,272,727 shares of common stock, at a price of $2.75 per share to the public. The total gross proceeds of this offering were approximately $20.0 million with estimated net proceeds to the Company of $18.7 million after deducting underwriting discounts and commissions and other estimated expenses payable by the Company. The Company has granted the underwriters an option for a period of 30 days to purchase up to an additional 1,090,909 shares of our common stock at the public offering price of $2.75 per share, less underwriting discounts and commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the process and timing of anticipated future development of our product candidates, DSUVIA™ (sufentanil sublingual tablet, 30 mcg), known as DZUVEO™ outside the United States, and Zalviso® (sufentanil sublingual tablet system), including the timing and review of the NDA resubmission for DSUVIA; the anticipated timing of any FDA advisory committee meeting or PDUFA date regarding DSUVIA; the timing of the planned NDA resubmission for Zalviso; the accuracy of our estimates regarding expenses, capital requirements and the need for financing; the status of the Amended Agreements with Grünenthal, including potential milestones and royalty payments under the Amended Agreements, or any other future potential collaborations; and the therapeutic and commercial potential of our product candidates, including potential market opportunities for DSUVIA, DZUVEO and Zalviso.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017.

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. Our product candidates, focused on the treatment of acute pain are, DSUVIA™ (known as DZUVEO™ outside of the United States), and Zalviso®, each utilize sublingual sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. In May 2018, we announced the resubmission of the NDA for DSUVIA to the FDA. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, goal date of November 3, 2018. In June 2018, we announced that the European Commission, or EC, had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We anticipate developing a distribution capability and commercial organization to market and sell DSUVIA, if approved, in the United States by ourselves. In geographies where we decide not to commercialize ourselves, including the potential commercialization of DZUVEO in Europe, we may seek to out-license commercialization rights. We currently intend to commercialize and promote DZUVEO in Europe with a potential strategic partner, although we have not yet entered into such an arrangement. We plan to resubmit our NDA for Zalviso in the second half of 2018. If we are successful in obtaining approval of Zalviso in the United States, we plan to potentially promote Zalviso either by ourselves or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

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

DSUVIA (sufentanil sublingual tablet, 30 mcg), known as DZUVEO outside the United States

DSUVIA is a non-invasive investigational product candidate consisting of 30 mcg sufentanil tablets delivered sublingually by a healthcare professional using a disposable, pre-filled, single-dose applicator, or SDA. We are developing DSUVIA for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings. If approved, examples of potential patient populations and settings in which DSUVIA could be used include: emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of office-based or hospital-based procedures; patients being treated and transported by paramedics; and for battlefield casualties. In the emergency room and in ambulatory care environments, patients often do not have immediate IV access available, or maintaining IV access may provide an impediment to rapid discharge. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Oral pills and liquids generally have slow and erratic onset of analgesia. Based on internal market research conducted to date, we believe that additional treatment options are needed that can safely and effectively treat acute trauma pain, in both civilian and military settings, and that can provide an alternative to currently marketed oral pills and liquids, as well as IV-administered opioids, for moderate-to-severe acute pain. In addition, based on our recent interactions with healthcare providers, and also as reported in recent media coverage, the need for new acute pain treatment options is further highlighted by the current shortage of IV opioids in hospitals throughout the United States. We believe this situation creates an environment to demonstrate how DSUVIA, if approved, could help U.S. hospitals manage through the intravenous opioid shortage they are experiencing in their facilities today.

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

In October 2017, we received a CRL from the FDA regarding the DSUVIA NDA which stated that the FDA determined it could not approve the NDA in its present form and provided recommendations for resubmission. The CRL contained two primary recommendations. First, while the safety database was suitable in number of patients, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label. Second, to ensure proper administration of the tablet with the SDA, the FDA recommended certain changes to the Directions for Use, or DFU, to address use-related errors, which changes should be validated through a Human Factors, or HF, study. We had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we successfully completed the HF study to validate the revised DFU with no dropped tablets during the study, and as mentioned above, in May 2018, we announced the resubmission of the DSUVIA NDA to the FDA and the PDUFA goal date of November 3, 2018.

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

As mentioned above, in June 2018, we announced that the EC had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We anticipate we may need comparator studies in the EU to ensure premium reimbursement in certain countries. As mentioned above, we intend to commercialize and promote DZUVEO in Europe with a potential strategic partner, but we have not yet entered into such an arrangement.

Zalviso (sufentanil sublingual tablet system)

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

Zalviso was approved for commercial sale by the EC in September 2015 and Grünenthal began its European launch of Zalviso with its first commercial sale occurring in April 2016. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL, or the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties” in the accompanying notes to the condensed consolidated financial statements.

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

Our revenues since inception have consisted primarily of revenues from our Amended License Agreement with Grünenthal and our research contracts with the DoD. There can be no assurance that our relationship with Grünenthal will continue beyond the initial term or that we will be able to meet the milestones specified in the Amended License Agreement As mentioned above, in May 2015, the DoD agreed to provide us up to $17.0 million to support the development of DSUVIA. Under the terms of the DoD Contract, the DoD has reimbursed us for certain costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses.

We received approval of DZUVEO in Europe in June 2018, but we have not yet entered into a collaboration agreement with a potential strategic partner for the commercialization of DZUVEO in Europe. There can be no assurance that we will enter into a collaborative agreement for DZUVEO, or any other collaborative agreements, or receive research-related contract awards in the future. Accordingly, we expect revenues to continue to fluctuate from period-to-period and we cannot provide assurance that we will obtain marketing approval for any of our product candidates, outside of Zalviso and DZUVEO in Europe, and subsequently generate revenue from those product candidates in excess of our operating expenses.

Our net loss for the three months and six months ended June 30, 2018 was $10.5 million and $22.1 million, respectively, compared to net losses of $13.1 million and $28.6 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $320.0 million. As of June 30, 2018, we had cash, cash equivalents and short-term investments totaling $50.1 million compared to $60.5 million as of December 31, 2017.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. Aside from the adoption of Revenue from Contracts with Customers (Topic 606) explained more fully in Note 1 “Organization and Summary of Significant Accounting Policies - Revenue Recognition,” and in Note 4 “Adoption of ASC Topic 606, Revenue from Contracts with Customers,” in the accompanying notes to the condensed consolidated financial statements, there have been no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2018, from those previously disclosed in our 2017 Annual Report on Form 10-K.

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

Three and Six Months Ended June 30, 2018 and 2017

Revenue

Collaboration Agreement Revenue

In September 2015, the EC granted marketing approval for Zalviso to our commercial partner, Grünenthal, and Grünenthal commercially launched Zalviso in Europe, with the first commercial sale occurring in April 2016. We estimate and recognize royalty revenue and non-cash royalty revenue on a quarterly basis. Adjustments to estimated revenue are recognized in the subsequent quarter based on actual revenue earned per the royalty reports received from Grünenthal.

For the three months ended June 30, 2018, we recognized $0.3 million in revenue under the Amended Agreements, $0.1 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue. For the three months ended June 30, 2017, we recognized $2.2 million in revenue under the Amended Agreements, primarily product sales revenue. Revenue recognized under the Amended Agreements for the six months ended June 30, 2018 was $0.6 million, $0.2 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue, compared to $5.2 million for the six months ended June 30, 2017, consisting primarily of product sales revenue. The decrease in collaboration agreement revenue for the three and six months ended June 30, 2018, as compared to the prior year periods, was primarily the result of Grünenthal working down its existing inventories. While Grünenthal anticipates positive sales growth for Zalviso in fiscal year 2018, this trend will not always closely align with the timing of our product sales revenue as Grünenthal continues to work down its existing inventories. Therefore, despite Grünenthal’s continued growth expectations for Zalviso, we expect our collaboration agreement revenue related to product sales to continue to decline in fiscal year 2018 before increasing modestly in 2019. In addition, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL. As a result, collaboration agreement revenue is not expected to have a significant impact on our cash flows in the near-term since a significant portion of European Zalviso royalties and milestones were already monetized with PDL in 2015. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of Zalviso in 2018 will continue to be minimal.

As of June 30, 2018, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $3.3 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the three and six months ended June 30, 2018, we recognized revenue of $0.4 million and $0.5 million, respectively for services performed under the DoD Contract for DSUVIA, as compared to $0.5 million and $0.6 million, during the three and six months ended June 30, 2017, respectively. Under the terms of the DoD Contract, the DoD reimburses us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses.

Cost of goods sold

Total cost of goods sold for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017
	(In thousands, except percentages)
Cost of goods sold	$749	$3,543	$(2,794)	(79)%	$1,863	$7,668	$(5,805)	(76)%

In October 2015, we initiated commercial production of Zalviso for Grünenthal. Under the Amended Agreements, we will sell Zalviso at a predetermined transfer price. We will not recover internal indirect costs as part of the transfer price. At current low volume levels, our direct costs are in excess of the transfer prices we are receiving from Grünenthal. In addition, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of Zalviso in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not yet resubmitted the NDA for Zalviso and sales by Grünenthal in Europe have not been substantial. If we do not timely resubmit the NDA for Zalviso and then receive timely approval and are unable to successfully launch Zalviso in the U.S., or the volume of Grünenthal sales does not increase significantly, we will not achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin.

Cost of goods sold for Zalviso delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs and impairment charges. These direct costs included in costs of goods sold totaled $0.1 million and $0.5 million in the three and six months ended June 30, 2018, respectively, and $2.3 million and $5.1 million in the three and six months ended June 30, 2017, respectively. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Indirect costs included in costs of goods sold totaled $0.7 million and $1.4 million in the three and six months ended June 30, 2018, respectively, and $1.3 million and $2.6 million in the three and six months ended June 30, 2017, respectively. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach as that used to value the inventory. For the foreseeable future, we anticipate negative gross margins on Zalviso product delivered to Grünenthal.

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

We track external development expenses on a program-by-program basis. Our internal development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Drug Indication/Description	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017
	(In thousands, except percentages)
DSUVIA	$869	$1,178	$(309)	(26)%	$1,485	$2,223	$(738)	(33)%
ZALVISO	105	1,554	(1,449)	(93)%	502	5,292	(4,790)	(91)%
Overhead	2,304	2,169	135	6%	4,804	4,305	499	12%
Total research and development expenses	$3,278	$4,901	$(1,623)	(33)%	$6,791	$11,820	$(5,029)	(43)%

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

The $1.6 million decrease in research and development expenses for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to a $1.4 million decrease in Zalviso-related expenses and a $0.3 million decrease in DSUVIA-related development spending. The $5.0 million decrease in research and development expenses for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was mainly due to a $4.8 million decrease in Zalviso-related expenses and a $0.7 million decrease in DSUVIA-related development spending, offset by a $0.5 million net increase in other research and development expenses. The decrease in Zalviso-related spending in 2018 as compared to the prior year periods is primarily due to the IAP312 clinical study which was completed in the third quarter of 2017.

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

Total general and administrative expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017
	(In thousands, except percentages)
General and administrative expenses	$3,944	$4,156	$(212)	(5)%	$7,929	$8,294	$(365)	(4)%

General and administrative expenses during the three months ended June 30, 2018 decreased by $0.2 million, as compared to the three months ended June 30, 2017 and decreased by $0.4 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. In both periods, the decreases were primarily due to decreased expenses in support of DSUVIA-related pre-commercialization activities.

Other (Expense) Income

Total other (expense) income for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017
	(In thousands, except percentages)
Interest expense	$(586)	$(903)	$317	35%	$(1,229)	$(1,677)	$448	(27	) %
Interest income and other income (expense), net	195	396	(201)	(51)%	331	250	81	32%
Non-cash interest expense on liability related to sale of future royalties	(2,995)	(2,609)	(386)	15%	(5,811)	(5,167)	(644)	12%
Total other (expense) income	$(3,386)	$(3,116)	$(270)	9%	$(6,709)	$(6,594)	$(115)	2%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense pertains to interest on the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. Refer to Note 7 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements for additional information. Primarily as a result of the lower principal balance in the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, the amount of interest expense incurred decreased. As of June 30, 2018, the accrued balance due to Hercules was $15.7 million.

Interest income and other income (expense), net, for the three and six months ended June 30, 2018 primarily related to interest earned on our investments, while for the three and six months ended June 30, 2017 it consisted primarily of the change in the fair value of our warrants, or PIPE warrants, which were issued in connection with the June 2012 private placement of our common stock and expired in November 2017, and the change in the fair value of the contingent put option related to the Amended Loan Agreement with Hercules.

The increase in non-cash interest expense on the liability related to the sale of future royalties for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, is attributable to the Royalty Monetization that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur approximately $12 million in non-cash interest expense related to the Royalty Monetization during the year ended December 31, 2018.

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

As of June 30, 2018, we had cash, cash equivalents and investments totaling $50.1 million compared to $60.5 million as of December 31, 2017. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development and pre-commercialization activities and support Grünenthal’s European sales of Zalviso. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the third quarter of 2019. However, our expectations may change depending on a number of factors including any changes or delays in the NDA resubmission of Zalviso and the FDA approval process for DSUVIA and Zalviso. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

On July 16, 2018, we completed an underwritten public offering of 7,272,727 shares of common stock, at a price of $2.75 per share to the public. The total gross proceeds of this offering were approximately $20.0 million with estimated net proceeds to us of $18.7 million after deducting underwriting discounts and commissions and other estimated expenses payable by us. We have granted the underwriters an option for a period of 30 days to purchase up to an additional 1,090,909 shares of our common stock at the public offering price of $2.75 per share, less underwriting discounts and commissions.

On June 21, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which AcelRx may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock, having an aggregate offering price of up to $40.0 million. During the six months ended June 30, 2018, we issued and sold an aggregate of 2.3 million shares of common stock pursuant to the Sales Agreement, for which we received net proceeds of approximately $7.4 million, after deducting commissions, fees and expenses of $0.2 million. As of June 30, 2018, we had issued and sold an aggregate of 7.7 million shares of common stock pursuant to the Sales Agreement, for which we had received net proceeds of approximately $23.1 million, after deducting commissions, fees and expenses of $0.7 million.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the European sales of Zalviso by Grünenthal to PDL. The total liability related to sale of future royalties to PDL as of June 30, 2018 was $89.3 million.

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

As of June 30, 2018, the accrued balance due under the Amended Loan Agreement was $15.7 million, which includes the accrued portion of the End of Term Fee.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(13,784)	$(16,305)
Net cash used in investing activities	(9,631)	(1,961)
Net cash provided by financing activities	3,786	104

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

Cash used in operating activities of $13.8 million during the six months ended June 30, 2018, reflected a net loss of $22.1 million, partially offset by aggregate non-cash charges of $8.3 million. Non-cash charges included $5.8 million in non-cash interest expense on the liability related to the royalty monetization and $2.1 million for stock-based compensation expense. The net change in our operating assets and liabilities included a decrease in accounts receivable of $0.8 million and a decrease in accrued liabilities of $0.8 million.

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

During the six months ended June 30, 2018, cash used in investing activities of $9.6 million was the result of $12.8 million for purchases of investments and purchases of property and equipment of $0.4 million offset by $3.6 million in proceeds from maturity of investments. During the six months ended June 30, 2017, cash used in investing activities of $2.0 million was due to purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the six months ended June 30, 2018, cash provided by financing activities was primarily due to net proceeds of $7.6 million from the issuance of common stock, including $7.4 million in net proceeds received under the Sales Agreement, offset by $3.8 million in payments of long-term debt. During the six months ended June 30, 2017, cash provided by financing activities of $0.1 million was due to proceeds from the issuance of common stock upon the exercise of common stock options under our EIP and stock purchases made under our ESPP.

Operating Capital and Capital Expenditure Requirements

Our rate of cash usage may increase in the future, in particular to support our product development activities, including activities undertaken to support the FDA review of the resubmitted DSUVIA NDA, resubmission of the Zalviso NDA to the FDA, and prepare for the potential commercialization of our product candidates, if approved. In the short-term, we anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the third quarter of 2019. Our current operating plan includes anticipated activities required to support the FDA review of the resubmitted DSUVIA NDA, to resubmit the NDA for Zalviso in the second half of 2018, and expenditures related to our preparation for the commercialization of DSUVIA in the United States. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to gain approval of DSUVIA and Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the outcome, timing and cost of the regulatory resubmission of Zalviso and any approvals for DSUVIA and Zalviso;

•	the initiation, progress, timing and completion of any post-approval clinical trials for our product candidates, if approved;

•	expenditures related to our preparation for the potential commercialization of DSUVIA and Zalviso;

•	future manufacturing, selling and marketing costs related to DSUVIA and Zalviso, including our contractual obligations to Grünenthal for Zalviso;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	commercialize any products we market, including DSUVIA and Zalviso, if approved in the United States;

•	manufacture and market our product candidates;

•	conduct preclinical and clinical testing of our product candidates, and;

•	conduct research and development programs.

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

Off-Balance Sheet Arrangements

Through June 30, 2018, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of June 30, 2018, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our condensed consolidated balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on June 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Risks Related to Clinical Development and Regulatory Approval

We depend substantially on the success of DSUVIATM (known as DZUVEOTM outside of the United States), which may not receive regulatory approval in the United States.*

We believe the importance of DSUVIA (sufentanil sublingual tablet, 30 mcg) is critical to our future success. In December 2016, we submitted the New Drug Application, or NDA, for DSUVIA for the treatment of patients experiencing moderate-to-severe acute pain in a medically supervised setting to the United States Food and Drug Administration, or FDA. The NDA was accepted for filing by the FDA. In October 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the Directions for Use, or DFU, to address use-related errors, which changes should be validated through a Human Factors, or HF, study. We held a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we successfully completed the HF study to validate the revised DFU with no dropped tablets during the study, and in May 2018, we announced the resubmission of the DSUVIA NDA. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, goal date of November 3, 2018. While we have resubmitted the NDA for DSUVIA, there is no guarantee that the information provided to the FDA will be adequate to address the recommendations made in the DSUVIA CRL or that we will be successful in obtaining FDA approval of DSUVIA. Although we have resubmitted the DSUVIA NDA, the FDA could require us to complete further clinical, Human Factors or other studies, which could further delay or preclude any approval of the NDA and require us to obtain significant additional funding. In addition, given that both DSUVIA and Zalviso utilize a sublingual tablet formulation of sufentanil, it is possible that an adverse regulatory outcome for one product candidate may affect regulatory outcome for the other product candidate.

We anticipate that the FDA will hold an advisory committee meeting to obtain committee input on the safety and efficacy of DSUVIA. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the drug under review. Advisory committee decisions are not binding, but an adverse decision at the advisory committee may have a negative impact on the regulatory review of DSUVIA. Additionally, we may choose to engage in the dispute resolution process with the FDA.

In June 2018, we announced that the EC had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We have not yet entered into a collaboration agreement with a potential strategic partner for the commercialization of DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. In addition, we anticipate we may need comparator studies in Europe to ensure premium reimbursement in certain countries. If DSUVIA is not approved for sale in the United States, or we are unable to enter into a collaboration agreement for DZUVEO, or DZUVEO does not receive premium reimbursement in certain European countries, it could have a significant impact on our ability to generate cash flows from product sales of DSUVIA or DZUVEO. If we are unable to receive approval to commercialize DSUVIA in the United States, we would be required to find alternative sources of capital to continue operations. If DSUVIA is not approved for sale in the United States, and we are unsuccessful in finding alternative sources of capital, it will be difficult for us to continue as a going concern under our current operating plan.

Our proposed trade name of DSUVIA has been conditionally approved by the FDA, which must approve all drug trade names to avoid medication errors and misbranding. However, the FDA may withdraw this approval in which case any brand recognition or goodwill that we establish with the name DSUVIA prior to commercialization may be worthless.

Our development efforts for DSUVIA in the United States were delayed as a result of the DSUVIA CRL from the FDA. As a result, our ability to commercialize and generate revenues from DSUVIA in the United States has been delayed. Any further delay in approval by the FDA of the resubmitted DSUVIA NDA, including the receipt of a second CRL for DSUVIA, may also negatively impact our stock price and harm our business operations. Any additional delays in obtaining, or inability to obtain, regulatory approval would further delay or prevent us from commercializing DSUVIA in the United States, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for DSUVIA in the United States, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the clinical and regulatory success of Zalviso®, which may not receive regulatory approval in the United States.

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

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.*

We have reported positive top-line data from our three Phase 3 clinical trials for DSUVIA, or SAP301, SAP302, and SAP303, as well as each of our four Zalviso Phase 3 clinical trials completed to date, in addition to all of our Phase 2 clinical trials for DSUVIA and Zalviso. However, even if we believe that the data obtained from clinical trials is positive, the FDA has, and in the future could, determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. For example, although patients treated with DSUVIA demonstrated improvements in pain intensity as early as 15-to-30 minutes after the start of dosing in our each of our clinical trials included in the NDA for DSUVIA, we received the DSUVIA CRL from the FDA in October 2017 which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. We held a Type A post-action meeting with the FDA In January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised DFU and in May 2018, we announced the resubmission of the DSUVIA NDA to the FDA and the PDUFA goal date of November 3, 2018. As a result of the DSUVIA CRL, the timing of our commercialization plan for DSUVIA in the United States has been delayed. Similarly, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for Zalviso which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the Zalviso CRL, a clinical trial would be needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. While we believe Zalviso met safety, satisfaction and device usability expectations in this trial, known as IAP312, there is no guarantee the FDA will agree with our interpretation of these results, or accept our planned NDA resubmission without requiring additional clinical trials of Zalviso. If the FDA were to require any additional clinical trials for Zalviso, our development efforts would be further delayed, which would have a material adverse effect on our business. Any such determination by the FDA would delay the timing of our commercialization plan for Zalviso, or further development of our other product candidates, and adversely affect our business operations.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed three Phase 3 clinical trials for DSUVIA, four Phase 3 clinical trials for Zalviso, one Phase 2 clinical trial for DSUVIA and several Phase 2 clinical trials for Zalviso, future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, in October 2017, we received the DSUVIA CRL from the FDA for the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. We held a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised DFU and in May 2018, we announced the resubmission of the DSUVIA NDA and the PDUFA goal date of November 3, 2018. As a result, the completion of the Phase 3 clinical program for DSUVIA has been delayed and our research and development expenses for DSUVIA will increase. Finally, we postponed the start of IAP312, originally planned for the first quarter of 2016, to September 2016. The postponement was due to a delay in the receipt and testing of final clinical supplies for this trial. As a result, the development timeline for Zalviso was further extended.

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

We have recently resubmitted the DSUVIA NDA. Activities that we have undertaken to address recommendations made in the DSUVIA CRL may be deemed insufficient by the FDA.*

In October 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. First, the collection of additional data was requested on at least 50 patients to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label. Second, to ensure proper administration of the tablet with the single-dose applicator, the FDA recommended certain changes to the DFU to address use-related errors, which changes should be validated through an HF study. We had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised DFU and in May 2018, we announced the resubmission of the DSUVIA NDA to the FDA and the PDUFA goal date of November 3, 2018.

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

Additional time may be required to obtain U.S. regulatory approval for DSUVIA and Zalviso because they are drug/device combination products.*

DSUVIA and Zalviso are combination product candidates with both drug and device components. The FDA requires both the drug and device components of combination product candidates to be reviewed as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as DSUVIA and Zalviso. As a result, we have in the past, and may in the future, experience delays in the development and commercialization of both DSUVIA and Zalviso due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA. For example, the DSUVIA CRL received from the FDA in October 2017 contains requests for additional information and testing of DSUVIA to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label in at least 50 patients. AcelRx had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised DFU and in May 2018, we announced the resubmission of the DSUVIA NDA and the PDUFA goal date of November 3, 2018.

Except for Zalviso and DZUVEO approval in Europe, we cannot predict when we will obtain regulatory approval to commercialize any of our product candidates, if at all, and we cannot, therefore, predict the timing of any future revenue.*

We cannot commercialize any of our product candidates, including DSUVIA or Zalviso, until the appropriate regulatory authorities, such as the FDA or the EMA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may be unable to obtain regulatory approval for our product candidates. As part of our development program, we met with the FDA in December 2015 to review plans for an NDA for DSUVIA. Based on feedback from the FDA, we expanded the clinical program for DSUVIA by 176 additional patients to include individuals from specific populations and settings, in order to increase the DSUVIA safety database. As a result, the completion of the Phase 3 clinical program for DSUVIA was extended and our clinical trial expenses increased.

In October 2017, we received a CRL from the FDA regarding the NDA for DSUVIA which states the FDA determined it cannot approve the NDA in its present form and provides recommendations for resubmission. The CRL contained two primary recommendations. AcelRx had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised DFU and in May 2018, we announced the resubmission of the DSUVIA NDA and the PDUFA goal date of November 3, 2018. However, the DSUVIA CRL resulted in delays in our ability to obtain commercial approval of DSUVIA and increased our associated costs.

In June 2018, we announced that the EC had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We have not yet entered into a collaboration agreement with a potential strategic partner for the commercialization of DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. In addition, we anticipate we may need comparator studies in Europe to ensure premium reimbursement in certain countries. Our inability to enter into a collaboration agreement for DZUVEO or to successfully complete these additional comparator studies may prevent or delay commercialization and any associated future revenues from DZUVEO in Europe.

In September 2015, the EC approved Grünenthal’s MAA for Zalviso for post-operative pain; however, we cannot predict the commercial success of Zalviso. In the United States, we received the Zalviso CRL on July 25, 2014, which contains requests for additional information on the Zalviso System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the Zalviso CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the Zalviso CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. We completed the protocol review and announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We anticipate resubmitting the NDA for Zalviso in the second half of 2018.

Although the FDA provided feedback on the DSUVIA clinical program and reviewed the protocol for IAP312, the FDA has required us to complete additional clinical work prior to resubmitting the NDAs for both DSUVIA and Zalviso. Additional delays may result if any of our product candidates is taken before an FDA advisory committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, as mentioned above, we anticipate we may need comparator studies of DZUVEO in Europe to ensure premium reimbursement in certain countries. In addition, we intend to resubmit our NDA seeking approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

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

Except for Zalviso and DZUVEO approval in Europe, we may never obtain approval for, any other products outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we or our commercial partners, including Grünenthal in Europe, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. On September 22, 2015, we announced that the EC had approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. In April 2016, Grünenthal completed the first commercial sale of Zalviso. In June 2018, we announced that the EC had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We have not yet entered into a collaboration agreement with a potential strategic partner for the commercialization of DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement.

Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. Our current clinical trial data may not be sufficient to support marketing approval or premium reimbursement in all territories. For example, we anticipate we may need comparator studies for DZUVEO in Europe to ensure premium reimbursement in certain countries. Grünenthal does have products approved in international markets, Grünenthal’s experience in international markets does not guarantee compliance with regulatory requirements in those markets. Similarly, while we have obtained approval of DZUVEO in Europe, even if we are successful in entering into a collaboration agreement with a commercial partner, we will be substantially dependent on that commercial partner to comply with regulatory requirements. If we, or our commercial partners, fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2018 and may continue to incur losses for the foreseeable future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of June 30, 2018, we had an accumulated deficit of $320.0 million.

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

We have never generated significant product revenue and may never be profitable.*

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We may never generate revenues from sales of DSUVIA, Zalviso or our other product candidates in the United States. Although DZUVEO was approved by the EC in June 2018, we have not yet entered into a collaboration agreement with a potential strategic partner to commercialize DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. While we have a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal may not recognize a level of commercial sales of Zalviso for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of Zalviso, as a result of our sale to PDL of certain expected royalties from the sales of Zalviso by Grünenthal and a majority of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under the Amended License Agreement. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

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

We have not yet entered into a collaboration agreement with a potential strategic partner for the commercialization of DZUVEO in Europe.*

DZUVEO was approved by the EC in June 2018, but we have not yet entered into a collaboration agreement with a potential strategic partner to commercialize DZUVEO in Europe. If we are unable to enter into such an agreement, we may never generate revenues from sales of DZUVEO. If we are successful in identifying a commercial partner and entering into a collaboration agreement, we will be substantially dependent on this partner to successfully commercialize DZUVEO in Europe. Any failures in the commercialization of DZUVEO in Europe could have a significant adverse impact on our revenues and operating results.

Any future collaboration agreement for DZUVEO, will likely require us to support the manufacturing and supply of the product in Europe for our commercial partner. In addition, we anticipate we may need comparator studies in Europe to ensure premium reimbursement in certain countries. Our inability to profitably manufacture and supply DZUVEO to any future commercial partner, or to successfully complete these additional comparator studies and obtain premium reimbursement in certain countries, may prevent, limit or delay commercialization and any associated future revenues from DZUVEO in Europe.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect to incur significant expenditures in connection with our ongoing activities in support of our product candidates, including support for FDA regulatory review of the resubmitted DSUVIA NDA and the Zalviso NDA resubmissions, once resubmitted and preparation for potential commercialization of DSUVIA in the United States. Further development activities can be time consuming and costly. While we believe we have sufficient capital resources to continue planned operations through at least the end of the third quarter of 2019, we will need additional capital to pursue commercialization of any of our product candidates, including DSUVIA and Zalviso, if approved.

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

To fund our operations, we may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, which may impose restrictions on our business.*

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under the Sales Agreement with Cantor, which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. For example, as of June 30, 2018, we had issued and sold an aggregate of 7.7 million shares of common stock pursuant to the Sales Agreement with Cantor, for which we had received net proceeds of approximately $23.1 million. In addition, on July 16, 2018, we completed an underwritten public offering of 7,272,727 shares of common stock, at a price of $2.75 per share to the public. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

As of June 30, 2018, we have approximately $15.7 million of debt, which includes the accrual portion of the End of Term Fee, under our Amended Loan Agreement with Hercules. The Amended Loan Agreement has a scheduled maturity date of March 2020 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

We have not yet entered into a collaboration agreement for the sale of DZUVEO in Europe, but we anticipate that any future collaboration agreement will likely require us to manufacture and supply DZUVEO to our commercial partner. As mentioned above, we are obligated to manufacture and supply Zalviso under the Amended Agreements with Grünenthal for use in Europe and their other licensed territories. If we are unable to establish a reliable commercial supply of Zalviso for Grünenthal’s Territory, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of the Amended Agreements. If any such breach were to be material and remain uncured, it could result in Grünenthal terminating the Amended Agreements, which in turn could result in us being responsible for indemnification of losses suffered by PDL under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely affected.

We rely on limited sources of supply for the drug component of our product candidates and any disruption in the chain of supply may cause delay in developing and commercializing our product candidates.

We have used two established suppliers of sufentanil citrate for our tablets. However, currently we only have one supplier qualified for our manufacture of DSUVIA, known as DZUVEO outside the United States, and Zalviso. For each product candidate, only one of the two suppliers will be qualified as a vendor with the FDA and EMA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider is changing its process for manufacturing our drug. There is no guarantee that this change will not impact our commercial supply of API. This change in process will require a regulatory submission to the FDA and European Health Authority which must be approved before the new process API can be used commercially in each corresponding territory. Any alternative vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

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

The facilities of any of our future manufacturers of sufentanil-containing sublingual tablets must be approved by the FDA or the relevant foreign regulatory agency, such as the EMA, before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process of sufentanil sublingual tablets and are completely dependent on these third-party manufacturing partners for compliance with the FDA or other foreign regulatory agency’s requirements for manufacture. In addition, although our third-party manufacturers are well-established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA or other foreign regulatory agency’s strict regulatory requirements, they will not be able to secure FDA or other foreign regulatory agency approval for their manufacturing facilities. Although European inspectors have approved our tablet manufacturing site, our third-party manufacturing partner is responsible for maintaining compliance with the relevant foreign regulatory agency’s requirements. If the FDA or the relevant foreign regulatory agency does not approve these facilities for the commercial manufacture of sufentanil sublingual tablets, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approval for DSUVIA, and other foreign regulatory agency approval of DZUVEO and Zalviso outside Europe. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We have manufactured and shipped commercial supplies of Zalviso for delivery to Grünenthal; however, our experience is limited. We will continue to rely on contract manufacturers, component fabricators and third-party service providers to produce the necessary Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of DSUVIA, DZUVEO or Zalviso devices with third-party manufacturers or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with DSUVIA, if approved in the U.S., Zalviso and DZUVEO in Europe, and Zalviso, if approved in the U.S. and any other foreign territories.

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

For DSUVIA, we currently package the finished goods under a manual process at the Sharp facility and have a secondary contract packaging facility identified. We also intend to package finished goods of DZUVEO at the Sharp facility in the same manner. The capacity and cost to package the finished goods under this manual process is not optimal to support successful future sales of DSUVIA and DZUVEO. We have initiated the process to purchase an automated filling and packaging line to support increased capacity packaging for DSUVIA. We expect to complete the acquisition and installation of this line in the first half of 2019. There is no assurance that we will be able to successfully purchase, install or validate the automated filling and packaging line for DSUVIA. If we are successful in the purchase, installation and validation of this equipment and process, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of DSUVIA, if approved, as well as DZUVEO and Zalviso in Europe, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

The degree of market acceptance of DSUVIA in the U.S., or DZUVEO and Zalviso in Europe, will depend on a number of factors, including:

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.*

In order to commercialize any products that may be approved in the United States, including DSUVIA and Zalviso, we must build our internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. In addition, we plan to enter into agreements with third parties for the distribution of approved product candidates; however, if there are delays in establishing such relationships or those third parties do not perform as expected, our ability to effectively distribute products would suffer.

We have entered into a collaboration with Grünenthal for the commercialization of Zalviso in Europe and Australia and intend to enter into additional strategic partnerships with third parties to commercialize our product candidates outside of the United States. DZUVEO was approved by the EC in June 2018, but we have not yet entered into a collaboration agreement with a potential strategic partner for the commercialization of DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. We may also consider the option to enter into strategic partnerships for our product candidates in the United States. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document.

We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of Zalviso or DZUVEO, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates, if approved, to healthcare professionals and in geographical regions that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, if approved, our ability to generate revenues from product sales will be adversely affected.

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

Approval of Zalviso and DZUVEO in Europe has resulted, and any future approvals of our product candidates outside of the United States will result, in a variety of risks associated with international operations that could materially adversely affect our business.

Our existing collaboration with Grünenthal for Zalviso requires us to supply product to support the European commercialization of Zalviso. In addition, with the June 2018 approval of DZUVEO in Europe, we intend to enter into agreements with third parties to market DZUVEO in Europe, which may also require us to supply product to those third parties. We may be subject to additional risks related to entering into international business relationships, including:

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

Coverage and adequate reimbursement may not be available for DSUVIA or Zalviso, if approved in the United States, or DZUVEO or Zalviso in Europe, which could make it difficult for us, or our partners, to sell our products profitably.*

Our ability to commercialize DSUVIA or Zalviso, if approved in the United States, any future collaboration partner’s ability to commercialize DZUVEO in Europe, or Grünenthal’s ability to expand sales of Zalviso in Europe successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payer programs at the federal and state levels, authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payers.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for DSUVIA, Zalviso or any of our other product candidates, if approved in the United States, and DZUVEO and Zalviso in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with Grünenthal’s European sales of Zalviso, future product sales of DZUVEO outside the United States, and, if approved, our sales of DSUVIA in the United States, Zalviso outside of Europe, and any of our other product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our product candidates, if approved, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DSUVIA, Zalviso, or any of our other product candidates, if approved in the United States, or DZUVEO or Zalviso in Europe. Also, reimbursement amounts may reduce the demand for, or the price of, our products. For example, as mentioned above, we anticipate we may need comparator studies of DZUVEO in Europe to ensure premium reimbursement in certain countries. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize DSUVIA, Zalviso, or any of product candidates, if approved in the United States, or DZUVEO or Zalviso in Europe.

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, although in September 2015 the EC approved the MAA for Grünenthal to market Zalviso in the European Economic Area countries, including the 28 EU member states as well as Norway, Iceland and Liechtenstein, separate pricing and reimbursement approvals may impact their ability to successfully commercialize Zalviso. Adverse pricing limitations may hinder our ability to recoup our investment in DSUVIA, Zalviso and/or our other drug candidates, even if/when those drug candidates obtain marketing approval.

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO would be negatively affected.

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

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers apply for quotas on our behalf. We will need significantly greater amounts of sufentanil to implement Grünenthal’s European commercialization plans for Zalviso, to support European commercialization of DZUVEO and to commercialize any of our products that may be approved by the FDA in the future, including DSUVIA and Zalviso. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development of any of our product candidates or the commercial sale of any approved products. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

•

failure to comply with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, or GDPR, which introduces strict requirements for processing personal data of individuals within the European Union;

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

•

analogous state laws that may apply to our business practices, including but not limited to, state laws that require pharmaceutical companies to implement compliance programs and/or comply with the pharmaceutical industry’s voluntary compliance guidelines; state laws that impose restrictions on pharmaceutical companies’ marketing practices and require manufacturers to track and file reports relating to pricing and marketing information, which requires tracking and reporting gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities; and,

•

the federal Foreign Corrupt Practices Act of 1977, United Kingdom Bribery Act 2010  and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

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

As of June 30, 2018, we had 43 full-time employees. As our product candidates mature and approach potential commercialization in the United States, we plan to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, medical, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize DSUVIA, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. For example, with the European approval of Zalviso, we expanded our insurance coverage to include the sale of Zalviso to our commercial partner, Grünenthal. We intend to commercialize and promote DZUVEO in Europe with a potential strategic partner which may result in further expansion of our insurance coverage to include sales of DZUVEO in Europe. There can be no assurance that such coverage will be adequate to protect us against any future losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of June 30, 2018, we are the owner of record of 67 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage until at least 2027 – 2031.

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

Historically, our common stock has thinly traded, and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.*

Historically, we have not had a high volume of daily trades in our common stock on Nasdaq. For example, the average daily trading volume in our common stock on Nasdaq during the six months ended June 30, 2018 and June 30, 2017 was approximately 530,000 and 300,000 shares per day, respectively. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Pursuant to the 2011 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our 2011 Equity Incentive Plan will automatically increase each year by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under our 2011 Equity Incentive Plan each year. If our Board of Directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

_______________

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

Date: August 2, 2018	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi M. Asadorian
Raffi M. Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)