Form 10-Q
period 2018-09-30
ACELRX PHARMACEUTICALS INC
filed 2018-11-05
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of October 30, 2018, the number of outstanding shares of the registrant’s common stock was 61,907,272.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2018 (Unaudited)	December 31, 2017(1)
Assets
Current Assets:
Cash and cash equivalents	$57,566	$52,902
Short-term investments	5,995	7,567
Accounts receivable, net	187	1,533
Tax receivable	352	—
Inventories	856	956
Prepaid expenses and other current assets	1,048	455
Total current assets	66,004	63,413
Property and equipment, net	11,004	11,051
Restricted cash	178	178
Long-term tax receivable	351	703
Other assets	207	207
Total Assets	$77,744	$75,552

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,775	$1,424
Accrued liabilities	3,621	3,543
Long-term debt, current portion	8,372	7,727
Deferred revenue, current portion	326	362
Liability related to the sale of future royalties, current portion	377	604
Total current liabilities	14,471	13,660
Deferred rent, net of current portion	442	378
Long-term debt, net of current portion	5,502	11,369
Deferred revenue, net of current portion	3,227	3,463
Liability related to the sale of future royalties, net of current portion	91,745	82,984
Contingent put option liability	144	207
Total liabilities	115,531	112,061

Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—100,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 61,790,346 and 50,899,154 shares issued and outstanding as of September 30, 2018 and December 31, 2017	61	51
Additional paid-in capital	294,613	261,310
Accumulated deficit	(332,461)	(297,870)
Total stockholders’ deficit	(37,787)	(36,509)
Total Liabilities and Stockholders’ Deficit	$77,744	$75,552

(1)

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration agreement	$177	$1,225	$802	$6,444
Contract and other	200	262	736	811
Total revenue	377	1,487	1,538	7,255
Operating costs and expenses:
Cost of goods sold	875	2,029	2,738	9,697
Research and development	3,642	3,913	10,433	15,733
General and administrative	5,188	4,406	13,117	12,700
Total operating costs and expenses	9,705	10,348	26,288	38,130
Loss from operations	(9,328)	(8,861)	(24,750)	(30,875)
Other (expense) income:
Interest expense	(529)	(919)	(1,758)	(2,596)
Interest income and other income (expense), net	312	(465)	643	(215)
Non-cash interest expense on liability related to future sale of royalties	(2,913)	(2,768)	(8,724)	(7,935)
Total other expense	(3,130)	(4,152)	(9,839)	(10,746)
Net loss before income taxes	(12,458)	(13,013)	(34,589)	(41,621)
Provision for income taxes	—	—	(2)	(2)
Net loss	(12,458)	(13,013)	(34,591)	(41,623)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	—	—	—	(3)
Comprehensive loss	$(12,458)	$(13,013)	$(34,591)	$(41,626)
Net loss per share of common stock, basic and diluted	$(0.21)	$(0.28)	$(0.64)	$(0.91)
Shares used in computing net loss per share of common stock, basic and diluted	60,004,416	46,365,436	54,292,206	45,701,446

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(34,591)	$(41,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(220)	(89)
Non-cash interest expense on liability related to royalty monetization	8,724	7,935
Depreciation and amortization	435	1,388
Non-cash interest expense related to debt financing	489	1,060
Stock-based compensation	3,936	3,240
Revaluation of put option and PIPE warrant liabilities	(63)	435
Inventory impairment charge	—	369
Other	(84)	(3)
Changes in operating assets and liabilities:
Accounts receivable	1,346	4,490
Inventories	100	1,060
Prepaid expenses and other assets	(563)	(224)
Accounts payable	403	220
Accrued liabilities	236	(1,300)
Deferred revenue	(272)	(271)
Deferred rent	39	224
Net cash used in operating activities	(20,085)	(23,089)
Cash flows from investing activities:
Purchase of property and equipment	(573)	(2,495)
Purchase of investments	(12,844)	—
Proceeds from maturities of investments	14,500	—
Net cash provided by (used in) investing activities	1,083	(2,495)
Cash flows from financing activities:
Principal payments on long-term debt	(5,711)	—
Net proceeds from issuance of common stock in connection with equity financings	29,073	13,120
Payment of debt modification transaction costs	—	(204)
Net proceeds from issuance of common stock through equity plans	304	294
Net cash provided by financing activities	23,666	13,210
Net increase (decrease) in cash, cash equivalents and restricted cash	4,664	(12,374)
Cash, cash equivalents and restricted cash—Beginning of period	53,080	80,488
Cash, cash equivalents and restricted cash—End of period	$57,744	$68,114

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	September 30,	September 30,
	2018	2017
Cash and cash equivalents	57,566	67,936
Restricted cash	178	178
Cash, cash equivalents and restricted cash shown in the statement of cash flows	57,744	68,114

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of acute pain. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved the resubmitted New Drug Application, or NDA, for DSUVIA™ (known as DZUVEO™ outside of the United States). DSUVIA and the Company’s follow-on product candidate, Zalviso®, each utilize sufentanil, delivered via a non-invasive route of sublingual administration. DSUVIA is a 30 mcg sufentanil sublingual tablet in a single-dose applicator approved for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Zalviso delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia, or PCA, system. AcelRx anticipates developing a distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States by itself. The Company anticipates launching commercial sales of DSUVIA in the United States in the first quarter of 2019. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DZUVEO in Europe with a strategic partner. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

DSUVIA/DZUVEO

DSUVIA is a 30 mcg sufentanil sublingual tablet in a single-dose applicator intended for use in adults in a certified medically supervised healthcare setting for the management of acute pain administered by a healthcare professional. DSUVIA was initially developed at the request of the U.S. Department of Defense as a replacement for injections of morphine on the battlefield. In addition to the military application, AcelRx developed DSUVIA for the treatment of patients suffering from acute pain in multiple settings, such as emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; and certain types of hospital-based procedures.

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

Zalviso

Zalviso delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia, or PCA, system. Zalviso is approved in Europe and is in late-stage development in the U.S. The Company had initially submitted to the FDA an NDA seeking approval for Zalviso in September 2013 but received a CRL on July 25, 2014. Subsequently, the FDA requested an additional clinical study, IAP312, designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. In the IAP312 study, for which top-line results were announced in August 2017, Zalviso met safety, satisfaction and device usability expectations. These results will supplement the three Phase 3 trials already completed in the Zalviso NDA resubmission. The Company is currently evaluating the timing of the NDA resubmission for Zalviso.

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. Although Zalviso has been approved for sale in Europe, on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. Although the FDA recently approved DSUVIA, we have not yet commercially launched the product. As a result, the Company expects to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

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

Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet as of December 31, 2017, was derived from the Company’s audited financial statements as of December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2017. Aside from the adoption of ASC Topic 606 described below under “Recently Adopted Accounting Standards” and explained more fully above in “Revenue Recognition,” and in Note 4 “Adoption of ASC Topic 606, Revenue from Contracts with Customers” below, there have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2018, from those previously disclosed in its 2017 Annual Report on Form 10-K.

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

The Company adopted the new standard effective January 1, 2018 under the modified retrospective transition method, applying the new guidance in the first quarter of 2018 to those contracts which were not completed as of January 1, 2018. For contracts which were modified before the adoption date, the Company has elected to treat the contracts and their modifications as combined contracts. Upon adoption, there was no change to the units of accounting previously identified under legacy GAAP, which are now considered performance obligations under the new guidance, and there was no change to the revenue recognition pattern for each performance obligation. Therefore, the adoption of the new standard resulted in no cumulative effect to the opening accumulated deficit balance.

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU No. 2018-15 provides new guidance on a customer’s accounting for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is hosted by a vendor, i.e., a service contract. The new guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license under ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Entities can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company is currently evaluating the method of adoption and the impact of adopting ASU 2018-15 on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The Company is currently in the process of evaluating the transition method. Unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases (i.e. operating and capital leases) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this standard beginning in 2019. The Company does not expect that this standard will have a material impact on its condensed consolidated statements of comprehensive loss; however, the Company does expect that upon adoption, this standard will impact the carrying value of its assets and liabilities on its condensed consolidated balance sheets as a result of the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. The Company is still evaluating whether there are other existing contracts that may become leases under the new lease standard, and the impact of the adoption of this standard on its condensed consolidated financial statements and disclosures. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions, and will expand its analysis to include any new lease arrangements initiated prior to adoption.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$394	$—	$—	$394
Money market funds	32,168	—	—	32,168
U.S. government agency securities	25,004	—	—	25,004
Total cash and cash equivalents	$57,566	$—	$—	$57,566

Marketable securities:
U.S. government agency securities	$5,995	$—	$—	$5,995
Total marketable securities	$63,561	$—	$—	$63,561

Total cash, cash equivalents and investments	$63,561	$—	$—	$63,561

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$29,765	$—	$—	$29,765
U.S. government agency securities	23,137	—	—	23,137
Total cash and cash equivalents	$52,902	$—	$—	$52,902

Marketable securities:
U.S. government agency securities	$7,567	$—	$—	$7,567
Total marketable securities	$7,567	$—	$—	$7,567

Total cash, cash equivalents and investments	$60,469	$—	$—	$60,469

As of September 30, 2018 and December 31, 2017, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at September 30, 2018 or December 31, 2017. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and nine months ended September 30, 2018 and September 30, 2017.

As of September 30, 2018 and December 31, 2017, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury and U.S. government agency obligations. On March 2, 2017, the Company entered into an amended and restated loan agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules, which contains a contingent put option liability. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2018
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$32,168	$32,168	$—	$—
U.S. government agency obligations	30,999	—	30,999	—
Total assets measured at fair value	$63,167	$32,168	$30,999	$—

Liabilities
Contingent put option liability	$144	$—	$—	$144
Total liabilities measured at fair value	$144	$—	$—	$144

	As of December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency obligations	$30,704	$—	$30,704	$—
Total assets measured at fair value	$30,704	$—	$30,704	$—

Liabilities
Contingent put option liability	$207	$—	—	$207
Total liabilities measured at fair value	$207	$—	$—	$207

As of September 30, 2017, the Company also held a Level III liability associated with warrants, or PIPE warrants, issued in connection with the Company’s private placement equity offering, completed in June 2012. The PIPE warrants were considered a liability and were valued using the Black-Scholes option-pricing model, the inputs for which included exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants. Changes to any of these inputs could have a significant impact to the estimated fair value of the PIPE warrants. The PIPE warrants expired in November 2017.

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Fair value—beginning of period	$166	$207
Change in fair value of contingent put option associated with Amended Loan Agreement	(22)	(63)
Fair value—end of period	$144	$144

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Fair value—beginning of period	$288	$412
Change in fair value of PIPE warrants	612	352
Change in fair value of contingent put option associated with Amended Loan Agreement	(53)	83
Fair value—end of period	$847	$847

3. Inventories

Inventories consist of raw materials and work in process and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	September 30, 2018	December 31, 2017
Raw materials	$585	$702
Work-in-process	271	254
Total	$856	$956

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

Revenue Recognition

As described in Note 1 “Organization and Summary of Significant Accounting Policies,” the Company has entered into the Amended Agreements with Grünenthal related to Zalviso. At September 30, 2018, approximately $3.5 million of the transaction price under the Amended Agreements is allocated to the discount on future manufacturing services, which the Company expects to be recognized through 2029.

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue Recognition.”

The following table presents changes in the Company’s contract liabilities for the nine months ended September 30, 2018:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract liability:
Deferred revenue	$3,825	$-	$(272)	$3,553

During the three and nine months ended September 30, 2018, the Company recognized the following revenue (in thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied – Amended Agreements	$90	$272
New activities in the period from performance obligations satisfied:
Performance obligations satisfied – Amended Agreements	—	237
Total revenue from performance obligations satisfied	90	509
Royalty revenue	87	293
Contract and other	200	736
Total revenue	$377	$1,538

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

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development performed under the DoD Contract, recorded as contract and other revenue in the condensed consolidated statements of comprehensive loss, was $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

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

During the three and nine months ended September 30, 2018, the Company recognized $0.2 million and $0.8 million in revenue under the Amended Agreements, respectively, primarily product sales revenue. During the three and nine months ended September 30, 2017, the Company recognized $1.2 million and $6.4 million in revenue under the Amended Agreements, respectively, primarily product sales revenue. As of September 30, 2018, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $3.2 million, respectively. The deferred revenue balance consists primarily of the significant and incremental discount on manufacturing services, which is being recognized on a straight-line basis over the period such discount is made available to Grünenthal, which began in February 2016 and is estimated to continue through 2029.

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

The accrued balance due under the Amended Loan Agreement was $13.9 million at September 30, 2018 and $19.1 million at December 31, 2017. Interest expense related to the Amended Loan Agreement was $0.5 million, $0.2 million of which represented amortization of the debt discount, for the three months ended September 30, 2018, and $1.7 million, $0.5 million of which represented amortization of the debt discount, for the nine months ended September 30, 2018. Interest expense related to the Amended Loan Agreement was $0.9 million, $0.4 million of which represented amortization of the debt discount, for the three months ended September 30, 2017, and $2.6 million, $1.1 million of which represented amortization of the debt discount, for the nine months ended September 30, 2017.

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

The following table shows the activity within the liability account during the nine months ended and the period from inception to September 30, 2018 (in thousands):

	Nine months ended September 30, 2018	Period from inception to September 30, 2018
Liability related to sale of future royalties — beginning balance	$83,588	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(190)	(317)
Non-cash interest expense recognized	8,724	31,255
Liability related to sale of future royalties as of September 30, 2018	92,122	92,122
Less: current portion	(377)	(377)
Liability related to sale of future royalties — net of current portion	$91,745	$91,745

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

9. Warrants

Amended Loan Agreement Warrants

In connection with the Company’s Amended Loan Agreement, warrants to purchase 176,730 shares of common stock at $3.07 per share were issued to Hercules. As of September 30, 2018, these warrants had not been exercised and were still outstanding. These warrants expire in December 2018.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan, or ESPP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$119	$80	$280	$243
Research and development	769	458	1,578	1,442
General and administrative	920	480	2,078	1,555
Total	$1,808	$1,018	$3,936	$3,240

As of September 30, 2018, there were 1,140,133 shares available for grant, 11,628,345 options outstanding and no restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 858,889 shares available for grant under the ESPP.

11. Stockholders’ Equity

Common Stock

2018 Underwritten Public Offering

On July 16, 2018, the Company completed an underwritten public offering of 7,272,727 shares of common stock, at a price of $2.75 per share to the public. On August 7, 2018, the underwriters exercised in full their option to purchase an additional 1,090,909 shares of common stock at the public offering price of $2.75 per share, less underwriting discounts and commissions. The total gross proceeds from this offering of an aggregate 8,363,636 shares were approximately $23.0 million with net proceeds to the Company of $21.7 million after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

2016 ATM Agreement

During the nine months ended September 30, 2018, the Company issued and sold 2.3 million shares of common stock pursuant to the 2016 ATM Agreement, for which the Company received net proceeds of approximately $7.4 million, after deducting commissions, fees and expenses of $0.2 million.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2018	2017
ESPP and stock options to purchase common stock	12,003,600	8,922,456
Common stock warrants	176,730	689,186

13. Subsequent Event

On November 2, 2018, the FDA approved the resubmitted NDA for DSUVIA (sufentanil sublingual tablet, 30 mcg) for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the planned United States launch of DSUVIA™ (sufentanil sublingual tablet, 30 mcg), known as DZUVEO™ outside the United States; the process and timing of anticipated future development of Zalviso® (sufentanil sublingual tablet system), including the timing of the planned NDA resubmission for Zalviso; the accuracy of our estimates regarding expenses, capital requirements and the need for financing; the status of the Amended Agreements with Grünenthal, including potential milestones and royalty payments under the Amended Agreements, or any other future potential collaborations; and the therapeutic and commercial potential of our approved products and product candidates, including potential market opportunities for DSUVIA, DZUVEO and Zalviso.

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

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA™ (known as DZUVEO™ outside of the United States) and Zalviso®, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved our resubmitted New Drug Application, or NDA, for DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We anticipate developing a distribution capability and commercial organization to market and sell DSUVIA in the United States by ourselves. We currently anticipate the commercial launch of DSUVIA in the United States in the first quarter of 2019. In geographies where we decide not to commercialize ourselves, including for DZUVEO in Europe, we may seek to out-license commercialization rights. We currently intend to commercialize and promote DZUVEO in Europe with a strategic partner, although we have not yet entered into such an arrangement. We are currently evaluating the timing of the resubmission of the NDA for Zalviso. If we are successful in obtaining approval of Zalviso in the United States, we plan to potentially promote Zalviso either by ourselves or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

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

DSUVIA (sufentanil sublingual tablet, 30 mcg), known as DZUVEO outside the United States

DSUVIA is a non-invasive product consisting of 30 mcg sufentanil tablets delivered sublingually by a healthcare professional using a disposable, pre-filled, single-dose applicator, or SDA. DSUVIA has been approved in both the United States and Europe for the treatment of moderate-to-severe acute pain to be administered by a healthcare professional to a patient in medically supervised settings. Examples of potential patient populations and settings in which DSUVIA could be used include: emergency room patients; patients who are recovering from short-stay or ambulatory surgery and do not require more long-term analgesia; post-operative patients who are transitioning from the operating room to the recovery floor; certain types of hospital-based procedures; and for battlefield casualties. In the emergency room and in ambulatory care environments, patients often do not have immediate IV access available, or maintaining IV access may provide an impediment to rapid discharge. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Oral pills and liquids generally have slow and erratic onset of analgesia. Based on internal market research conducted to date, we believe that additional treatment options are needed that can safely and effectively treat acute trauma pain, in both civilian and military settings, and that can provide an alternative to currently marketed oral pills and liquids, as well as IV-administered opioids, for moderate-to-severe acute pain. In addition, based on our recent interactions with healthcare providers, and also as reported in recent media coverage, the need for new acute pain treatment options is further highlighted by the current shortage of IV opioids in hospitals throughout the United States. We believe this situation creates an environment to demonstrate how DSUVIA could help U.S. hospitals manage through the intravenous opioid shortage they are experiencing in their facilities today.

On May 11, 2015, we entered into an award contract (referred to as the DoD Contract) supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, to support the development of DSUVIA. Pursuant to the terms of the DoD Contract, the DoD has the option to purchase 112,000 units of commercial DSUVIA product.

We anticipate we may need comparator studies of DZUVEO in the EU to ensure premium reimbursement in certain countries. As mentioned above, we intend to commercialize and promote DZUVEO in Europe with a strategic partner, but we have not yet entered into such an arrangement.

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

Our IAP312 study was designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. In the IAP312 study, 320 hospitalized, post-operative patients used Zalviso to self-administer 15 mcg sublingual sufentanil tablets as often as once every 20 minutes for 24-to-72 hours to manage their moderate-to-severe acute pain. A total of 7,293 sufentanil tablets were dispensed by the 320 patients, of which 2.2% of these patients experienced a Zalviso device error over the course of the study. This error rate was statistically less than the 5% limit specified in the study objectives and none of these device errors resulted in an over-dosing event. Separate from device errors, and consistent with patient training, 6 patients called the nurse when they failed to properly self-administer a single tablet which allowed the nurse to properly retrieve and dispose of the tablet. Also, during inspection by the nurse, which occurred every two hours per protocol, a total of 7 misplaced tablets (<0.1% of total dispensed tablets) were discovered with 6 additional patients. Overall, efficacy and safety results of this study supported earlier clinical findings, with favorable tolerability and a significant majority of “good” or “excellent” ratings provided by both patients and healthcare providers when assessing the method of pain control. We intend to submit the results from the IAP312 study, together with our earlier Phase 3 studies (IAP309, IAP310 and IAP311), all of which met safety and efficacy endpoints, as part of our resubmission of the NDA for Zalviso.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we begin commercialization activities to support the U.S. launch of DSUVIA, continue our research and development activities and support Grünenthal’s European sales of Zalviso. As a result, we expect to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

Although Zalviso has been approved for sale in Europe, we sold the majority of the royalty rights and certain commercial sales milestones we are entitled to receive under the Grünenthal Agreements to PDL in September 2015.

We currently anticipate the commercial launch of DSUVIA in the United States in the first quarter of 2019. As we begin the commercial launch of DSUVIA, we expect the business aspects of our company to become more complex. We plan to continue to add personnel and incur additional costs related to the maturation of our business and the commercialization of DSUVIA and potential commercialization of Zalviso in the United States, subject to FDA approval. In addition, we believe that continued investment in research and development is critical to attaining our strategic objectives. In order to develop Zalviso, and any future product candidates, as commercially viable therapeutics, we expect to expend significant resources for expertise in manufacturing, regulatory affairs, clinical research and other aspects of pharmaceutical development.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of Zalviso by Grünenthal, and funding from the Department of Defense, or DoD.

Our revenues since inception have consisted primarily of revenues from our Amended License Agreement with Grünenthal and our research contracts with the DoD. There can be no assurance that our relationship with Grünenthal will continue beyond the initial term or that we will be able to meet the milestones specified in the Amended License Agreement. Under the terms of the DoD Contract, the DoD has reimbursed us for certain costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses.

We received approval of DZUVEO in Europe in June 2018, but we have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe. There can be no assurance that we will enter into a collaborative agreement for DZUVEO, or any other collaborative agreements, or receive research-related contract awards in the future. Accordingly, we expect revenues to continue to fluctuate from period-to-period. Although we have received approval of DSUVIA in the U.S., and Zalviso and DZUVEO in Europe, we cannot provide assurance that we will generate revenue from those products in excess of our operating expenses, nor that we will obtain marketing approval for Zalviso, or any future product candidates, and subsequently generate revenue from those product candidates in excess of our operating expenses.

Our net loss for the three months and nine months ended September 30, 2018 was $12.5 million and $34.6 million, respectively, compared to net losses of $13.0 million and $41.6 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $332.5 million. As of September 30, 2018, we had cash, cash equivalents and short-term investments totaling $63.6 million compared to $60.5 million as of December 31, 2017.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. Aside from the adoption of Revenue from Contracts with Customers (Topic 606) explained more fully in Note 1 “Organization and Summary of Significant Accounting Policies - Revenue Recognition,” and in Note 4 “Adoption of ASC Topic 606, Revenue from Contracts with Customers,” in the accompanying notes to the condensed consolidated financial statements, there have been no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2018, from those previously disclosed in our 2017 Annual Report on Form 10-K.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our commercial launch of DSUVIA, our research and development efforts and variations in the level of expenses related to developmental efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our efforts to commercialize DSUVIA, our research and development efforts, reliance upon our collaborator, enforcement of our patent and proprietary rights, need for future capital, potential competition and uncertainty of clinical trial results or regulatory approvals or clearances. In order for a product candidate to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance.

Three and Nine Months Ended September 30, 2018 and 2017

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

For the three months ended September 30, 2018, we recognized $0.2 million in revenue under the Amended Agreements, consisting primarily of product sales revenue. For the three months ended September 30, 2017, we recognized $1.2 million in revenue under the Amended Agreements, primarily product sales revenue. Revenue recognized under the Amended Agreements for the nine months ended September 30, 2018 was $0.8 million, $0.2 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue, compared to $6.4 million for the nine months ended September 30, 2017, consisting primarily of product sales revenue. The decrease in collaboration agreement revenue for the three and nine months ended September 30, 2018, as compared to the prior year periods, was primarily the result of Grünenthal working down its existing inventories. While Grünenthal anticipates positive sales growth for Zalviso in fiscal year 2018, this trend will not always closely align with the timing of our product sales revenue as Grünenthal continues to work down its existing inventories. Therefore, despite Grünenthal’s continued growth expectations for Zalviso, we expect our collaboration agreement revenue related to product sales to continue to decline in fiscal year 2018 before increasing modestly in 2019. In addition, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL. As a result, collaboration agreement revenue is not expected to have a significant impact on our cash flows in the near-term since a significant portion of European Zalviso royalties and milestones were already monetized with PDL in 2015. We anticipate that royalty revenues and non-cash royalty revenues from the commercial sale of Zalviso in 2018 will continue to be minimal.

As of September 30, 2018, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $3.2 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the three and nine months ended September 30, 2018, we recognized revenue of $0.2 million and $0.7 million, respectively, for services performed under the DoD Contract for DSUVIA, as compared to $0.3 million and $0.8 million during the three and nine months ended September 30, 2017, respectively. Under the terms of the DoD Contract, the DoD reimburses us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses.

Cost of goods sold

Total cost of goods sold for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017
	(In thousands, except percentages)
Cost of goods sold	$875	$2,029	$(1,154)	(57)%	$2,738	$9,697	$(6,959)	(72)%

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

Cost of goods sold for Zalviso delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs and impairment charges. These direct costs included in costs of goods sold totaled $0.1 million and $0.6 million in the three and nine months ended September 30, 2018, respectively, and $1.1 million and $6.2 million in the three and nine months ended September 30, 2017, respectively. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Indirect costs included in costs of goods sold totaled $0.8 million and $2.1 million in the three and nine months ended September 30, 2018, respectively, and $0.9 million and $3.4 million in the three and nine months ended September 30, 2017, respectively. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach as that used to value the inventory. During the nine months ended September 30, 2017, we recorded an inventory impairment charge of $0.4 million, primarily for ZALVISO raw materials inventory on hand, plus related purchase commitments. For the foreseeable future, we anticipate negative gross margins on Zalviso product delivered to Grünenthal.

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

While we completed the Phase 3 clinical development programs for DSUVIA and Zalviso in fiscal year 2017, we expect to incur future research and development expenditures to support the FDA regulatory review of the Zalviso NDA, once it is resubmitted.

We track external development expenses on a program-by-program basis. Our internal development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Drug Indication/Description	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017
	(In thousands, except percentages)
DSUVIA	$678	$843	$(165)	(20)%	$2,163	$3,066	$(903)	(29)%
ZALVISO	65	692	(627)	(91)%	567	5,983	(5,416)	(91)%
Overhead	2,899	2,378	521	22%	7,703	6,684	1,019	15%
Total research and development expenses	$3,642	$3,913	$(271)	(7)%	$10,433	$15,733	$(5,300)	(34)%

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

The $0.3 million decrease in research and development expenses for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to a $0.6 million decrease in Zalviso-related expenses and a $0.2 million decrease in DSUVIA-related development spending, offset by a $0.5 million net increase in other research and development expenses. The $5.3 million decrease in research and development expenses for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was mainly due to a $5.4 million decrease in Zalviso-related expenses and a $0.9 million decrease in DSUVIA-related development spending, offset by a $1.0 million net increase in other research and development expenses. The decrease in Zalviso-related spending in 2018 as compared to the prior year periods is primarily due to the completion of the Phase 3 clinical development program in 2017, while the decrease in DSUVIA-related spending in 2018 as compared to the prior year periods is primarily due to a decrease in development-related expenses. The increase in other research and development expenses in 2018 as compared to the prior year periods is primarily the result of increased personnel expenses as we prepare for the commercial launch of DSUVIA.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel engaged in administration, finance, pre-commercialization and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses in the fiscal year 2018 to increase as compared to fiscal year 2017 expenses, as we focus our efforts on preparing for the commercialization of DSUVIA in the United States.

Total general and administrative expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017
	(In thousands, except percentages)
General and administrative expenses	$5,188	$4,406	$782	18%	$13,117	$12,700	$417	3%

General and administrative expenses during the three months ended September 30, 2018 increased by $0.8 million, as compared to the three months ended September 30, 2017 and increased by $0.4 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. In both periods, the increases were primarily due to increased personnel-related expenses in preparation for the commercial launch of DSUVIA.

Other (Expense) Income

Total other (expense) income for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017	2018	2017	$ Change 2018 vs. 2017	% Change 2018 vs. 2017
	(In thousands, except percentages)
Interest expense	$(529)	$(919)	$390	42%	$(1,758)	$(2,596)	$838	(32)%
Interest income and other income (expense), net	312	(465)	777	(167)%	643	(215)	858	(399)%
Non-cash interest expense on liability related to sale of future royalties	(2,913)	(2,768)	(145)	5%	(8,724)	(7,935)	(789)	10%
Total other (expense) income	$(3,130)	$(4,152)	$1,022	(25)%	$(9,839)	$(10,746)	$907	(8)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense pertains to interest on the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. Refer to Note 7 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements for additional information. Primarily as a result of the lower principal balance in the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, the amount of interest expense incurred decreased. As of September 30, 2018, the accrued balance due to Hercules was $13.9 million.

Interest income and other income (expense), net, for the three and nine months ended September 30, 2018 primarily related to interest earned on our investments, while for the three and nine months ended September 30, 2017 it consisted primarily of the change in the fair value of our warrants, or PIPE warrants, which were issued in connection with the June 2012 private placement of our common stock and expired in November 2017, and the change in the fair value of the contingent put option related to the Amended Loan Agreement with Hercules.

The increase in non-cash interest expense on the liability related to the sale of future royalties for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, is attributable to the Royalty Monetization that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by PDL over the life of the arrangement. There are a number of factors that could materially affect the estimated interest rate and we will assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in interest rate will be adjusted prospectively. We anticipate that we will incur approximately $12 million in non-cash interest expense related to the Royalty Monetization during the year ended December 31, 2018.

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

As of September 30, 2018, we had cash, cash equivalents and investments totaling $63.6 million compared to $60.5 million as of December 31, 2017. The decrease was primarily due to cash required to fund our continuing operations, as we continue our research and development and pre-commercialization activities and support Grünenthal’s European sales of Zalviso. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the fourth quarter of 2019. However, our expectations may change depending on a number of factors including our expenditures related to the preparation for the United States commercial launch of DSUVIA, any changes or delays in the NDA resubmission of Zalviso and the FDA approval process for Zalviso. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

On July 16, 2018, we completed an underwritten public offering of 7,272,727 shares of common stock, at a price of $2.75 per share to the public. On August 7, 2018, the underwriters exercised in full their option to purchase an additional 1,090,909 shares of common stock at the public offering price of $2.75 per share, less underwriting discounts and commissions. The total gross proceeds from this offering of an aggregate 8,363,636 shares were approximately $23.0 million with net proceeds to us of $21.7 million after deducting the underwriting discounts and commissions and other offering expenses payable by us.

On June 21, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which AcelRx may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock, having an aggregate offering price of up to $40.0 million. During the nine months ended September 30, 2018, we issued and sold an aggregate of 2.3 million shares of common stock pursuant to the Sales Agreement, for which we received net proceeds of approximately $7.4 million, after deducting commissions, fees and expenses of $0.2 million. As of September 30, 2018, we had issued and sold an aggregate of 7.7 million shares of common stock pursuant to the Sales Agreement, for which we had received net proceeds of approximately $23.1 million, after deducting commissions, fees and expenses of $0.7 million.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the European sales of Zalviso by Grünenthal to PDL. The total liability related to sale of future royalties to PDL as of September 30, 2018 was $92.1 million.

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

As of September 30, 2018, the accrued balance due under the Amended Loan Agreement was $13.9 million, which includes the accrued portion of the End of Term Fee.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(20,085)	$(23,089)
Net cash provided by (used in) investing activities	1,083	(2,495)
Net cash provided by financing activities	23,666	13,210

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development of our product candidates, including commercial readiness activities for our approved product, DSUVIA, and our product candidate, Zalviso, in addition to the support of Grünenthal’s European sales of Zalviso. Our cash used for operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest expense related to the sale of future royalties, interest expense related to our debt financings and the contingent put option liability.

Cash used in operating activities of $20.1 million during the nine months ended September 30, 2018, reflected a net loss of $34.6 million, partially offset by aggregate non-cash charges of $13.2 million. Non-cash charges included $8.7 million in non-cash interest expense on the liability related to the royalty monetization and $3.9 million for stock-based compensation expense. The net change in our operating assets and liabilities included a decrease in accounts receivable of $1.3 million.

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

During the nine months ended September 30, 2018, cash provided by investing activities of $1.1 million was the net result of $14.5 million in proceeds from maturity of investments, offset by $12.8 million for purchases of investments and purchases of property and equipment of $0.6 million. During the nine months ended September 30, 2017, cash used in investing activities of $2.5 million was due to purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the nine months ended September 30, 2018, cash provided by financing activities was primarily due to net proceeds of $29.1 million from the issuance of common stock, including $21.7 million in net proceeds from our underwritten public offering plus $7.4 million in net proceeds received under the Sales Agreement. In addition, we used $5.7 million during the nine months ended September 30, 2018 to repay our long-term debt with Hercules. During the nine months ended September 30, 2017, cash provided by financing activities of $13.2 million was primarily due to $13.1 million in net proceeds from the sale of our common stock under the 2016 ATM Agreement.

Operating Capital and Capital Expenditure Requirements

Our rate of cash usage may increase in the future, in particular to support our product development activities, including activities undertaken to prepare for the potential commercialization of our product candidates, to resubmit the Zalviso NDA to the FDA, and to support the anticipated FDA review of the resubmitted ZALVISO NDA. In the short-term, we anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the fourth quarter of 2019. Our current operating plan includes anticipated activities required to resubmit the NDA for Zalviso, to support the FDA review of the resubmitted Zalviso NDA, once resubmitted, and expenditures related to our preparation for the commercialization of DSUVIA in the United States. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our product candidates would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	expenditures related to our preparation for the commercialization of DSUVIA and potential commercialization of Zalviso;

•	future manufacturing, selling and marketing costs related to DSUVIA and Zalviso, including our contractual obligations to Grünenthal for Zalviso;

•	the outcome, timing and cost of the regulatory resubmission of Zalviso and any approval for Zalviso;

•	the initiation, progress, timing and completion of any post-approval clinical trials for our product candidates, if approved;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	commercialize any products we market, including DSUVIA in the United States, and Zalviso, if approved in the United States;

•	manufacture and market our products;

•	conduct preclinical and clinical testing of our product candidates, and;

•	conduct research and development programs.

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

Off-Balance Sheet Arrangements

Through September 30, 2018, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash, cash equivalents and short-term investments as of September 30, 2018, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our condensed consolidated balance sheet, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. If a 10 percent change in interest rates were to have occurred on September 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Risks Related to Commercialization of Our Approved Products and Our Product Candidates

Our success depends heavily on successful commercialization of DSUVIA, which received approval in November 2018 from the U.S. Food and Drug Administration, or FDA, for use in adults in a certified medically supervised healthcare setting, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. To the extent DSUVIA is not commercially successful, our business, financial condition and results of operations will be materially harmed.*

We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and now commercialization of DSUVIA for use in adults in a certified medically supervised healthcare setting for the management of acute pain. The success of DSUVIA will depend on numerous factors, including:

•	our success in commercializing DSUVIA, including the marketing, sales, and distribution of the product;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	acceptance of DSUVIA by physicians, patients and the healthcare community;

•	the acceptance of pricing and placement of DSUVIA on payers’ formularies;

•	effectively competing with other medications for the treatment of moderate-to-severe acute pain in medically supervised settings, including IV-opioids and any subsequently approved products;

•	effective management of and compliance with the DSUVIA Risk Evaluation and Mitigation Strategies, or REMS program;

•	continued demonstration of an acceptable safety profile of DSUVIA following approval; and

•	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize DSUVIA, which would materially harm our business.

The commercial success of DSUVIA, and Zalviso®, if approved, in the United States, as well as DZUVEO and Zalviso in Europe, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.*

The degree of market acceptance of DSUVIA, and Zalviso, if approved, in the United States, or DZUVEO and Zalviso in Europe, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the use of DSUVIA for the management of moderate-to-severe acute pain by a healthcare professional for patient types that were not specifically studied in our Phase 3 trials;

•	the use of Zalviso for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any adverse events, or AEs, or serious adverse events, or SAEs;

•	overcoming any perceptions of sufentanil as a potentially unsafe drug due to its high potency;

•	limitations or warnings contained in the FDA-approved label for DSUVIA, or the European Medicines Agency, or EMA-approved label for DZUVEO, or Zalviso;

•	restrictions or limitations placed on DSUVIA due to the REMS;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval; and,

•	our ability to obtain and maintain sufficient third-party coverage and reimbursement.

If our approved products do not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, we may not generate sufficient revenue and we may not become or remain profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product revenue.*

In order to commercialize DSUVIA, and Zalviso, if approved, in the United States, we must build our internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. In addition, we plan to enter into agreements with third parties for the distribution of approved product candidates; however, if there are delays in establishing such relationships or those third parties do not perform as expected, our ability to effectively distribute products would suffer.

We have entered into a collaboration with Grünenthal for the commercialization of Zalviso in Europe and Australia and intend to enter into additional strategic partnerships with third parties to commercialize our product candidates outside of the United States. DZUVEO was approved by the EC in June 2018, but we have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe, and there can be no assurance that we will successfully enter into such an agreement. We may also consider the option to enter into strategic partnerships for our product candidates in the United States. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document.

We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of Zalviso or DZUVEO in Europe, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates, if approved, to healthcare professionals and in geographical regions that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates, if approved, our ability to generate revenues from product sales will be adversely affected.

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

•

our contracts for collaborative arrangements are terminable at will on written notice and may otherwise expire or terminate, and we may not have alternatives available to achieve the potential for our products in those territories or markets;

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

The U.S. market for DSUVIA and Zalviso is characterized by intense competition and cost pressure. DSUVIA, and Zalviso, if approved, will compete with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. We or our current and potential partners will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies.

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

Often used in combination with opioids are generic injectable local anesthetics, such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Heron Therapeutics, Inc. is in Phase 3 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. These products may reduce the amount of opioids required to achieve adequate pain control but usually do not obviate the need for opioids completely. Similarly, there are many IV formulations of non-steroidal anti-inflammatory drugs, or NSAIDS, for treatment of acute pain, such as generic IV ketorolac, Pfizer’s DYLOJECT, Cumberland Pharmaceuticals Inc.’s CALDOLOR and recently Recro Pharma, Inc. submitted a New Drug Application, or NDA, for IV meloxicam for the treatment of moderate-to-severe acute pain. These products are all invasively administered via an IV and, as a result, we do not believe they are direct competitors to the non-invasive DSUVIA.

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

Formulary approval may not be available, or could be subject to certain restrictions for DSUVIA, or Zalviso, if approved, in the United States, which could make it difficult for us to sell our products profitably.*

Obtaining formulary approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell our products into our target markets. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approval, we may need to complete evaluation programs whereby DSUVIA, or Zalviso, if approved, is used on a limited basis for certain patient types. Hospitals may seek to obtain DSUVIA or Zalviso devices at little or no cost during this evaluation period. Revenue generated from these hospitals during the evaluation period would be minimal. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approval of DSUVIA, or Zalviso, if approved. Further, even successful formulary approval may be subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approval for DSUVIA, and/or Zalviso, if approved, would materially adversely affect our ability to attain or sustain profitable operations.

Coverage and adequate reimbursement may not be available for DSUVIA, or Zalviso, if approved, in the United States, or DZUVEO or Zalviso in Europe, which could make it difficult for us, or our partners, to sell our products profitably.*

Our ability to commercialize DSUVIA, or Zalviso, if approved, in the United States, any future collaboration partner’s ability to commercialize DZUVEO in Europe, or Grünenthal’s ability to expand sales of Zalviso in Europe successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payer programs at the federal and state levels, authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payers.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for DSUVIA, or Zalviso, if approved in the United States, and DZUVEO and Zalviso in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with our sales of DSUVIA, and Zalviso, if approved, in the United States, Grünenthal’s European sales of Zalviso, future product sales of DZUVEO, and any other product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our product candidates, if approved, will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DSUVIA in the United States, or DZUVEO or Zalviso in Europe or Zalviso, or any of our other product candidates, if approved in the United States. Also, reimbursement amounts may reduce the demand for, or the price of, our products. For example, as mentioned above, we anticipate we may need comparator studies of DZUVEO in Europe to ensure premium reimbursement in certain countries. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize DSUVIA in the United States, or DZUVEO or Zalviso in Europe, or Zalviso, or any of product candidates, if approved in the United States.

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, although in September 2015 the EC approved the MAA for Grünenthal to market Zalviso in the European Economic Area countries, including the 28 EU member states as well as Norway, Iceland and Liechtenstein, separate pricing and reimbursement approvals may impact their ability to successfully commercialize Zalviso. Adverse pricing limitations may hinder our ability to recoup our investment in DSUVIA in the United States, or Zalviso and our other drug candidates, even if those drug candidates obtain marketing approval.

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.*

If we are found to have improperly promoted off-label uses of our product candidates, including DSUVIA, or Zalviso, if approved in the United States, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. While we have received marketing approval for DSUVIA for our proposed indication, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of DSUVIA in the United States, or our product candidates, including Zalviso in the United States, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Guidelines and recommendations published by government agencies, as well as non-governmental organizations, can reduce the use DSUVIA, or our product candidates, including Zalviso, if approved.*

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include DSUVIA and the product candidates that we are developing. Recommendations of government agencies or non-governmental organizations may relate to such matters as maximum quantities dispensed to patients, dosage, route of administration, and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact our product candidates and our ability to gain marketing approval. Regulations or guidelines suggesting the reduced use of certain drug classes that may include DSUVIA or the product candidates that we are developing, or the use of competitive or alternative products as the standard-of-care to be followed by patients and healthcare providers, could result in decreased use of DSUVIA or our product candidates, or negatively impact our ability to gain market acceptance and market share.

If we are unable to establish relationships with group purchasing organizations any future revenues or future profitability could be jeopardized.*

Many end-users of pharmaceutical products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of GPOs, for DSUVIA, and, if approved, Zalviso. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to establish or maintain our GPO relationships, sales of DSUVIA, and any future approved products, and related revenues could be negatively impacted.

We intend to rely on a limited number of pharmaceutical wholesalers to distribute DSUVIA in the United States and our product candidates, including Zalviso, if approved.*

We intend to rely primarily upon pharmaceutical wholesalers in connection with the distribution of DSUVIA in the United States, and our product candidates, including Zalviso, if approved. As part of the DSUVIA REMS program, we will monitor distribution and audit wholesalers’ data. If our wholesalers do not comply with the DSUVIA REMS requirements, or if we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, or if our wholesalers are unable to distribute our drugs for regulatory, compliance or any other reason, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

Risks Related to Clinical Development and Regulatory Approval

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

IAP312 was a Phase 3 study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. The IAP312 study was designed to rule out a 5% device failure rate. The study design required a minimum of 315 patients. In the IAP312 study, sites proactively looked for tablets that have been dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The IAP312 study evaluated all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. If the FDA includes the rate of inadvertent dispensing along with the device failures to calculate a total error rate, the resulting error rate may be unacceptable to the FDA. Further, the correspondence from the FDA suggests that we may need to modify the Risk Evaluation and Mitigation Strategies, or REMS, for Zalviso to address dropped tablets. We intend to submit the IAP312 study results as part of our resubmission of the NDA for Zalviso. We are currently evaluating the timing of the resubmission of our NDA for Zalviso.

There is no guarantee that the additional work we performed related to Zalviso, including the IAP312 trial, will result in our successfully obtaining FDA approval of Zalviso in a timely fashion, if at all. For example, the FDA may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate and the resulting error rate may be unacceptable to the FDA, or the FDA may still have concerns regarding the performance of the device, inadvertent dosing (dropped tablets), or other issues. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any NDA resubmission or approval of the NDA and could require us to obtain significant additional funding. There is no guarantee such funding would be available to us on favorable terms, if at all. We intend to resubmit the Zalviso NDA seeking a label indication for the management of moderate-to-severe acute pain in adult patients in the hospital setting. However, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

Upon resubmission of the Zalviso NDA, the FDA may hold an advisory committee meeting to obtain committee input on the safety and efficacy of Zalviso. Typically, advisory committees will provide responses to specific questions asked by the FDA, including the committee’s view on the approvability of the drug under review. Advisory committee decisions are not binding, but an adverse decision at the advisory committee may have a negative impact on the regulatory review of Zalviso. Additionally, we may choose to engage in the dispute resolution process with the FDA.

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

Any delay in approval by the FDA of the Zalviso NDA, once it is resubmitted, may negatively impact our stock price and harm our business operations. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and potentially achieving profitability. If any of these events occur, we may be forced to delay or abandon our development efforts for Zalviso, which would have a material adverse effect on our business.

Positive clinical results obtained to date for our product candidates may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.*

We have reported positive top-line data from each of our four Zalviso Phase 3 clinical trials completed to date, as well as our Phase 2 clinical trials for Zalviso. However, even if we believe that the data obtained from clinical trials is positive, the FDA has, and in the future could, determine that the data from our trials was negative or inconclusive or could reach a different conclusion than we did on that same data. Negative or inconclusive results of a clinical trial or difference of opinion could cause the FDA to require us to repeat the trial or conduct additional clinical trials prior to obtaining approval for commercialization, and there is no guarantee that additional trials would achieve positive results or that the FDA will agree with our interpretation of the results. For example, although we had achieved the primary endpoints in each of our three Phase 3 clinical trials for Zalviso which were included in our NDA filed in 2013, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the Zalviso CRL, a clinical trial would be needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. While we believe Zalviso met safety, satisfaction and device usability expectations in this trial, known as IAP312, there is no guarantee the FDA will agree with our interpretation of these results. If the FDA were to require any additional clinical trials for Zalviso, our development efforts would be further delayed, which would have a material adverse effect on our business. Any such determination by the FDA would delay the timing of our commercialization plan for Zalviso, or further development of our other product candidates, and adversely affect our business operations.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.*

We have experienced and may in the future experience delays in clinical trials of our product candidates. While we have completed four Phase 3 clinical trials and several Phase 2 clinical trials for Zalviso, future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients or be completed on schedule, if at all. For example, we postponed the start of IAP312, originally planned for the first quarter of 2016, to September 2016. The postponement was due to a delay in the receipt and testing of final clinical supplies for this trial. As a result, the development timeline for Zalviso was further extended.

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

We have not yet resubmitted the Zalviso NDA. Activities that we have undertaken to address issues raised in the Zalviso CRL may be deemed insufficient by the FDA.*

We completed bench testing and additional Human Factors studies that we believed addressed certain items contained in the Zalviso CRL. However, before the results from these studies were submitted as a part of the proposed NDA resubmission, the FDA, in March 2015, notified us of the need for a clinical trial prior to the resubmission of the Zalviso NDA. In early September 2015, we had a Type C meeting with the FDA to discuss the FDA’s request for an additional clinical trial and our planned response to the Zalviso CRL. In response to discussions with the FDA, we agreed to complete an additional open-label study with Zalviso in post-operative patients, known as IAP312. We completed the protocol review for IAP312 and announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We are currently evaluating the timing of the resubmission of our NDA for Zalviso.

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

If DSUVIA, or any of our future products, including Zalviso, cause serious or unexpected side effects after receiving marketing approval, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of DSUVIA or the affected product candidate and could substantially increase the costs of commercializing our product candidates.

Additional time may be required to obtain U.S. regulatory approval for Zalviso because it is a drug/device combination product.*

DSUVIA and Zalviso are combination product candidates with both drug and device components. The FDA requires both the drug and device components of combination product candidates to be reviewed as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as DSUVIA and Zalviso. As a result, we have in the past, experienced delays in the development and commercialization of DSUVIA, and may in the future, experience delays in the development and commercialization of Zalviso, due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA. For example, we originally submitted the NDA for DSUVIA in December 2016. In October 2017, we received a CRL from the FDA for DSUVIA which contained requests for additional information and testing of DSUVIA to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label in at least 50 patients. AcelRx had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised Directions for Use, or DFU, and in May 2018, we announced the resubmission of the DSUVIA NDA. As a result, the DSUVIA NDA was not approved by the FDA until November 2018.

We cannot predict when we will obtain regulatory approval to commercialize Zalviso, if at all, and we cannot, therefore, predict the timing of any future associated revenue.*

In the United States, we received the Zalviso CRL on July 25, 2014, which contains requests for additional information on the Zalviso System. In addition, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the Zalviso CRL, a clinical trial is needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on our Type C meeting with the FDA in early September 2015 to discuss the FDA’s request for an additional clinical trial and our planned response to the Zalviso CRL, we submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. We completed the protocol review and announced positive results from this study in August 2017, which we intend to use to support our NDA resubmission. We are currently evaluating the timing of the resubmission of our NDA for Zalviso.

Although the FDA reviewed the protocol for IAP312, the FDA required us to complete additional clinical work prior to resubmitting the NDA for Zalviso. Additional delays may result if Zalviso is taken before an FDA advisory committee which may recommend restrictions on approval or recommend non-approval.

We may experience market resistance, delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy regarding opioids generally, and sufentanil specifically.

In February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

In May 2017, the current FDA Commissioner established an Opioid Policy Steering Committee to address and advise regulators on opioid use. The Committee was charged with three initial questions: (i) should the FDA require mandatory education for healthcare professionals, or HCPs, who prescribe opioids; (ii) should the FDA take steps to ensure the number of prescribed opioid doses is more closely tailored to the medical indication; and (iii) is the FDA properly considering the risk of abuse and misuse of opioids during its drug review process. Zalviso has not been designed with an abuse-deterrent formulation and is not tamper-resistant. As a result, Zalviso has not undergone testing for tamper-resistance or abuse deterrence.

The FDA can delay, limit or deny marketing approval for many reasons, including:

•	a product candidate may not be considered safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and,

•	changes in their approval policies or adoption of new regulations may require additional work on our part.

Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidates as a result of such inspections. In June 2014, the FDA completed an inspection at our corporate offices. We received a single observation on a Form 483 as a result of the inspection. Although we believe we have adequately addressed this observation in revised standard operating procedures, we, our contract manufacturers, and their vendors, are all subject to preapproval and post-approval inspections at any time. The results of these inspections could impact our ability to obtain FDA approval for Zalviso and, if approved, our ability to launch and successfully commercialize Zalviso in the United States.

Any delay in, or failure to receive or maintain, approval for any of our product candidates could prevent us from generating meaningful revenues or achieving profitability. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. Zalviso is being regulated as a drug product under the NDA process administered by the FDA. The FDA could in the future require additional regulation of Zalviso, or DSUVIA, under the medical device provisions of the Federal Food, Drug and Cosmetic Act, or FDCA. We must comply with the Quality Systems Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice, or cGMP, requirements for medical devices, and other applicable government regulations and corresponding foreign standards for drug cGMPs. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

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

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso or any future product candidates in the United States, we and our collaborators face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso or any future product candidates in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. Additionally, the labeling approved for DSUVIA includes restrictions on use due to the opioid nature of sufentanil. The labeling approved for Zalviso or any future product candidates, if approved, will likely include similar restrictions on use.

DSUVIA in the United States will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Zalviso or any future product candidates, if approved, will be subject to these same requirements.

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

Except for Zalviso and DZUVEO approval in Europe, we may never obtain approval for, any other products outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we or our commercial partners, including Grünenthal in Europe, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. On September 22, 2015, we announced that the EC had approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. In April 2016, Grünenthal completed the first commercial sale of Zalviso. In June 2018, we announced that the EC had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement.

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

DSUVIA, and any future approved product candidates, including Zalviso, will require Risk Evaluation and Mitigation Strategies, or REMS.*

DSUVIA, and Zalviso, if approved, in the United States will require REMS. The DSUVIA REMS includes restrictions on product distribution and use only in certified medically supervised settings. Before DSUVIA is distributed, an authorized representative from each medically supervised setting must sign an attestation that they have the ability to manage acute opioid overdose, and will train all relevant staff on administration of DSUVIA, including the importance of only dispensing the product in a medically supervised setting. The REMS program for DSUVIA may significantly increase our costs to commercialize this product. While we have received pre-clearance from the FDA regarding certain aspects of the proposed required REMS for Zalviso, we cannot predict the final REMS to be required as part of any FDA approval of Zalviso. Depending on the extent of the REMS requirements, any U.S. launch may be delayed, the costs to commercialize Zalviso may increase substantially and the potential commercial market could be restricted. Furthermore, risks of sufentanil that are not adequately addressed through the DSUVIA REMS program or the proposed REMS programs for our future product candidates, including Zalviso, may also prevent or delay their approval for commercialization.

Existing and future legislation may increase the difficulty and cost for us to commercialize DSUVIA, and Zalviso or any of our product candidates that may obtain commercial approval in the future, and affect the prices we may obtain.

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of Zalviso outside of Europe, or our other product candidates. These changes will restrict or regulate post-approval activities for DSUVIA, DZUVEO and Zalviso, and affect our ability to profitably sell any products for which we obtain marketing approval. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2018 and may continue to incur losses for the foreseeable future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of September 30, 2018, we had an accumulated deficit of $332.5 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, sale of royalty and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA, conduct research and development activities for our product candidates, including the FDA regulatory review of the resubmitted Zalviso NDA, once resubmitted, and support the manufacturing and supply of Zalviso in Europe for Grünenthal. While Grünenthal has begun European commercial sales of Zalviso, if DSUVIA is not successfully commercialized, if Zalviso, or our other product candidates are not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on obtaining regulatory approval to market our product candidates outside of the United States through current and future collaborations which may not materialize or prove to be successful.

We have never generated significant product revenue and may never be profitable.*

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. Although we received FDA approval of DSUVIA, we have not yet launched commercial sales of DSUVIA in the United States, and we may never generate significant revenues from sales of DSUVIA, Zalviso or any other product candidates in the United States to become profitable. Although DZUVEO was approved by the EC in June 2018, we have not yet entered into a collaboration agreement with a strategic partner to commercialize DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. While we have a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal may not recognize a level of commercial sales of Zalviso for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of Zalviso, as a result of our sale to PDL of certain expected royalties from the sales of Zalviso by Grünenthal and a majority of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under the Amended License Agreement. In addition, we do not anticipate generating revenues from our other product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	maintaining regulatory approval for DSUVIA and obtaining and maintaining regulatory approval for Zalviso in the United States; and

•

launching and commercializing DSUVIA, and Zalviso, if approved in the United States, by building internally or through entering a collaboration, a hospital-directed sales force in the United States, and with third parties internationally, including Grünenthal and any future collaboration partner for DZUVEO, which may require additional funding.

Because of the numerous risks and uncertainties associated with launching a commercial pharmaceutical product, pharmaceutical product development and the regulatory environment, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are delayed in launching DSUVIA or receiving regulatory approval for Zalviso in the United States, or if we are required by the FDA to complete activities in addition to those we currently anticipate or have already completed.

We anticipate incurring significant costs associated with commercializing DSUVIA in the United States. Even if we are able to generate revenues from the sale of DSUVIA, or any future approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

Any failures in commercialization of Zalviso outside the United States could have a material adverse impact on our business, including an adverse impact on the commercialization of DSUVIA or the development of Zalviso in the United States, if related to issues underlying the sufentanil sublingual tablet technology, safety or efficacy. Additionally, we agreed to certain representations and covenants relating to the Amended Agreements under our agreements with PDL, and, if we breach those representations or covenants, we may become subject to indemnification claims by PDL and liable to PDL for its indemnifiable losses relating to such breaches. The amount of such losses could be material and could have a material adverse impact on our business.

We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe.*

DZUVEO was approved by the EC in June 2018, but we have not yet entered into a collaboration agreement with a strategic partner to commercialize DZUVEO in Europe. If we are unable to enter into such an agreement, we may never generate revenues from sales of DZUVEO. If we are successful in identifying a commercial partner and entering into a collaboration agreement, we will be substantially dependent on this partner to successfully commercialize DZUVEO in Europe. Any failures in the commercialization of DZUVEO in Europe could have a significant adverse impact on our revenues and operating results.

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

Since inception, our operations have been primarily focused on developing our technology and undertaking pharmaceutical development and clinical trials for our product candidates, understanding the market potential for our product candidates and preparing for the commercialization of DSUVIA and the potential commercialization Zalviso in the United States. We have never ourselves directly commercialized a product. Consequently, any predictions that are made about our future success, or viability, or evaluation of our business and prospects, may not be accurate.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to cease operations.*

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with our ongoing activities including the commercial launch of DSUVIA in the United States and support for FDA regulatory review of the resubmitted Zalviso NDA, once resubmitted. While we believe we have sufficient capital resources to continue planned operations through at least the end of the fourth quarter of 2019, we will need additional capital to pursue full commercialization of DSUVIA and any of our product candidates, including Zalviso, if approved.

Clinical trials, regulatory reviews, and the launch of commercial product are expensive activities. In addition, commercialization costs for DSUVIA, and Zalviso if approved in the United States, may be significantly higher than estimated. We may experience technical difficulties in our commercialization efforts or otherwise, which could substantially increase the costs of commercialization. Revenues may be lower than expected and accordingly costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. In the future, we may seek to sell additional equity or debt securities, including under the Sales Agreement with Cantor, monetize or securitize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest one or more of our product candidates. Such arrangements may not be available on favorable terms, if at all.

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. For example, in March 2015, we received correspondence from the FDA stating that we needed to complete an additional clinical trial of Zalviso. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. We announced positive results from this study, IAP312, in August 2017, which we intend to use to support our NDA resubmission. We are currently evaluating the timing of the resubmission of our NDA for Zalviso. The IAP312 clinical trial, and the corresponding extension of the Zalviso development program, unexpectedly increased our capital requirements.

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

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the commercialization of DSUVIA, or the development of our product candidates, including Zalviso;

•	seek additional corporate partners for Zalviso on terms that might be less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

To fund our operations, we may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, which may impose restrictions on our business.*

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under the Sales Agreement with Cantor, which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. For example, as of September 30, 2018, we had issued and sold an aggregate of 7.7 million shares of common stock pursuant to the Sales Agreement with Cantor, for which we had received net proceeds of approximately $23.1 million. In addition, on July 16, 2018, we completed an underwritten public offering of 7,272,727 shares of common stock, at a price of $2.75 per share to the public. On August 7, 2018, the underwriters exercised in full their option to purchase an additional 1,090,909 shares of common stock at the public offering price of $2.75 per share, less underwriting discounts and commissions. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

As of September 30, 2018, we have approximately $13.9 million of debt, which includes the accrual portion of the End of Term Fee, under our Amended Loan Agreement with Hercules. The Amended Loan Agreement has a scheduled maturity date of March 2020 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the DoD Contract, the DoD has reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015 and currently extends through February 28, 2019. Funding under the DoD Contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the DoD Contract. In addition, if the DoD determines that we have failed to comply with specific contractual or legal requirements, or fail to satisfy an audit, a variety of penalties can be imposed in addition to monetary damages, including criminal and civil penalties. The DoD could suspend or debar us from all government contract work. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our results of operations.

Risks Related to Our Reliance on Third Parties

We rely on third party manufacturers to produce commercial supplies of DSUVIA, as well as preclinical and clinical drug supplies for our product candidates.*

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

In addition, we have not yet entered into a collaboration agreement for the sale of DZUVEO in Europe, but we anticipate that any future collaboration agreement will likely require us to manufacture and supply DZUVEO to our commercial partner. As mentioned above, we are obligated to manufacture and supply Zalviso under the Amended Agreements with Grünenthal for use in Europe and their other licensed territories. If we are unable to establish a reliable commercial supply of Zalviso for Grünenthal’s Territory, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of the Amended Agreements. If any such breach were to be material and remain uncured, it could result in Grünenthal terminating the Amended Agreements, which in turn could result in us being responsible for indemnification of losses suffered by PDL under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely affected.

We rely on limited sources of supply for the drug component of our product candidates and any disruption in the chain of supply may cause delay in developing and commercializing our product candidates.

We have used two established suppliers of sufentanil citrate for our tablets. However, currently we only have one supplier qualified for our manufacture of DSUVIA, known as DZUVEO outside the United States, and Zalviso. For each product, only one of the two suppliers will be qualified as a vendor with the FDA and EMA. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider is changing its process for manufacturing our drug. There is no guarantee that this change will not impact our commercial supply of API. This change in process will require a regulatory submission to the FDA and European Health Authority which must be approved before the new process API can be used commercially in each corresponding territory. Any alternative vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

Manufacture of sufentanil sublingual tablets requires specialized equipment and expertise.

Ethanol, which is used in the manufacturing process for our sufentanil sublingual tablets, is flammable, and sufentanil is a highly potent, Schedule II compound. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil sublingual tablets. There are a limited number of facilities that can accommodate our manufacturing process and we need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one manufacturer to produce our sufentanil sublingual tablets and have not identified a back-up commercial facility to date. Any problems with our existing facility or equipment, including ongoing expansion, may delay or impair our ability to commercialize DSUVIA, or any future approved products, complete our clinical trials and increase our cost.

Manufacturing issues may arise that could delay or increase costs related to commercialization, product development and regulatory approval.*

As we scale up manufacturing of DSUVIA, and any future approved product candidates, and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution. In the past we have identified impurities in our product candidates. In the future, we may identify significant impurities which could result in failure to maintain regulatory approval of DSUVIA, increased scrutiny by regulatory agencies, delays in clinical program and regulatory approval, increases in our operating expenses, or failure to obtain approval for our product candidates.

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

The facilities of any of our future manufacturers of sufentanil-containing sublingual tablets must be approved by the FDA or the relevant foreign regulatory agency, such as the EMA, before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process of sufentanil sublingual tablets and are completely dependent on these third-party manufacturing partners for compliance with the FDA or other foreign regulatory agency’s requirements for manufacture. In addition, although our third-party manufacturers are well-established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA or other foreign regulatory agency’s strict regulatory requirements, they will not be able to secure FDA or other foreign regulatory agency approval for their manufacturing facilities. Although European inspectors have approved our tablet manufacturing site, our third-party manufacturing partner is responsible for maintaining compliance with the relevant foreign regulatory agency’s requirements. If the FDA or the relevant foreign regulatory agency does not approve these facilities for the commercial manufacture of sufentanil sublingual tablets, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approval for Zalviso, and other foreign regulatory agency approval of DZUVEO and Zalviso outside Europe. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. We have made modifications to the design of the Zalviso device subsequent to the original submission of the Zalviso NDA, which we plan to include as a part of the resubmitted Zalviso NDA. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol in response to the Zalviso CRL. We completed the protocol review with the FDA for the study, known as IAP312, and announced positive results from this study in August 2017, which we intend to use to support the planned NDA resubmission. We are currently evaluating the timing of the resubmission of our NDA for Zalviso. However, if any additional changes to the device are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

We have manufactured and shipped commercial supplies of Zalviso for delivery to Grünenthal; however, our experience is limited. We will continue to rely on contract manufacturers, component fabricators and third-party service providers to produce the necessary Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of DSUVIA, DZUVEO or Zalviso devices with third-party manufacturers or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with DSUVIA, Zalviso and DZUVEO in Europe, and Zalviso, if approved in the U.S. and any other foreign territories.

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

For DSUVIA, we currently package the finished goods under a manual process at the Sharp facility and have a secondary contract packaging facility identified. We also intend to package finished goods of DZUVEO at the Sharp facility in the same manner. The capacity and cost to package the finished goods under this manual process is not optimal to support successful future sales of DSUVIA and DZUVEO. We have initiated the process to purchase an automated filling and packaging line to support increased capacity packaging for DSUVIA. We expect to complete the acquisition and installation of this line in 2019. There is no assurance that we will be able to successfully purchase, install or validate the automated filling and packaging line for DSUVIA. If we are successful in the purchase, installation and validation of this equipment and process, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product.

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

We utilized contract research organizations, or CROs, for the conduct of the Phase 2 and 3 clinical trials of DSUVIA, as well as our Phase 3 clinical program for Zalviso. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our clinical programs for Zalviso, and any other product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize Zalviso, or any other product candidates. As a result, our financial results and the commercial prospects for Zalviso or any future product candidates for which we may obtain approval would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Our Business Operations and Industry

Failure to receive required quotas of controlled substances or comply with the Drug Enforcement Administration regulations, or the cost of compliance with these regulations, may adversely affect our business.

Our sufentanil-based products are subject to extensive regulation by the DEA, due to their status as scheduled drugs. Sufentanil is a Schedule II opioid, considered to present a high risk of abuse. The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA and also by comparable state agencies. In addition, our contract manufacturers are required to maintain relevant licenses and registrations. This high degree of regulation can result in significant compliance costs, which may have an adverse effect on the commercialization of DSUVIA and the development and commercialization of any future product candidates.

The DEA limits the availability and production of all Schedule II substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers apply for quotas on our behalf. We will need significantly greater amounts of sufentanil to successfully commercialize DSUVIA, implement Grünenthal’s European commercialization plans for Zalviso, to support European commercialization of DZUVEO and to commercialize any of our products that may be approved by the FDA in the future, including Zalviso. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil or a failure to increase it over time to meet anticipated increases in demand could delay or stop the clinical development of any of our product candidates or the commercial sale of any approved products. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining qualified scientific, clinical, manufacturing, and commercial personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. In addition, failure to succeed in clinical trials, or delays in the regulatory approval process, may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives.

 In the future, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2018, we had 57 full-time employees. With FDA approval of DSUVIA and the upcoming commercial launch in the United States, we plan to continue to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, medical, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize DSUVIA, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability.

Commercial sales of DSUVIA and the use of our product candidates in clinical trials exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and,

•	decreased demand for our product candidates, if approved for commercial sale.

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of DSUVIA in the United States; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. With the European approval of Zalviso, we expanded our insurance coverage to include the sale of Zalviso to our commercial partner, Grünenthal. We intend to commercialize and promote DZUVEO in Europe with a strategic partner which may result in further expansion of our insurance coverage to include sales of DZUVEO in Europe. There can be no assurance that such coverage will be adequate to protect us against any future losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of October 18, 2018, we are the owner of record of 68 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage until at least 2027 – 2031.

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

Our commercial success depends in part on not infringing patents and proprietary rights of third parties. Although we are not currently aware of litigation or other proceedings or third-party claims of intellectual property infringement related to DSUVIA or our other product candidates, including Zalviso, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights.

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

We have registered our ACELRX mark in the United States, Canada, the EU and India. In early 2014, the FDA accepted the Zalviso mark and, in November 2018, the FDA accepted the DSUVIA mark. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, our stock price dropped by 60% on October 12, 2017, the day we announced the receipt of the DSUVIA CRL from the FDA. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States and/or to successfully develop and commercialize any future approved product candidates, including Zalviso;

•	inability to obtain additional funding, including funding necessary for the planned commercialization and manufacturing of DSUVIA in the United States, and Zalviso, if approved in the United States;

•	any delay in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the Zalviso NDA, upon resubmission;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	inability to maintain ISO 13485 certification and CE Mark approval for Zalviso;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

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

Historically, our common stock has thinly traded, and in the future may continue to be thinly traded, and our stockholders may be unable to sell at or near asking prices, or at all if they need to sell their shares to raise money or otherwise desire to liquidate such shares.*

Historically, we have not had a high volume of daily trades in our common stock on Nasdaq. For example, the average daily trading volume in our common stock on Nasdaq during the nine months ended September 30, 2018 and September 30, 2017 was approximately 600,000 and 680,000 shares per day, respectively. Moreover, in the days leading up to the November 3, 2018 PDUFA date for DSUVIA, our stock trading volume grew significantly with over 30 million shares trading on October 10, 2018 alone. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant,currently in effect.	8-K	001-35068	3.1	02/18/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	01/07/2011

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 5, 2018	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi M. Asadorian
Raffi M. Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)