Form 10-K
period 2018-12-31
ACELRX PHARMACEUTICALS INC
filed 2019-03-07
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§-232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§-229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer	☐	Smaller reporting company ☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the NASDAQ Global Market on that date, was approximately $177,225,920. The calculation excludes 893,483 shares of the registrant’s common stock held by current executive officers and directors that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 25, 2019, the number of outstanding shares of the registrant’s common stock was 78,757,930.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2018, are incorporated by reference into Part III of this report.

ACELRX PHARMACEUTICALS, INC.

2018 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•	our success in commercializing DSUVIA™ (sufentanil sublingual tablet, 30 mcg) in the United States, including the marketing, sales, and distribution of the product;

•

our ability to maintain regulatory approval of DSUVIA in the United States, including effective management of and compliance with the DSUVIA Risk Evaluation and Mitigation Strategies, or REMS, program;

•	acceptance of DSUVIA by physicians, patients and the healthcare community, including the acceptance of pricing and placement of DSUVIA on payers’ formularies;

•

our ability to develop sales and marketing capabilities in a timely fashion, whether alone through recruiting qualified employees, by engaging a contract sales organization, or with potential future collaborators;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	our ability to manage effectively, and the impact of any costs associated with, potential governmental investigations, inquiries, regulatory actions or lawsuits that may be brought against us;

•	continued demonstration of an acceptable safety profile of DSUVIA;

•	effectively competing with other medications for the treatment of moderate-to-severe acute pain in medically supervised settings, including IV-opioids and any subsequently approved products;

•	our ability to maintain regulatory approval of DZUVEO™ in the European Union or EU, and enter into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe;

•	our ability to manufacture and supply DZUVEO in Europe to any future strategic partner;

•

our ability to successfully execute the pathway towards a resubmission of the Zalviso® (sufentanil sublingual tablet system) New Drug Application, or NDA, and subsequently obtain, without further delays, and maintain regulatory approval of Zalviso in the United States and any related restrictions, limitations, and/or warnings in the label of Zalviso, if approved;

•	the outcome of any potential FDA Advisory Committee meeting held for Zalviso;

•	our ability to manufacture and supply Zalviso to Grünenthal GmbH, or Grünenthal, in accordance with their forecast and the Manufacture and Supply Agreement with Grünenthal;

•

the status of the Collaboration and License Agreement with Grünenthal or any other future potential collaborations, including potential milestones and royalty payments under the Grünenthal agreement and obligations under the Purchase and Sale Agreement with PDL BioPharma, Inc., or PDL;

•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;

•	our ability to successfully retain our key commercial, scientific, engineering, medical or management personnel and hire new personnel as needed;

•	the size and growth potential of the markets for DSUVIA, and Zalviso, if approved in the United States, and our ability to serve those markets;

•	our ability to successfully commercialize Zalviso, if approved in the United States;

•	the rate and degree of market acceptance of Zalviso, if approved in the United States;

•	our ability to obtain adequate government or third-party payer reimbursement;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our liquidity and capital resources; and

•	our ability to obtain and maintain intellectual property protection for DSUVIA/DZUVEO and Zalviso.

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

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA™ (known as DZUVEO in Europe) and Zalviso, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved our resubmitted NDA for DSUVIA for use in adults in certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We are developing a distribution capability and commercial organization to market and sell DSUVIA in the United States. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In geographies where we decide not to commercialize ourselves, including for DZUVEO in Europe, we may seek to out-license commercialization rights. We currently intend to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although we have not yet entered into any such arrangement. We are currently evaluating the timing of the resubmission of the NDA for Zalviso. If we are successful in obtaining approval of Zalviso in the United States, we plan to potentially promote Zalviso either by ourselves or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

Our Portfolio

The following table summarizes our portfolio.

Product	Description	Target Use	Status
DSUVIA (known as DZUVEO in Europe)	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received FDA approval in November 2018, commercial launch began Q1 2019. Received European Commission (EC) approval in June 2018.

Zalviso	Sufentanil sublingual tablet system, 15 mcg	Moderate-to-severe acute pain in the hospital setting, administered by the patient as needed

Positive results from Phase 3 trial, IAP312, announced in August 2017. Currently evaluating the timing of the resubmission of the NDA.

Zalviso is approved in the European Union where it is marketed commercially by Grünenthal.

We have chosen sufentanil as the therapeutic ingredient for DSUVIA and Zalviso. Opioids have been utilized for pain relief for centuries and are the standard-of-care for the treatment of moderate-to-severe acute pain. Sufentanil, a high-therapeutic index opioid, which has no active metabolites, is available as an injectable in several markets around the world and is used by anesthesiologists for induction of sedation or as an epidural; however, the injectable formulation is not suitable for the treatment of acute pain. Sufentanil has many pharmacological advantages over other opioids. Published studies demonstrate that sufentanil produces significantly less respiratory depressive effects relative to its analgesic effects compared to other opioids, including morphine and fentanyl. These third-party clinical results correlate well with preclinical trials demonstrating sufentanil’s high therapeutic index, or the ratio of the toxic dose to the therapeutic dose of a drug, used as a measure of the relative safety of the drug for a particular treatment. Accordingly, we believe that sufentanil can provide an effective and well-tolerated treatment for acute pain. The following table illustrates the difference between the therapeutic index of different opioids.

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

We have created a proprietary sublingual (under the tongue) formulation of sufentanil intended for the treatment of moderate-to-severe acute pain. We believe our non-invasive, proprietary sublingual sufentanil tablet potentially overcomes many of the limitations of current treatment options available for moderate-to-severe acute pain. The sublingual formulation retains the therapeutic value of sufentanil, and novel delivery devices provide a non-invasive route of administration. Sufentanil is highly lipophilic which provides for rapid absorption in the mucosal tissue, or fatty cells, found under the tongue, and for rapid transit across the blood-brain barrier to reach the mu-opioid receptors in the brain. The sublingual route of delivery used by DSUVIA and Zalviso provides a predictable onset of analgesia. The sublingual delivery system also eliminates the risk of intravenous, or IV, complications, such as catheter-related infections. In addition, because patients do not require direct connection to an IV infusion pump, or IV line, DSUVIA and Zalviso may allow for ease of patient mobility.

DSUVIA™ (sufentanil sublingual tablet, 30 mcg)

DSUVIA, known as DZUVEO in Europe, approved by the FDA in November 2018, is indicated for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. DSUVIA was designed to provide rapid analgesia via a non-invasive route and to eliminate dosing errors associated with IV administration. DSUVIA is a single-strength solid dosage form administered sublingually via a single-dose applicator, or SDA, by healthcare professionals. Sufentanil is an opioid analgesic currently marketed for intravenous, or IV, and epidural anesthesia and analgesia. The sufentanil pharmacokinetic profile when delivered sublingually avoids the high peak plasma levels and short duration of action observed with IV administration. The European Commission, or EC, approved DZUVEO for marketing in Europe in June 2018.

DSUVIA was approved with a Risk Evaluation and Mitigation Strategy, or REMS, which restricts distribution to certified medically supervised healthcare settings in order to prevent respiratory depression resulting from accidental exposure. DSUVIA will only be distributed to facilities certified in the DSUVIA REMS program following attestation by an authorized representative to comply with appropriate dispensing and use restrictions of DSUVIA. To become certified, a healthcare setting will need to train their healthcare professionals on the proper use of DSUVIA and have the ability to manage respiratory depression. DSUVIA will not be available in retail pharmacies or for outpatient use. As part of the REMS program, we will monitor distribution and audit wholesalers’ data, evaluate proper usage within the healthcare settings and monitor for any diversion and abuse. Additionally, we will de-certify healthcare settings that are non-compliant with the REMS program.

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

Zalviso® (sufentanil sublingual tablet system, 15 mcg)

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

Zalviso allows patients to self-administer sufentanil sublingual tablets as needed to manage their moderate-to-severe acute pain in the hospital setting and provides the record-keeping attributes of a conventional IV PCA pump while avoiding some of the key issues, such as programming errors, associated with conventional IV PCA use.

The Zalviso System consists of the following components: a disposable dispenser tip, a disposable dispenser cap, an adhesive thumb tag, a cartridge of 40 sufentanil sublingual 15 mcg tablets (approximately a two-day supply) in a disposable radio frequency identification and bar-coded cartridge, a reusable, rechargeable handheld controller, a tether, and an authorized access card.

Drugs are classified or scheduled by the Drug Enforcement Agency, or DEA, according to their potential for abuse and addiction. Sufentanil is classified as a Schedule II controlled substance. Scheduled drugs, when they are under patient control in a hospital setting, must be secured and have adequate dose access control and tracking mechanisms. Our novel handheld PCA device has the following safety features:

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

On December 16, 2013, AcelRx and Grünenthal GmbH, or Grünenthal, entered into a Collaboration and License Agreement, or the License Agreement, and related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements, as amended July 17, 2015 and September 20, 2016, or the Amended Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, our novel sublingual PCA system, or the Product, in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, we will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. Grünenthal shall purchase from us, during the first five years after the effective date of the MSA, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. For additional information on the Amended Agreements, see Note 7 “Collaboration Agreement” in the accompanying notes to the Consolidated Financial Statements.

Zalviso was approved for commercial sale by the EC in September 2015 and Grünenthal began its commercial launch of Zalviso in the European Union in April 2016. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of Zalviso in Europe by Grünenthal to PDL, which we refer to in this report as the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 9 “Liability Related to Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements. Royalty revenues and non-cash royalty revenues from the commercial sales of Zalviso in the EU are expected to be minimal for 2019.

We submitted an NDA for Zalviso in September 2013, or Zalviso NDA, and on July 25, 2014, the Division of Anesthesia, Analgesia, and Addiction Products of the FDA issued a Complete Response Letter, or CRL, for the Zalviso NDA. The CRL contained requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of device errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. In March 2015, we received correspondence from the FDA stating that, in addition to the work we had performed to address the items in the CRL, a clinical study would be required to test the modifications to the Zalviso device and mitigations put in place to reduce the risk of inadvertent dosing/misplaced tablets.

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

Clinical Trials

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

We believe that sublingual sufentanil provides a safety, efficacy and tolerability profile enabling our products to potentially replace IV opioid use in patients with moderate-to-severe acute pain in the proposed medically-supervised settings. This may be especially true for DSUVIA in the emergency medical settings in the United States, where the number of emergency departments is decreasing, resulting in an increased focus on resource management to treat a growing number of patients in an efficient manner.

United States Market

Based on commissioned research conducted in 2016, we estimate that there are over 90 million patients who are treated in various medically supervised settings for their moderate-to-severe acute pain which is significant enough to warrant the use of an opioid. We believe these patients may be eligible for treatment with DSUVIA, and in some cases Zalviso, if approved in the United States. The target patient population for DSUVIA are those patients in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for less than 24 hours. The target patient population for Zalviso are patients in a hospital setting for greater than 24 hours. Our current estimate of patients in moderate-to-severe acute pain in medically supervised settings, by setting, is as follows:

Emergency services (includes pre-hospital and Emergency Department treatment)	52 million
Outpatient surgery	11 million
Hospital/surgery center/office-based procedures	20 million
Inpatient surgery/inpatient conditions	10 million

The market for Zalviso, given the target patients in a hospital setting for greater than 24 hours, is the approximately 10 million inpatient surgeries and inpatient conditions above. There can be no assurance that our estimates regarding the number of patients treated in the various settings will be accurate.

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

Our Strategy

DSUVIA

Our specific strategy with respect to DSUVIA is to:

•

advance our staged approach to the launch of DSUVIA in the United States, including the expansion of targeted sales force focused on the emergency room, hospitals and surgical centers in the United States to promote DSUVIA;

•	complete our transition to automated packaging equipment with our contract manufacturing organization to leverage improved technology to lower production cost;

•	supply the DoD and other military organizations as requested and appropriate; and

•	seek commercial partnerships for DSUVIA/DZUVEO in countries outside of the United States.

Zalviso

Our specific strategy with respect to Zalviso is to:

•	continue to collaborate with Grünenthal to support commercial sales of Zalviso in their licensed territories;

•	complete our transition of the Zalviso contract manufacturing to one supplier; and

•	resubmit the Zalviso NDA to seek regulatory approval in the United States and, if successful, promote Zalviso as a follow-on product to DSUVIA or potentially seek a commercial partnership.

We are currently evaluating the timing of the resubmission of the NDA for Zalviso.

Sales and Marketing

We have established and will continue developing our distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States. In geographies where we decide not to commercialize ourselves, we will seek to out-license commercialization rights.

We are building commercial capability in the United States progressively to support the launch of DSUVIA in the United States market. We foresee two stages of commercial execution to support successful introduction of DSUVIA in the United States:

To date, we have:

•	created and deployed a focused scientific support team to gather a detailed understanding of individual emergency room and hospital needs in order to present DSUVIA effectively;

•	increased awareness of the clinical profile of sublingual administration of sufentanil through publication of our clinical data;

•

engaged appropriate Advisory Boards that include representative emergency room physicians, anesthesiologists, surgeons, nurses, pharmacy and therapeutics, or P&T, committee members and other related experts to provide us with input on appropriate commercial positioning for DSUVIA for each of these key audiences;

•	built a sales and marketing organization that can define appropriate segmentation and positioning strategies and tactics for DSUVIA; and

•	gathered relevant clinical and health economic data identifying the limitations of IV opioids and other relevant treatments for moderate-to-severe acute pain in use today.

Next, we are expanding our commercialization plan through:

•	establishing DSUVIA on hospital and ambulatory surgery center formularies through deployment of an experienced team to explain the clinical and health economic attributes of DSUVIA;

•

building and progressively deploying a high-quality, customer-focused and experienced sales organization dedicated to bringing innovative, highly valued healthcare solutions to patients, payers and healthcare providers, including progressively building a targeted sales force of approximately 60 people in the United States;

•	potentially expanding the label to include pediatric populations by conducting post-approval clinical trials for DSUVIA; and

•	establishing DSUVIA as a suitable choice for moderate-to-severe acute pain in certified medically supervised settings.

If we are unable to establish successful sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may be unable to generate any product revenue. For a more comprehensive discussion of the risks related to our commercialization, please see “Risk Factors— Risks Related to Commercialization of DSUVIA and Zalviso” appearing elsewhere in this Form 10-K.

Collaborative Arrangements

Grünenthal Collaboration

On December 16, 2013, and as amended July 17, 2015 and September 20, 2016, we and Grünenthal entered into the Amended Agreements. Under the terms of the Amended Agreements with Grünenthal, we received an upfront cash payment of $30.0 million in December 2013, a milestone payment of $5.0 million related to the MAA submission, which occurred in July 2014, and a $15.0 million milestone payment due to the EC approval of the MAA for Zalviso in September 2015. Under the Amended Agreements, we are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the sales level achieved, on net sales of Zalviso in the Territory. For additional information on the Amended Agreements, see Note 7 “Collaboration Agreement” in the accompanying notes to the Consolidated Financial Statements.

On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of Zalviso in Europe by Grünenthal to PDL, or the Royalty Monetization. We received gross proceeds of $65.0 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended Agreements with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. For additional information on the Royalty Monetization with PDL, see Note 9 “Liability Related to Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements.

Grünenthal is responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Territory. We are responsible for obtaining and maintaining device regulatory approval in the Territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

Intellectual Property

We seek patent protection in the United States and internationally for DSUVIA and Zalviso. Our policy is to pursue, maintain and defend patent rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect DSUVIA and Zalviso. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property” appearing elsewhere in this Form 10-K.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for DSUVIA and Zalviso;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate our business without infringing the patents and proprietary rights of third parties.

We have established and continue to build proprietary positions for DSUVIA and Zalviso and related technology in the United States and abroad.

As of December 31, 2018, we are the owner of record of 22 issued U.S. patents, which together provide coverage for sufentanil sublingual tablets, and the device components of Zalviso and the DSUVIA. These patents provide coverage through at least 2027. We also hold six issued European patents, each valid in at least eight countries in Europe. In addition, we own seven patents in Japan, seven in China and seven in Korea, and a number of other international patents which provide coverage through at least 2027. We are also pursuing a number of U.S. and foreign patent applications. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

We continue to seek and expand our patent protection for both compositions of matter and delivery devices, as well as methods of treatment related to DSUVIA and Zalviso. In particular, we are pursuing additional patent protection for our DSUVIA and Zalviso formulations, our Zalviso device, the combination of drugs and our Zalviso device, our DSUVIA SDA, as well as to methods of treatment using such drug and device compositions.

We have filed for additional patent coverage in the United States, Europe as well as many other foreign jurisdictions including, Japan, China, India, Canada and Korea. If issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, we expect that these patents will expire between 2027 and 2031, excluding any additional term for patent term adjustments or patent term extensions in the United States. We note that the patent laws of foreign countries differ from those in United States, and the degree of protection afforded by foreign patents may be different from the protection offered by U.S. patents.

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

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and medical technology companies. We believe the key competitive factors that will affect the development and commercial success of our products are the safety, efficacy and tolerability profile, the patient and healthcare professional satisfaction with using our products in relation to available alternatives and the reliability, convenience of dosing, price and reimbursement of our products. Over the past year, we have monitored changes in the pharmaceutical industry in response to opioid use in the United States. Pharmaceutical companies engaged in the distribution and sale of opioids, in particular for the treatment of chronic pain, are refocusing their efforts in order to support responsible opioid use. While our products are designed for the treatment of moderate to severe acute pain for use in medically supervised settings, rather than for the treatment of chronic pain or for outpatient use, these industry changes could impact the commercial success of DSUVIA, or Zalviso, if approved, in the United States.

Potential Competition for DSUVIA

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. DSUVIA does not require placement of an IV line and therefore direct competitors in the emergency department are other non-invasive, rapid-acting analgesics. In this environment, DSUVIA may compete with Egalet Corporation’s SPRIX (intranasal ketorolac) or products that are in development, such as INSYS’ sublingual buprenorphine spray. Transmucosal fentanyl products, such as ACTIQ or FENTORA (Cephalon, Inc., a subsidiary of Teva Pharmaceutical Products Ltd.), are approved for opioid-tolerant patients suffering from cancer pain and are contraindicated for the management of acute or post-operative pain and therefore are not a competitor for DSUVIA. Orally administered tablets or liquids containing oxycodone or hydrocodone often have slower absorption and slower analgesic onset than transmucosal opioids. Examples of oral opioids include Acura Pharmaceuticals, Inc.’s OXAYDO (marketed by Egalet Corporation), Collegium Pharmaceuticals, Inc.’s NUCYNTA, and Purdue Pharma, L.P.’s OXYFAST, or generic oral opioids which have moderate-to-severe acute pain labeling.

Often used in combination with opioids are generic injectable local anesthetics, such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Heron Therapeutics, Inc. is in Phase 3 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. These products may reduce the amount of opioids required to achieve adequate pain control but usually do not obviate the need for opioids completely. Similarly, there are many IV formulations of non-steroidal anti-inflammatory drugs, or NSAIDS, for treatment of acute pain, such as generic IV ketorolac, Pfizer’s DYLOJECT, Cumberland Pharmaceuticals Inc.’s CALDOLOR and recently Recro Pharma, Inc. resubmitted its NDA for IV meloxicam for the treatment of moderate-to-severe acute pain. These products are all invasively administered via an IV and, as a result, we do not believe they are direct competitors to the non-invasive DSUVIA.

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

Also available on the market is the Avancen Medication on Demand, or MOD, an oral PCA device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. Oral opioids tend to have slower onset than transmucosal opioids, such as Zalviso. The Medicine Company’s IONSYS is a non-invasive transdermal opioid PCA that could potentially compete with Zalviso; however, a worldwide recall of the product was announced due to a commercial refocusing of the company. Additional potential opioid competitors for Zalviso include Cara Therapeutics, Inc., who is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Also, Trevena, Inc., is pursuing FDA approval for IV oliceridine, an intravenous G-protein biased ligand that targets the mu-opioid receptor for the treatment of moderate-to-severe acute pain, with a clinical development focus in acute post-operative pain. Both of these product candidates are invasive and, therefore, we do not believe they are direct competition to the non-invasive Zalviso.

Pharmaceutical Manufacturing and Supply

We currently rely on contract manufacturers to produce sufentanil sublingual tablets for commercial production of DSUVIA and Zalviso under current Good Manufacturing Practices, or cGMP, with oversight by our internal managers. Equipment specific to the pharmaceutical manufacturing process was purchased and customized for us and is currently owned by us. We plan to continue to rely on contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our products, if and when approved for marketing by the FDA. We currently rely on a single manufacturer for the commercial supplies of the active pharmaceutical ingredient, or API, for DSUVIA and Zalviso, and do not currently have agreements in place for redundant supply or a second source for either DSUVIA or Zalviso. We have identified other manufacturers that could satisfy our commercial supply and packaging requirements and we continue to evaluate those manufacturers.

Device Manufacturing and Supply

All contract manufacturers and component suppliers have been selected for their specific competencies in the manufacturing processes and materials that make up DSUVIA and Zalviso. We currently rely on single manufacturers for the commercial supplies of our drug components and packaging for DSUVIA and Zalviso, and do not currently have agreements in place for redundant supply or a second source for either DSUVIA or Zalviso. DSUVIA utilizes an SDA in the delivery of the tablets. FDA regulations require that materials be produced under cGMPs or Quality System Regulation, or QSR, as required for the respective unit operation within the manufacturing process. We outsource injection molding of all the plastic parts for the SDA, and product sub-assemblies; and filling, packaging and labeling of SDAs.

The device components of Zalviso are manufactured by contract manufacturers, component fabricators and secondary service providers. We outsource injection molding of all the plastic parts for the cartridge and device and product sub-assemblies; tablet cartridge filling and packaging; and assembly, packaging and labeling of the dispenser and controller.

Government Regulation

Government authorities in the United States at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of products such as DSUVIA and Zalviso. Product candidates, such as Zalviso, must be approved by the FDA through the NDA process before they may legally be marketed in the United States.

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

The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that approval for our product candidate, Zalviso, will be granted on a timely basis, if at all.

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

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP and QSR for medical device requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

The results of product development, preclinical trials and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on our drug products, proposed labeling and other relevant information, will be submitted to the FDA as part of an NDA for a new drug product, requesting approval to market the product in the United States. The submission of an NDA is subject to the payment of a substantial user fee; a waiver of such fee may be obtained under certain limited circumstances. During its review of an NDA, the FDA may inspect our manufacturers for GMP and QSR compliance, and our pivotal clinical trial sites for GCP compliance.

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

The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA issues a Complete Response Letter at the conclusion of its review if the NDA is not yet deemed ready for approval. A Complete Response Letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

If a product candidate does receive regulatory approval, the approval may be limited to specific conditions and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. DSUVIA was approved with a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate the risk of respiratory depression resulting from accidental exposure by ensuring that DSUVIA is dispensed only to patients in certified medically supervised healthcare settings. Zalviso, if approved, will also require a REMS, which can include a medication guide, patient package insert, a communication plan, elements to assure safe use and implementation system, and must include a timetable for assessment of the REMS. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. In addition, the FDA may require post-approval testing which involves clinical trials designed to further assess a drug product’s safety and effectiveness after the NDA.

Post-Approval Requirements

Any drug products for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated clinical safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. Phase 4 clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication or when otherwise requested by the FDA in the form of post marketing requirements or commitments. Failure to promptly conduct any required Phase 4 clinical trials could result in withdrawal of NDA approval. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drug products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drug products must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

We are responsible for maintaining Zalviso device regulatory approval in the EU in order to support the manufacturing and supply of Zalviso to Grünenthal for commercial sales. We completed the Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in the European Union. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system. This is an internationally recognized quality standard for medical devices. The CE Mark was originally issued by the British Standards Institution, or BSI, a Notified Body, or NB, located in the United Kingdom, or UK, or BSI-UK. Recently, the CE Mark file and certification has been transferred to the Netherlands NB of BSI, or BSI-NL, to mitigate the uncertainty with regards to the Brexit situation. The ISO certification issued through BSI-UK was recently upgraded to the latest version of the standard, ISO 13484:2016 through BSI-UK and remains in effect, regardless of the Brexit situation. BSI ISO 13485:2016 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and EEA, as well as to meet equivalent requirements in other international markets.

Controlled Substances Regulations

Sufentanil, a Schedule II controlled substance, is the API in DSUVIA and Zalviso. Controlled substances are governed by the DEA. Similarly, sufentanil is regulated as a controlled substance in Europe and other territories outside of the U.S. The handling of controlled substances and/or drug product by us, our contract manufacturers, analytical laboratories, packagers and distributors, are regulated by the Controlled Substances Act and regulations thereunder.

The Drug Supply Chain Security Act of 2013, or DSCSA, imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements are that manufacturers must provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, manufacturers have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. International laws, such as the European Union General Data Protection Regulation (“GDPR”) (EU 2016/679) and Swiss Federal Act on Data Protection, regulate the processing of personal data within the European Union and between countries in the European Union and countries outside of the European Union, including the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, our sales of any approved products will depend in part on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by third-party payers. These third-party payers are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare products. Third-party payers and hospitals may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming, costly and sometimes unpredictable process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer and hospital separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. We cannot be certain that DSUVIA and Zalviso, once approved for commercial sale, will be considered cost-effective. Because coverage and reimbursement determinations are made on a payer-by-payer basis, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer. If we are unable to obtain coverage of, and adequate reimbursement and payment levels for, our approved products from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition and future success. Third-party payers, government healthcare programs, wholesalers, group purchasing organizations, and hospitals frequently require that pharmaceutical companies negotiate agreements that provide discounts or rebates from list prices. We expect increasing pressure to offer larger discounts or discounts to a greater number of these organizations to maintain acceptable reimbursement levels for and access to our products. Net prices for drugs may be reduced by these mandatory discounts or rebates required by government healthcare programs, private payers, wholesalers, group purchasing organizations, hospitals, and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations.

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

In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our products from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

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

Legislative changes to the Affordable Care Act remain possible and appear likely in the 116th U.S. Congress and under the Trump Administration. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Currently, Congress has considered legislation that would repeal, or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health   coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. In July 2018, Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the PPACA. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize DSUVIA and Zalviso, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Reimbursement and Healthcare Reform

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate that receives regulatory approval. In the United States and markets in other countries, sales of DSUVIA, and Zalviso, if approved for commercial sale, will depend, in part, on the extent to which third-party payers provide coverage and establish adequate reimbursement levels for approved products.

In the United States, third-party payers include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payers may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Nonetheless, DSUVIA and Zalviso, if approved, may not be considered medically necessary or cost-effective.

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

Although the recent U.S. District Court holding that the PPACA is unconstitutional has been appealed, its long term viability remains unclear. In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and will stay in effect through 2027 unless Congressional action is taken. The American Tax Payer Relief Act further reduced Medicare payments to several providers, including hospitals.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and further restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our products, if any, may be.

Employees

As of December 31, 2018, we employed 61 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Related to Commercialization of DSUVIA and Zalviso

Our success depends heavily on successful commercialization of DSUVIA, which received approval in November 2018 from the U.S. Food and Drug Administration, or FDA, for use in adults in a certified medically supervised healthcare setting, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. To the extent DSUVIA is not commercially successful, our business, financial condition and results of operations will be materially harmed.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may be unable to generate any product revenue.

In order to commercialize DSUVIA, and Zalviso, if approved, in the United States, we must build our internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. We have entered into agreements with third parties for the distribution of DSUVIA, and plan to enter into such agreements for, if approved, Zalviso, in the United States; however, if these third parties do not perform as expected or there are delays in establishing such relationships for, if approved, Zalviso, our ability to effectively distribute products would suffer.

We have entered into a collaboration with Grünenthal for the commercialization of Zalviso in Europe and Australia and intend to enter into additional strategic partnerships with third parties to commercialize our products outside of the United States. DZUVEO was approved by the EC in June 2018. We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe, and there can be no assurance that we will successfully enter into such an agreement. We may also consider the option to enter into strategic partnerships for DSUVIA, or Zalviso, if approved, in the United States. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document.

We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of Zalviso or DSUVIA/DZUVEO, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our products to healthcare professionals and in geographical regions that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our products, our ability to generate revenues from product sales will be adversely affected.

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

Guidelines and recommendations published by government agencies, as well as non-governmental organizations, can reduce the use of DSUVIA, and Zalviso, if approved in the United States.

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include DSUVIA and Zalviso, if approved in the United States. Recommendations of government agencies or non-governmental organizations may relate to such matters as maximum quantities dispensed to patients, dosage, route of administration, and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact DSUVIA and our ability to gain marketing approval of Zalviso in the United States. Regulations or guidelines suggesting the reduced use of certain drug classes that may include DSUVIA or Zalviso, or the use of competitive or alternative products as the standard-of-care to be followed by patients and healthcare providers, could result in decreased use of DSUVIA or Zalviso, if approved, or negatively impact our ability to gain market acceptance and market share. The U.S. government and state legislatures have prioritized combatting the growing misuse and addiction to opioids and have enacted legislation and regulations as well as other measures intended to fight the opioid epidemic. Addressing opioid drug abuse is a priority for the current U.S. administration and the FDA and is part of a broader initiative led by the Department of Health and Human Services. Overall, there is greater scrutiny of entities involved in the manufacture, sale and distribution of opioids. These initiatives, existing regulations, and any negative publicity related to opioids may have a material impact on our business and our ability to manufacture opioid products.

Governmental investigations, inquiries, and regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our commercialization of opioids could adversely affect our business, financial condition, results of operations and cash flows.

As a result of greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers by state and federal agencies. As a result of our manufacturing and commercial sale of DSUVIA and Zalviso, we could become the subject of federal, state and foreign government investigations and enforcement actions, focused on the misuse and abuse of opioid medications.

In addition, a significant number of lawsuits have been filed against other opioid manufacturers, distributors, and others in the supply chain by cities, counties, state Attorney's General and private persons seeking to hold them accountable for opioid misuse and abuse. The lawsuits assert a variety of claims, including, but not limited to, public nuisance, negligence, civil conspiracy, fraud, violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) or similar state laws, violations of state Controlled Substance Act or state False Claims Act, product liability, consumer fraud, unfair or deceptive trade practices, false advertising, insurance fraud, unjust enrichment and other common law and statutory claims arising from defendants’ manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys’ fees and costs. The claims generally are based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or an alleged failure to take adequate steps to prevent abuse and diversion. While our products are designed for use solely in supervised certified medically supervised healthcare settings and administered only by a healthcare professional in these settings, and are not distributed or available at retail pharmacies to patients by prescription, we can provide no assurance that parties will not file lawsuits of this type against us in the future. In addition, current public perceptions of the public health issue of opioid abuse may present challenges to favorable resolution of any potential claims. Accordingly, we cannot predict whether we may become subject of these kinds of investigations and lawsuits in the future, and if we were to be named as a defendant in such actions, we cannot predict the ultimate outcome. Any allegations against us may negatively affect our business in various ways, including through harm to our reputation.

If we were required to defend ourselves in these matters, we would likely incur significant legal costs and could in the future be required to pay significant amounts as a result of fines, penalties, settlements or judgments. It is unlikely that our current product liability insurance would fully cover these potential liabilities, if at all. Moreover, we may be unable to maintain insurance in the future on acceptable terms or with adequate coverage against potential liabilities or other losses. For more information about our product liability insurance and exclusions therefrom, please see the risk factor entitled “We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability” elsewhere in this section. The resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Furthermore, in the current climate, stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are frequently in the media or advocated by public interest groups. Unfavorable publicity regarding the use or misuse of opioid drugs, the limitations of abuse-deterrent formulations, the ability of drug abusers to discover previously unknown ways to abuse opioid products, public inquiries and investigations into prescription drug abuse, litigation, or regulatory activity regarding sales, marketing, distribution or storage of opioids could have a material adverse effect on our reputation and impact on the results of litigation.

Finally, various government entities, including Congress, state legislatures or other policy-making bodies, or public interest groups have in the past and may in the future hold hearings, conduct investigations and/or issue reports calling attention to the opioid crisis, and may mention or criticize the perceived role of manufacturers, including us, in the opioid crisis. Similarly, press organizations have and likely will continue to report on these issues, and such reporting may result in adverse publicity for us, resulting in reputational harm.

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development and approval of our products, particularly outside of the United States. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our products successfully, if at all.

We will need to establish and maintain successful collaborative relationships to obtain international sales, marketing and distribution capabilities for our products. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:

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

•

we have limited control over the decisions of our partners, and they may change the priority of our programs in a manner that would result in termination of the agreement or add significant delays to the partnered program;

•

our ability to generate future payments and royalties from our partners depends upon the abilities of our partners to establish the safety and efficacy of our drugs, maintain regulatory approvals and our ability to successfully manufacture and achieve market acceptance of our products;

•

we or our partners may fail to properly initiate, maintain or defend our intellectual property rights, where applicable, or a party may use our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our proprietary information or expose us to potential liability;

•	our partners may not devote sufficient capital or resources towards our products; and

•	our partners may not comply with applicable government regulatory requirements necessary to successfully market and sell our products.

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, any research, clinical development, manufacturing or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully and timely transition terminated collaborative agreements, we may have to undertake development and commercialization activities at our own expense or find alternative sources of capital.

Approval of Zalviso and DZUVEO in Europe has resulted in a variety of risks associated with international operations that could materially adversely affect our business.

Our existing collaboration with Grünenthal for Zalviso requires us to supply product to support the European commercialization of Zalviso. In addition, with the June 2018 approval of DZUVEO in Europe, we intend to enter into agreements with third parties to market DZUVEO in Europe, which may also require us to supply product to those third parties. We may be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different payor reimbursement regimes, governmental payors, patient self-pay systems and price controls;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If we, or current and potential partners, are unable to compete effectively, our products may not reach their commercial potential.

The U.S. market for DSUVIA and Zalviso is characterized by intense competition and cost pressure. DSUVIA, and Zalviso, if approved in the U.S., will compete with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. We or our current and potential partners will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies.

There are a wide variety of approved injectable and oral opioid products to treat moderate-to-severe acute pain, including IV opioids such as morphine, fentanyl, hydromorphone and meperidine or oral opioids such as oxycodone and hydrocodone. DSUVIA does not require placement of an IV line and therefore direct competitors in the emergency department are other non-invasive, rapid-acting analgesics. In this environment, DSUVIA may compete with Egalet Corporation’s SPRIX (intranasal ketorolac) or products that are in development, such as INSYS’ sublingual buprenorphine spray. Transmucosal fentanyl products, such as ACTIQ or FENTORA (Cephalon, Inc., a subsidiary of Teva Pharmaceutical Products Ltd.), are approved for opioid-tolerant patients suffering from cancer pain and are contraindicated for the management of acute or post-operative pain and therefore are not a competitor for DSUVIA. Orally administered tablets or liquids containing oxycodone or hydrocodone often have slower absorption and slower analgesic onset than transmucosal opioids. Examples of oral opioids include Acura Pharmaceuticals, Inc.’s OXAYDO (marketed by Egalet Corporation), Collegium Pharmaceuticals, Inc.’s NUCYNTA, and Purdue Pharma, L.P.’s OXYFAST, or generic oral opioids which have moderate-to-severe acute pain labeling.

Often used in combination with opioids are generic injectable local anesthetics, such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Heron Therapeutics, Inc. is in Phase 3 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. These products may reduce the amount of opioids required to achieve adequate pain control but usually do not obviate the need for opioids completely. Similarly, there are many IV formulations of non-steroidal anti-inflammatory drugs, or NSAIDS, for treatment of acute pain, such as generic IV ketorolac, Pfizer’s DYLOJECT, Cumberland Pharmaceuticals Inc.’s CALDOLOR and recently Recro Pharma, Inc. resubmitted its New Drug Application, or NDA, for IV meloxicam for the treatment of moderate-to-severe acute pain. These products are all invasively administered via an IV and, as a result, we do not believe they are direct competitors to the non-invasive DSUVIA.

We believe that Zalviso would compete with a number of opioid-based treatment options that are currently available, as well as some products that are in development. The hospital market for opioids for moderate-to-severe acute pain is large and competitive. The primary competition for Zalviso is the IV PCA pump, which is widely used in the treatment of moderate-to-severe acute pain in the hospital setting. Leading manufacturers of IV PCA pumps include Hospira, Inc. (sold by Pfizer, Inc. to ICU Medical), CareFusion Corporation (purchased by Becton, Dickinson and Company), Baxter International, Inc., Curlin Medical, Inc. and Smiths Medical. The most common opioids used to treat moderate-to-severe acute pain are morphine, hydromorphone and fentanyl, all of which are available as generics both from generic product manufacturers as well as from compounding pharmacies. In addition, branded manufacturers (e.g., Hospira, Inc.) sell pre-filled glass syringes of morphine to fit their IV PCA pump systems. These systems, however, are invasive and require programming, which can lead to dosing errors, and therefore, while they are commonly used, we do not believe they are direct competitors for Zalviso.

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

It is possible that any of these competitors could develop or improve technologies or products that would render DSUVIA or Zalviso obsolete or non-competitive, which could adversely affect our revenue potential. Key competitive factors affecting the commercial success of our approved products are likely to be efficacy, safety profile, reliability, convenience of dosing, price and reimbursement.

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approval of products and the commercialization of those products. Accordingly, our competitors may be more successful than we are in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs or drug delivery systems may be more effective, have fewer adverse effects, be less expensive to develop and manufacture, or be more effectively marketed and sold than any product we may seek to commercialize. This may render our products obsolete or non-competitive before we can recover our losses. We anticipate that we will face intense and increasing competition as new drugs enter the market and additional technologies become available. These new entities may also establish collaborative or licensing relationships with our competitors, which may adversely affect our competitive position. Finally, the development of different methods for the treatment of moderate-to-severe acute pain could render our products non-competitive or obsolete. These and other risks may materially adversely affect our ability to attain or sustain profitable operations.

Formulary approval may not be available, or could be subject to certain restrictions for DSUVIA, or Zalviso, if approved, in the United States, which could make it difficult for us to sell our products profitably.

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

No uniform policy requirement for coverage and reimbursement for drug products exists among third-party payers in the United States or Europe. Therefore, coverage and reimbursement can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from third party payers could significantly harm our operating results, our ability to raise capital needed to commercialize our approved drugs and our overall financial condition.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for DSUVIA, or Zalviso, if approved in the United States, and DSUVIA/DZUVEO and Zalviso in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with our sales of DSUVIA, and Zalviso, if approved, in the United States, Grünenthal’s European sales of Zalviso, and future product sales of DZUVEO, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DSUVIA in the United States, or DZUVEO or Zalviso in Europe or Zalviso, if approved in the United States. Also, reimbursement amounts may reduce the demand for, or the price of, our products. For example, we anticipate we may need comparator studies of DZUVEO in Europe to ensure premium reimbursement in certain countries. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize DSUVIA in the United States, or DZUVEO or Zalviso in Europe, or Zalviso, if approved in the United States.

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, separate pricing and reimbursement approvals may impact Grünenthal’s ability to market and successfully commercialize Zalviso in its territory which includes the 28 EU member states as well as Norway, Iceland and Liechtenstein. Adverse pricing limitations may hinder our ability to recoup our investment in DSUVIA in the United States, or Zalviso, even after obtaining FDA marketing approval.

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, Centers for Medicare & Medicaid Services, or CMS, announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we are found to have improperly promoted off-label uses of our products, including DSUVIA, or Zalviso, if approved in the United States, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. While we have received marketing approval for DSUVIA for our proposed indication, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of DSUVIA in the United States, or Zalviso, if approved in the United States, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are unable to establish relationships with group purchasing organizations any future revenues or future profitability could be jeopardized.

Many end-users of pharmaceutical products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of GPOs, for DSUVIA, and, if approved, Zalviso. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to establish or maintain our GPO relationships, sales of DSUVIA, and, if approved, Zalviso, and related revenues could be negatively impacted.

We intend to rely on a limited number of pharmaceutical wholesalers to distribute DSUVIA in the United States, and, if approved, Zalviso.

We intend to rely primarily upon pharmaceutical wholesalers in connection with the distribution of DSUVIA in the United States, and, if approved, Zalviso. As part of the DSUVIA REMS program, we will monitor distribution and audit wholesalers’ data. If our wholesalers do not comply with the DSUVIA REMS requirements, or if we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, or if our wholesalers are unable to distribute our drugs for regulatory, compliance or any other reason, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

Risks Related to Clinical Development and Regulatory Approval

Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of Zalviso outside of Europe. These changes will restrict or regulate post-approval activities for DSUVIA, DZUVEO and Zalviso, and affect our ability to profitably sell any products for which we obtain marketing approval. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids.

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

Legislative changes to the Affordable Care Act remain possible and appear likely in the 116th U.S. Congress and under the Trump Administration. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the PPACA. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

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

Moreover, the Drug Supply Chain Security Act of 2013 imposes additional obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product.

Legislative and regulatory proposals have been made to expand post-approval requirements and further restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our products, if any, may be.

We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, any of which could negatively impact our business. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we have obtained or may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

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

In May 2017, an Opioid Policy Steering Committee was established to address and advise regulators on opioid use. The Committee was charged with three initial questions: (i) should the FDA require mandatory education for healthcare professionals, or HCPs, who prescribe opioids; (ii) should the FDA take steps to ensure the number of prescribed opioid doses is more closely tailored to the medical indication; and (iii) is the FDA properly considering the risk of abuse and misuse of opioids during its drug review process. Zalviso has not been designed with an abuse-deterrent formulation and is not tamper-resistant. As a result, Zalviso has not undergone testing for tamper-resistance or abuse deterrence.

The FDA can delay, limit or deny marketing approval for many reasons, including:

•	a product candidate may not be considered safe or effective;

•	the manufacturing processes or facilities we have selected may not meet the applicable requirements; and,

•	changes in their approval policies or adoption of new regulations may require additional work on our part.

Part of the regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The regulatory agency may delay, limit or deny marketing approval of our product candidate, Zalviso, as a result of such inspections. In June 2014, the FDA completed an inspection at our corporate offices. We received a single observation on a Form 483 as a result of the inspection. Although we believe we have adequately addressed this observation in revised standard operating procedures, we, our contract manufacturers, and their vendors, are all subject to preapproval and post-approval inspections at any time. The results of these inspections could impact our ability to obtain FDA approval for Zalviso and, if approved, our ability to launch and successfully commercialize Zalviso in the United States. In addition, results of FDA inspections could impact our ability to maintain FDA approval of DSUVIA, and our ability to expand and sustain commercial sales of DSUVIA in the United States.

Any delay in, or failure to receive or maintain, approval for Zalviso in the United States could prevent us from generating meaningful revenues or achieving profitability. Zalviso may not be approved even if we believe it has achieved its endpoints in clinical trials. Regulatory agencies, including the FDA, or their advisors, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Regulatory agencies may change requirements for approval even after a clinical trial design has been approved. The FDA exercises significant discretion over the regulation of combination products, including the discretion to require separate marketing applications for the drug and device components in a combination product. Zalviso is being regulated as a drug product under the NDA process administered by the FDA. The FDA could in the future require additional regulation of Zalviso, or DSUVIA, under the medical device provisions of the Federal Food, Drug and Cosmetic Act, or FDCA. We must comply with the Quality Systems Regulation, or QSR, which sets forth the FDA’s current good manufacturing practice, or cGMP, requirements for medical devices, and other applicable government regulations and corresponding foreign standards for drug cGMPs. If we fail to comply with these regulations, it could have a material adverse effect on our business and financial condition.

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

The success of Zalviso, in part, relies upon our ability to develop and receive regulatory approval of this product candidate in the United States for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Our Phase 3 program for Zalviso initially consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the FDA in September 2013, which the FDA then accepted for filing in December 2013. In July 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso, or the Zalviso CRL. The Zalviso CRL contained requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of device errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the Zalviso CRL, a clinical trial was needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of the Type C meeting with the FDA, which took place in September 2015, we submitted a protocol to the FDA for a clinical study. We completed the protocol review with the FDA and initiated this study, IAP312, in September 2016.

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

Although we believe the IAP312 study met safety, satisfaction and device usability expectations, there is no guarantee the IAP312 trial results will address the issues raised by the FDA. While we designed the protocols for bench testing and the Human Factors studies to address the issues raised in the Zalviso CRL and designed the protocol for the additional Zalviso clinical trial to further address these issues, there is no guarantee the FDA will deem such protocols and results sufficient to address those issues when they are formally reviewed as a part of an NDA resubmission. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Zalviso in the United States, generating revenues and achieving profitability. If any of these events occur, we may be forced to delay or abandon our development and commercialization efforts for Zalviso in the United States, which would have a material adverse effect on our business.

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

Positive clinical results obtained to date for Zalviso may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.

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

Our post-approval clinical trials for DSUVIA, or any future FDA-required clinical trials for Zalviso, could be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	imposition of a clinical hold by the FDA, Institutional Review Board, or IRB, or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required IRB approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the tablets and device components of DSUVIA or Zalviso;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment or being delayed in entering data to allow for clinical trial database closure;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

If any future FDA-required clinical trials are delayed for any of the above reasons, our development costs may increase, our approval process for Zalviso could be delayed, our ability to commercialize and commence sales of Zalviso could be materially harmed, and our ability to maintain FDA approval of DSUVIA could be jeopardized, which could have a material adverse effect on our business.

Zalviso may cause adverse effects or have other properties that could delay or prevent regulatory approval or limit the scope of any approved label or market acceptance. DSUVIA may cause adverse effects or have other properties that could limit market acceptance.

Adverse events, or AEs, caused by Zalviso could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt any future FDA-required clinical trials and could result in the denial of regulatory approval. Phase 2 clinical trials we conducted with Zalviso did generate some AEs, but no significant adverse events, or SAEs, related to the trial drug. In our Phase 3 active-comparator clinical trial (IAP309), 7% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (10% in placebo group), and we observed three serious adverse events, or SAEs, that were assessed as possibly or probably related to study drug (one in the Zalviso group and two in the IV patient-controlled morphine group). In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310), 5% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). There were no SAEs determined to be related to study drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP311), 7% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). Two patients (one each in the Zalviso group and placebo group) experienced an SAE considered possibly or probably related to the trial drug by the investigator. In our Phase 3 multicenter, open-label study of Zalviso (IAP312), 2% of patients dropped out prematurely due to an AE. Five patients experienced SAEs in the IAP312 study (four in the sufentanil sublingual tablet group and one in the placebo group) considered possibly or probably related to the study drug by the investigator.

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

If DSUVIA or, if approved, Zalviso cause serious or unexpected side effects after receiving marketing approval, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of DSUVIA or, if approved, Zalviso, and could substantially increase the costs of commercializing our products.

Additional time may be required to obtain U.S. regulatory approval for Zalviso because it is a drug/device combination product candidate.

DSUVIA and Zalviso are combination products with both drug and device components. The FDA requires both the drug and device components of combination product candidates to be reviewed as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as DSUVIA and Zalviso. As a result, we have in the past, experienced delays in the development and commercialization of DSUVIA, and may in the future, experience delays in the development and commercialization of Zalviso, due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA. For example, we originally submitted the NDA for DSUVIA in December 2016. In October 2017, we received a CRL from the FDA for DSUVIA which contained requests for additional information and testing of DSUVIA to assess the safety of DSUVIA dosed at the maximum amount described in the proposed label in at least 50 patients. AcelRx had a Type A post-action meeting with the FDA in January 2018 to discuss the topics covered in the CRL and to clarify the path to move towards resubmission of the DSUVIA NDA. In the Type A meeting, we discussed a proposal to address the safety of DSUVIA dosed at the maximum amount by reducing the maximum dose in the proposed label. In April 2018, we completed the HF study to validate the revised Directions for Use, or DFU, and in May 2018, we resubmitted the DSUVIA NDA. As a result, the DSUVIA NDA was not approved by the FDA until November 2018.

We cannot predict when we will obtain regulatory approval to commercialize Zalviso, if at all, and we cannot, therefore, predict the timing of any future associated revenue.

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

If the FDA determines that any of the clinical work submitted, including the clinical trials, Human Factors studies and bench testing submitted for a product candidate in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, studies and testing as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, studies and testing, the FDA may reject the data and results. The FDA may audit some or all of our clinical trial sites to determine the integrity of our clinical data. The FDA may audit some or all of our Human Factors study sites to determine the integrity of our data and may audit the data and results of bench testing. Any rejection of any of our data would negatively impact our ability to obtain marketing authorization for our product candidate, Zalviso, and would have a material adverse effect on our business and financial condition. In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the FDCA objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b) (2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. More generally, the FDA’s comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities may result in delays and challenges in obtaining NDA approval. Any significant delay in the acceptance, review or approval of an NDA that we have submitted would have a material adverse effect on our business and financial condition and would require us to obtain significant additional funding.

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, we and our collaborators face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our products or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. Additionally, the labeling approved for DSUVIA includes restrictions on use due to the opioid nature of sufentanil. If approved, the labeling for Zalviso will likely include similar restrictions on use.

DSUVIA in the United States will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. If approved, Zalviso will be subject to these same requirements.

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

If we fail to comply with applicable regulatory requirements following approval of our products, a regulatory agency may:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize DSUVIA, or, if approved, Zalviso, and generate revenues.

Except for Zalviso and DZUVEO approval in Europe, we may never obtain approval for any other products outside of the United States, which would limit our ability to realize their full market potential.

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

Part of the foreign regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The foreign regulatory agency may delay, limit or deny marketing approval as a result of such inspections. We, our contract manufacturers, and their vendors, are all subject to preapproval and post-approval inspections at any time. The results of these inspections could impact our ability to obtain regulatory approval of DSUVIA and Zalviso in countries outside of the United States and Europe, or our ability to launch and successfully commercialize these products, once approved. In addition, results of EMA inspections could impact our ability to maintain EC approval of Zalviso and DZUVEO, and Grünenthal’s ability to expand and sustain commercial sales of Zalviso in Europe.

Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. Our current clinical trial data may not be sufficient to support marketing approval or premium reimbursement in all territories. For example, we anticipate we may need comparator studies for DZUVEO in Europe to ensure premium reimbursement in certain countries. Grünenthal does have products approved in international markets; however, Grünenthal’s experience in international markets does not guarantee compliance with regulatory requirements in those markets. Similarly, while we have obtained approval of DZUVEO in Europe, even if we are successful in entering into a collaboration agreement with a commercial partner, we will be substantially dependent on that commercial partner to comply with regulatory requirements. If we, or our commercial partners, fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

DSUVIA requires, and, if approved, Zalviso, will require Risk Evaluation and Mitigation Strategies, or REMS, and are, and may be, subject to postmarketing study requirements.

DSUVIA was approved in the United States with a REMS. If Zalviso is approved in the United States, it will also require a REMS. The DSUVIA REMS includes restrictions on product distribution and use only in certified medically supervised settings. Before DSUVIA is distributed, an authorized representative from each medically supervised setting must sign an attestation that they have the ability to manage acute opioid overdose, and will train all relevant staff on administration of DSUVIA, including the importance of only dispensing the product in a medically supervised setting. The REMS program for DSUVIA may significantly increase our costs to commercialize this product. While we have received pre-clearance from the FDA regarding certain aspects of the proposed required REMS for Zalviso, we cannot predict the final REMS to be required as part of any FDA approval of Zalviso. Depending on the extent of the REMS requirements, any U.S. launch may be delayed, the costs to commercialize Zalviso may increase substantially and the potential commercial market could be restricted. Furthermore, risks of sufentanil that are not adequately addressed through the proposed REMS program for Zalviso, may also prevent or delay its approval for commercialization.

DSUVIA is also subject to a deferred postmarketing requirement for study in the pediatric population ages 6-17 years. Our protocol for this trial is not due until August 2020.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2019 and may continue to incur losses in the future.

We have incurred significant net losses in each year since our inception in July 2005, and as of December 31, 2018, we had an accumulated deficit of $345.0 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, sale of royalty and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA, conduct research and development activities, including the FDA regulatory review of the resubmitted Zalviso NDA, once resubmitted, and support the manufacturing and supply of Zalviso in Europe for Grünenthal. While Grünenthal has begun European commercial sales of Zalviso, if DSUVIA is not successfully commercialized, or if Zalviso is not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

We have never generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA, and recently began the commercial launch of DSUVIA in the United States, we may never generate significant revenues from sales of DSUVIA, or, if approved, Zalviso, in the United States to become profitable. Although DZUVEO was approved by the EC in June 2018, we have not yet entered into a collaboration agreement with a strategic partner to commercialize DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. While we have a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal may not recognize a level of commercial sales of Zalviso for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of Zalviso, as a result of our sale to PDL of certain expected royalties from the sales of Zalviso by Grünenthal and a majority of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under the Amended Agreements. In addition, we do not anticipate generating significant revenues from DSUVIA, or Zalviso, if approved in the United States, in the near term. Our ability to generate future revenues from product sales depends heavily on our success in:

•	maintaining regulatory approval for DSUVIA and obtaining and maintaining regulatory approval for Zalviso in the United States; and

•

launching and commercializing DSUVIA, and, if approved, Zalviso, in the United States, by building internally or through entering a collaboration, a hospital-directed sales force in the United States, and with third parties internationally, including Grünenthal and any future collaboration partner for DZUVEO, which may require additional funding.

Because of the numerous risks and uncertainties associated with launching a commercial pharmaceutical product, pharmaceutical product development and the regulatory environment, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are delayed in receiving regulatory approval for Zalviso in the United States, or if we are required by the FDA to complete activities in addition to those we currently anticipate or have already completed.

We anticipate incurring significant costs associated with commercializing DSUVIA in the United States. Even if we are able to generate revenues from the sale of DSUVIA, or, if approved, Zalviso, in the United States, we may not become profitable and may need to obtain additional funding to continue operations.

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

Under the Amended Agreements with Grünenthal, we sell Zalviso at a predetermined transfer price that is currently less than the direct cost of manufacture at our contract manufacturers. In addition, we do not recover internal indirect costs as part of the transfer price. Furthermore, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of Zalviso in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of Zalviso and sales by Grünenthal in Europe have not been substantial. If we do not receive timely approval of Zalviso in the U.S., are unable to successfully launch Zalviso in the U.S., or the volume of Grünenthal sales does not increase significantly, we are not likely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin on Zalviso product sales.

We have a limited operating history that may make it difficult to predict our future performance or evaluate our business and prospects.

Since inception, our operations have been primarily focused on developing our technology and undertaking pharmaceutical development and clinical trials for DSUVIA and Zalviso, understanding the market potential for DSUVIA and Zalviso and preparing for the commercialization of DSUVIA and the potential commercialization Zalviso in the United States. We have never ourselves directly commercialized a product. Consequently, any predictions that are made about our future success, or viability, or evaluation of our business and prospects, may not be accurate.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to cease operations.

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with our ongoing activities including the commercial launch of DSUVIA in the United States and support for FDA regulatory review of the resubmitted Zalviso NDA, once resubmitted. While we believe we have sufficient capital resources to continue planned operations through at least the end of the first quarter of 2020, we will need additional capital to pursue full commercialization of DSUVIA and Zalviso, if approved.

Clinical trials, regulatory reviews, and the launch of commercial product are expensive activities. In addition, commercialization costs for DSUVIA, and, if approved, Zalviso in the United States, may be significantly higher than estimated. We may experience technical difficulties in our commercialization efforts or otherwise, which could substantially increase the costs of commercialization. Revenues may be lower than expected and accordingly costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. In the future, we may seek to sell additional equity or debt securities, including under the Sales Agreement with Cantor, monetize or securitize certain assets including future royalty streams and milestones, obtain a credit facility, or enter into product development, license or distribution agreements with third parties, or divest DSUVIA or Zalviso. Such arrangements may not be available on favorable terms, if at all.

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

Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, reduce the scope of, or cease, the commercial launch of DSUVIA, or the development of Zalviso in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize DSUVIA or develop Zalviso. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly scale back or discontinue the commercialization of DSUVIA, or the development of Zalviso;

•	seek additional corporate partners for Zalviso on terms that might be less favorable than might otherwise be available;

•	seek corporate partners for DSUVIA/DZUVEO on terms that might be less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves.

To fund our operations, we may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, which may impose restrictions on our business.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under the Sales Agreement with Cantor, which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. For example, as of December 31, 2018, we had issued and sold an aggregate of 9.8 million shares of common stock pursuant to the Sales Agreement with Cantor, for which we had received net proceeds of approximately $32.5 million. In addition, in the third quarter of 2018, we completed an underwritten public offering of 8,636,636 shares of common stock, at a price of $2.75 per share to the public, less underwriting discounts and commissions. In the fourth quarter of 2018, we completed an additional underwritten public offering of 14,603,173 shares of common stock, at a price of $3.15 per share to the public, less underwriting discounts and commissions. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected, and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.

As of December 31, 2018, we have approximately $12.0 million of debt, which includes the accrual portion of the End of Term Fee, under our Amended Loan Agreement with Hercules. The Amended Loan Agreement has a scheduled maturity date of March 2020 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

If we do not make the required payments when due, either at maturity, or at applicable installment payment dates, or if we breach the agreement or become insolvent, Hercules could elect to declare all amounts outstanding, together with accrued and unpaid interest and penalty, to be immediately due and payable. Additional capital may not be available on terms acceptable to us, or at all. In addition, the Royalty Monetization has the effect of decreasing future cash flows otherwise potentially available to us under the Amended Agreements to repay this debt. Even if we were able to repay the full amount in cash, any such repayment could leave us with little or no working capital for our business. If we are unable to repay those amounts, Hercules will have a first claim on our assets pledged under the Amended Loan Agreement. If Hercules should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any default under the Amended Loan Agreement and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations.

The costs incurred under the DoD Contract are subject to audit by the Department of Defense and any identified deficiencies could jeopardize past funding.

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the U.S. Department of Defense, or the DoD, in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the DoD Contract, the DoD has reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015 and extended through February 28, 2019. Funding under the DoD Contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the DoD Contract. In addition, if the DoD determines that we have failed to comply with specific contractual or legal requirements, or fail to satisfy an audit, a variety of penalties can be imposed in addition to monetary damages, including criminal and civil penalties. The DoD could suspend or debar us from all government contract work. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our results of operations.

Risks Related to Our Reliance on Third Parties

We rely on third party manufacturers to produce commercial supplies of DSUVIA, as well as clinical drug supplies for Zalviso.

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

•

the reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our products in a timely fashion, in sufficient quantities or under acceptable terms;

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

We rely on limited sources of supply for the active pharmaceutical ingredient, or API, of DSUVIA and Zalviso and any disruption in the chain of supply may cause delay in developing and commercializing DSUVIA and Zalviso.

Currently we only have one supplier qualified for our manufacture of DSUVIA, known as DZUVEO in Europe, and Zalviso qualified as a vendor with the FDA and EMA, respectively. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider is changing its process for manufacturing our drug. There is no guarantee that this change will not impact our commercial supply of API. This change in process requires a regulatory submission to the FDA and European Health Authority which must be approved before the new process API can be used commercially in each corresponding territory. Any alternative vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

Manufacture of sufentanil sublingual tablets requires specialized equipment and expertise.

Ethanol, which is used in the manufacturing process for our sufentanil sublingual tablets, is flammable, and sufentanil is a highly potent, Schedule II controlled substance. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil sublingual tablets. There are a limited number of facilities that can accommodate our manufacturing process and we need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one manufacturer to produce our sufentanil sublingual tablets and have not identified a back-up commercial facility to date. Any problems with our existing facility or equipment, including ongoing expansion, may impair our ability to commercialize DSUVIA, or, if approved, Zalviso, complete our clinical trials and increase our cost.

Manufacturing issues may arise that could delay or increase costs related to commercialization, product development and regulatory approval.

As we scale up manufacturing of DSUVIA, and if approved, Zalviso, and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution. In the past we have identified impurities in DSUVIA and Zalviso. In the future, we may identify significant impurities which could result in failure to maintain regulatory approval of DSUVIA, increased scrutiny by regulatory agencies, delays in clinical program and regulatory approval, increases in our operating expenses, or failure to obtain approval for Zalviso in the United States.

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

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon under which Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to Zalviso for potential sales in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. On August 22, 2017, we entered into an amendment to the Services Agreement with Patheon under which Patheon has agreed to manufacture, supply, and provide certain validation and stability services with respect to DSUVIA for sales in the United States, and potential sales in Canada and Mexico, and other countries. There is no guarantee that Patheon’s services will be satisfactory or that they will continue to meet the strict regulatory guidelines of the FDA or other foreign regulatory agencies. If Patheon cannot provide us with an adequate supply of sufentanil sublingual tablets, we may be required to pursue alternative sources of manufacturing capacity. Switching or adding commercial manufacturing capability can involve substantial cost and require extensive management time and focus, as well as additional regulatory filings which may result in significant delays. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired commercial timelines, thereby increasing our costs and reducing our ability to generate revenue.

The facilities of any of our future manufacturers of sufentanil-containing sublingual tablets must be approved by the FDA or the relevant foreign regulatory agency, such as the EMA, before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process of sufentanil sublingual tablets and are completely dependent on these third-party manufacturing partners for compliance with the FDA or other foreign regulatory agency’s requirements for manufacture. In addition, although our third-party manufacturers are well-established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA or other foreign regulatory agency’s strict regulatory requirements, they will not be able to secure FDA or other foreign regulatory agency approval for their manufacturing facilities. Although European inspectors have approved our tablet manufacturing site, our third-party manufacturing partner is responsible for maintaining compliance with the relevant foreign regulatory agency’s requirements. If the FDA or the relevant foreign regulatory agency does not approve these facilities for the commercial manufacture of sufentanil sublingual tablets, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approval for Zalviso, and other foreign regulatory agency approval of DSUVIA/DZUVEO and Zalviso outside Europe. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

In the first quarter of 2019, we began the commercial launch of DSUVIA. In addition, we have manufactured and shipped commercial supplies of Zalviso for delivery to Grünenthal; however, our experience with manufacturing and shipping both DSUVIA and Zalviso is limited. We have and will continue to rely on contract manufacturers, component fabricators and third-party service providers to produce the necessary DSUVIA single-dose applicator, or SDA, and Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the DSUVIA SDA and the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. Some of these purchases and components were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of DSUVIA, DZUVEO or Zalviso devices with each of the third-party manufacturers or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with DSUVIA, Zalviso and DZUVEO in Europe, and, if approved, Zalviso in the U.S. and any other foreign territories.

We may not be able to establish additional sources of supply for sufentanil-containing sublingual tablets or device manufacture. Such suppliers are subject to FDA and other foreign regulatory agency’s regulations requiring that materials be produced under cGMPs or Quality System Regulations, or QSR, or in ISO 13485 accredited manufacturers, and subject to ongoing inspections by regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in delays and interruptions to our product supply while we seek to secure another supplier that meets all regulatory requirements. In addition, if we are unable to establish a reliable commercial supply of Zalviso for Grünenthal’s Territory, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of the Amended Agreements.

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

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured the products ourselves, including the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and the possibility of termination or nonrenewal of the agreements by the third parties because of our breach of the manufacturing agreement or based on their own business priorities.

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We utilized contract research organizations, or CROs, for the conduct of the Phase 2 and 3 clinical trials of DSUVIA, as well as our Phase 3 clinical program for Zalviso. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our post-approval clinical programs for DSUVIA and any FDA-required clinical programs for Zalviso, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We, and our CROs, are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all product candidates in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that our clinical trials do not comply with cGCPs. Accordingly, if our CROs or clinical trial sites fail to comply with these regulations, we may be required to repeat clinical trials, which would delay the regulatory process.

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize Zalviso. As a result, our financial results and the commercial prospects for Zalviso, if approved, would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Our Business Operations and Industry

Failure to receive required quotas of controlled substances or comply with the Drug Enforcement Agency regulations, or the cost of compliance with these regulations, may adversely affect our business.

Our sufentanil-based products are subject to extensive regulation by the DEA, due to their status as scheduled drugs. Sufentanil is classified as a Schedule II controlled substance, considered to present a high risk of abuse. The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA and also by comparable state agencies. In addition, our contract manufacturers are required to maintain relevant licenses and registrations. This high degree of regulation can result in significant compliance costs, which may have an adverse effect on the commercialization of DSUVIA and the development and commercialization of Zalviso, if approved.

The DEA limits the availability and production of all Schedule II controlled substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers apply for quotas on our behalf. We will need significantly greater amounts of sufentanil to successfully commercialize DSUVIA, implement Grünenthal’s European commercialization plans for Zalviso, to support European commercialization of DZUVEO and to commercialize, if approved in the United States, Zalviso. Any delay or refusal by the DEA in establishing the procurement quota or a reduction in our quota for sufentanil, or a failure to increase it over time to meet anticipated increases in demand, could delay or stop the commercial sale of our approved products or the clinical development of Zalviso in the United States. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We underwent a Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in Europe. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. The CE Mark was originally issued by the British Standards Institution, or BSI, a Notified Body, or NB, located in the United Kingdom, or UK, or BSI-UK. Recently, the CE Mark file and certification has been transferred to the Netherlands NB of BSI, or BSI-NL, to mitigate the uncertainty with regards to the Brexit situation. The ISO certification issued through BSI-UK was recently upgraded to the latest version of the standard, ISO 13484:2016 through BSI-UK and remains in effect, regardless of the Brexit situation. BSI ISO 13485:2016 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and European Economic Area (which includes the 28 EU member states as well as Norway, Iceland and Liechtenstein), or EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE Mark to our Zalviso device, which would prevent Grünenthal from selling these devices within the EU and EEA.

The UK’s planned withdrawal from the EU, commonly referred to as Brexit, may have a negative effect on global economic conditions, financial markets and our business.

Brexit has created significant uncertainty concerning the future relationship between the UK and the EU, particularly if the UK withdraws from the EU without a ratified withdrawal agreement in place. From a regulatory perspective, there is uncertainty about which laws and regulations will apply. A significant portion of the regulatory framework in the UK is derived from EU laws. However, it is unclear which EU laws the UK will decide to replace or replicate in connection with its withdrawal from the EU and the regulatory regime applicable to our operations may change.

A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is the requirement that the applicant be established in the EU. Following withdrawal of the UK from the EU, marketing authorizations previously granted to applicants established in the UK through the centralized, mutual recognition or decentralized procedures may no longer be valid. Moreover, depending upon the exact terms of the UK's withdrawal, there is a risk that the scope of a marketing authorization for a medicinal product granted by the EC pursuant to the centralized procedure, or by the competent authorities of other EU member states through the decentralized or mutual recognition procedures, would not encompass the UK. In that circumstance, a separate authorization granted by the UK competent authorities would be required to place medicinal products on the UK market.

Brexit has also given rise to calls for the governments of other EU member states to consider withdrawal from the EU. These developments, or the perception that they could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, including by significantly reducing global market liquidity or restricting the ability of key market participants to operate in certain financial markets.

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

Our headquarters is located in the San Francisco Bay Area, near known earthquake fault zones and is vulnerable to significant damage from earthquakes. Our contract manufacturers, suppliers, clinical trial sites and local and national transportation vendors are all subject to business interruptions due to weather, natural disasters, or man-made incidents. We are also vulnerable to other types of natural disasters and other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

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

As of December 31, 2018, we had 61 full-time employees. With FDA approval of DSUVIA and the commercial launch in the United States, we plan to continue to expand our employee base to increase our managerial, sales, marketing, operational, quality, engineering, medical, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize DSUVIA and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability.

Commercial sales of DSUVIA and Zalviso exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our products; and,

•	decreased demand for our products.

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. In addition, our current product liability insurance contains an exclusion related to any claims related to our products from a governmental body, or payor, or those claims arising from a multi-plaintiff action. This exclusion does not apply to any bodily injury claim related to our products made by an individual. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments are excluded from our insurance coverage or exceed our insurance coverage, could adversely affect our results of operations and business. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of December 31, 2018, we are the owner of record of 68 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices, packaging and other platform technology. These issued patents are expected to provide coverage until at least 2027 – 2031.

In addition, we are pursuing a number of U.S. non-provisional patent applications and foreign national applications directed to DSUVIA and Zalviso. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

The patent positions of pharmaceutical companies, including ours, can be highly uncertain and involve complex and evolving legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. Legal developments may preclude or limit the scope of available patent protection.

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

Litigation involving patents, patent applications and other proprietary rights is expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing our products to market and interfere with our business.

Our commercial success depends in part on not infringing patents and proprietary rights of third parties. Although we are not currently aware of litigation or other proceedings or third-party claims of intellectual property infringement related to DSUVIA or Zalviso, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights.

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

It is possible that we may in the future receive, particularly as a public company, communications from competitors and other companies alleging that we may be infringing their patents, trade secrets or other intellectual property rights, offering licenses to such intellectual property or threatening litigation. In addition to patent infringement claims, third parties may assert copyright, trademark or other proprietary rights against us. We may need to expend considerable resources to counter such claims and may not be successful in our defense. Our business may suffer if a finding of infringement is established.

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

If we do not adequately protect our proprietary rights, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize DSUVIA, and Zalviso, if approved, and delay or render impossible our achievement of profitability.

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

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, our stock price dropped by 60% on October 12, 2017, the day we announced the receipt of the DSUVIA CRL from the FDA. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States and/or to successfully develop and commercialize Zalviso in the United States;

•	inability to obtain additional funding, including funding necessary for the planned commercialization and manufacturing of DSUVIA, if approved, Zalviso, in the United States;

•	any delay in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the Zalviso NDA, upon resubmission;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	inability to maintain ISO 13485 certification and CE Mark approval for Zalviso;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

•

announcements of significant acquisitions, strategic partnerships, joint ventures, or other significant transactions, including disposition transactions, or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key management or scientific personnel;

•	costs associated with potential governmental investigations, inquiries, regulatory actions or lawsuits that may be brought against us as a result of us being an opioid manufacturer;

•	other types of significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

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

Historically, we have not had a high volume of daily trades in our common stock on Nasdaq. For example, the average daily trading volume in our common stock on Nasdaq during the year ended December 31, 2018 and December 31, 2017 was approximately 1,500,000 and 950,000 shares per day, respectively. Moreover, in the days leading up to the FDA decision date for DSUVIA, our stock trading volume grew significantly with over 30 million shares trading on October 10, 2018 alone. A more active market for our stock has only recently developed and may not be sustained. Our stockholders may be unable to sell their common stock at or near their asking prices, which may result in substantial losses to our investors.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, as well as the information and reporting requirements of the Exchange Act and other federal securities laws, and rules subsequently implemented by the SEC and Nasdaq, have imposed various requirements on public companies. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, the Dodd-Frank Act, and regulations promulgated under these statutes, are significant. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 25,893 square feet of office and laboratory space in Redwood City, California under an agreement that expires on January 31, 2024, with an option to extend for an additional period of six years. On January 2, 2019, we entered into an agreement to sublease 12,106 square feet of this space commencing on February 16, 2019 and expiring on January 31, 2024. We believe that our facilities are adequate to meet our current needs.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2013, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Holders of Record

As of February 7, 2019, there were 16 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Collaboration agreement	$1,313	$7,143	$6,440	$14,857	$5,217
Contract and other	838	852	10,917	4,406	—
Total revenue	2,151	7,995	17,357	19,263	5,217
Costs and Operating Expenses:
Cost of goods sold	$3,976	$10,659	$12,315	$1,770	$—
Research and development	13,137	19,409	21,402	22,488	24,520
General and administrative	20,765	16,609	15,597	14,203	18,346
Restructuring costs	—	—	—	756	—
Total costs and operating expenses	37,878	46,677	49,314	39,217	42,866
Loss from operations	(35,727)	(38,682)	(31,957)	(19,954)	(37,649)
Interest expense	(2,217)	(3,316)	(2,770)	(2,977)	(2,639)
Interest income and other income, net	1,138	510	918	1,720	6,935
Non-cash interest expense on liability related to sale of future royalties	(10,341)	(10,721)	(9,382)	(2,428)	—
Net loss before income taxes	$(47,147)	$(52,209)	$(43,191)	$(23,639)	$(33,353)
Provision (benefit) for income taxes	2	(701)	(34)	760	—

Net loss	$(47,149)	$(51,508)	$(43,157)	$(24,399)	$(33,353)

Net loss per share of common stock, basic	$(0.81)	$(1.10)	$(0.95)	$(0.55)	$(0.77)

Shares used in computing net loss per share of common stock, basic	58,408,548	46,883,535	45,313,118	44,300,099	43,427,111

Net loss per share of common stock, diluted	$(0.81)	$(1.10)	$(0.95)	$(0.60)	$(0.91)

Shares used in computing net loss per share of common stock, diluted	58,408,548	46,883,535	45,313,118	44,468,440	44,322,297

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$105,715	$60,469	$80,310	$113,464	$75,350
Working capital	92,066	49,753	78,862	106,167	62,567
Total assets	120,533	75,552	99,993	127,785	86,416
Long-term debt	11,991	19,096	21,549	20,922	24,874
Liability related to sale of future royalties	93,679	83,588	72,987	63,612	—
PIPE warrant liability	—	—	288	913	5,577
Accumulated deficit	(345,019)	(297,870)	(246,362)	(203,205)	(178,806)
Total stockholders’ equity (deficit)	4,253	(36,509)	(5,337)	33,113	46,656

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

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA™ (known as DZUVEO in Europe) and Zalviso, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved our resubmitted NDA for DSUVIA for use in adults in certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We are developing a distribution capability and commercial organization to market and sell DSUVIA in the United States. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In geographies where we decide not to commercialize ourselves, including for DZUVEO in Europe, we may seek to out-license commercialization rights. We currently intend to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although we have not yet entered into any such arrangement. We are currently evaluating the timing of the resubmission of the NDA for Zalviso. If we are successful in obtaining approval of Zalviso in the United States, we plan to potentially promote Zalviso either by ourselves or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

Product Development Programs

Our product development portfolio features two innovative therapies for the treatment of acute pain. Please refer to “Part I. Item 1. Business—Product Development Programs” for a detailed discussion of DSUVIA and Zalviso.

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

We began the commercial launch of DSUVIA in the United States in the first quarter of 2019. As we transition to a commercial enterprise, we expect the business aspects of our company to become more complex. We plan to continue to add personnel and incur additional costs related to the maturation of our business and the commercialization of DSUVIA and potential commercialization of Zalviso in the United States, subject to FDA approval. In addition, in connection with the commercial launch, we will incur capital expenditures related to the installation of our high-volume automated packaging line for DSUVIA. We expect to have qualified product being packaged using this new equipment beginning in 2020. We anticipate that the high-volume line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2020 and beyond.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of Zalviso by Grünenthal, and funding from the Department of Defense, or DoD.

Our revenues since inception have consisted primarily of revenues from our Amended Agreements with Grünenthal and our research contracts with the DoD. There can be no assurance that our relationship with Grünenthal will continue beyond the initial term or that we will be able to meet the milestones specified in the Amended Agreements. Under the terms of the DoD Contract, the DoD has reimbursed us for certain costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses.

We received approval of DZUVEO in Europe in June 2018, but we have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe. There can be no assurance that we will enter into a collaborative agreement for DZUVEO, or any other collaborative agreements, or receive research-related contract awards in the future. Accordingly, we expect revenues to continue to fluctuate from period-to-period. Although we have received approval of DSUVIA in the U.S., and Zalviso and DZUVEO in Europe, we cannot provide assurance that we will generate revenue from those products in excess of our operating expenses, nor that we will obtain marketing approval for Zalviso in the United States and subsequently generate revenue from those products in excess of our operating expenses.

Our net losses were $47.1 million, $51.5 million and $43.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $345.0 million. As of December 31, 2018, we had cash, cash equivalents and short-term investments totaling $105.7 million compared to $60.5 million as of December 31, 2017.

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

Revenue Recognition

Beginning January 1, 2018, we have followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized.

We generate revenue from collaboration agreements. These agreements typically include payments for upfront signing or license fees, cost reimbursements for development and manufacturing services, milestone payments, product sales, and royalties on licensee’s future product sales.

We have entered into award contracts with U.S. Department of Defense, or the DoD, to support the development of DSUVIA. These contracts provide for the reimbursement of qualified expenses for research and development activities. Revenue under these arrangements is recognized when the related qualified research expenses are incurred. We are entitled to reimbursement of overhead costs associated with the study costs under the DoD arrangements. We estimate this overhead rate by utilizing forecasted expenditures. Final reimbursable overhead expenses are dependent on direct labor and direct reimbursable expenses throughout the life of each contract, which may increase or decrease based on actual expenses incurred.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Our performance obligations include commercialization license rights, development services, services associated with the regulatory approval process, joint steering committee services, demo devices, manufacturing services, material rights for discounts on manufacturing services, and product supply.

We have optional additional items in contracts, which are considered marketing offers and are accounted for as separate contracts when the customer elects such options. Arrangements that include a promise for future commercial product supply and optional research and development services at the customer’s or our discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, such material rights are accounted for as separate performance obligations. If we are entitled to additional payments when the customer exercises these options, any additional payments are recorded in revenue when the customer obtains control of the goods or services.

Transaction Price

We have both fixed and variable consideration. Non-refundable upfront fees and product supply selling prices are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Funding of research and development activities is considered variable until such costs are reimbursed at which point they are considered fixed. We allocate the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by us) is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators, are not considered probable of being achieved until those approvals are received.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Allocation of Consideration

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. Estimated selling prices for license rights and material rights for discounts on manufacturing services are calculated using an income approach model and can include the following key assumptions: the development timeline, sales forecasts, costs of product sales, commercialization expenses, discount rate, the time which the manufacturing services are expected to be performed, and probabilities of technical and regulatory success. For all other performance obligations, we use a cost-plus margin approach.

Timing of Recognition

Significant management judgment is required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement. We estimate the performance period or measure of progress at the inception of the arrangement and re-evaluate it each reporting period. This re-evaluation may shorten or lengthen the period over which revenue is recognized. Changes to these estimates are recorded on a cumulative catch-up basis. If we cannot reasonably estimate when our performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. Revenue is recognized for products at a point in time when control of the product is transferred to the customer in an amount that reflects the consideration we expect to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer, and for licenses of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time proportionate to the costs that we have incurred to perform the services using the cost-to-cost input method.

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

Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. Because the predetermined, contractual transfer prices the Company is receiving from Grünenthal are less than the direct costs of manufacturing, all Zalviso inventories are carried at net realizable value.

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

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Estimates of expected life during the year ended December 31, 2016, were primarily determined using the simplified method in accordance with guidance provided by the SEC. Such method was utilized as we did not believe our historical option exercise experience, which was limited, provided a reasonable basis upon which to estimate expected term. During this period, volatility was derived from historical volatilities of several public companies within our industry that were deemed to be comparable to our business because we had insufficient history on the volatility of our common stock relative to the expected life assumptions used by us. During the year ended December 31, 2017, we determined that our historical data provided a reasonable basis for estimating future behavior in regard to expected term and volatility, and as a result, began using our own historical option exercise experience and the volatility of our own common stock as the basis for these assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, during the year ended December 31, 2016, we estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. Effective January 1, 2017, we adopted ASU 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach, which did not have a material impact on our Consolidated Financial Statements.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

In September 2015, we sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by our commercial partner, Grünenthal, pursuant to the Collaboration and License Agreement, dated as of December 16, 2013, as amended, to PDL for an upfront cash purchase price of $65.0 million. We continue to have significant continuing involvement in the Royalty Monetization primarily due to our obligation to act as the intermediary for the supply of Zalviso to Grünenthal. Under the relevant accounting guidance, because of our significant continuing involvement, the Royalty Monetization has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty and milestone payments to be received by ARPI LLC and paid to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds we received will be recorded as interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record interest expense related to the Royalty Monetization accordingly.

There are a number of factors that could materially affect the amount and timing of royalty payments from Zalviso in Europe, most of which are not within our control. Such factors include, but are not limited to, the success of Grünenthal’s sales and promotion of Zalviso, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Zalviso, significant changes in foreign exchange rates as the royalties remitted to ARPI are made in U.S. dollars (USD) while significant portions of the underlying European sales of Zalviso, as well as the royalty payments remitted by Grünenthal to ARPI on such sales, are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from European sales of Zalviso, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Monetization. Conversely, if sales of Zalviso in Europe are more than expected, the non-cash royalty revenues and the non-cash interest expense we record would be greater over the term of the Royalty Monetization.

We periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability and the interest rate.

We will record non-cash royalty revenues and non-cash interest expense within our Consolidated Statements of Comprehensive Loss over the term of the Royalty Monetization.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our commercial launch of DSUVIA, our research and development efforts and variations in the level of expenditures related to commercial launch and development efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our commercialization of DSUVIA, research and development efforts, reliance upon our collaborator, enforcement of our patent and proprietary rights, need for future capital, competition and uncertainty of clinical trial results or regulatory approvals or clearances. To obtain regulatory approval for Zalviso in the United States, we have conducted preclinical tests and clinical trials, and we will need to demonstrate the efficacy and safety of Zalviso to the FDA. To commercialize DSUVIA, and Zalviso, if approved, we must enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance for our products.

Years Ended December 31, 2018, 2017 and 2016

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

Revenue during the year ended December 31, 2018, was $2.1 million, including $1.3 million recognized under our Amended Agreements with Grünenthal. In addition, we recognized $0.8 million in revenue for services performed under the DoD Contract.

Revenue during the year ended December 31, 2017, was $8.0 million, including $7.1 million recognized under our Amended Agreements with Grünenthal. In addition, we recognized $0.9 million in revenue for services performed under the DoD Contract.

Revenue during the year ended December 31, 2016, was $17.3 million, including $6.4 million recognized under our Amended Agreements with Grünenthal. In addition, we recognized $10.9 million in revenue for services performed under the DoD Contract.

Collaboration Agreement Revenue

Below is a summary of revenue recognized under the Amended Agreements during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Product sales	$825	$6,673	$5,742
Joint steering committee, research and development services	103	269	688
Non-cash royalty revenue related to Royalty Monetization (See Note 9)	289	151	7
Royalty revenue	96	50	3
Total	$1,313	$7,143	$6,440

We recognized $1.3 million and $7.1 million in revenue under the Amended Agreements for the years ended December 31, 2018 and 2017, respectively, consisting primarily of product sales revenue. The decrease in collaboration agreement revenue for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily the result of Grünenthal working down its existing inventories. While Grünenthal experienced slightly increased sales growth for Zalviso in fiscal year 2018, this trend did not closely align with the timing of our product sales revenue in 2018 as Grünenthal continued to work down its existing inventories. In 2019, we expect our collaboration agreement revenue related to product sales to increase slightly as Grünenthal’s existing inventories decrease and face expiration such that their order quantities begin to increase modestly. In addition, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL. As a result, collaboration agreement revenue is not expected to have a significant impact on our cash flows in the near-term since a significant portion of our European Zalviso royalties and milestones were already monetized with PDL in 2015. We anticipate that royalty revenues and non-cash royalty revenues from European sales of Zalviso in 2019 will be minimal.

The first commercial sale of Zalviso occurred in April 2016, and in the year ended December 31, 2016, we recognized $6.4 million in revenue under the Amended Agreements, consisting primarily of product sales revenue.

As of December 31, 2018, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $3.2 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the long-term deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

During the years ended December 31, 2018, 2017 and 2016, we recognized revenue of $0.8 million, $0.9 million and $10.9 million, respectively, for services performed under the DoD Contract for DSUVIA. Under the terms of the DoD Contract, the DoD reimburses us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract ended on February 28, 2019.

	Years Ended December 31,			$ Change 2018 vs. 2017	$ Change 2017 vs. 2016	% Change 2018 vs. 2017	% Change 2017 vs. 2016
	2018	2017	2016
Contract and other revenue	$838	$852	$10,917	$(14)	$(10,065)	(2)%	(92)%

Cost of goods sold

In October 2015, we initiated commercial production of Zalviso for Grünenthal. Under the Amended Agreements, we sell Zalviso to Grünenthal at a predetermined transfer price. We do not recover internal indirect costs as part of the transfer price. In addition, at current low volume levels, our direct costs are in excess of the transfer prices we are receiving from Grünenthal. Furthermore, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of Zalviso in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. However, we continue to look for additional cost saving opportunities. For example, we are currently consolidating the production of some of the components of Zalviso which we expect will result in lower manufacturing costs. To date, we have not yet resubmitted the NDA for Zalviso and sales by Grünenthal in Europe have not been substantial. If we do not timely resubmit the NDA for Zalviso and then receive timely approval and are unable to successfully launch Zalviso in the U.S., or the volume of Grünenthal sales does not increase significantly, we will not achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin.

	Years Ended December 31,			$ Change 2018 vs. 2017	$ Change 2017 vs. 2016	% Change 2018 vs. 2017	% Change 2017 vs. 2016
	2018	2017	2016
Costs of goods sold	$3,976	$10,659	$12,315	$(6,683)	$(1,656)	(63)%	(13)%

Cost of goods sold for Zalviso delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs and impairment charges. These direct costs included in costs of goods sold totaled $0.9 million, $6.5 million and $6.4 million in the years ended December 31, 2018, 2017 and 2016, respectively. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach as that used to value the inventory. During the year ended December 31, 2017, we recorded an inventory impairment charge of $0.4 million, primarily for Zalviso raw materials inventory on hand, plus related purchase commitments. The indirect costs to manufacture include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Indirect costs included in costs of goods sold totaled $3.1 million, $4.2 million and $5.9 million in the years ended December 31, 2018, 2017 and 2016, respectively. For the foreseeable future, we anticipate negative gross margins on Zalviso product delivered to Grünenthal.

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

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses during the years ended December 31, 2018, 2017 and 2016 (in thousands, except percentages):

	Years Ended December 31,			$ Change 2018 vs. 2017	$ Change 2017 vs. 2016	% Change 2018 vs. 2017	% Change 2017 vs. 2016
	2018	2017	2016
DSUVIA	2,613	4,031	$8,764	$(1,418)	$(4,733)	(35)%	(54)%
Zalviso	732	6,188	4,076	(5,456)	2,112	(88)%	52%
Overhead	9,792	9,190	8,562	602	628	7%	7%
Total research and development expenses	$13,137	$19,409	$21,402	$(6,272)	$(1,993)	(32)%	(9)%

Research and development expenses during the year ended December 31, 2018, as compared to the year ended December 31, 2017, decreased by $6.3 million predominantly due to a $5.5 million decrease in Zalviso-related expenses and a $1.4 million decrease in DSUVIA-related development spending, offset by a $0.6 million net increase in other research and development expenses. The decrease in Zalviso-related spending in 2018 as compared to 2017 is primarily due to the completion of the Phase 3 clinical development program in 2017, while the decrease in DSUVIA-related spending in 2018 as compared to 2017 is primarily due to a decrease in development-related expenses. The increase in other research and development expenses in 2018 as compared to 2017 is primarily the result of increased personnel expenses as we prepared for the commercial launch of DSUVIA.

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

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel engaged in administration, finance, pre-commercialization and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services. We expect general and administrative expenses in the fiscal year 2019 to increase as compared to fiscal year 2018 expenses, as we focus our efforts on supporting the commercialization of DSUVIA in the United States.

Total general and administrative expenses for the years ended December 31, 2018, 2017 and 2016, were as follows (in thousands, except percentages):

	Years Ended December 31,			$ Change 2018 vs. 2017	$ Change 2017 vs. 2016	% Change 2018 vs. 2017	% Change 2017 vs. 2016
	2018	2017	2016
General and administrative expenses	$20,765	$16,609	$15,597	$4,156	$1,012	25%	6%

General and administrative expenses during the year ended December 31, 2018 increased by $4.2 million, as compared to the year ended December 31, 2017, primarily due to increased personnel-related expenses in preparation for the commercial launch of DSUVIA.

General and administrative expenses increased by $1.0 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a $2.0 million increase in expenses in support of DSUVIA-related pre-commercialization activities, offset by a $1.0 million decrease in other general and administrative expenses.

Other Expense

Total other expense for the years ended December 31, 2018, 2017 and 2016, was as follows (in thousands, except percentages):

	Years Ended December 31,			$ Change	$ Change	% Change	% Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018 vs. 2017	2017 vs. 2016
Interest expense	$(2,217)	$(3,316)	$(2,770)	$1,099	$(546)	(33)%	20%
Interest income and other income, net	1,138	510	918	628	(408)	123%	(44)%
Non-cash interest expense on liability related to sale of future royalties	(10,341)	(10,721)	(9,382)	380	(1,339)	(4)%	14%
Total other expense	$(11,420)	$(13,527)	$(11,234)	$2,107	$(2,293)	(16)%	20%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense for the years ended December 31, 2018 and 2017 pertains to interest on the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. Interest expense for the year ended December 31, 2016 pertains to interest on the Amended and Restated Loan and Security Agreement, or the Original Loan Agreement, with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, the Lenders. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term loan with an additional six-month interest only period. The scheduled maturity date is now March 2020. Refer to Note 8 “Long-Term Debt” for additional information. As a result of the lower principal balance in the year ended December 31, 2018 as compared to the year ended December 31, 2017, the amount of interest expense incurred decreased. As a result of the higher interest rate in the year ended December 31, 2017 as compared to the year ended December 31, 2016, the amount of interest expense incurred increased. As of December 31, 2018, the accrued balance due to Hercules was $12.0 million.

Interest income and other income, net, for the year ended December 31, 2018 primarily related to interest earned on our investments, while for the year ended December 31, 2017 it consisted primarily of the change in the fair value of our warrants, or PIPE warrants, which were issued in connection with the June 2012 private placement of our common stock and expired in November 2017, and the change in the fair value of the contingent put option related to the Amended Loan Agreement with Hercules.

The change in interest income and other income, net, during the years ended December 31, 2017 and 2016, was primarily attributable to the change in the fair value of our PIPE warrants, 512,456 of which expired unexercised on November 30, 2017. Refer to Note 10 “Warrants” for additional information.

Non-cash interest expense on liability related to sale of future royalties is attributable to the royalty sale transaction, or Royalty Monetization, that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by ARPI LLC and paid to PDL over the life of the arrangement. There are a number of factors that could materially affect the effective interest rate and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in the effective interest rate will be adjusted prospectively. From inception through December 31, 2018, our effective annual interest rate was approximately 13.0%; however, currently the prospective rate is estimated to be approximately 7.0% as a result of lower projected European royalties from sales of Zalviso over the life of the liability because the product launch has been slower than originally expected. The effective interest rate for the years ended December 31, 2018, 2017 and 2016 was 11.6%, 13.6% and 13.7%, respectively. We anticipate that we will incur approximately $7 million in non-cash interest expense related to the Royalty Monetization in the year ended December 31, 2019.

Provision (Benefit) for Income Taxes

Total provision (benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands, except percentages):

	Years Ended December 31,			$ Change 2018 vs. 2017	$ Change 2017 vs. 2016	% Change 2018 vs. 2017	% Change 2017 vs. 2016
	2018	2017	2016
Provision (benefit) for income taxes	$2	$(701)	$(34)	$703	$(667)	(100)%	1,962%

In 2017, we booked a long-term tax receivable of $0.7 million as a benefit for income taxes related to the reversal of the Alternative Minimum Tax credits which are now refundable credits under the provisions of the Tax Cuts and Jobs Act of 2017. In 2016, we received income tax refunds resulting in a benefit for income taxes of $34,000.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2019 and may incur significant losses and negative cash flows from operations in the future. We have funded our operations primarily through issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, and our contracts with the DoD.

As of December 31, 2018, we had cash, cash equivalents and investments totaling $105.7 million compared to $60.5 million as of December 31, 2017. The increase was primarily due to multiple equity offerings completed during 2018. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the first quarter of 2020. While we believe we have sufficient capital to meet our operational requirements through at least the end of the first quarter of 2020, our expectations may change depending on a number of factors including our expenditures related to the United States commercial launch of DSUVIA, any changes or delays in the NDA resubmission of Zalviso and the FDA approval process for Zalviso. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to commercialize DSUVIA or complete development of Zalviso would be harmed.

On November 14, 2018, we completed an underwritten public offering of 12,698,412 shares of common stock, at a price of $3.15 per share to the public. On November 12, 2018, the underwriters exercised their option in full and purchased an additional 1,904,761 shares at the public offering price of $3.15 per share. The total gross proceeds from this offering of an aggregate 14,603,173 shares were approximately $46.0 million with net proceeds to us of $43.1 million after deducting the underwriting discounts and commissions and other offering expenses payable by us.

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

On June 21, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which AcelRx may offer and sell, from time to time through Cantor, shares of our common stock, or the Common Stock, having an aggregate offering price of up to $40.0 million. During the year ended December 31, 2018, we issued and sold an aggregate of 4.4 million shares of common stock pursuant to the Sales Agreement, for which we received net proceeds of approximately $16.8 million, after deducting commissions, fees and expenses of $0.4 million. During the year ended December 31, 2017, we issued and sold an aggregate of 5.4 million shares of common stock pursuant to the Sales Agreement, for which we received net proceeds of approximately $15.7 million, after deducting commissions, fees and expenses of $0.5 million.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the sales of Zalviso in the EU by Grünenthal to PDL. As mentioned above, we received net proceeds of $61.2 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended Agreements with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. We are entitled to receive all remaining amounts under the Amended Agreements which includes 25% of the European royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all development milestones of $43.5 million, including the $15.0 million payment for the EC approval of the MAA for Zalviso, which we received in the fourth quarter of 2015. The total liability related to sale of future royalties to PDL as of December 31, 2018 was $93.7 million.

Under the terms of the Amended Agreements with Grünenthal, we received an upfront cash payment of $30.0 million, a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014 and an additional $15.0 million milestone payment related to the EC approval of the MAA for Zalviso in September 2015. In addition, under the terms of the Amended Agreements, we are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of Zalviso in the Territory. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL in connection with the Royalty Monetization, as discussed above. Refer to Note 7 “Collaboration Agreement” and Note 9 “Liability Related to Sale of Future Royalties” for additional information.

On March 2, 2017, we amended and restated the Original Loan Agreement with Hercules, which is referred to as the Amended Loan Agreement. Pursuant to the Amended Loan Agreement, we borrowed the first tranche of approximately $20.5 million upon closing of the transaction on March 2, 2017, which is represented by secured term promissory notes, or the Notes. Our obligations under the Amended Loan Agreement are secured by a security interest in substantially all of our assets, other than our intellectual property. Loans under the Amended Loan Agreement now mature in March 2020. Refer to Note 8 “Long-Term Debt” for additional information.

As of December 31, 2018, the accrued balance due under the Amended Loan Agreement was $12.0 million, which includes the accrued portion of the End of Term Fee.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, money market funds and time deposits. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(29,075)	$(29,765)	$(29,395)
Net cash (used in) provided by investing activities	(10,877)	(9,970)	1,809
Net cash provided by (used in) financing activities	75,025	12,327	(26)

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund the development and commercial readiness activities for our approved product, DSUVIA, and our product candidate, Zalviso, in addition to the support of Grünenthal’s European sales of Zalviso. Our cash used for operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest expense related to the sale of future royalties, interest expense related to our debt financings and the contingent put option liability.

Cash used in operating activities of $29.1 million during the year ended December 31, 2018, reflected a net loss of $47.1 million, partially offset by aggregate non-cash charges of $16.2 million. Non-cash charges included $10.3 million in non-cash interest expense on the liability related to the royalty monetization and $5.2 million for stock-based compensation expense. The net change in our operating assets and liabilities included a decrease in accounts receivable of $1.5 million.

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

During the year ended December 31, 2018, cash used in investing activities of $10.9 million was the net result of $20.5 million in proceeds from maturity of investments, offset by $30.6 million for purchases of investments and purchases of property and equipment of $0.8 million.

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

During the year ended December 31, 2018, cash provided by financing activities of $75.0 million was primarily due to $64.7 million in net proceeds from our underwritten public offerings plus $16.8 million in net proceeds received under the Sales Agreement. In addition, we used $7.7 million during the year ended December 31, 2018 to repay our long-term debt with Hercules.

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

Operating Capital and Capital Expenditure Requirements

Our rate of cash usage may increase in the future, in particular to support activities undertaken to support the commercialization of DSUVIA, resubmit the Zalviso NDA to the FDA, and support the anticipated FDA review of the resubmitted ZALVISO NDA. In the short-term, we anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the first quarter of 2020. Our current operating plan includes anticipated activities required to resubmit the NDA for Zalviso, to support the FDA review of the resubmitted Zalviso NDA, once resubmitted, and expenditures related to the launch of DSUVIA in the United States. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to commercialize DSUVIA and complete development of Zalviso would be harmed.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	expenditures related to the launch of DSUVIA and potential commercialization of Zalviso;

•	future manufacturing, selling and marketing costs related to DSUVIA and Zalviso, including our contractual obligations to Grünenthal for Zalviso;

•	the outcome, timing and cost of the regulatory resubmission of Zalviso and any approval for Zalviso;

•	the initiation, progress, timing and completion of any post-approval clinical trials for DSUVIA, or Zalviso, if approved;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of DSUVIA and Zalviso;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with any possible litigation.

We will need substantial funds to:

•	successfully commercialize any products we market, including DSUVIA in the United States, and Zalviso, if approved in the United States;

•	manufacture and market our products, and;

•	conduct research and development programs.

In the long-term, our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. To the extent that our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds through the sale of our equity securities, monetization of current and future assets, issuance of debt or debt-like securities or from development and licensing arrangements to continue our development programs. We may be unable to raise such additional capital on favorable terms, or at all. If we raise additional capital by selling our equity or convertible debt securities, the issuance of such securities could result in dilution of our shareholders’ equity positions. If adequate funds are not available, we may have to:

•	significantly curtail or put on hold commercialization efforts for DSUVIA or development efforts for Zalviso or other operations;

•	obtain funds through entering into collaboration agreements on unattractive terms; and/or

•	delay, postpone or terminate any planned clinical trials.

Contractual Obligations

The following table summarizes our long-term contractual obligations at December 31, 2018:

	Payments Due by Period
Contractual obligations	Total	2019	2020–2022	2023–2024	Thereafter
	(in thousands)
Operating leases(1)	$6,650	$1,230	$3,918	$1,502	$—
Purchase obligations(2)	634	34	600	—	—
Principal payments on long-term debt(3)	12,266	8,611	3,655	—	—
Interest payments on long-term debt	872	826	46	—	—
Repayment of liability related to the sale of future royalties(4)	156,470	392	10,882	35,047	110,149
Total contractual obligations	$176,892	$11,093	$19,101	$36,549	$110,149

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

(3)      The Amended Loan Agreement dated as of March 2, 2017 includes a $1.3 million end of term payment due on maturity of the loan, in March 2020, which is included in the table above. See Note 8 “Long-Term Debt” for additional information.

(4)      Liability related to sale of future royalties represents the carrying value at the latest balance sheet date of payments we would make to PDL under the Royalty Monetization, based on estimated future European sales of Zalviso. Actual payments may be significantly higher or lower based on actual future European sales of Zalviso. For further discussion regarding the liability related to the sale of future royalties, see Note 9 “Liability Related to Sale of Future Royalties”.

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

In May 2014, we entered into an amendment, or the First Amendment, to the Existing Lease. Pursuant to the First Amendment, the term of the Existing Lease was extended for a period of twenty (20) months and twenty-two (22) days and expiring January 31, 2018, or the Expiration Date, unless sooner terminated pursuant to the terms of the Existing Lease. In addition, the First Amendment included a new lease on an additional approximate 12,106 square feet of office space, or the Expansion Space, which is adjacent to the Current Premises. The new lease for the Expansion Space has a term of 42 months commencing on August 1, 2014 and expiring on the Expiration Date.

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

On January 2, 2019, we entered into an agreement to sublease 12,106 square feet of the Expansion Space commencing on February 16, 2019 and expiring on January 31, 2024. Rent installments from the sublessee are approximately $48,000 per month (subject to agreed nominal increases).

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

Under the terms of the Amended Services Agreement, we have agreed to purchase, subject to Patheon’s continued material compliance with the terms of the Amended Services Agreement, at least eighty percent (80%) of our sufentanil sublingual tablet requirements for Zalviso in the United States, Canada and Mexico from Patheon. Also, under the terms of the Amended Services Agreement, Patheon will manufacture, supply, and provide certain validation and stability services for DSUVIA intended for marketing and sale in the United States, Canada and Mexico, and their respective territories, the European Union, Switzerland, Liechtenstein, Norway, Iceland and Australia. The term of the Amended Services Agreement has been extended until December 31, 2019 and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice.

We also entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement, with Patheon, as amended in January 2014, or the Amended Capital Agreement. The Amended Capital Agreement requires that we pay a maximum “overhead fee” of $200,000 annually during the term of the Services Agreement, which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Services Agreement and pre-existing development agreements with Patheon. No fee was due in 2016, 2017 or 2018 based on the amount of revenues earned by Patheon from AcelRx in 2015, 2016, and 2017, respectively. Payment of $34,000 will be due to Patheon in 2019, as we did not meet the annual revenue threshold in 2018. The potential minimum purchase obligation commitment in each of 2020, 2021 and 2022 is reflected in the contractual obligations table above.

Long-term debt

Amended and Restated Loan and Security Agreement

On December 16, 2013, we entered into an Amended and Restated Loan and Security Agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., together, the Lenders, or the Original Loan Agreement, under which we may borrow up to $40.0 million in three tranches. On September 18, 2015, concurrently with the closing of the Royalty Monetization, we entered into a Consent and Amendment No. 2, or Amendment No. 2, to the Original Loan Agreement with the Lenders. Amendment No. 2 included an interest only period from October 1, 2015 through March 31, 2016, with the potential for further extension to September 30, 2016 upon satisfaction of certain conditions, which have since been satisfied. On September 30, 2016, we entered into Amendment No. 3 to the Original Loan Agreement which, among other things, extended the interest only period from October 1, 2016 to April 1, 2017. On March 2, 2017, we refinanced the Original Loan Agreement in its entirety into a 36-month term note with an additional six month interest only period, which is referred to as the Amended Loan Agreement. The scheduled maturity date is March 2020. Refer to Note 8 “Long-Term Debt” for additional information.

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

Liability related to the sale of future royalties

Royalty Monetization with PDL

In September 2015, we sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by our commercial partner, Grünenthal, pursuant to the Collaboration and License Agreement, dated as of December 16, 2013, as amended, to PDL for an upfront cash purchase price of $65.0 million. PDL will receive 75% of the European royalties under the Amended Agreements with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. The Royalty Monetization has been accounted for as a liability that will be amortized using the interest method over the life of the arrangement. The timing and the amount of the repayment of this liability is contingent upon the receipt of the related royalty and milestone payments from Grünenthal. Upon receipt of these royalty and milestone payments from Grünenthal, we will remit the applicable portion to PDL. Refer to Note 9 “Liability Related to Sale of Future Royalties” for additional information.

Off-Balance Sheet Arrangements

Through December 31, 2018, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our cash, cash equivalents and short-term investments as of December 31, 2018, consisted primarily of money market funds and U.S. government agency securities. We do not have any auction rate securities on our Consolidated Balance Sheets, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. As of December 31, 2018, we had cash, cash equivalents and short-term investments of $105.7 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate, although some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. However, because our investments are primarily short-term in duration and our holdings in U.S. government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

2019 Cash Bonus Plan

On March 6, 2019, the Board of Directors of the Company approved a 2019 Cash Bonus Plan the (“Plan”) for the Company’s employees for the 2019 fiscal year, under which the Company’s named executive officers are participants. A summary of the Plan is filed as Exhibit 10.21 to this Annual Report and incorporated by reference herein.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of
December 31, 2018.

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

3. Management has assessed the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting as of December 31, 2018 and has concluded that such internal control over financial reporting was effective.

OUM & Co. LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended
December 31, 2018.

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

Stockholders and Board of Directors

AcelRx Pharmaceuticals, Inc.

Redwood City, California

Opinion on Internal Control over Financial Reporting

We have audited AcelRx Pharmaceutical, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 7, 2019 expressed an unqualified opinion thereon.

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

March 7, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors," "Board of Directors Meetings and Committees—Board Committees" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2019 Annual Meeting of Stockholders. The information required by Section 16(a) is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

(b) Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	2/28/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	1/7/2011

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	1/7/2011

10.2+	2006 Stock Plan, as amended.	S-1	333-170594	10.2	11/12/2010

10.3+	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice under 2006 Stock Plan.	10-K	001-35068	10.3	3/30/2011

10.4+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	2/24/2011

10.5+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	3/30/2011

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	3/30/2011

10.7+	2011 Employee Stock Purchase Plan.	S-8	333-172409	99.6	2/24/2011

10.8	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011.	10-K	001-35068	10.9	3/23/2012

10.9	Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated May 2, 2014	8-K	001-35068	10.1	5/7/2014

10.10	Second Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated June 14, 2017	8-K	001-35068	10.1	6/20/2017

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.11+	Amended and Restated Offer Letter between the Registrant and Larry Hamel, dated December 31, 2010.	S-1	333-170594	10.14	1/7/2011

10.12+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	1/7/2011

10.13+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	1/7/2011

10.14+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	5/8/2017

10.15+	Separation Agreement and General Release of Claims between Timothy E. Morris and the Registrant, effective as of June 5, 2017.	10-Q	001-35068	10.1	8/2/2017

10.16+	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	7/19/2017

10.17+	Non-Employee Director Compensation Policy.	10-K	001-35068	10.20	3/9/2018

10.18+	2019 Cash Bonus Plan Summary.

10.19+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	2/9/2017

10.20	Supply Agreement between the Registrant and Mallinckrodt LLC, effective as of May 31, 2013.	10-Q	001-35068	10.1	11/5/2013

10.21#	Manufacture and Supply Agreement between the Registrant and Grünenthal GmbH, effective as of December 16, 2013.	10-K	001-35068	10.28	3/17/2014

10.22#	Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of December 16, 2013.	10-K	001-35068	10.29	3/17/2014

10.23#	First Amendment to the Manufacture and Supply Agreement between the Registrant and Grünenthal GmbH, effective as of July 17, 2015.	10-Q	001-35068	10.2	11/3/2015

10.24#	First Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of July 17, 2015.	10-Q	001-35068	10.1	11/3/2015

10.25	Second Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of September 20, 2016.	10-Q	001-35068	10.1	11/2/2016

10.26	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q	001-35068	10.1	5/8/2013

10.27	Amended and Restated Capital Expenditure Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q	001-35068	10.2	5/8/2013

10.28	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement, between the Registrant and Patheon Pharmaceuticals, Inc. effective as of January 30, 2014.	10-Q	001-35068	10.4	5/8/2014

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.29#	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of January 19, 2016.	10-Q	001-35068	10.6	5/2/2016

10.30#	Amendment #2 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of August 4, 2017.	10-Q	001-35068	10.1	11/9/2017

10.31#	Award/Contract between the Registrant and the U.S. Army Medical Research and Materiel Command, dated May 11, 2015.	10-Q	001-35068	10.2	8/4/2015

10.32	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective August 6, 2015.	10-Q	001-35068	10.3	11/3/2015

10.33	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective August 12, 2015.	10-Q	001-35068	10.4	11/3/2015

10.34	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective September 4, 2015.	10-Q	001-35068	10.5	11/3/2015

10.35#	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective January 22, 2016.	10-Q	001-35068	10.4	5/2/2016

10.36	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective March 3, 2016.	10-Q	001-35068	10.5	5/2/2016

10.37	Modification of Contract W81XWH-15-C-0046 between the Registrant and the U.S. Army Medical Research and Materiel Command, effective June 14, 2016.	10-Q	001-35068	10.3	7/29/2016

10.38#	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015.	10-Q	001-35068	10.6	11/3/2015

10.39#	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of the Registrant) and PDL BioPharma, Inc., dated as of September 18, 2015.	10-Q	001-35068	10.7	11/3/2015

10.40	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	6/21/2016

10.41	Amended and Restated Loan and Security Agreement among the Registrant, Hercules Technology II, L.P., Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., dated as of March 2, 2017.	10-K	001-35068	10.43	3/3/2017

10.42+	Offer letter dated March 16, 2018 with John Saia.	8-K	001-35068	10.1	3/27/2018

10.43+	Form of Performance-Based Stock Option Award under 2011 Equity Incentive Plan.	10-Q	001-35068	10.2	5/10/2018

10.44	Sublease by and between Registrant and Genomic Health, Inc. dated as of November 30, 2018.

21.2	Subsidiaries of the Registrant.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
23.1	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with a “ ” has been omitted pursuant to a request for confidential treatment filed with the SEC. Omitted portions have been filed separately with the SEC.
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

Date: March 7, 2019	AcelRx Pharmaceuticals, Inc.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vincent J. Angotti	Chief Executive Officer and Director	March 7, 2019
Vincent J. Angotti	(Principal Executive Officer)

/s/ Raffi M. Asadorian	Chief Financial Officer	March 7, 2019
Raffi M. Asadorian	(Principal Financial and Accounting Officer)

/s/ Adrian Adams	Chairman	March 7, 2019
Adrian Adams

/s/ Pamela P. Palmer, M.D., Ph.D.	Director	March 7, 2019
Pamela P. Palmer, M.D., Ph.D.

/s/ Mark G. Edwards	Director	March 7, 2019
Mark G. Edwards

/s/ Stephen J. Hoffman, Ph.D., M.D.	Director	March 7, 2019
Stephen J. Hoffman, Ph.D., M.D.

/s/ Richard Afable, M.D.	Director	March 7, 2019
Richard Afable, M.D.

/s/ Howard B. Rosen	Director	March 7, 2019
Howard B. Rosen

/s/ Mark Wan	Director	March 7, 2019
Mark Wan

ACELRX PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AcelRx Pharmaceuticals, Inc.

Redwood City, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AcelRx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 7, 2019 expressed an unqualified opinion thereon.

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

March 7, 2019

We have served as the Company's auditor since 2015.

AcelRx Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$87,975	$52,902
Short-term investments	17,740	7,567
Accounts receivable, net	49	1,533
Tax receivable	352	—
Inventories	854	956
Prepaid expenses and other current assets	1,024	455
Total current assets	107,994	63,413
Property and equipment, net	11,483	11,051
Restricted cash	178	178
Long-term tax receivable	351	703
Other assets	527	207
Total Assets	$120,533	$75,552

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,070	$1,424
Accrued liabilities	4,540	3,543
Long-term debt, current portion	8,611	7,727
Deferred revenue, current portion	315	362
Liability related to the sale of future royalties, current portion	392	604
Total current liabilities	15,928	13,660
Deferred rent, net of current portion	416	378
Long-term debt, net of current portion	3,380	11,369
Deferred revenue, net of current portion	3,148	3,463
Liability related to the sale of future royalties, net of current portion	93,287	82,984
Contingent put option liability	121	207
Total liabilities	116,280	112,061

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value—100,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 78,757,930 and 50,899,154 shares issued and outstanding as of December 31, 2018 and December 31, 2017	78	51
Additional paid-in capital	349,194	261,310
Accumulated deficit	(345,019)	(297,870)
Total stockholders’ equity (deficit)	4,253	(36,509)
Total Liabilities and Stockholders’ Equity (Deficit)	$120,533	$75,552

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Collaboration agreement	$1,313	$7,143	$6,440
Contract and other	838	852	10,917
Total revenue	2,151	7,995	17,357

Operating costs and expenses:
Cost of goods sold	3,976	10,659	12,315
Research and development	13,137	19,409	21,402
General and administrative	20,765	16,609	15,597
Total operating costs and expenses	37,878	46,677	49,314

Loss from operations	(35,727)	(38,682)	(31,957)
Other expense:
Interest expense	(2,217)	(3,316)	(2,770)
Interest income and other income, net	1,138	510	918
Non-cash interest expense on liability related to sale of future royalties	(10,341)	(10,721)	(9,382)
Total other expense	(11,420)	(13,527)	(11,234)
Net loss before income taxes	(47,147)	(52,209)	(43,191)
Provision (benefit) for income taxes	2	(701)	(34)
Net loss	(47,149)	(51,508)	(43,157)
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities	—	(3)	4

Comprehensive loss	$(47,149)	$(51,511)	$(43,153)

Net loss per share of common stock, basic and diluted	$(0.81)	$(1.10)	$(0.95)

Shares used in computing net loss per share of common stock, basic and diluted –see Note 14	58,408,548	46,883,535	45,313,118

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2015	45,273,772	$45	$236,274	$(203,205)	$(1)	$33,113
Stock-based compensation	—	—	4,479	—	—	4,479
Modification of warrants	—	—	45	—	—	45
Issuance of common stock upon ESPP purchase	60,018	—	179	—	—	179
Change in unrealized gains and losses on investments	—	—	—	—	4	4
Net loss	—	—	—	(43,157)	—	(43,157)

Balance as of December 31, 2016	45,333,790	45	240,977	(246,362)	3	(5,337)
Stock-based compensation	—	—	4,294	—	—	4,294
Net proceeds from issuance of common stock in connection with equity financings	5,401,099	6	15,688	—	—	15,694
Issuance of common stock upon exercise of stock options	69,372	—	105	—	—	105
Issuance of common stock upon ESPP purchase	94,893	—	246	—	—	246
Change in unrealized gains and losses on investments	—	—	—	—	(3)	(3)
Net loss	—	—	—	(51,508)	—	(51,508)
Balance as of December 31, 2017	50,899,154	51	261,310	(297,870)	—	$(36,509)
Stock-based compensation	—	—	5,168	—	—	5,168
Net proceeds from issuance of common stock in connection with equity financings	27,364,301	27	81,498	—	—	81,525
Issuance of common stock upon exercise of stock options	135,385	—	401	—	—	401
Issuance of common stock upon exercise of warrants	176,730	—	542	—	—	542
Issuance of common stock upon ESPP purchase	182,360	—	275	—	—	275
Net loss	—	—	—	(47,149)	—	(47,149)

Balance as of December 31, 2018	78,757,930	$78	$349,194	$(345,019)	$—	$4,253

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,149)	$(51,508)	$(43,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(289)	(151)	(7)
Non-cash interest expense on liability related to royalty monetization	10,341	10,721	9,382
Depreciation and amortization	575	1,744	2,052
Non-cash interest expense related to debt financing	613	1,265	877
Stock-based compensation	5,168	4,294	4,479
Revaluation of put option and PIPE warrant liabilities	(86)	(205)	(767)
Loss on disposal and impairment of property and equipment	—	12	—
Inventory impairment charge	—	369	—
Other	(115)	(5)	17
Changes in operating assets and liabilities:
Accounts receivable	1,484	4,300	(2,547)
Inventories	102	920	(1,688)
Prepaid expenses and other assets	(850)	175	975
Tax receivable	—	(703)	—
Accounts payable	458	309	(437)
Accrued liabilities	922	(1,301)	639
Deferred revenue	(362)	(361)	989
Deferred rent	113	360	(202)
Net cash used in operating activities	(29,075)	(29,765)	(29,395)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(819)	(2,405)	(3,720)
Purchase of investments	(30,558)	(7,565)	(996)
Proceeds from maturities of investments	20,500	—	6,525
Net cash (used in) provided by investing activities	(10,877)	(9,970)	1,809
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(7,718)	(3,514)	—
Payment of debt modification transaction costs	—	(204)	(205)
Net proceeds from issuance of common stock in connection with equity financings	81,525	15,694	—
Net proceeds from issuance of common stock through equity plans	1,218	351	179
Net cash provided by (used in) financing activities	75,025	12,327	(26)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	35,073	(27,408)	(27,612)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	53,080	80,488	108,100
CASH, CASH EQUIVALENTS AND RESTRICTED CASH —End of period	$88,153	$53,080	$80,488
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,667	$2,043	$1,893
Income taxes paid (refunded)	$2	$2	$(55)
NONCASH INVESTING AND FINANCING ACTIVITIES:
Modification of warrants for common stock	$—	$—	$45
Purchases of property and equipment in Accounts payable	$410	$222	$532

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
CASH AND CASH EQUIVALENTS	87,975	52,902	80,310
RESTRICTED CASH	178	178	178
CASH, CASH EQUIVALENTS AND RESTRICTED CASH SHOWN IN STATEMENT OF CASH FLOWS	$88,153	$53,080	$80,488

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA (known as DZUVEO in Europe) and Zalviso, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. AcelRx is developing a distribution capability and commercial organization to market and sell DSUVIA in the United States. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In geographies where AcelRx decides not to commercialize products by itself, including for DZUVEO in Europe, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although it has not yet entered into any such arrangement. The Company is currently evaluating the timing of the resubmission of the NDA for Zalviso. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

DSUVIA

DSUVIA, known as DZUVEO in Europe, approved by the FDA in November 2018, is indicated for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. DSUVIA was designed to provide rapid analgesia via a non-invasive route and to eliminate dosing errors associated with IV administration. DSUVIA is a single-strength solid dosage form administered sublingually via a single-dose applicator, or SDA, by healthcare professionals. Sufentanil is an opioid analgesic currently marketed for intravenous, or IV, and epidural anesthesia and analgesia. The sufentanil pharmacokinetic profile when delivered sublingually avoids the high peak plasma levels and short duration of action observed with IV administration. The EC approved DZUVEO for marketing in Europe in June 2018.

DSUVIA was approved with a Risk Evaluation and Mitigation Strategy, or REMS, which restricts distribution to certified medically supervised healthcare settings in order to prevent respiratory depression resulting from accidental exposure. DSUVIA will only be distributed to facilities certified in the DSUVIA REMS program following attestation by an authorized representative to comply with appropriate dispensing and use restrictions of DSUVIA. To become certified, a healthcare setting will need to train their healthcare professionals on the proper use of DSUVIA and have the ability to manage respiratory depression. DSUVIA will not be available in retail pharmacies or for outpatient use. As part of the REMS program, the Company will monitor distribution and audit wholesalers’ data, evaluate proper usage within the healthcare settings and monitor for any diversion and abuse. Additionally, AcelRx will de-certify healthcare settings that are non-compliant with the REMS program.

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. Although Zalviso has been approved for sale in Europe, on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. The FDA approved DSUVIA in November 2018 and the Company began its commercial launch of DSUVIA in the first quarter of 2019. As a result, the Company expects to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

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

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year's presentation. In particular, the amount reported in the Consolidated Statements of Cash Flows as “Noncash Investing and Financing Activities – Purchases of property and equipment in Accrued liabilities” has been reclassified to “Noncash Investing and Financing Activities – Purchases of property and equipment in Accounts payable” for the year ended December 31, 2017, and the amount reported in the Consolidated Statements of Cash Flows as “Amortization of premium/discount on investments, net” has been reclassified to “Other” for the year ended December 31, 2016.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, ARPI LLC, which was formed in September 2015 for the sole purpose of facilitating the Royalty Monetization with PDL of the expected royalty stream and milestone payments due from the sales of Zalviso in the European Union by its commercial partner, Grünenthal, pursuant to the Amended License Agreement. All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 9 “Liability Related to Sale of Future Royalties” for additional information.

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

All marketable securities are classified as available-for-sale and consist of U.S. government sponsored enterprise debt securities and commercial paper. These securities are carried at estimated fair value, which is based on quoted market prices or observable market inputs of almost identical assets, with unrealized gains and losses included in accumulated other comprehensive income (loss). The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income or expense. The cost of securities sold is based on specific identification. The Company’s investments are subject to a periodic impairment review for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. When the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, it reduces the carrying value of the security it holds and records a loss in the amount of such decline.

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

The Company relies on a single third-party supplier for the supply of sufentanil, the active pharmaceutical ingredient in DSUVIA and Zalviso, and various sole-source third-party contract manufacturer organizations to manufacture the DSUVIA SDA and Zalviso drug cartridge and device components, including the controller, the dispenser kit and the accessories.

To date, the Company has had only two customers. These two customers account for 100% of the revenues for the years ended December 31, 2018, 2017 and 2016. One of these customers accounted for 100% and 79% of the accounts receivable balance as of December 31, 2018, and 2017, respectively, while the other customer accounted for 71% of the accounts receivable balance as of December 31, 2016.

The Company has not experienced any losses with respect to the collection of its accounts receivable and believes that the entire accounts receivable balance as of December 31, 2018 is collectible.

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

The Company's policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. Because the predetermined, contractual transfer prices the Company is receiving from Grünenthal are less than the direct costs of manufacturing, all Zalviso inventories are carried at net realizable value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining lease term. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the accompanying Consolidated Balance Sheets. Gains and losses associated with dispositions are reflected as a component of Other expense in the accompanying Consolidated Statements of Comprehensive Loss.

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets and, if indicators of asset impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through an analysis of the undiscounted future expected operating cash flows. If impairment is indicated, the Company records the amount of such impairment for the excess of the carrying value of the asset over its estimated fair value. For example, if the Company is not successful in its commercialization of DSUVIA, and if approved, Zalviso, purchased equipment and manufacturing-related facility improvements the Company has made at its contract manufacturers could become impaired. The Company may determine that it is no longer probable that the Company will realize the future economic benefit associated with the costs of these assets through future manufacturing activities, and if so, the Company would record an impairment charge associated with these assets. As of September 30, 2015, the Company remeasured on a non-recurring basis a portion of its leasehold improvements in its corporate offices using Level III valuation techniques. The write down to fair value of these long-lived assets resulted in an impairment charge of $0.5 million in the year ended December 31, 2015, which was recorded in interest income and other income, net in the Consolidated Statements of Comprehensive Loss. As of December 31, 2018, the Company has not written down any additional long-lived assets as a result of impairment.

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

Contingent put option

The contingent put option associated with the Company’s loan and security agreement with Hercules Technology II, L.P. and Hercules Technology Growth Capital, Inc., collectively referred to as the Lenders, is recorded as a liability. Changes in the fair value of the contingent put option are recognized as interest income and other income, net in the Consolidated Statements of Comprehensive Loss. For additional information regarding the contingent put option, see Note 8 “Long-Term Debt”.

Warrants

Warrants issued in connection with the Company’s Private Placement, completed in June 2012, are recorded as liabilities as they have the potential for cash settlement upon the occurrence of certain transactions (as defined in the warrant; see Note 10 “Warrants”). Changes in the fair value of the warrants are recognized as interest income and other income, net in the Consolidated Statements of Comprehensive Loss. As of December 31, 2018, all outstanding warrants of the Company had either been exercised or had expired.

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

Cost of Goods Sold

Under the Amended Agreements with Grünenthal, the Company sells Zalviso to Grünenthal at predetermined, contractual transfer prices that are less than the direct costs of manufacturing and recognizes indirect costs as period costs where they are in excess of normal capacity and not realizable on a lower of cost or market basis. Cost of goods sold for Zalviso shipped to Grünenthal includes the inventory costs of API, third-party contract manufacturing costs, packaging and distribution costs, shipping, handling and storage costs, depreciation and costs of the employees involved with production.

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

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Estimates of expected life during the year ended December 31, 2016, was primarily determined using the simplified method in accordance with guidance provided by the SEC. Such method was utilized as the Company did not believe its historical option exercise experience, which was limited, provided a reasonable basis upon which to estimate expected term. During this period, volatility was derived from historical volatilities of several public companies within AcelRx’s industry that were deemed to be comparable to AcelRx’s business because AcelRx had insufficient history on the volatility of its common stock relative to the expected life assumptions used by the Company. During the year ended December 31, 2017, the Company determined that its historical data provided a reasonable basis for estimating future behavior in regard to expected term and volatility, and as a result, began using its historical option exercise experience and the volatility of its common stock as the basis for these assumptions. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, during the year ended December 31, 2016, the Company estimated forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from those estimates. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach, which did not have a material impact on its Consolidated Financial Statements.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

In September 2015, the Company sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by its commercial partner, Grünenthal, pursuant to the Collaboration and License Agreement, dated as of December 16, 2013, as amended, to PDL for an upfront cash purchase price of $65.0 million, referred to as the Royalty Monetization. The Company continues to have significant continuing involvement in the Royalty Monetization primarily due to an obligation to act as the intermediary for the supply of Zalviso to Grünenthal. Under the relevant accounting guidance, because of the Company’s significant continuing involvement, the Royalty Monetization has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty and milestone payments to be received by ARPI LLC and payments paid to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds the Company received will be recorded as interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records interest expense related to the Royalty Monetization accordingly.

There are a number of factors that could materially affect the amount and timing of royalty payments from Zalviso in Europe, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of Grünenthal’s sales and promotion of Zalviso, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Zalviso, significant changes in foreign exchange rates as the royalties remitted to ARPI are made in U.S. dollars (USD) while significant portions of the underlying European sales of Zalviso, as well as the royalty payments remitted by Grünenthal to ARPI on such sales, are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from European sales of Zalviso, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Monetization. Conversely, if sales of Zalviso in Europe are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Monetization. The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the interest rate.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the consolidated statement of cash flows. The ASU requires that the consolidated statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the consolidated statement of cash flows and the cash and equivalents balance presented on the consolidated balance sheet. The Company adopted ASU No. 2016-18, and the guidance has been retrospectively applied to all periods presented. The adoption of the guidance did not have an impact on the Company’s consolidated balance sheets or statements of comprehensive loss.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. The adoption of ASU 2016-15 effective January 1, 2018 did not have a material impact on the Company’s consolidated statements of cash flows.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. In January, July and December 2018, the FASB issued additional amendments to the new lease guidance relating to, transition, and clarification. The July 2018 amendment, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. Pursuant to ASU No. 2018-11, the Company will elect to use the effective date approach at transition. Unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases (i.e. operating and capital leases) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. Capital leases will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. Operating leases will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this standard on the effective date of January 1, 2019.

The Company is substantially complete with its evaluation of the new standard as it relates to its operating lease disclosed in Note 11 “Commitments and Contingencies”. The remaining steps in the implementation process include finalizing lease liability and right of use asset schedules and the review and evaluation of disclosures and presentation in the Company’s financial statements. In addition, an evaluation of whether there are existing contracts that may contain embedded leases has been performed and the Company is evaluating the impact of its findings. However, it does not expect that the identification of any embedded leases will result in a material impact to the consolidated financial statements and disclosures upon the adoption of this standard. The adoption of the new standard will not have a material impact on the Company’s consolidated statements of comprehensive loss; however, it will materially impact the carrying value of the assets and liabilities in the consolidated balance sheets as a result of the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. The Company will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact its current conclusions and will expand its analysis to include any new lease arrangements initiated prior to adoption.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,037	$—	$—	$2,037
Money market funds	1,436	—	—	1,436
U.S. government agency securities	10,181	—	—	10,181
Commercial paper	74,321	—	—	74,321
Total cash and cash equivalents	87,975	—	—	87,975

Short-term investments:
U.S. government agency securities	$1,497	$—	$—	$1,497
Commercial paper	16,243	—	—	16,243
Total marketable securities and commercial paper	17,740	—	—	17,740

Total cash, cash equivalents and investments	$105,715	$—	$—	$105,715

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$29,765	$—	$—	$29,765
U.S. government agency securities	23,137	—	—	23,137
Total cash and cash equivalents	52,902	—	—	52,902

Short-term investments:
U.S. government agency securities	$7,567	$—	$—	$7,567
Total marketable securities	7,567	—	—	7,567

Total cash, cash equivalents and investments	$60,469	$—	$—	$60,469

None of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the years ended December 31, 2018 and 2017. There were no other-than-temporary impairments for these securities as of December 31, 2018 or 2017. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the years ended December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the contractual maturity of all investments held was less than one year.

 Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of December 31, 2018 and December 31, 2017, the Company held, in addition to Level II assets, a contingent put option liability associated with the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. See Note 8 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in Interest income and other income, net in the Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,436	$1,436	$—	$—
U.S. government agency securities	11,678	—	11,678	—
Commercial paper	90,564	—	90,564	—
Total assets measured at fair value	$103,678	$1,436	$102,242	$—

Liabilities
Contingent put option liability	$121	$—	$—	$121
Total liabilities measured at fair value	$121	$—	$—	$121

	As of December 31, 2017
	Fair Value	Level I	Level II	Level III
Assets
U.S. government agency securities	$30,704	$—	$30,704	$—
Total assets measured at fair value	$30,704	$—	$30,704	$—

Liabilities
Contingent put option liability	$207	$—	$—	$207
Total liabilities measured at fair value	$207	$—	$—	$207

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2018 and 2017 (in thousands):

Year Ended December 31, 2018
Fair value—beginning of period	$207
Change in fair value of contingent put option associated with Amended Loan Agreement	(86)
Fair value—end of period	$121

Year Ended December 31, 2017
Fair value—beginning of period	$412
Expiration of fair value of PIPE warrants	(288)
Change in fair value of contingent put option associated with Amended Loan Agreement	83
Fair value—end of period	$207

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or market and consist of the following (in thousands):

	As of December 31,
	2018	2017
Raw materials	$694	$702
Work-in-process	160	254
Inventories	$854	$956

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

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2018	2017
Laboratory equipment	$3,972	$3,920
Leasehold improvements	4,469	4,469
Computer equipment and software	237	241
Construction in process	10,593	9,703
Tooling	1,109	1,109
Furniture and fixtures	47	47
	20,427	19,489
Less accumulated depreciation and amortization	(8,944)	(8,438)
Property and equipment, net	$11,483	$11,051

Depreciation and amortization expense was $0.5 million, $1.7 million and $2.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

5. Adoption of ASC Topic 606, Revenue from Contracts with Customers

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

Revenue Recognition

As described in Note 1 “Organization and Summary of Significant Accounting Policies,” the Company has entered into the Amended Agreements with Grünenthal related to Zalviso. At December 31, 2018, approximately $3.5 million of the transaction price under the Amended Agreements is allocated to the discount on future manufacturing services, which the Company expects to be recognized through 2029.

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue Recognition.”

The following table presents changes in the Company’s contract liabilities for the year ended December 31, 2018:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract liability:
Deferred revenue	$3,825	$-	$(362)	$3,463

During the year ended December 31, 2018, the Company recognized the following revenue (in thousands):

Year ended December 31, 2018
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied – Amended Agreements	$362
New activities in the period from performance obligations satisfied:
Performance obligations satisfied – Amended Agreements	566
Total revenue from performance obligations satisfied	928
Royalty revenue	385
Contract and other	838
Total revenue	$2,151

6. U.S. Department of Defense Funding

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

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the work performed under the DoD Contract, recorded as Contract and other revenue in the Consolidated Statements of Comprehensive Loss, was $0.8 million, $0.9 million and $10.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7. Collaboration Agreement

As described in Note 1 “Organization and Summary of Significant Accounting Policies,” as of January 1, 2018, the Company follows the guidance of ASC 606, Revenue from Contracts with Customers to account for revenue from its Agreements with Grünenthal related to Zalviso. In the Amended Agreements, the parties amended the Product supply configurations and packaging of Product components and accessories, and associated pricing therefor, which the Company will manufacture and supply to Grünenthal for the Territory. The parties agreed to increase the pricing of the Product components and accessories in exchange for a reduction of $5.5 million in the total milestone payments due from Grünenthal contingent upon achieving specified net sales targets from a total of $171.5 million to $166.0 million. The parties also updated the development plan for the Product in the Territory, providing for additional near-term development services to be rendered by AcelRx in exchange for payments by Grünenthal of $0.7 million. In accordance with the terms of the Amended MSA, AcelRx also received a binding Product forecast from Grünenthal for approximately $3.7 million, which was fully delivered by the end of 2016.

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

The Company received an upfront non-refundable cash payment of $30.0 million in December 2013, and a milestone payment of $5.0 million related to the MAA submission in the third quarter of 2014, and an additional $15.0 million milestone payment upon the EC approval of the MAA for Zalviso, which was approved in September 2015. Under the Amended License Agreement, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of Zalviso. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL in connection with the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 9 “Liability Related to Sale of Future Royalties”. Unless earlier terminated, the Amended License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply the Product to Grünenthal. The Amended License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

Amended MSA

Under the terms of the Amended MSA, the Company will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. Grünenthal shall purchase from AcelRx, during the first five years after the effective date of the MSA, or December 16, 2013 through December 15, 2018, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. The Product will be supplied at a predetermined transfer price, subject to certain caps, as defined in the Amended MSA. The Company will not recover internal indirect costs as part of this predetermined transfer price. In addition, the Amended MSA includes declining maximum transfer prices over the term of the contract with Grünenthal. The Amended MSA requires the Company to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and, under certain specified conditions, permits Grünenthal to use a third party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

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

Prior to the adoption of ASC Topic 606 on January 1, 2018, the Company followed the provisions of ASC Topic 605. However, as described in Note 1, the adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements and did not result in any change to the initial allocation that was performed under Topic 605.

The Company identified four significant performance obligations under the original Agreements: 1) intellectual property (license), 2) the obligation to provide research and development services, 3) the significant and incremental discount on the manufacturing of Zalviso for commercial purposes, and 4) the obligation to participate in the joint steering committee.

At the time the Amended Agreements were executed, with the exception of the intellectual property license, these obligations remained partially unsatisfied. Additionally, the Company identified the following three additional performance obligations under the Amended Agreements: 1) the obligation to provide additional research and development services, 2) the obligation to provide Zalviso demonstration device systems, and 3) the obligation to manufacture and deliver Product under the binding forecast. The Company determined that the amendments under the Amended Agreements were modifications to the original Agreements.

The Company determined that the performance obligations outlined above are considered distinct and thus should be treated as separate units of accounting. The Company’s management determined that the license under the original License Agreement was distinct and represented a separate unit of accounting because it is considered functional intellectual property and the rights conveyed permitted Grünenthal to perform all efforts necessary to commercialize and begin selling the product upon regulatory approval. In addition, Grünenthal has the appropriate development, regulatory and commercial expertise with products similar to the product licensed under the agreement and has the ability to engage third parties to manufacture the product allowing Grünenthal to realize the value of the license on its own without receiving any of the remaining deliverables. Grünenthal can also sublicense its license rights to third parties. Also, the Company’s management determined that the research and development services, Zalviso demonstration device systems, joint steering committee participation, the significant and incremental discount on the manufacturing of Zalviso, and the obligation to manufacture and deliver Products each represent individual units of accounting. Each of the obligations meet the criteria to be considered distinct as Grünenthal could perform such services and/or could acquire these on a separate basis and none of the obligations are contractually dependent on other obligations within the contract.

The Company believes that none of the performance obligations have an observable price, vendor-specific objective evidence, or VSOE, or sufficient third-party evidence, or TPE, of selling price, as none of them have been sold separately by the Company, and as there is only limited information about third party pricing for similar deliverables. Accordingly, the Company developed the stand alone selling price for each performance obligation in order to allocate the fixed arrangement consideration to each performance obligation, based on current information available as of the modification date.

The Company’s management determined the standalone selling price for the license based on Grünenthal’s estimated future cash flows arising from the arrangement. Embedded in the estimate were significant assumptions regarding regulatory expenses, revenue, including potential customer market for the product and product price, costs to manufacture the product and the discount rate. The Company’s management determined the standalone selling price of the research and development services and committee participation based on the nature and timing of the services to be performed and in consideration of personnel and other costs incurred in the delivery of the services. For the discount on manufacturing services, the Company’s management estimated the selling price based on the market level of contract manufacturing margin it could have received if it were engaged to supply products to a customer in a separate transaction, the estimated cost of manufacturing, and the anticipated volume of Grünenthal’s orders over the course of the agreement, to which the discount would apply. For the Zalviso demonstration devices and the obligation to manufacture and deliver Product, the Company’s management estimated the selling price based on the binding volume of such devices and Products, the estimated cost of manufacturing, and the market level of contract manufacturing margin. The standalone selling price of the license, research and development and committee participation services and the discount on manufacturing services were updated at the time the Amended Agreements were executed for purposes of allocating the amended arrangement consideration.

The original Agreements included two milestones associated with the regulatory developments for Zalviso in Europe. Aggregate potential payments for these milestones totaled $20.0 million. In July 2014, Grünenthal submitted an MAA to the EMA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, triggering the first of these two milestones, a cash payment of $5.0 million. In September of 2015, the MAA was approved by the European Commission, triggering the second of these two milestones, a cash payment of $15.0 million. As of the date of adoption of Topic 606 on January 1, 2018, the $20.0 million in development milestones are considered fixed consideration and included in the transaction price. Amounts received for these milestones were allocated to performance obligations based on their standalone selling prices and recognized as appropriate for each obligation. As of December 31, 2018, the Company has excluded the remaining milestone payment of $1.0 million related to the Australia sub-license from the transaction price due to the constraint on variable consideration.

The Amended Agreements entitle the Company to receive additional payments upon the achievement of certain development milestones which relate to post approval product enhancements, expanded market opportunities and manufacturing efficiencies for Zalviso and require future research, development and regulatory activities. These payments are excluded from the transaction price as they are considered payments for optional additional services that Grünenthal may elect in the future. When these services are elected, they will be considered as a new contract under Topic 606 and will not impact the revenue recognition of the performance obligations identified under Amended Agreements.

The Amended Agreements also include milestone payments related to specified net sales targets, totaling $166.0 million. These payments are considered sales-based license royalties under Topic 606 and will be recognized apart from the other contract consideration when the related sales occur.

The Company recognizes revenue from license rights when the customer can use and benefit from the license rights. The Company recognizes revenue from its services performance obligations over time using a cost-to-cost input method which best represents the incremental benefit that the customer receives as control is transferred.

Below is a summary of revenue recognized under the Amended Agreements during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Product sales	$825	$6,673	$5,742
Joint steering committee, research and development services and demonstration devices	103	269	688
Non-cash royalty revenue related to Royalty Monetization (See Note 9)	289	151	7
Royalty revenue	96	50	3
Total	$1,313	$7,143	$6,440

As of December 31, 2018, the Company has deferred current and noncurrent portions of the transaction price that is allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Amended Agreements of $0.3 million and $3.2 million, respectively.

8. Long-Term Debt

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

If the Company prepays the loans under the Amended Loan Agreement prior to the maturity date, it will pay Hercules a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 2% if the prepayment occurs after March 2, 2018, but prior to March 2, 2019, or 1% if the prepayment occurs after March 2, 2019.

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

Upon an event of default, including a change of control, Hercules has the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges. This option is considered a contingent put option liability, as the holder of the loan has the ability to exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s financial statements. As the Original Loan Agreement entered into on December 16, 2013 was considered an extinguishment, the contingent put option liability associated with the prior Loan and Security Agreement, which had an estimated fair value of $32 thousand at the time of the amendment, was written off as a part of the loss on extinguishment, and a new contingent put option liability was established. As of December 31, 2018 and 2017, the estimated fair value of the contingent put option liability was $0.1 million and $0.2 million, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income, net in the Consolidated Statements of Comprehensive Loss.

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

The accrued balance due under the Amended Loan Agreement was $12.0 million and $19.1 million at December 31, 2018 and 2017, respectively. Interest expense related to the Amended Loan Agreement was $2.2 million, $3.3 million and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future Payments on Long-Term Debt

The following table summarizes the outstanding future payments associated with the Company’s long-term debt as of December 31, 2018 (in thousands):

2019	$9,437
2020	3,701

Total payments	13,138
Less amount representing interest	(872)

Notes payable, gross	12,266
Unamortized portion of final payment	(229)
Unamortized discount on notes payable	(46)

Long-term debt	11,991
Less current portion of notes payable, including unamortized discount	(8,611)

Long-term debt, current portion	$3,380

9. Liability Related to Sale of Future Royalties

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

The Company has significant continuing involvement in the Royalty Monetization primarily due to an obligation to act as the intermediary for the supply of Zalviso to Grünenthal. Under the relevant accounting guidance, because of its significant continuing involvement, the Royalty Monetization has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty and milestone payments to be received by ARPI LLC and paid to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds the Company received will be recorded as interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records interest expense relating to the Royalty Monetization accordingly.

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. From inception through December 31, 2018, the Company’s effective annual interest rate was approximately 13.0%; however, currently the prospective rate is estimated to be approximately 7.0% as a result of lower projected European royalties from sales of Zalviso over the life of the liability because the product launch has been slower than originally anticipated. The effective interest rate for the years ended December 31, 2018, 2017 and 2016, was 11.6%, 13.6%, and 13.7%, respectively.

There are a number of factors that could materially affect the amount and timing of royalty payments from Zalviso in Europe, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of Grünenthal’s sales and promotion of Zalviso, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Zalviso, significant changes in foreign exchange rates as the royalties remitted to ARPI are made in U.S. dollars (USD) while significant portions of the underlying European sales of Zalviso, as well as the royalty payments remitted by Grünenthal to ARPI on such sales, are made in currencies other than USD, and other events or circumstances that could result in reduced royalty payments from European sales of Zalviso, all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Monetization. Conversely, if sales of Zalviso in Europe are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Monetization.

The following table shows the activity within the liability account during the year ended December 31, 2018 (in thousands):

	Year ended December 31, 2018	Period from inception to December 31, 2018
Liability related to sale of future royalties — beginning balance	$83,588	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(250)	(377)
Non-cash interest expense recognized	10,341	32,872
Liability related to sale of future royalties as of December 31, 2018	93,679	93,679
Less: current portion	(392)	(392)
Liability related to sale of future royalties — net of current portion	$93,287	$93,287

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

10. Warrants

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

In December 2018, all of the outstanding warrants were exercised to purchase 176,730 shares of common stock which were issued to the Lenders.

2012 Private Placement Warrants

In connection with the Private Placement, completed in June 2012, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the PIPE warrants was $3.40 which equals the closing consolidated bid price of the Company’s common stock on May 29, 2012, the effective date of the Purchase Agreement. The PIPE warrants issued in the Private Placement became exercisable six months after the issuance date and expire on the five year anniversary of the initial exercisability date. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants were recorded as a liability at fair value, as determined by the Black-Scholes option-pricing model, and then marked to fair value each reporting period, with changes in estimated fair value recorded through the Consolidated Statements of Comprehensive Loss in interest income and other income (expense), net. The Black-Scholes assumptions used to value the PIPE warrants are disclosed in Note 2 “Investments and Fair Value Measurement.”

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. The change in fair value for the years ended December 31, 2017 and 2016, which was recorded as other income, was $0.3 million and $0.6 million, respectively.

During the year ended December 31, 2017, 512,456 warrants expired unexercised.

11. Commitments and Contingencies

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

In May 2014, the Company entered into an amendment, or the Lease Amendment, to the Existing Lease for the Current Premises. Pursuant to the Lease Amendment, the term of the Existing Lease was extended for a period of twenty (20) months and twenty-two (22) days and expiring on January 31, 2018, unless sooner terminated pursuant to the terms of the Existing Lease. In addition, the Lease Amendment included a new lease on an additional approximately 12,106 square feet of office space located at 351 Galveston Drive in Redwood City, California, or the Expansion Space, which is adjacent to the Current Premises. The lease for the Expansion Space had a term of 42 months which commenced on August 1, 2014 and expired on January 31, 2018.

On October 2, 2015, the Company executed an agreement to sublease approximately 11,871 square feet of the Expansion Space for a term of 26 months commencing on December 1, 2015. The sublessee was entitled to abatement of the first two monthly installments of rent. Subsequent monthly installments of rent start at a rental rate of $2.05 per square foot (subject to agreed nominal increases). Minimum rents received under this sublease were $25.0 thousand and $0.3 million for the years ended December 31, 2018 and 2017, respectively.

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

On January 2, 2019, the Company entered into an agreement to sublease 12,106 square feet of the Expansion Space commencing on February 16, 2019 and expiring on January 31, 2024. Rent installments from the sublessee are approximately $48,000 per month (subject to agreed nominal increases).

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

Rent expense was $1.1 million, $0.6 million and $0.3 million for the Premises during the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum payments under the Lease as of December 31, 2018, are as follows (in thousands):

Year Ending December 31:
2019	$1,230
2020	1,268
2021	1,305
2022	1,345
2023	1,386
Thereafter	116
Total minimum payments	$6,650

Litigation

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business. The Company does not have contingent liabilities established for any litigation matters.

12. Stockholders’ Equity

Common Stock

2018 Underwritten Public Offerings

On November 14, 2018, the Company completed an underwritten public offering of 12,698,412 shares of common stock, at a price of $3.15 per share to the public. On November 12, 2018, the underwriters exercised their option in full and purchased an additional 1,904,761 shares at the public offering price of $3.15 per share. The total gross proceeds from this offering of an aggregate 14,603,173 shares were approximately $46.0 million with net proceeds to the Company of $43.1 million after deducting the underwriting discounts and commissions and other offering expenses payable by us.

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

2016 ATM Agreement

On June 21, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, or 2016 ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock having an aggregate offering price of up to $40.0 million, or the Shares. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Company will pay Cantor a commission rate in the low single digits on the aggregate gross proceeds from each sale of Shares and have agreed to provide Cantor with customary indemnification and contribution rights. During the year ended December 31, 2018, the Company issued and sold an aggregate of 4.4 million shares of common stock pursuant to the Sales Agreement, for which the Company received net proceeds of approximately $16.8 million, after deducting commissions, fees and expenses of $0.4 million. During the year ended December 31, 2017, the Company issued and sold 5.4 million shares of common stock pursuant to the 2016 ATM Agreement, for which the Company received net proceeds of approximately $15.7 million, after deducting commissions, fees and expenses of $0.5 million.

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

As of December 31, 2018, there are 858,889 shares available for issuance under the ESPP. In the year ended December 31, 2018, there were 182,360 shares issued under the ESPP. The weighted average fair value of shares issued under the ESPP in 2018, 2017 and 2016 was $1.51, $2.59 and $2.98 per share, respectively.

13. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the ESPP as follows
(in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Cost of goods sold	$358	$324	$302
Research and development	1,970	1,901	2,308
General and administrative	2,840	2,069	1,869
Total	$5,168	$4,294	$4,479

The following table summarizes option activity under the 2011 Incentive Plan and 2006 Plan:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2017	8,455,098	$4.25
Granted	3,553,713	2.28
Forfeited	(217,816)	2.87
Expired	(232,905)	6.36
Exercised	(135,385)	2.96
December 31, 2018	11,422,705	$3.64	7.1	$659
Vested and exercisable options—December 31, 2018	6,468,788	$4.44	5.8	$46
Vested and expected to vest—December 31, 2018	11,422,705	$3.64	7.1	$659

As of December 31, 2018, there were 1,217,341 shares available for future grant under the 2011 Incentive Plan. In January 2019, an additional 3,150,317 shares were authorized for issuance under the 2011 Incentive Plan.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2018 is summarized below:

			Options Outstanding			Options Vested and Exercisable
Exercise Prices			Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$1.20	-	$2.00	1,856,170	9.0	$2.00	6,900	$1.20
$2.225	-	$3.35	5,406,951	7.8	$2.82	2,698,203	$2.82
$3.37	-	$5.31	2,855,022	5.2	$4.13	2,459,123	$4.19
$5.45	-	$8.18	688,562	5.0	$6.47	688,562	$6.47
$10.22	-	$10.55	616,000	5.1	$10.34	616,000	$10.34
			11,422,705	7.1	$3.64	6,468,788	$4.44

The weighted average grant-date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $1.62, $1.91 and $2.24 per share, respectively. As of December 31, 2018, total stock-based compensation expense related to unvested options to be recognized in future periods was $7.5 million which is expected to be recognized over a weighted-average period of 2.4 years. The grant date fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $4.9 million, $3.5 million and $3.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $0.2 million and $40 thousand, respectively. There were no option exercises during the year ended December 31, 2016.

The Company used the following assumptions to calculate the fair value of each employee stock option:

	Year Ended December 31,
	2018			2017			2016
Expected term (in years)		5.89			5.70		5.25	-	6.25
Risk-free interest rate	2.5%	-	3.1%	1.82%	-	2.09%	1.24%	-	1.47%
Expected volatility		83%			73%			80%
Expected dividend rate		0%			0%			0%

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

The PIPE warrants expired during the year ended December 31, 2017. During the year ended December 31, 2016, the exercise price of the PIPE warrants exceeded the average of AcelRx’s closing share price. As a result, the PIPE warrants were anti-dilutive during the year ended December 31, 2016.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2018	2017	2016
ESPP and stock options to purchase common stock	11,797,960	8,767,783	6,395,879
Convertible debt into common stock	—	—	553,763
Common stock warrants	—	176,730	692,611

15. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation and employee benefits	$3,611	$2,190
Inventory and other contract manufacturing accruals	234	511
Other accrued liabilities	695	842
Total accrued liabilities	$4,540	$3,543

16. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a matching contribution of up to 4% of the related compensation. Under the vesting schedule, employees have ownership in the matching Employer Contributions based on the number of years of vesting service completed. Company contributions were $0.3 million for each of the years ended December 31, 2018, 2017 and 2016.

17. Income Taxes

The Company recorded a provision for income taxes of $2.0 thousand during the year ended December 31, 2018, a benefit for income taxes of $0.7 million during the year ended December 31, 2017, and a benefit for income taxes of $34.0 thousand during the year ended December 31, 2016.

The provision (benefit) for income taxes consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Current:
Federal	$—	$(702)
State	2	1
Total Current	2	(701)
Deferred:
Federal	—	—
State	—	—
Total Deferred	—	—
Provision (benefit) for income taxes	$2	$(701)

Net deferred tax assets as of December 31, 2018 and 2017 consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Accruals and other	$3,263	$2,717
Research credits	7,275	6,530
Net operating loss carryforward	39,082	31,064
Section 59(e) R&D expenditures	10,387	12,156
Deferred revenue	20,689	18,384
Total deferred tax assets	80,696	70,851
Valuation allowance	(80,696)	(70,851)
Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax at statutory federal rate	$(9,901)	$(17,751)	$(14,685)
State tax—net of federal benefit	(792)	350	(73)
PIPE warrant liability	(18)	(70)	(260)
General business credits	(500)	(316)	(360)
Stock options	1,048	42	1,115
Other	313	51	33
Change in valuation allowance	9,852	(17,110)	14,196
Tax reform – tax rate change	—	34,103	—
Provision (benefit) for income taxes	$2	$(701)	$(34)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.9 million, decreased by $17.1 million and increased by $14.2 million during the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company had federal net operating loss carryforwards of $153.2 million, of which $114.9 million federal net operating losses generated before January 1, 2018 will begin to expire in 2029. Federal net operating losses of $38.3 million generated in 2018 will carryforward indefinitely but are subject to the 80% taxable income limitation. As of December 31, 2018, the Company had state net operating loss carryforwards of $97.2 million, which begin to expire in 2028.

As of December 31, 2017, the Company had a federal alternative minimum tax credit carryover of $0.7 million which is now refundable under the tax reform enacted on December 22, 2017, of which $0.4 million is classified as Tax receivable on the Company’s balance sheet and $0.3 million is classified as a Long-term tax receivable.

As of December 31, 2018, the Company had federal research credit carryovers of $6.5 million, which begin to expire in 2026. As of December 31, 2018, the Company had state research credit carryovers of $4.0 million, which will carryforward indefinitely.

The Company adopted ASU 2016-09 in the year end December 31, 2017. The impact of this adoption resulted in gross increases of $2.9 million and $2.0 million to federal and state net operating losses, respectively, during the year ended December 31, 2017. The Company has recorded a full valuation allowance against its deferred tax assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law resulting in significant changes to the Internal Revenue Code. The Act reduced the federal corporate income tax rate decrease from 35% to 21% effective for tax periods beginning after December 31, 2017, changes U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the untaxed cumulative foreign earnings and profits as of December 31, 2017. The Act also included provisions for the elimination of the Alternative Minimum Tax, among other changes. The Company calculated its best estimate of the impact of the Act in its December 31, 2017 year end income tax provision in accordance with its understanding of the Act and guidance available and, as a result, recorded $0.7 million as an additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount of $0.7 million related to the reversal of AMT credits are now refundable credits under the provisions of the Act. The Company remeasured the deferred tax assets and liabilities based on the rate at which they were expected to reverse in the future. No provision or benefit was recorded as the Company had recorded a full valuation allowance against its deferred tax assets. The effects of other provisions of the Act did not have a material impact on the Company’s financial statements.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized benefit—beginning of period	$2,365	$2,162	$1,939
Gross increases—prior period tax positions	57	—	—
Gross increases—current period tax positions	213	203	223
Unrecognized benefit—end of period	$2,635	$2,365	$2,162

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

There were no accrued interest or penalties related to unrecognized tax benefits in the years ended December 31, 2018, 2017 and 2016. The Company files income tax returns in the United States and in California. The tax years 2005 through 2018 remain open in both jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

18. Subsequent Event

On January 2, 2019, the Company entered into an agreement to sublease 12,106 square feet of the Expansion Space commencing on February 16, 2019 and expiring on January 31, 2024. Rent installments from the sublessee are approximately $48,000 per month (subject to agreed nominal increases).

19. Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2018. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2018				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$343	$818	$377	$613	$3,109	$2,659	$1,487	$740
Operating costs and expenses	$8,612	$7,971	$9,705	$11,590	$15,182	$12,600	$10,348	$8,547
Net loss	$(11,592)	$(10,541)	$(12,458)	$(12,558)	$(15,551)	$(13,059)	$(13,013)	$(9,885)
Net loss per share (basic and diluted)	$(0.23)	$(0.20)	$(0.21)	$(0.18)	$(0.34)	$(0.29)	$(0.28)	$(0.20)