Form 10-Q
period 2019-03-31
ACELRX PHARMACEUTICALS INC
filed 2019-05-09
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 001-35068

ACELRX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

351 Galveston Drive

Redwood City, CA 94063

(650) 216-3500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading symbol(s)	Name of Exchange on Which registered:
Common Stock, $0.001 par value	ACRX	The Nasdaq Global Market

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

As of May 2, 2019, the number of outstanding shares of the registrant’s common stock was 78,914,170.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2019 (Unaudited)	December 31, 2018(1)
Assets
Current Assets:
Cash and cash equivalents	$73,312	$87,975
Short-term investments	16,838	17,740
Accounts receivable, net	221	49
Tax receivable	352	352
Inventories	2,403	854
Prepaid expenses and other current assets	2,219	1,024
Total current assets	95,345	107,994
Operating lease right-of-use assets	4,517	—
Property and equipment, net	12,153	11,483
Restricted cash	178	178
Long-term tax receivable	351	351
Other assets	900	527
Total Assets	$113,444	$120,533

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$3,698	$2,070
Accrued liabilities	3,578	4,540
Long-term debt, current portion	10,026	8,611
Deferred revenue, current portion	437	315
Operating lease liabilities, current portion	729	—
Liability related to the sale of future royalties, current portion	477	392
Total current liabilities	18,945	15,928
Long-term debt, net of current portion	—	3,380
Deferred revenue, net of current portion	3,069	3,148
Operating lease liabilities, net of current portion	4,429	—
Liability related to the sale of future royalties, net of current portion	94,741	93,287
Other long-term liabilities	151	537
Total liabilities	121,335	116,280

Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Common stock, $0.001 par value—100,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 78,856,648 and 78,757,930 shares issued and outstanding as of March 31, 2019 and December 31, 2018	79	78
Additional paid-in capital	350,570	349,194
Accumulated deficit	(358,540)	(345,019)
Total stockholders’ (deficit) equity	(7,891)	4,253
Total Liabilities and Stockholders’ (Deficit) Equity	$113,444	$120,533

(1)

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Net product sales	$47	$—
Collaboration agreement	218	274
Contract and other	—	69
Total revenue	265	343

Operating costs and expenses:
Cost of goods sold	1,230	1,114
Research and development	1,377	3,513
Selling, general and administrative	9,976	3,985
Total operating costs and expenses	12,583	8,612
Loss from operations	(12,318)	(8,269)
Other (expense) income:
Interest expense	(376)	(643)
Interest income and other income (expense), net	627	136
Non-cash interest expense on liability related to future sale of royalties	(1,607)	(2,816)
Total other expense	(1,356)	(3,323)
Net loss	$(13,674)	$(11,592)
Comprehensive loss	$(13,674)	$(11,592)
Net loss per share of common stock, basic and diluted	$(0.17)	$(0.23)
Shares used in computing net loss per share of common stock, basic and diluted	78,788,790	50,930,943

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2018	78,757,930	$78	$349,194	$(345,019)	$—	$4,253
Cumulative effect adjustment for adoption of ASU No. 2016-02	—	—	—	153	—	153
Stock-based compensation	—	—	1,107	—	—	1,107
Issuance of common stock upon exercise of stock options	13,583	—	31	—	—	31
Issuance of common stock upon ESPP purchase	85,135	1	238	—	—	239
Net loss	—	—	—	(13,674)	—	(13,674)
Balance as of March 31, 2019	78,856,648	$79	$350,570	$(358,540)	$—	$(7,891)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2017	50,899,154	$51	$261,310	$(297,870)	$—	$(36,509)
Stock-based compensation	—	—	1,080	—	—	1,080
Issuance of common stock upon ESPP purchase	92,290	—	141	—	—	141
Net loss	—	—	—	(11,592)	—	(11,592)
Balance as of March 31, 2018	50,991,444	$51	$262,531	$(309,462)	$—	$(46,880)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,674)	$(11,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(79)	(91)
Non-cash interest expense on liability related to royalty monetization	1,607	2,816
Depreciation and amortization	328	149
Non-cash interest expense related to debt financing	99	181
Stock-based compensation	1,107	1,080
Other	(150)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(172)	761
Inventories	(1,549)	290
Prepaid expenses and other assets	(1,315)	(550)
Accounts payable	1,477	786
Accrued liabilities	(809)	(1,265)
Operating lease liabilities	(153)	—
Deferred rent	—	184
Deferred revenue	43	(91)
Net cash used in operating activities	(13,240)	(7,374)
Cash flows from investing activities:
Purchase of property and equipment	(658)	(208)
Purchase of investments	(3,871)	(995)
Proceeds from maturities of investments	4,900	1,000
Net cash provided by (used in) investing activities	371	(203)
Cash flows from financing activities:
Payment of long-term debt	(2,064)	(1,863)
Net proceeds from issuance of common stock through equity plans	270	141
Net cash used in financing activities	(1,794)	(1,722)
Net decrease in cash, cash equivalents and restricted cash	(14,663)	(9,299)
Cash, cash equivalents and restricted cash—Beginning of period	88,153	53,080
Cash, cash equivalents and restricted cash—End of period	$73,490	$43,781

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows (in thousands):

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	73,312	43,603
Restricted cash	178	178
Cash, cash equivalents and restricted cash shown in the statement of cash flows	73,490	43,781

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

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which grants Grünenthal rights to commercialize Zalviso PCA system, or the Product, in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia (collectively, the Territory) for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, (collectively, the Field). In September 2015, the EC approved the MAA, previously submitted to the EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. On December 16, 2013, AcelRx and Grünenthal, entered into a related Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company and Grünenthal amended the MSA, or the Amended MSA, effective as of July 17, 2015. The Amended MSA and the Amended License Agreement are referred to as the Amended Agreements.

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

Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018, was derived from the Company’s audited financial statements as of December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method for all inventories. Inventory includes the cost of the active pharmaceutical ingredients, or API, raw materials and third-party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are allocated to the appropriate cost pool and then absorbed into inventory based on the units produced or distributed, assuming normal capacity, in the applicable period. Indirect overhead costs in excess of normal capacity are recorded as period costs in the period incurred. DSUVIA was approved by the FDA in November 2018. Prior to FDA approval, all manufacturing costs for DSUVIA were expensed to research and development. Upon FDA approval, manufacturing costs for DSUVIA manufactured for commercial have been capitalized.

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

Leases

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. As a result, the Company no longer recognizes deferred rent on the balance sheet.

Revenue Recognition

Beginning January 1, 2018, the Company has followed the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

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

Net product sales revenue

Revenues from product sales are recognized when distributors obtain control of the Company’s product, which occurs at a point in time, upon delivery to such distributors. These distributors subsequently resell the product to certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments. In addition to distribution agreements with these customers, the Company enters into arrangements with group purchasing organizations, or GPOs, and/or privately-negotiated discounts with respect to the purchase of its products. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of discounts, returns and GPO discounts and administrative fees. Variable consideration is recorded at the time product sales are recognized resulting in a reduction in product revenue. Variable consideration is estimated using the most-likely amount method, which is the single-most likely outcome under a contract and is typically at the stated contractual rate. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These items include:

●	Distributor Fees – The Company offers contractually determined discounts to its Customers. These discounts are paid no later than two months after the quarter in which product was shipped.

●

GPO Discounts - The Company offers discounts to GPO members. These discounts are taken when the GPO members purchase DSUVIA from the Company’s customers, who then charge the discount amount back to the Company.

●

GPO Administrative Fees - The Company pays administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPOs’ members.

●

Returns – The Company allows its Customers to return product for credit 12 months after its product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

The Company believes its estimated allowance for product returns requires a high degree of judgment and is subject to change based on its experience and certain quantitative and qualitative factors. The Company believes its estimated allowances for distributor fees, GPO discounts and administrative fees do not require a high degree of judgment because the amounts are settled within a relatively short period of time.

Amounts accrued for product revenue allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate and to reflect actual experience. Product revenue-related liabilities are recorded in the Company’s condensed consolidated balance sheets as Accrued liabilities. The Company will continue to assess its estimates of variable consideration as it accumulates additional historical data and will adjust these estimates accordingly. Changes in sales allowance estimates could materially affect the Company’s results of operations and financial position.

Collaboration agreement revenue

The Company generates revenue from collaboration agreements. These agreements typically include payments for upfront signing or license fees, cost reimbursements for development and manufacturing services, milestone payments, product sales, and royalties on licensee’s future product sales.

Contract and other revenue

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include delivering product to its distributors, commercialization license rights, development services, services associated with the regulatory approval process, joint steering committee services, demo devices, manufacturing services, material rights for discounts on manufacturing services, and product supply.

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

Transaction Price

The Company has both fixed and variable consideration. Variable consideration for product revenue is described as Net product sales in the condensed consolidated statements of comprehensive loss. For collaboration agreements, non-refundable upfront fees and product supply selling prices are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Funding of research and development activities is considered variable until such costs are reimbursed at which point they are considered fixed. The Company allocates the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

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

Allocation of Consideration

As part of the accounting for collaboration arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. Estimated selling prices for license rights and material rights for discounts on manufacturing services are calculated using an income approach model and can include the following key assumptions: the development timeline, sales forecasts, costs of product sales, commercialization expenses, discount rate, the time which the manufacturing services are expected to be performed, and probabilities of technical and regulatory success. For all other performance obligations, the Company uses a cost- plus margin approach.

Timing of Recognition

Revenues from product sales are recognized when distributors obtain control of the Company’s products, which occurs at a point in time, upon delivery to such distributors. Significant management judgment is required to determine the level of effort required under collaboration arrangements and the period over which the Company expects to complete its performance obligations under the arrangement. The Company estimates the performance period or measure of progress at the inception of the arrangement and re-evaluates it each reporting period. This re-evaluation may shorten or lengthen the period over which revenue is recognized. Changes to these estimates are recorded on a cumulative catch up basis. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. Revenue is recognized for products at a point in time when control of the product is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those product sales, which is typically once the product physically arrives at the customer, and for licenses of functional intellectual property at the point in time the customer can use and benefit from the license. For performance obligations that are services, revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using the cost-to-cost input method.

Cost of Goods Sold

Cost of goods sold for product revenue includes third party manufacturing costs, shipping costs, and indirect overhead costs associated with production and distribution which are allocated to the appropriate cost pool and recognized when revenue is recognized. Indirect overhead costs in excess of normal capacity are recorded as period costs in the period incurred.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2018. Aside from the adoption of ASU No. 2016-02, Leases (Topic 842) described below under “Recently Adopted Accounting Standards” and explained more fully above in “Leases,” and in Note 8 “Leases” below, there have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2019, from those previously disclosed in its 2018 Annual Report on Form 10-K.

Recently Adopted Accounting Standards

On August 29, 2018, the Financial Accounting Standards Board, or FASB, issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40)”. The FASB’s new guidance aligns the requirements for capitalizing implementation costs in a Cloud Computing Arrangement, or CCA, service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license.

The amendments in ASU No. 2018-15 require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.

ASU No. 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance (1) prospectively to eligible costs incurred on or after the date this guidance is first applied or (2) retrospectively. The Company early adopted ASU No. 2018-15 effective January 1, 2019 under the prospective method, which did not have a material effect on the Company’s results of operations, financial condition or cash flows.

In August 2018, the SEC published Release No. 33-10532, Disclosure Update and Simplification, or DUSTR, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. Generally Accepted Accounting Principles, or GAAP, or changes in the information environment. While most of the DUSTR amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ equity (deficit) in the notes or as a separate statement for each period for which a statement of comprehensive income (loss) is required to be filed. The new interim reconciliation of changes in stockholders’ equity (deficit) is included herein as a separate statement.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. In January, July and December 2018, the FASB issued additional amendments to the new lease guidance relating to, transition, and clarification. The July 2018 amendment, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, provided an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Disclosure requirements have been enhanced with the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 became effective for the Company on January 1, 2019. The Company has implemented the standard using an optional transition method that allows the Company to initially apply the new leases standard as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. In connection with the adoption, the Company has elected to utilize the package of practical expedients, including: (1) not reassess the lease classification for any expired or existing leases, (2) not reassess the treatment of initial direct costs as they related to existing leases, and (3) not reassess whether expired or existing contracts are or contain leases. In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. The election of the hindsight practical expedient resulted in the extension of the lease term for the Company’s embedded lease.

The adoption of the new leases standard resulted in the following adjustments to the consolidated balance sheet as of January 1, 2019 (in thousands):

Increase/(Decrease)
Operating lease right-of-use assets	$4,730
Accrued liabilities (a)	$(100)
Operating lease liabilities	$484
Operating lease liabilities, net of current portion	$4,610
Deferred rent, net of current portion	$(416)
Accumulated deficit (b)	$(153)

(a)	Represents current portion of Deferred rent reclassified to Operating lease liabilities.
(b)	Represents cumulative-effect adjustment upon adoption of ASU No. 2016-02.

The adoption of ASU No. 2016-02, the new leases standard, did not impact previously reported financial results because the impact to prior periods was reflected as a cumulative-effect adjustment to the accumulated deficit under the optional transition method.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public companies for interim and annual periods beginning after December 15, 2019. Management is currently assessing the impact ASU 2016-13 will have on the Company, but it is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$743	$—	$—	$743
Money market funds	453	—	—	453
Commercial paper	72,116	—	—	72,116
Total cash and cash equivalents	73,312	—	—	73,312

Short-term investments:
Commercial paper	$16,838	$—	$—	$16,838

Total cash, cash equivalents and investments	$90,150	$—	$—	$90,150

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,037	$—	$—	$2,037
Money market funds	1,436	—	—	1,436
U.S. government agency securities	10,181	—	—	10,181
Commercial paper	74,321	—	—	74,321
Total cash and cash equivalents	87,975	—	—	87,975

Short-term investments:
U.S. government agency securities	$1,497	$—	$—	$1,497
Commercial paper	16,243	—	—	16,243
Total marketable securities and commercial paper	17,740	—	—	17,740

Total cash, cash equivalents and investments	$105,715	$—	$—	$105,715

As of March 31, 2019 and December 31, 2018, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at March 31, 2019 or December 31, 2018. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three months ended March 31, 2019 and March 31, 2018.

As of March 31, 2019 and December 31, 2018, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of March 31, 2019 and December 31, 2018, the Company held, in addition to Level II assets, a contingent put option liability associated with the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. See Note 7 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income, net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2019
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$453	$453	$—	$—
Commercial paper	88,954	—	88,954	—
Total assets measured at fair value	$89,407	$453	$88,954	$—

Liabilities
Contingent put option liability	$98	$—	$—	$98
Total liabilities measured at fair value	$98	$—	$—	$98

	As of December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,436	$1,436	$—	$—
U.S. government agency securities	11,678	—	11,678	—
Commercial paper	90,564	—	90,564	—
Total assets measured at fair value	$103,678	$1,436	$102,242	$—

Liabilities
Contingent put option liability	$121	$—	$—	$121
Total liabilities measured at fair value	$121	$—	$—	$121

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

Three Months Ended March 31, 2019
Fair value—beginning of period	$121
Change in fair value of contingent put option associated with Amended Loan Agreement	(23)
Fair value—end of period	$98

Three Months Ended March 31, 2018
Fair value—beginning of period	$207
Change in fair value of contingent put option associated with Amended Loan Agreement	(21)
Fair value—end of period	$186

3. Inventories

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	March 31, 2019	December 31, 2018
Raw materials	$1,307	$694
Work-in-process	595	160
Finished goods	501	—
Total	$2,403	$854

4. Revenue

As described in Note 1 “Organization and Summary of Significant Accounting Policies,” the Company has entered into the Amended Agreements with Grünenthal related to Zalviso and began its commercial launch of DSUVIA in the first quarter of 2019. At March 31, 2019, approximately $3.4 million of deferred revenue is attributable to the discount on future manufacturing services, which the Company expects to be recognized through 2029. For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue Recognition.”

The following table presents changes in the Company’s contract liability for the three months ended March 31, 2019:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract liability:
Deferred revenue	$3,463	$122	$(79)	$3,506

For the three months ended March 31, 2019, the Company recognized the following revenue (in thousands):

Three months ended March 31, 2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied – Amended Agreements	$79
New activities in the period from performance obligations satisfied:
Performance obligations satisfied – Amended Agreements	28
Total revenue from performance obligations satisfied	107
Royalty revenue	111
Net product sales	47
Total revenue	$265

5. U.S. Department of Defense

On May 11, 2015, the Company entered into an award contract (referred to as the DoD Contract) in which the DoD agreed to provide up to $17.0 million to the Company in order to support the development of DSUVIA. The DoD Contract period of performance ended on February 28, 2019.

Revenue is recognized based on expenses incurred by the Company in conducting research and development activities, including overhead, as set forth in the agreement. Revenue attributable to the research and development performed under the DoD Contract, is recorded as contract and other revenue in the condensed consolidated statements of comprehensive loss. There was no such revenue recorded for the three months ended March 31, 2019, while $0.1 million in contract and other revenue was recognized for the three months ended March 31, 2018.

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

For the three months ended March 31, 2019 and 2018, the Company recognized $0.2 million and $0.3 million in revenue under the Amended Agreements, respectively, primarily product sales revenue. As of March 31, 2019, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $3.1 million, respectively. The deferred revenue balance consists primarily of the significant and incremental discount on manufacturing services, which is being recognized on a straight-line basis over the period such discount is made available to Grünenthal, which began in February 2016 and is estimated to continue through 2029.

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

The accrued balance due under the Amended Loan Agreement was $10.0 million at March 31, 2019 and $12.0 million at December 31, 2018. Interest expense related to the Amended Loan Agreement was $0.4 million, $0.1 million of which represented amortization of the debt discount, for the three months ended March 31, 2019, and $0.6 million, $0.2 million of which represented amortization of the debt discount, for the three months ended March 31, 2018.

8. Leases

Office Lease

The Company leases office and laboratory space for its corporate headquarters, located at 301 – 351 Galveston Drive, Redwood City, California. In June 2017, the Company renegotiated the Lease with its Landlord, or the New Lease. The New Lease is effective from February 1, 2018 through January 31, 2024 and contains a renewal option for a six-year extension after the current expiration date. The Company does not expect that the renewal option will be exercised and has therefore excluded the option from the calculation of the right of use asset and lease liability. The initial monthly rent is approximately $0.1 million with annual increases of 3% commencing on February 1st, and the first two months to be abated provided that the Company is not in default thereunder. The lease includes non-lease components (i.e. property management costs) that are paid separately from rent based on actual costs incurred and therefore were not included in the right-of-use asset and liability but are reflected as an expense in the period incurred. The New Lease provided for an initial tenant incentive allowance of approximately $0.4 million with an expiration of the unused portion in December 2019. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term.

On January 2, 2019, the Company entered into an agreement to sublease approximately 47% of its office and laboratory space effective February 16, 2019 and expiring on January 31, 2024, or the Sublease. The initial monthly rent from the sublessee is approximately $48,000 per month with annual increases of 3% commencing on February 1st, 2019. Under the Sublease agreement, the sublessee was granted early access to the facility on January 2, 2019, which is deemed the lease commencement date and rent was abated for 45 days until the effective date of the lease. The sublessee is obligated to pay its proportionate share of property management costs on a pass-through basis. The Company incurred a total of $0.4 million in initial direct costs in entering the sublease of which approximately $0.2 million is related to the tenant improvement allowance transferred to the sublessee. Initial direct costs are being amortized over the term of the sublease.

The transfer of the tenant improvement allowance to the sublessee resulted in a change in cash flows for the New Lease and was accounted for as a modification with changes in lease term and consideration. As a result, the Company remeasured the lease liability with the revised lease payments and recognized approximately $24,000 as a decrease to the lease liability, with a corresponding adjustment to the right-of-use asset.

Contract Manufacturing Lease

On December 12, 2012, the Company entered into an agreement for commercial supply manufacturing services related to the Company’s Zalviso drug product with a contract manufacturing organization. The initial term of the agreement was through December 31, 2017, which term automatically renews in two-year increments unless earlier terminated by either party by giving eighteen months’ notice. Commencing in 2013, the Company is required to make overhead fee payments each year of $0.2 million, prorated based on aggregate revenues. The Company has determined that this fee is an in-substance fixed lease payment as it represents the minimum annual payment under the contract. The Company concluded that this agreement contains an embedded lease as the clean rooms have been built specifically for production of the Company’s product and their use is effectively controlled by the Company as it has priority over the space during the term of the agreement. The Company accounts for the agreement as an operating lease and has evaluated the non-cancelable term to be through the binding commitment date of December 31, 2021.

The components of lease expense are presented in the following table (in thousands):

Three Months Ended March 31, 2019
Operating lease costs	$340
Sublease income	(146)
Net lease costs	$194

Other information related to the operating leases is presented in the following table (in thousands, except years and percentages):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$305
Supplemental non-cash disclosures of lease activities
Transfer of tenant improvement allowance to sublease	$242
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,730

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

March 31, 2019
Weighted-average remaining term – operating lease (in years)	4.65
Weighted-average discount rate – operating lease	11.72%

Maturities of lease liabilities as of March 31, 2019 are presented in the following table (in thousands):

Year:
2019 (remaining nine months)	$978
2020	1,468
2021	1,505
2022	1,345
2023	1,386
Thereafter	116
Total future minimum lease payments	6,798
Less imputed interest	(1,640)
Total	$5,158

Reported as:
Operating lease liabilities	$729
Operating lease liabilities, net of current portion	4,429
Total lease liability	$5,158

Future minimum sublease payments as of March 31, 2019 are presented in the following table (in thousands):

Year:
2019 (remaining nine months)	$433
2020	593
2021	610
2022	629
2023	648
Thereafter	54
Total future minimum sublease payments	$2,967

The rent receivable balance is reported in the balance sheet as follows (in thousands):

Reported as:
Prepaid expenses and other current assets	$65
Other assets	413
Total rent receivable	$478

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

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. From inception through December 31, 2018, the Company’s effective annual interest rate was approximately 13.0%; however, currently the prospective rate is estimated to be approximately 7.0% as a result of lower projected European royalties from sales of Zalviso over the life of the liability because the product launch has been slower than originally anticipated. The effective interest rate for the three months ended March 31, 2019 and 2018 was approximately 7.0% and 13.6%, respectively.

The following table shows the activity within the liability account for the three months ended and the period from inception to March 31, 2019 (in thousands):

	Three months ended March 31, 2019	Period from inception to March 31, 2019
Liability related to sale of future royalties — beginning balance	$93,679	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(68)	(445)
Non-cash interest expense recognized	1,607	34,479
Liability related to sale of future royalties as of March 31, 2019	95,218	95,218
Less: current portion	(477)	(477)
Liability related to sale of future royalties — net of current portion	$94,741	$94,741

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

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan, or ESPP, as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$61	$87
Research and development	224	432
Selling, general and administrative	822	561
Total	$1,107	$1,080

As of March 31, 2019, there were 2,059,975 shares available for grant, 12,777,484 options outstanding and 848,696 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 773,754 shares available for grant under the ESPP.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	March 31,
	2019	2018
RSUs, ESPP and stock options to purchase common stock	13,983,586	10,582,177
Common stock warrants	—	176,730

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements related to the safety, efficacy and therapeutic value of DSUVIA™ (sufentanil sublingual tablet, 30 mcg) and Zalviso® (the sufentanil sublingual tablet system); the commercial potential of DSUVIA and ZALVISO, including potential market opportunities; the timing of and approach to the commercial launch of DSUVIA in the U.S.; and the status of the collaboration and license agreement with Grünenthal or any other future potential collaborations, including potential milestones and royalty payments under the Grünenthal agreement.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018.

About AcelRx Pharmaceuticals

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA™ (known as DZUVEO in Europe) and Zalviso, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the FDA approved our resubmitted NDA for DSUVIA for use in adults in certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In June 2018, the EC granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We are developing a distribution capability and commercial organization to market and sell DSUVIA in the United States. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In geographies where we decide not to commercialize ourselves, including for DZUVEO in Europe, we may seek to out-license commercialization rights. We currently intend to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although we have not yet entered into any such arrangement. We are currently evaluating the timing of the resubmission of the NDA for Zalviso. If we are successful in obtaining approval of Zalviso in the United States, we plan to potentially promote Zalviso either by ourselves or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal.

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

DSUVIA™(sufentanil sublingual tablet, 30 mcg)

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

On December 16, 2013, AcelRx and Grünenthal entered into the Amended Agreements. The License Agreement grants Grünenthal rights to commercialize Zalviso, our novel sublingual PCA system, or the Product, in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, or the Field. We retain rights with respect to the Product in countries outside the Territory, including the United States, Asia and Latin America. Under the MSA, we will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. Grünenthal shall purchase from us, during the first five years after the effective date of the MSA, 100% and thereafter 80% of Grünenthal’s and its sublicensees’ and distributors’ requirements of Product for use in the Field for the Territory. For additional information on the Amended Agreements, see Note 6 “Collaboration Agreement” in the accompanying notes to the condensed consolidated financial statements.

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

Our net loss for the three months ended March 31, 2019 was $13.7 million, compared to a net loss of $11.6 million for the three months ended March 31, 2018. As of March 31, 2019, we had an accumulated deficit of $358.5 million. As of March 31, 2019, we had cash, cash equivalents and short-term investments totaling $90.2 million compared to $105.7 million as of December 31, 2018.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018. Aside from the adoption of ASU No. 2016-02, Leases (Topic 842) explained more fully in Note 1 “Organization and Summary of Significant Accounting Policies - Leases,” and in Note 8 “Leases” in the accompanying notes to the condensed consolidated financial statements, there have been no significant changes to our critical accounting policies and estimates for the three months ended March 31, 2019, from those previously disclosed in our 2018 Annual Report on Form 10-K.

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

Three Months Ended March 31, 2019 and 2018

Revenue

Net Product Sales Revenue

We began commercial sales of DSUVIA in the first quarter of 2019. Revenues from product sales are recognized when distributors obtain control of our product, which occurs at a point in time, upon delivery to such distributors. These distributors subsequently resell the products to certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments. In addition to distribution agreements with these customers, the Company enters into arrangements with group purchasing organizations, or GPOs, and/or privately-negotiated discounts with respect to the purchase of its products. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of discounts, returns and GPO discounts and administrative fees. Variable consideration is recorded at the time product sales are recognized resulting in a reduction in product revenue.

We believe our estimated allowance for product returns requires a high degree of judgment and is subject to change based on our experience and certain quantitative and qualitative factors. We believe our estimated allowances for distributor fees, GPO discounts and administrative fees do not require a high degree of judgment because the amounts are settled within a relatively short period of time. Amounts accrued for product revenue allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate and to reflect actual experience.

For the three months ended March 31, 2019, net product sales of DSUVIA were $47,000.

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

For the three months ended March 31, 2019, we recognized $0.2 million in revenue under the Amended Agreements, $0.1 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue. For the three months ended March 31, 2018, we recognized $0.3 million in revenue under the Amended Agreements, $0.1 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue. The decrease in collaboration agreement revenue for the three months ended March 31, 2019, as compared to the prior year period, was primarily the result of Grünenthal working down its existing inventories. In 2019, we expect our collaboration agreement revenue related to product sales to increase slightly as Grünenthal’s existing inventories decrease and face expiration such that their order quantities begin to increase modestly. In addition, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL. As a result, collaboration agreement revenue is not expected to have a significant impact on our cash flows in the near-term since a significant portion of our European Zalviso royalties and milestones were already monetized with PDL in 2015. We anticipate that royalty revenues and non-cash royalty revenues from European sales of Zalviso in 2019 will be minimal.

As of March 31, 2019, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $3.1 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The original value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

For the three months ended March 31, 2019, we did not recognize any revenue under the DoD Contract for DSUVIA, while we recognized $0.1 million in DoD Contract revenue for the three months ended March 31, 2018. Under the terms of the DoD Contract, the DoD reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The DoD Contract period of performance ended on February 28, 2019.

Cost of goods sold

As mentioned above, we commenced commercial sales of DSUVIA in the first quarter of 2019. In October 2015, we initiated commercial production of Zalviso for Grünenthal. Under the Amended Agreements, we sell Zalviso to Grünenthal at a predetermined transfer price. We do not recover internal indirect costs as part of the transfer price. In addition, at current low volume levels, our direct costs are in excess of the transfer prices we are receiving from Grünenthal. Furthermore, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of Zalviso in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. However, we continue to look for additional cost saving opportunities. For example, we are currently consolidating the production of some of the components of Zalviso which we expect will result in lower manufacturing costs. To date, we have not yet resubmitted the NDA for Zalviso and sales by Grünenthal in Europe have not been substantial. If we do not timely resubmit the NDA for Zalviso and then receive timely approval and are unable to successfully launch Zalviso in the U.S., or the volume of Grünenthal sales does not increase significantly, we will not achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin.

Total cost of goods sold for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months
	Ended March 31,		$ Change	% Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Cost of goods sold	$1,230	$1,114	$116	10%

Direct costs from contract manufacturers for DSUVIA and Zalviso in the three months ended March 31, 2019 totaled $0.1 million, respectively. In the three months ended March 31, 2018, direct costs included in costs of goods sold for Zalviso totaled $0.4 million. Direct cost of goods sold for DSUVIA and Zalviso delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA and Zalviso in the three months ended March 31, 2019 totaled $1.1 million. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Indirect costs included in costs of goods sold for Zalviso totaled $0.7 million in the three months ended March 31, 2018. These indirect costs will represent a smaller percentage of revenue as our product sales increase. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach as that used to value the inventory. For the foreseeable future, we anticipate negative gross margins on Zalviso product delivered to Grünenthal.

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

We track external development expenses on a program-by-program basis. Our development resources are shared among all of our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead. Below is a summary of our research and development expenses for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months
	Ended March 31,		$ Change	% Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
DSUVIA	$145	$616	$(471)	(76)%
Zalviso	182	397	(215)	(54)%
Overhead	1,050	2,500	(1,450)	(58)%
Total research and development expenses	$1,377	$3,513	$(2,136)	(61)%

The $2.1 million decrease in research and development expenses for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to a $1.5 million decrease in overhead-related research and development expenses as we shifted the majority of our research and development personnel to support our commercialization efforts following the FDA approval of DSUVIA. In addition, we have substantially completed our DSUVIA and Zalviso development programs resulting in decreased DSUVIA- and Zalviso-related spending in the first quarter of 2019 as compared to the first quarter of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services. We expect selling, general and administrative expenses in the fiscal year 2019 to increase as compared to fiscal year 2018 expenses, as we focus our efforts on the commercialization of DSUVIA in the United States.

Total selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		$ Change	% Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Selling, general and administrative expenses	$9,976	$3,985	$5,991	150%

Selling, general and administrative expenses for the three months ended March 31, 2019 increased by $6.0 million, as compared to the three months ended March 31, 2018 primarily due to increased personnel-related expenses and programs in support of the commercial launch of DSUVIA. We have increased our headcount for selling, general and administrative efforts by 39 employees as compared to March 31, 2018.

Other (Expense) Income

Total other (expense) income for the three months ended March 31, 2019 and 2018 was as follows (in thousands, except percentages):

	Three Months Ended March 31,		$ Change	% Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Interest expense	$(376)	$(643)	$267	(42)%
Interest income and other income (expense), net	627	136	491	361%
Non-cash interest expense on liability related to sale of future royalties	(1,607)	(2,816)	1,209	(43)%
Total other (expense) income	$(1,356)	$(3,323)	$1,967	(59)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense pertains to interest on the Amended Loan Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. Refer to Note 7 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements for additional information. Primarily as a result of the lower principal balance in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, the amount of interest expense incurred decreased. As of March 31, 2019, the accrued balance due to Hercules was $10.0 million.

Interest income and other income (expense), net, for the three months ended March 31, 2019 and 2018 primarily related to interest earned on our investments. The increase is due to a larger investment balance during the three months ended March 31, 2019 as compared to the prior year period.

The increase in non-cash interest expense on the liability related to the sale of future royalties for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, is attributable to the Royalty Monetization that we completed in September 2015. As described above, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We impute interest on the liability and record interest expense based on the amount and timing of royalty and milestone payments expected to be received by ARPI LLC and paid to PDL over the life of the arrangement. There are a number of factors that could materially affect the effective interest rate and we assess this estimate on a periodic basis. As a result, future interest rates could differ significantly and any such change in the effective interest rate will be adjusted prospectively. From inception through December 31, 2018, our effective annual interest rate was approximately 13.0%; however, currently the prospective rate is estimated to be approximately 7.0% as a result of lower projected European royalties from sales of Zalviso over the life of the liability because the product launch has been slower than originally expected. The effective interest rate for the three months ended March 31, 2019 and 2018 was approximately 7.0% and 13.6%, respectively. We anticipate that we will incur approximately $7 million in non-cash interest expense related to the Royalty Monetization in the year ended December 31, 2019.

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

As of March 31, 2019, we had cash, cash equivalents and investments totaling $90.2 million compared to $105.7 million as of December 31, 2018. The decrease was primarily due to cash required to fund our continuing operations, as we began our commercialization activities for DSUVIA and support Grünenthal’s European sales of Zalviso. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the second quarter of 2020. While we believe we have sufficient capital to meet our operational requirements through at least the end of the second quarter of 2020, our expectations may change depending on a number of factors including our expenditures related to the United States commercial launch of DSUVIA, any changes or delays in the NDA resubmission of Zalviso and the FDA approval process for Zalviso. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to commercialize DSUVIA or complete development of Zalviso would be harmed.

On June 21, 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which AcelRx may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock, having an aggregate offering price of up to $40.0 million. We conducted no sales under the Sales Agreement during the first quarters of 2019 or 2018. As of March 31, 2019, we had issued and sold an aggregate of 9.8 million shares of common stock pursuant to the Sales Agreement, for which we had received net proceeds of approximately $32.5 million, after deducting commissions, fees and expenses of $0.9 million.

On September 18, 2015, we sold a portion of the expected royalty stream and commercial milestone payments from the European sales of Zalviso by Grünenthal to PDL. The total liability related to sale of future royalties to PDL as of March 31, 2019 was $95.2 million.

Pursuant to the Amended Loan Agreement, we borrowed approximately $20.5 million upon closing of the transaction on March 2, 2017, which is represented by secured term promissory notes, or the Notes. As of March 31, 2019, the accrued balance due under the Amended Loan Agreement was $10.0 million, which includes the accrued portion of the End of Term Fee. For more information, see Note 7 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of commercial paper, money market funds and U.S. government sponsored enterprise debt securities. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(13,240)	$(7,374)
Net cash provided by (used in) investing activities	371	(203)
Net cash provided by financing activities	(1,794)	(1,722)

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund commercial readiness activities for our approved product, DSUVIA, and our product candidate, Zalviso, in addition to the support of Grünenthal’s European sales of Zalviso. Our cash used for operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest expense related to the sale of future royalties and interest expense related to our debt financing.

Cash used in operating activities of $13.2 million during the three months ended March 31, 2019, reflected a net loss of $13.7 million, partially offset by aggregate non-cash charges of $2.9 million. Non-cash charges included $1.6 million in non-cash interest expense on the liability related to the royalty monetization and $1.1 million for stock-based compensation expense. The net change in our operating assets and liabilities included a $1.5 million increase in inventories, a $1.3 million increase in prepaid expenses and other current assets, and a $0.8 million decrease in accrued liabilities partially offset by a $1.5 million increase in accounts payable.

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

During the three months ended March 31, 2019, cash provided by investing activities of $0.4 million was the net result of $4.9 million in proceeds from maturity of investments, offset by $3.9 million for purchases of investments and purchases of property and equipment of $0.7 million. During the three months ended March 31, 2018, cash used in investing activities of $0.2 million was the result of $1.0 million in proceeds from maturity of investments, offset by $1.0 million for purchases of investments and purchases of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the three months ended March 31, 2019, cash used in financing activities was primarily due to $2.1 million in payments of long-term debt partially offset by $0.3 million in proceeds as a result of stock purchases made under our 2011 Employee Stock Purchase Plan, or ESPP, and stock option exercises. During the three months ended March 31, 2018, cash used in financing activities was primarily due to $1.9 million in payments of long-term debt partially offset by $0.2 million in proceeds as a result of ESPP purchases.

Operating Capital and Capital Expenditure Requirements

Our rate of cash usage may increase in the future, in particular to support the commercialization of DSUVIA, resubmit the Zalviso NDA to the FDA, and support the anticipated FDA review of the resubmitted ZALVISO NDA. In the short-term, we anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the second quarter of 2020. Our current operating plan includes anticipated activities required to resubmit the NDA for Zalviso, to support the FDA review of the resubmitted Zalviso NDA, once resubmitted, and expenditures related to the launch of DSUVIA in the United States. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to commercialize DSUVIA and complete development of Zalviso would be harmed.

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

Off-Balance Sheet Arrangements

Through March 31, 2019, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to Commercialization of DSUVIA and Zalviso

Our success depends heavily on successful commercialization of DSUVIA, which received approval in November 2018 from the FDA for use in adults in a certified medically supervised healthcare setting, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. To the extent DSUVIA is not commercially successful, our business, financial condition and results of operations will be materially harmed.*

We have invested and continue to invest a significant portion of our efforts and financial resources in the development, approval and now commercialization of DSUVIA for use in adults in a certified medically supervised healthcare setting for the management of acute pain. We believe our success is highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize DSUVIA in the United States. The success of DSUVIA will depend on numerous factors, including:

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

The degree of market acceptance of DSUVIA, and Zalviso, if approved, in the United States, or DZUVEO and Zalviso in Europe, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the use of DSUVIA for the management of moderate-to-severe acute pain by a healthcare professional for patient types that were not specifically studied in our Phase 3 trials;

•	the use of Zalviso for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any adverse events, or AEs, or serious adverse events, or SAEs;

•	overcoming any perceptions of sufentanil as a potentially unsafe drug due to its high potency opioid status;

•	limitations or warnings contained in the FDA-approved label for DSUVIA, or the European Medicines Agency, or EMA-approved label for DZUVEO, or Zalviso;

•	restrictions or limitations placed on DSUVIA due to the REMS;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval; and,

•	our ability to obtain and maintain sufficient third-party coverage and reimbursement.

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

We have recently increased, and will continue to increase, the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of March 31, 2019, we had approximately 73 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources to address our commercialization efforts for DSUVIA and potential commercialization of Zalviso in the United States, subject to FDA approval. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of DSUVIA and our other product candidates.

Our future financial performance and our ability to commercialize DSUVIA and our other product candidates that may receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize DSUVIA, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:

•	manage our development efforts effectively;

•	integrate additional management, administrative and manufacturing personnel;

•	further develop our marketing and sales organization; and

•	maintain sufficient administrative, accounting and management information systems and controls.

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals could materially and adversely affect our business and operations.

Guidelines and recommendations published by government agencies, as well as non-governmental organizations, can reduce the use of DSUVIA, and Zalviso, if approved in the United States.

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include DSUVIA and Zalviso, if approved in the United States. Recommendations of government agencies or non-governmental organizations may relate to such matters as maximum quantities dispensed to patients, dosage, route of administration, and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact DSUVIA and our ability to gain marketing approval of Zalviso in the United States. Regulations or guidelines suggesting the reduced use of certain drug classes that may include DSUVIA or Zalviso, or the use of competitive or alternative products as the standard-of-care to be followed by patients and healthcare providers, could result in decreased use of DSUVIA or Zalviso, if approved, or negatively impact our ability to gain market acceptance and market share. The U.S. government and state legislatures have prioritized combatting the growing misuse and addiction to opioids and opioid overdose deaths and have enacted legislation and regulations as well as other measures intended to fight the opioid epidemic. Addressing opioid drug abuse is a priority for the current U.S. administration and the FDA and is part of a broader initiative led by the Department of Health and Human Services, or HHS. Overall, there is greater scrutiny of entities involved in the manufacture, sale and distribution of opioids. These initiatives, existing regulations, and any negative publicity related to opioids may have a material impact on our business and our ability to manufacture opioid products.

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

In addition, a significant number of lawsuits have been filed against other opioid manufacturers, distributors, and others in the supply chain by cities, counties, state Attorney's General and private persons seeking to hold them accountable for opioid misuse and abuse. The lawsuits assert a variety of claims, including, but not limited to, public nuisance, negligence, civil conspiracy, fraud, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, or similar state laws, violations of state Controlled Substance Act or state False Claims Act, product liability, consumer fraud, unfair or deceptive trade practices, false advertising, insurance fraud, unjust enrichment and other common law and statutory claims arising from defendants’ manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys’ fees and costs. The claims generally are based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or an alleged failure to take adequate steps to prevent abuse and diversion. While our products are designed for use solely in supervised certified medically supervised healthcare settings and administered only by a healthcare professional in these settings, and are not distributed or available at retail pharmacies to patients by prescription, we can provide no assurance that parties will not file lawsuits of this type against us in the future. In addition, current public perceptions of the public health issue of opioid abuse may present challenges to favorable resolution of any potential claims. Accordingly, we cannot predict whether we may become subject of these kinds of investigations and lawsuits in the future, and if we were to be named as a defendant in such actions, we cannot predict the ultimate outcome. Any allegations against us may negatively affect our business in various ways, including through harm to our reputation.

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

If we, or current and potential partners, are unable to compete effectively, our products may not reach their commercial potential.*

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

Often used in combination with opioids are generic injectable local anesthetics, such as bupivacaine, or branded formulations thereof, including Pacira Pharmaceuticals, Inc.’s EXPAREL. In addition, Heron Therapeutics, Inc. is in Phase 3 development of HTX-011, a long-acting formulation of the local anesthetic bupivacaine in a fixed-dose combination with the anti-inflammatory meloxicam for the prevention of post-operative pain. These products may reduce the amount of opioids required to achieve adequate pain control but usually do not obviate the need for opioids completely. Similarly, there are many IV formulations of non-steroidal anti-inflammatory drugs, or NSAIDS, for treatment of acute pain, such as generic IV ketorolac, Pfizer’s DYLOJECT, Cumberland Pharmaceuticals Inc.’s CALDOLOR and IV meloxicam for the treatment of moderate-to-severe acute pain, in development by Recro Pharma, Inc. These products are all invasively administered via an IV and, as a result, we do not believe they are direct competitors to the non-invasive DSUVIA.

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

Also available on the market is the Avancen Medication on Demand, or MOD, an oral PCA device developed by Avancen MOD Corporation. Oral opioids and other agents can be used in this system. Oral opioids tend to have slower onset than transmucosal opioids, such as Zalviso. The Medicine Company’s IONSYS is a non-invasive transdermal opioid PCA that could potentially compete with Zalviso; however, a worldwide recall of the product was announced due to a commercial refocusing of the company. Additional potential opioid competitors for Zalviso include Cara Therapeutics, Inc., who is developing a kappa opioid agonist, CR845, as an IV agent for the management of post-operative moderate-to-severe pain. Also, Trevena, Inc., is in development for IV oliceridine, an intravenous G-protein biased ligand that targets the mu-opioid receptor for the treatment of moderate-to-severe acute pain, with a clinical development focus in acute post-operative pain. Both of these product candidates are invasive and, therefore, we do not believe they are direct competition to the non-invasive Zalviso.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, Centers for Medicare & Medicaid Services, or CMS, announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. In addition, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal healthcare Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other proposed measures will require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.*

If we are found to have improperly promoted off-label uses of our products, including DSUVIA, or Zalviso, if approved in the United States, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. While we have received marketing approval for DSUVIA for our proposed indication, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties and a requirement for corrective advertising, including Dear Doctor letters. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of DSUVIA in the United States, or Zalviso, if approved in the United States, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Risks Related to Clinical Development and Regulatory Approval

Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.*

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the PPACA. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

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

The success of Zalviso, in part, relies upon our ability to develop and receive regulatory approval of this product candidate in the United States for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Our Phase 3 program for Zalviso initially consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the FDA in September 2013, which the FDA then accepted for filing in December 2013. In July 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso, or the Zalviso CRL. The Zalviso CRL contained requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of device errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the Zalviso CRL, a clinical trial was needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of a meeting with the FDA in September 2015, we completed the protocol review with the FDA and initiated this study, IAP312, in September 2016.

IAP312 was a Phase 3 study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. The IAP312 study was designed to rule out a 5% device failure rate. The study design required a minimum of 315 patients. In the IAP312 study, sites proactively looked for tablets that were dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The IAP312 study evaluated all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. If the FDA includes the rate of inadvertent dispensing along with the device failures to calculate a total error rate, the resulting error rate may be unacceptable to the FDA. Further, the correspondence from the FDA suggests that we may need to modify the Risk Evaluation and Mitigation Strategies, or REMS, for Zalviso to address dropped tablets. We intend to submit the IAP312 study results as part of our resubmission of the NDA for Zalviso. We are currently evaluating the timing of the resubmission of our NDA for Zalviso.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2019 and may continue to incur losses in the future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of March 31, 2019, we had an accumulated deficit of $358.5 million.

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

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with our ongoing activities including the commercial launch of DSUVIA in the United States and support for FDA regulatory review of the resubmitted Zalviso NDA, once resubmitted. While we believe we have sufficient capital resources to continue planned operations through at least the end of the second quarter of 2020, we will need additional capital to pursue full commercialization of DSUVIA and Zalviso, if approved.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, including under the Sales Agreement with Cantor, which would result in dilution to our stockholders or impose restrictive covenants that may adversely impact our business. The sale of additional equity or convertible debt securities would result in the issuance of additional shares of our capital stock and dilution to all of our stockholders. For example, as of March 31, 2019, we had issued and sold an aggregate of 9.8 million shares of common stock pursuant to the Sales Agreement with Cantor, for which we had received net proceeds of approximately $32.5 million. In addition, in the third quarter of 2018, we completed an underwritten public offering of 8,636,636 shares of common stock, at a price of $2.75 per share to the public, less underwriting discounts and commissions. In the fourth quarter of 2018, we completed an additional underwritten public offering of 14,603,173 shares of common stock, at a price of $3.15 per share to the public, less underwriting discounts and commissions. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected, and we may not be able to meet our debt service obligations.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.

As of March 31, 2019, we have approximately $10.0 million of debt, which includes the accrual portion of the End of Term Fee, under our Amended Loan Agreement with Hercules. The Amended Loan Agreement has a scheduled maturity date of March 2020 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

On May 11, 2015, we entered into an award contract supported by the Clinical and Rehabilitative Medicine Research Program, or CRMRP, of the United States Army Medical Research and Materiel Command, or USAMRMC, within the DoD in which the DoD agreed to provide up to $17.0 million to support the development of DSUVIA, referred to as the DoD Contract. Under the terms of the DoD Contract, the DoD has reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The period of performance under the DoD Contract began on May 11, 2015 and extended through February 28, 2019. Funding under the DoD Contract will be subject to audit by the DoD to ensure adherence to specific guidance, policies and procedures. The DoD may find deficiencies during the course of an audit which could jeopardize, or even eliminate, continued funding from the DoD, as well as require repayment of any funds they had provided us since inception of the DoD Contract. In addition, if the DoD determines that we have failed to comply with specific contractual or legal requirements, or fail to satisfy an audit, a variety of penalties can be imposed in addition to monetary damages, including criminal and civil penalties. The DoD could suspend or debar us from all government contract work. The occurrence of any of these actions could harm our reputation and could have a material adverse impact on our results of operations.

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

Related to the Zalviso device, we have conducted multiple Design Validation, Software Verification and Validation, Reprocessing and Human Factors studies, and have manufactured for and completed Phase 3 clinical trials using the intended commercial device. We have made modifications to the design of the Zalviso device subsequent to the original submission of the Zalviso NDA, which we plan to include as a part of the resubmitted Zalviso NDA. We submitted a protocol to the FDA for a clinical study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol in response to the Zalviso CRL. We completed the protocol review with the FDA for the study, known as IAP312, and announced positive results from this study in August 2017, which we intend to use to support the planned NDA resubmission. We are currently evaluating the timing of the resubmission of our NDA for Zalviso. However, if any additional changes to the device are requested by FDA and are substantial, the FDA may require us to perform further clinical trials or studies in order to approve the device for commercial use.

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

For DSUVIA, we currently package the finished goods under a manual process at the Sharp facility and have a secondary contract packaging facility identified. We also intend to package finished goods of DZUVEO at the Sharp facility in the same manner. The capacity and cost to package the finished goods under this manual process is not optimal to support successful future sales of DSUVIA and DZUVEO. We have initiated the process to purchase an automated filling and packaging line to support increased capacity packaging for DSUVIA. We expect to complete the acquisition and installation of this line in 2019. There is no assurance that we will be able to successfully purchase, install or validate the automated filling and packaging line for DSUVIA. If we are successful in the purchase, installation and validation of this equipment and process, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product on this line.

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

•

foreign laws, regulations, standards and regulatory guidance which govern the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, or GDPR, which introduces strict requirements for processing personal data of individuals within the European Union;

•

the federal transparency law, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the Affordable Care Act), and its implementing regulations, requires certain manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS information related to payments and other transfers of value provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

analogous state laws that may apply to our business practices, including but not limited to, state laws that require pharmaceutical companies to implement compliance programs and/or comply with the pharmaceutical industry’s voluntary compliance guidelines; state laws that impose restrictions on pharmaceutical companies’ marketing practices and require manufacturers to track and file reports relating to pricing and marketing information, which requires tracking and reporting gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects; and,

•

the federal Foreign Corrupt Practices Act of 1977, United Kingdom Bribery Act 2010 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these or any other healthcare regulatory laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses or divert our management’s attention from the operation of our business.

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

We are exposed to the risk that our employees, independent contractors, investigators, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates (1) the laws of the FDA and similar foreign regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulatory bodies; (2) healthcare fraud and abuse laws of the United States and similar foreign fraudulent misconduct laws; and (3) laws requiring the reporting of financial information or data accurately. Specifically, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry are subject to extensive laws designed to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. It is not always possible to identify and deter employee and other third-party misconduct. The precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreements to resolve allegations of non-compliance with these laws, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of March 31, 2019, we are the owner of record of 69 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents, inclusive of the patents we have listed in the FDA’s Orange Book for DSUVIA, are expected to provide coverage until at least 2027 – 2031.

Because sufentanil is not a new chemical entity, its regulatory exclusivity period in the United States is limited to three years under the Hatch-Waxman Act. While the FDA may not approve a 505(b)(2) NDA or ANDA using DSUVIA at its reference listed drug prior to November 2, 2021, we may be subject to certification based on the patents we have listed in the FDA’s Orange Book for DSUVIA and engage in litigation against such a 505(b)(2) or ANDA applicant at any time.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, our stock price dropped by 60% on October 12, 2017, the day we announced the receipt of the DSUVIA CRL from the FDA. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States and/or to successfully develop and commercialize Zalviso in the United States;

•	inability to obtain additional funding, including funding necessary for the planned commercialization and manufacturing of DSUVIA, if approved, Zalviso, in the United States;

•	any delay in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the Zalviso NDA, upon resubmission;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	inability to maintain ISO 13485 certification and CE Mark approval for Zalviso;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Immediately following the filing of this Quarterly Report on Form 10-Q, we plan to increase the amount of shares of Common Stock we can sell under the Sales Agreement with Cantor by $40 million and file a prospectus supplement covering the offer and sale of shares of Common Stock having an aggregate offering price of up to $46,564,331, which includes the amount that remained for sale under the Sales Agreement before the increase. The opinion of our counsel regarding the validity of the Shares that will be issued pursuant to the Sales Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 5.1.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	02/18/2011

3.2	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	01/07/2011

5.1	Opinion of Cooley LLP

23.1	Consent of Cooley LLP (contained in Exhibit 5.1)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 9, 2019	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi M. Asadorian
Raffi M. Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)