Form 10-Q
period 2019-06-30
ACELRX PHARMACEUTICALS INC
filed 2019-08-06
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 001-35068

ACELRX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

351 Galveston Drive

Redwood City, CA 94063

(650) 216-3500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which registered:
Common Stock, $0.001 par value	ACRX	The Nasdaq Global Market

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

As of July 24, 2019, the number of outstanding shares of the registrant’s common stock was 79,435,542.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Form 10-Q, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-Q are contained principally under “Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Other Information - Item 1A. Risk Factors”. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•	our success in commercializing DSUVIA® (sufentanil sublingual tablet, 30 mcg) in the United States, including the marketing, sales, and distribution of the product;

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

In addition, you should refer to “Part II. Other Information - Item 1A. Risk Factors” in this Form 10-Q for a discussion of these and other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2019 (Unaudited)	December 31, 2018(1)
Assets
Current Assets:
Cash and cash equivalents	$65,071	$87,975
Short-term investments	26,475	17,740
Accounts receivable, net	221	49
Tax receivable	352	352
Inventories	2,844	854
Prepaid expenses and other current assets	1,855	1,024
Total current assets	96,818	107,994
Operating lease right-of-use assets	4,326	—
Property and equipment, net	12,598	11,483
Long-term tax receivable	351	351
Other assets	1,019	705
Total Assets	$115,112	$120,533

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$2,334	$2,070
Accrued liabilities	4,276	4,540
Long-term debt, current portion	—	8,611
Deferred revenue, current portion	324	315
Operating lease liabilities, current portion	759	—
Liability related to the sale of future royalties, current portion	592	392
Total current liabilities	8,285	15,928
Long-term debt, net of current portion	23,770	3,380
Deferred revenue, net of current portion	2,990	3,148
Operating lease liabilities, net of current portion	4,239	—
Liability related to the sale of future royalties, net of current portion	93,537	93,287
Other long-term liabilities	710	537
Total liabilities	133,531	116,280

Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 78,914,170 and 78,757,930 shares issued and outstanding as of June 30, 2019 and December 31, 2018	79	78
Additional paid-in capital	352,454	349,194
Accumulated deficit	(370,952)	(345,019)
Total stockholders’ (deficit) equity	(18,419)	4,253
Total Liabilities and Stockholders’ (Deficit) Equity	$115,112	$120,533

(1)

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Net product sales	$55	$—	$102	$—
Collaboration agreement	886	351	1,104	625
Contract and other	—	467	—	536
Total revenue	941	818	1,206	1,161

Operating costs and expenses:
Cost of goods sold	1,810	749	3,040	1,863
Research and development	1,163	3,278	2,540	6,791
Selling, general and administrative	11,329	3,944	21,305	7,929
Total operating costs and expenses	14,302	7,971	26,885	16,583
Loss from operations	(13,361)	(7,153)	(25,679)	(15,422)
Other income (expense):
Interest expense	(500)	(586)	(876)	(1,229)
Interest income and other income (expense), net	456	195	1,083	331
Non-cash interest income (expense) on liability related to future sale of royalties	996	(2,995)	(611)	(5,811)
Total other income (expense)	952	(3,386)	(404)	(6,709)
Net loss before income taxes	(12,409)	(10,539)	(26,083)	(22,131)
Provision for income taxes	(3)	(2)	(3)	(2)
Net loss	$(12,412)	$(10,541)	$(26,086)	$(22,133)
Comprehensive loss	$(12,412)	$(10,541)	$(26,086)	$(22,133)
Net loss per share of common stock, basic and diluted	$(0.16)	$(0.20)	$(0.33)	$(0.43)
Shares used in computing net loss per share of common stock, basic and diluted	78,902,470	51,841,550	78,845,944	51,388,762

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2018	78,757,930	$78	$349,194	$(345,019)	$—	$4,253
Cumulative effect adjustment for adoption of ASU No. 2016-02	—	—	—	153	—	153
Stock-based compensation	—	—	1,107	—	—	1,107
Issuance of common stock upon exercise of stock options	13,583	—	31	—	—	31
Issuance of common stock upon ESPP purchase	85,135	1	238	—	—	239
Net loss	—	—	—	(13,674)	—	(13,674)
Balance as of March 31, 2019	78,856,648	$79	$350,570	$(358,540)	$—	$(7,891)
Stock-based compensation	—	—	1,346	—	—	1,346
Issuance of common stock upon exercise of stock options	57,522	—	155	—	—	155
Issuance of warrants related to debt financing	—	—	383	—	—	383
Net loss	—	—	—	(12,412)	—	(12,412)
Balance as of June 30, 2019	78,914,170	$79	$352,454	$(370,952)	$—	$(18,419)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2017	50,899,154	$51	$261,310	$(297,870)	$—	$(36,509)
Stock-based compensation	—	—	1,080	—	—	1,080
Issuance of common stock upon ESPP purchase	92,290	—	141	—	—	141
Net loss	—	—	—	(11,592)	—	(11,592)
Balance as of March 31, 2018	50,991,444	$51	$262,531	$(309,462)	$—	$(46,880)
Stock-based compensation	—	—	1,048	—	—	1,048
Issuance of common stock in connection with equity financings	2,335,743	2	7,405	—	—	7,407
Net loss	—	—	—	(10,541)	—	(10,541)
Balance as of June 30, 2018	53,327,187	$53	$270,984	$(320,003)	$—	$(48,966)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,086)	$(22,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(118)	(155)
Non-cash interest (income) expense on liability related to royalty monetization	611	5,811
Depreciation and amortization	734	293
Non-cash interest expense related to debt financing	234	344
Stock-based compensation	2,453	2,128
Other	(212)	(79)
Changes in operating assets and liabilities:
Accounts receivable	(172)	760
Inventories	(1,990)	293
Prepaid expenses and other assets	(632)	(561)
Other assets	(314)	—
Accounts payable	559	469
Accrued liabilities	(164)	(837)
Operating lease liabilities	(313)	—
Deferred rent	—	65
Deferred revenue	(149)	(182)
Net cash used in operating activities	(25,559)	(13,784)
Cash flows from investing activities:
Purchase of property and equipment	(1,790)	(387)
Purchase of investments	(28,156)	(12,844)
Proceeds from maturities of investments	19,700	3,600
Net cash used in investing activities	(10,246)	(9,631)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,000	—
Payment of costs in connection with refinancing of long-term debt	(190)	—
Payment of long-term debt	(3,470)	(3,762)
Extinguishment of debt	(8,864)	—
Net proceeds from issuance of common stock in connection with equity financings	—	7,407
Net proceeds from issuance of common stock through equity plans	425	141
Net cash provided by financing activities	12,901	3,786
Net decrease in cash and cash equivalents	(22,904)	(19,629)
Cash and cash equivalents—Beginning of period	87,975	52,902
Cash and cash equivalents—End of period	$65,071	$33,273

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO in Europe) and Zalviso®, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In geographies where AcelRx decides not to commercialize products by itself, including for DZUVEO in Europe, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although it has not yet entered into any such arrangement. The Company is currently evaluating the timing of the resubmission of the new drug application, or NDA, for Zalviso. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

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

Zalviso

Zalviso delivers 15 mcg sufentanil sublingually through a non-invasive delivery route via a pre-programmed, patient-controlled analgesia, or PCA, system. Zalviso is approved in Europe and is in late-stage development in the United States. The Company had initially submitted to the FDA an NDA seeking approval for Zalviso in September 2013 but received a complete response letter, or CRL, on July 25, 2014. Subsequently, the FDA requested an additional clinical study, IAP312, designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. In the IAP312 study, for which top-line results were announced in August 2017, Zalviso met safety, satisfaction and device usability expectations. These results will supplement the three Phase 3 trials already completed in the Zalviso NDA resubmission. The Company is currently evaluating the timing of the NDA resubmission for Zalviso.

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which grants Grünenthal rights to commercialize the Zalviso PCA system, or the Product, in the countries of the European Union, or EU, Switzerland, Liechtenstein, Iceland, Norway and Australia (collectively, the Territory) for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, (collectively, the Field). In September 2015, the EC approved the marketing authorization application, or MAA, previously submitted to the EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. On December 16, 2013, AcelRx and Grünenthal, entered into a Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company and Grünenthal amended the MSA, or the Amended MSA, effective as of July 17, 2015. The Amended MSA and the Amended License Agreement are referred to as the Amended Agreements.

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

Except as the context otherwise requires, when we refer to "we," "our," "us," the "Company" or "AcelRx" in this document, we mean AcelRx Pharmaceuticals, Inc., and its consolidated subsidiary. “DZUVEO” is a trademark, and “ACELRX”, “DSUVIA” and “Zalviso” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ARPI LLC, which was formed in September 2015 for the sole purpose of facilitating the Royalty Monetization. All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 8 “Liability Related to Sale of Future Royalties” for additional information.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the United States. Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018, was derived from the Company’s audited financial statements as of December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method for all inventories. Inventory includes the cost of the active pharmaceutical ingredients, or API, raw materials and third-party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are allocated to the appropriate cost pool and then absorbed into inventory based on the units produced or distributed, assuming normal capacity, in the applicable period. Indirect overhead costs in excess of normal capacity are recorded as period costs in the period incurred. DSUVIA was approved by the FDA in November 2018. Prior to FDA approval, all manufacturing costs for DSUVIA were expensed to research and development. Upon FDA approval, manufacturing costs for DSUVIA manufactured for commercial sale have been capitalized.

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

Revenue from Contracts with Customers

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

Contract and other revenue

The Company entered into award contracts with U.S. Department of Defense, or the DoD, to support the development of DSUVIA. These contracts provided for the reimbursement of qualified expenses for research and development activities. Revenue under these arrangements was recognized when the related qualified research expenses were incurred. The Company was entitled to reimbursement of overhead costs associated with the study costs under the DoD arrangements. The Company estimated this overhead rate by utilizing forecasted expenditures. Final reimbursable overhead expenses were dependent on direct labor and direct reimbursable expenses throughout the life of each contract. The DoD Contract period of performance ended on February 28, 2019.

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

Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties

In September 2015, the Company sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by its commercial partner, Grünenthal, pursuant to the Collaboration and License Agreement, dated as of December 16, 2013, as amended, to PDL for gross proceeds of $65.0 million, referred to as the Royalty Monetization. The Company continues to have significant continuing involvement in the Royalty Monetization primarily due to an obligation to supply Zalviso to Grünenthal. Under the relevant accounting guidance, because of the Company’s significant continuing involvement, the Royalty Monetization is accounted for as a liability that is being amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty and milestone payments to be received by ARPI LLC and payments made to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds the Company received, are amortized as interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records interest expense, or interest income, as estimates are updated related to the Royalty Monetization, accordingly.

There are a number of factors that could materially affect the amount and timing of royalty and milestone payments from Zalviso in Europe, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of Grünenthal’s sales and promotion of Zalviso, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Zalviso, significant changes in foreign exchange rates as the royalties remitted to ARPI LLC are made in U.S. dollars, and other events or circumstances that could result in reduced royalty payments from European sales of Zalviso, all of which may result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Monetization. Conversely, if sales of Zalviso in Europe are more than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Monetization. The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the interest rate. Because estimated sales forecasts and payments may vary over the life of the Royalty Monetization, the Company may be required to recognize interest income as the imputed interest rate is adjusted prospectively to reflect the revised effective interest rate over the term of the Royalty Monetization.

The Company records non-cash royalty revenues and non-cash interest income (expense), within its Consolidated Statements of Comprehensive Loss over the term of the Royalty Monetization.

When the expected payments under the Royalty Monetization are lower than the gross proceeds of $65.0 million received, the Company defers recognition of any probable contingent gain until the Royalty Monetization liability expires.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2018. Aside from the adoption of ASU No. 2016-02, Leases (Topic 842) described below under “Recently Adopted Accounting Standards” and explained more fully above in “Leases,” and in Note 7 “Leases” below, there have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2019, from those previously disclosed in its 2018 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for public companies for interim and annual periods beginning after December 15, 2019. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses”, or ASU 2019-05, to allow entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. The new effective dates and transition align with those of ASU 2016-13. Management is currently assessing the impact ASU 2016-13 and ASU 2019-05 will have on the Company, but it does not anticipate adoption of these new standards to have a material impact on the Company’s financial position, results of operations and cash flows.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$3,018	$—	$—	$3,018
Money market funds	286	—	—	286
Commercial paper	61,767	—	—	61,767
Total cash and cash equivalents	65,071	—	—	65,071

Short-term investments:
Commercial paper	$26,475	$—	$—	$26,475
Total cash, cash equivalents and investments	$91,546	$—	$—	$91,546

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,037	$—	$—	$2,037
Money market funds	1,436	—	—	1,436
U.S. government agency securities	10,181	—	—	10,181
Commercial paper	74,321	—	—	74,321
Total cash and cash equivalents	87,975	—	—	87,975

Short-term investments:
U.S. government agency securities	$1,497	$—	$—	$1,497
Commercial paper	16,243	—	—	16,243
Total marketable securities and commercial paper	17,740	—	—	17,740

Total cash, cash equivalents and investments	$105,715	$—	$—	$105,715

As of June 30, 2019 and December 31, 2018, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at June 30, 2019 or December 31, 2018. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and six months ended June 30, 2019 and June 30, 2018.

As of June 30, 2019 and December 31, 2018, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of June 30, 2019, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford. Similarly, as of December 31, 2018, the Company held a contingent put option liability associated with the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, or Prior Agreement, with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of each of the contingent put option liabilities was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of these liabilities are recorded in interest income and other income, net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2019
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$286	$286	$—	$—
Commercial paper	88,242	—	88,242	—

Total assets measured at fair value	$88,528	$286	$88,242	$—

Liabilities
Contingent put option liability	$657	$—	$—	$657

Total liabilities measured at fair value	$657	$—	$—	$657

	As of December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,436	$1,436	$—	$—
U.S. government agency securities	11,678	—	11,678	—
Commercial paper	90,564	—	90,564	—

Total assets measured at fair value	$103,678	$1,436	$102,242	$—

Liabilities
Contingent put option liability	$121	$—	$—	$121

Total liabilities measured at fair value	$121	$—	$—	$121

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fair value—beginning of period	$98	$121
Fair value of contingent put option associated with the Loan Agreement	657	657
Change in fair value of contingent put option associated with the Prior Agreement	(98)	(121)
Fair value—end of period	$657	$657

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Fair value—beginning of period	$186	$207
Change in fair value of contingent put option associated with the Prior Agreement	(20)	(41)
Fair value—end of period	$166	$166

3. Inventories

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	June 30, 2019	December 31, 2018
Raw materials	$1,422	$694
Work-in-process	273	160
Finished goods	1,149	—
Total	$2,844	$854

4. Revenue

As described in Note 1 “Organization and Summary of Significant Accounting Policies,” the Company has entered into the Amended Agreements with Grünenthal related to Zalviso and began its commercial launch of DSUVIA in the first quarter of 2019. At June 30, 2019, approximately $3.3 million of deferred revenue is attributable to the discount on future manufacturing services, which the Company expects to be recognized through 2029. For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers.”

The following table presents changes in the Company’s contract liability for the six months ended June 30, 2019:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract liability:
Deferred revenue	$3,463	$131	$(280)	$3,314

During the three and six months ended June 30, 2019, the Company recognized the following revenue (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied – Amended Agreements	$79	$158
New activities in the period from performance obligations satisfied:
Performance obligations satisfied – Amended Agreements	649	677
Total revenue from performance obligations satisfied	728	835
Royalty revenue	158	269
Net product sales	55	102
Total revenue	$941	$1,206

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

For the three and six months ended June 30, 2019, the Company recognized $0.9 million and $1.1 million in revenue under the Amended Agreements, respectively. For the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million in revenue under the Amended Agreements, respectively. As of June 30, 2019, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $3.0 million, respectively. The deferred revenue balance consists primarily of the significant and incremental discount on manufacturing services, which is being recognized on a straight-line basis over the period such discount is made available to Grünenthal, which began in February 2016 and is estimated to continue through 2029.

6. Long-Term Debt

Prior Agreement with Hercules

The Prior Agreement with Hercules required equal monthly payments of principal and interest through the scheduled maturity date of March 1, 2020. In addition, the Prior Agreement required a final payment equal to 6.5% of the aggregate principal amount of $20.5 million in loans, or the End of Term Fee, owed upon full repayment of the loan. On May 30, 2019, the Company used approximately $8.9 million of the proceeds from the Loan Agreement with Oxford (described below) to repay its outstanding obligations under the Prior Agreement, including the outstanding principal plus accrued interest of $7.4 million, and the End of Term Fee of $1.3 million. We accounted for the termination of the Prior Agreement as a debt extinguishment and, accordingly, incurred a loss of approximately $0.2 million associated with the unamortized End of Term Fee.

Interest expense related to the Amended Loan Agreement with Hercules was $0.2 million, $0.1 million of which represented amortization of the debt discount, for the three months ended June 30, 2019, and $0.6 million, $0.2 million of which represented amortization of the debt discount, for the six months ended June 30, 2019. Interest expense related to the Amended Loan Agreement with Hercules was $0.6 million, $0.1 million of which represented amortization of the debt discount, for the three months ended June 30, 2018, and $1.2 million, $0.3 million of which represented amortization of the debt discount, for the six months ended June 30, 2018.

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019. The Company used approximately $8.9 million of the proceeds from the Loan to repay its outstanding obligations under the Prior Agreement, as described above. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, the Company received $15.9 million in net proceeds.

The interest rate is calculated at a rate equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.50%, plus (b) 6.75%. Payments on the Loan are interest-only until July 1, 2020 followed by equal principal payments and monthly accrued interest payments through the scheduled maturity date of June 1, 2023. At the Company’s election, the interest-only period may be extended to July 1, 2021, if prior to June 30, 2020, the Company receives unrestricted net cash proceeds of at least $45.0 million from either (i) the issuance and sale of equity securities, or (ii) “up front” payments in connection with a joint venture, collaboration or other partnering transaction, both of which are on terms and conditions acceptable to the Lender. A final payment equal to 5% of the aggregate principal amount of the Loan, or EOT Fee, will be due at the earlier of the maturity date, acceleration of the Loan, or prepayment of the Loan. The Company’s obligations under the Loan Agreement are secured by a security interest in all the assets of the Company, other than the Company’s intellectual property which is subject to a negative pledge.

The Company may prepay the Loan at any time. If the Loan is paid prior to the maturity date, the Company will pay the Lender a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 2% if the prepayment occurs before May 30, 2020, 1.5% if the prepayment occurs after May 30, 2020, but on or before May 30, 2021 or 1% if the prepayment occurs after May 30, 2021. Upon voluntary or mandatory prepayment, in addition to the prepayment charge, the Company is required to pay the EOT Fee, Lender’s expenses and all outstanding principal and accrued interest through the prepayment date.

The Loan Agreement includes customary representations and covenants that, subject to exceptions, will restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. The Loan Agreement requires that the Company always maintain unrestricted cash of not less than $5.0 million in accounts subject to control agreements in favor of Lender, tested monthly as of the last day of the month.

The Loan Agreement also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lender’s security interest or in the value of the collateral, a material adverse change in business, operations or the prospect of repayment, events relating to bankruptcy or insolvency. The Loan also contains a cross default provision, under which if a third party (under any agreement) has the right to accelerate indebtedness greater than $250,000, the Loan would also be considered in default. In addition, the Loan defines events which negatively impact government approvals, judgements in excess of $500,000 and the delisting of the Company’s shares of common stock on the Nasdaq Global Market, or Nasdaq, as events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Acceleration would result in the payment of any applicable prepayment charges and application of the default interest rate to the outstanding balance until payment is made if full. The Company bifurcated a compound derivative liability related to a contingent interest feature and acceleration upon default provision (contingent put option) provided to the Lender. The bifurcated embedded derivative must be valued and separately accounted for in the Company’s financial statements. As of May 30, 2019 (the date of issuance) and June 30, 2019, the estimated fair value of the contingent put option liability was $0.7 million and $0.7 million, respectively, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss.

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 176,679 shares of the Company’s common stock with a per share exercise price of $2.83, or the Warrants. The Warrants have been classified within stockholders’ deficit and accounted for as a discount to the loan by allocating the gross proceeds on a relative fair value basis. For further discussion, see Note 9 “Warrants”.

Interest expense related to the Loan Agreement was $0.3 million, $0.1 million of which represented amortization of the debt discount, for the three and six months ended June 30, 2019.

7. Leases

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

The components of lease expense are presented in the following table (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease costs	$340	$680
Sublease income	(150)	(296)
Net lease costs	$190	$384

Other information related to the operating leases is presented in the following table (in thousands, except years and percentages):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$308	$613
Supplemental non-cash disclosures of lease activities
Transfer of tenant improvement allowance to sublease	$—	$242
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,730

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

June 30, 2019
Weighted-average remaining term – operating lease (in years)	4.39
Weighted-average discount rate – operating lease	11.72%

Maturities of lease liabilities as of June 30, 2019 are presented in the following table (in thousands):

Year:
2019 (remaining six months)	$670
2020	1,468
2021	1,505
2022	1,345
2023	1,386
Thereafter	116
Total future minimum lease payments	6,490
Less imputed interest	(1,492)
Total	$4,998

Reported as:

Operating lease liabilities	$759
Operating lease liabilities, net of current portion	4,239
Total lease liability	$4,998

Future minimum sublease payments as of June 30, 2019 are presented in the following table (in thousands):

Year:
2019 (remaining six months)	$288
2020	593
2021	610
2022	629
2023	648
Thereafter	54
Total future minimum sublease payments	$2,822

The rent receivable balance is reported in the balance sheet as follows (in thousands):

Reported as:

Prepaid expenses and other current assets	$69
Other assets	394
Total rent receivable	$463

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

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s prior estimates or the timing of such payments is materially different than its prior estimates, the Company prospectively adjusts the amortization of the liability and the effective interest rate. From inception through December 31, 2018, the Company’s effective annual interest expense rate was approximately 13.0%. During the three months ended June 30, 2019, the Company made a material revision to its estimates which resulted in an interest income rate on the Royalty Monetization liability balance at a prospective average rate of approximately 4.2%, which will be applied over the remaining term of the agreement. The change in estimate of future payments to PDL was a result of lower projected European royalties and milestones from sales of Zalviso over the life of the liability. The change in estimate results in interest income being recognized prospectively, over the remaining term of the agreement, as the estimated expected payments are less than the $65.0 million in gross proceeds received. The Company currently estimates that future payments to PDL over the remaining life of the arrangement will be approximately $36 million, therefore, a contingent gain of approximately $29 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization arrangement, there are significant uncertainties surrounding the amount and timing of payments and the probability of realization of the estimated contingent gain.

The current change in estimate reduces the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods. The change in estimate resulted in a decrease of $2.7 million to the net loss and a decrease of $0.03 to the net loss per share of common stock, basic and diluted, for both the three and six months ended June 30, 2019. The effective interest income rate for the three months ended June 30, 2019 was approximately 4.2%. The effective interest expense rate for the six months ended June 30, 2019 was 1.4%. The effective interest expense rate was approximately 13.4% and 13.5% for the three and six months ended June 30, 2018, respectively.

The following table shows the activity within the liability account for the six months ended and the period from inception to June 30, 2019 (in thousands):

	Six months ended June 30, 2019	Period from inception to June 30, 2019
Liability related to sale of future royalties — beginning balance	$93,679	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(161)	(538)
Non-cash interest expense recognized	611	33,483
Liability related to sale of future royalties as of June 30, 2019	94,129	94,129
Less: current portion	(592)	(592)
Liability related to sale of future royalties — net of current portion	$93,537	$93,537

As royalties and milestones are remitted to PDL from the Company’s subsidiary, ARPI LLC, as described in Note 1 “Organization and Summary of Significant Accounting Policies,” the balance of the liability will be effectively repaid over the life of the agreement. The Company records non-cash royalty revenues and non-cash interest income (expense) within its condensed consolidated statements of comprehensive loss over the term of the Royalty Monetization.

9. Warrants

Loan Agreement Warrants

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 176,679 shares of the Company’s common stock with a per share exercise price of $2.83, or the Warrants. The Warrants may be exercised on a cashless basis. The Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of ten years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Warrants. The number of shares for which the Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrants.

The Company estimated the fair value of these Warrants as of the issuance date to be $0.4 million, which was used in estimating the fair value of the debt instrument and was recorded as equity. The fair value of the Warrants was calculated using the Black-Scholes option-valuation model, and was based on the strike price of $2.83, the stock price at issuance of $2.66, the ten-year contractual term of the warrants, a risk-free interest rate of 2.22%, expected volatility of 80.22% and 0% expected dividend yield.

As of June 30, 2019, warrants to purchase 176,679 shares of common stock issued to the Lender and its affiliates had not been exercised and were still outstanding. These warrants expire in May 2029.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan, or ESPP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$68	$74	$129	$161
Research and development	233	377	457	809
Selling, general and administrative	1,045	597	1,867	1,158
Total	$1,346	$1,048	$2,453	$2,128

As of June 30, 2019, there were 1,895,351 shares available for grant, 12,773,640 options outstanding and 959,642 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 773,754 shares available for grant under the ESPP.

11. Stockholders’ Equity

Common Stock

ATM Agreement

On May 9, 2019, the Company increased the aggregate offering price of shares of the Company’s common stock which may be offered and sold under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent by $40.0 million. There were no sales of common stock under the ATM Agreement during the three and six months ended June 30, 2019. As of June 30, 2019, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $46,564,331, which includes the amount that remained for sale under the ATM Agreement before the increase.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	June 30,
	2019	2018
RSUs, ESPP and stock options to purchase common stock	14,090,688	11,779,042
Common stock warrants	176,679	176,730

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report.

About AcelRx Pharmaceuticals, Inc.

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO in Europe) and Zalviso are both focused on the treatment of acute pain, and each utilizes sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings.

DSUVIA® (sufentanil sublingual tablet, 30 mcg)

DSUVIA, known as DZUVEO in Europe, approved by the United States Food and Drug Administration, or FDA, in November 2018, is indicated for use in adults in certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. DSUVIA was designed to provide rapid analgesia via a non-invasive route and to eliminate dosing errors associated with intravenous, or IV, administration. DSUVIA is a single-strength solid dosage form administered sublingually via a single-dose applicator, or SDA, by healthcare professionals. Sufentanil is an opioid analgesic currently marketed for IV and epidural anesthesia and analgesia. The sufentanil pharmacokinetic profile when delivered sublingually avoids the high peak plasma levels and short duration of action observed with IV administration. The European Commission, or EC, approved DZUVEO for marketing in Europe in June 2018.

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

Zalviso® (sufentanil sublingual tablet system, 15 mcg)

While still under development in the United States, Zalviso is approved and marketed in the European Union, or EU. Zalviso is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. Zalviso consists of a pre-filled cartridge of 40 sufentanil sublingual tablets, 15 mcg, delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system.

Zalviso is a pre-programmed non-invasive system that allows hospital patients with moderate-to-severe acute pain to self-dose with sufentanil sublingual tablets, 15 mcg, to manage their pain. Zalviso is designed to help address certain problems associated with post-operative IV patient-controlled analgesia, or PCA. Zalviso allows patients to self-administer sufentanil sublingual tablets via a pre-programmed, secure system designed in part to eliminate the risk of healthcare provider programming errors.

The Zalviso System consists of the following components: a disposable dispenser tip, a disposable dispenser cap, an adhesive thumb tag, a cartridge of 40 sufentanil sublingual 15 mcg tablets (approximately a two-day supply) in a disposable radio frequency identification and bar-coded cartridge, a reusable, rechargeable handheld controller, a tether, and an authorized access card.

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, or, as amended, the Amended License Agreement, which grants Grünenthal the European rights to commercialize Zalviso in the countries of the EU, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment in medically supervised settings. Also on December 16, 2013, AcelRx and Grünenthal, entered into a related Manufacture and Supply Agreement, or the MSA, or as amended, the Amended MSA, under which AcelRx will exclusively manufacture and supply Zalviso to Grünenthal for commercial sales in the Territory. The Amended MSA, together with the Amended License Agreement, are referred to as the Amended Agreements. For additional information on the Amended Agreements, see Note 5 “Collaboration Agreement” in the accompanying notes to the condensed consolidated financial statements.

Zalviso was approved for commercial sale by the EC in September 2015 and our collaboration partner, Grünenthal, began its commercial launch of Zalviso in the EU in April 2016. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of Zalviso in Europe by Grünenthal to PDL BioPharma, Inc., or PDL, which we refer to in this Quarterly Report as the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties” in the accompanying notes to the condensed consolidated financial statements. Royalty revenues and non-cash royalty revenues from the commercial sales of Zalviso in the EU are expected to be minimal for 2019.

We submitted a new drug application, or NDA, for Zalviso in September 2013, or the Zalviso NDA, and on July 25, 2014, the Division of Anesthesia, Analgesia, and Addiction Products of the FDA issued a Complete Response Letter, or CRL, for the Zalviso NDA. We are currently evaluating the timing of the resubmission of the Zalviso NDA.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue commercialization activities to support the U.S. launch of DSUVIA, continue our research and development activities, and support Grünenthal’s European sales of Zalviso. As a result, we expect to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

We launched the commercialization of DSUVIA in the United States in the first quarter of 2019. As we continue developing as a commercial enterprise, we expect the business aspects of our company to become more complex. We plan to continue to add personnel and incur additional costs related to the maturation of our business and the commercialization of DSUVIA and potential commercialization of Zalviso in the United States, subject to FDA approval. In addition, in connection with the commercial launch of DSUVIA, we will incur capital expenditures related to the installation of our high-volume automated packaging line for DSUVIA. We expect to have qualified product being packaged using this new equipment beginning in 2020. We anticipate that the high-volume line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2020 and beyond.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the sales of Zalviso by Grünenthal, and funding from the Department of Defense, or DoD. The contract with the DoD was substantially completed in 2018.

Our revenues since inception have consisted primarily of revenues from our agreements with Grünenthal and our research contracts with the DoD. There can be no assurance that our relationship with Grünenthal will continue beyond the initial term of its agreements or that we will be able to meet the milestones specified in the agreements. Under the terms of the DoD contract, the DoD has reimbursed us for certain costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD contract, including reimbursement for certain personnel and overhead expenses.

We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe. There can be no assurance that we will enter into a collaborative agreement for DZUVEO, or any other collaborative agreements, or receive research-related contract awards in the future. Accordingly, we expect revenues to continue to fluctuate from period-to-period. Although we have received approval of DSUVIA in the U.S., and Zalviso and DZUVEO in Europe, we cannot provide assurance that we will generate revenue from those products in excess of our operating expenses, nor that we will obtain marketing approval for Zalviso in the United States and subsequently generate revenue from Zalviso in excess of our operating expenses.

Our net loss for the three months and six months ended June 30, 2019 was $12.4 million and $26.1 million, respectively, compared to net losses of $10.5 million and $22.1 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $371.0 million. As of June 30, 2019, we had cash, cash equivalents and short-term investments totaling $91.5 million compared to $105.7 million as of December 31, 2018.

Critical Accounting Policies and Significant Judgments and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in our Annual Report.

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and six months ended June 30, 2019, from those previously disclosed in our Annual Report aside from the adoption of ASU No. 2016-02, Leases (Topic 842) which is explained more fully in Note 1 “Organization and Summary of Significant Accounting Policies - Leases,” and in Note 7 “Leases” in the accompanying notes to the condensed consolidated financial statements and updates to our “Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties” policy which is explained more fully in Note 1 “Organization and Summary of Significant Accounting Policies.”

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our commercial launch of DSUVIA, our research and development efforts, and variations in the level of expenditures related to commercial launch and development efforts during any given period. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Three and Six Months Ended June 30, 2019 and 2018

Revenue

Net Product Sales Revenue

We began commercial sales of DSUVIA in the first quarter of 2019. Revenues from product sales are recognized when distributors obtain control of our product, which occurs at a point in time, upon delivery to such distributors. These distributors subsequently resell the products to certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments. In addition to distribution agreements with these customers, we enter into arrangements with group purchasing organizations, or GPOs, and privately-negotiated discounts with respect to the purchase of our products. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of discounts, returns, and GPO discounts and administrative fees. Variable consideration is recorded at the time product sales are recognized, resulting in a reduction in product revenue.

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

For the three and six months ended June 30, 2019, net product sales of DSUVIA were $55,000 and $102,000, respectively.

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

For the three months ended June 30, 2019, we recognized $0.9 million in revenue under the Amended Agreements, $0.1 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue. For the three months ended June 30, 2018, we recognized $0.3 million in revenue under the Amended Agreements, $0.1 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue. Revenue recognized under the Amended Agreements for the six months ended June 30, 2019 was $1.1 million, $0.2 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue, compared to $0.6 million for the six months ended June 30, 2018, consisting primarily of product sales revenue. The increase in collaboration agreement revenue for the three and six months ended June 30, 2019, as compared to the prior year period, was primarily the result of increased orders from Grünenthal. In 2019, we expect our collaboration agreement revenue related to product sales to continue to increase slightly as Grünenthal’s existing inventories decrease and face expiration such that their order quantities begin to increase modestly. In addition, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL. As a result, collaboration agreement revenue is not expected to have a significant impact on our cash flows in the near-term since a significant portion of our European Zalviso royalties and milestones were already monetized with PDL in 2015. We anticipate that royalty revenues and non-cash royalty revenues from European sales of Zalviso in 2019 will be minimal.

As of June 30, 2019, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $3.0 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The original value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

For the three and six months ended June 30, 2019, we did not recognize any revenue under the DoD Contract for DSUVIA, while we recognized $0.4 million and $0.5 million, respectively, in DoD Contract revenue for the three and six months ended June 30, 2018. Under the terms of the DoD Contract, the DoD reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The DoD Contract period of performance ended on February 28, 2019.

Cost of goods sold

As mentioned above, we commenced commercial sales of DSUVIA in the first quarter of 2019. In October 2015, we initiated commercial production of Zalviso for Grünenthal. Under the Amended Agreements, we sell Zalviso to Grünenthal at a predetermined transfer price. We do not recover internal indirect costs as part of the transfer price. In addition, at current low volume levels, our direct costs are in excess of the transfer prices we are receiving from Grünenthal. Furthermore, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of Zalviso in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. However, we continue to look for additional cost saving opportunities. For example, we are currently consolidating the production of some of the components of Zalviso which we expect will result in lower manufacturing costs. To date, we have not yet resubmitted the Zalviso NDA and sales by Grünenthal in Europe have not been substantial. If we do not timely resubmit the Zalviso NDA and then receive timely approval and are unable to successfully launch Zalviso in the U.S., or the volume of Grünenthal sales does not increase significantly, we will not achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin.

Total cost of goods sold for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
(In thousands, except percentages)
Cost of goods sold	$1,810	$749	$1,061	142%	$3,040	$1,863	$1,177	63%

Direct costs from contract manufacturers for DSUVIA and Zalviso in the three and six months ended June 30, 2019 totaled $0.5 million and $0.6 million, respectively. In the three and six months ended June 30, 2018, direct costs included in costs of goods sold for Zalviso totaled $0.1 million and $0.5 million, respectively. Direct cost of goods sold for DSUVIA and Zalviso delivered to Grünenthal includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA and Zalviso in the three and six months ended June 30, 2019 totaled $1.3 million and $2.4 million, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. Indirect costs included in costs of goods sold for Zalviso totaled $0.7 million and $1.4 million in the three and six months ended June 30, 2018, respectively. These indirect costs will represent a smaller percentage of revenue as our product sales increase. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach as that used to value the inventory. For the foreseeable future, we anticipate negative gross margins on Zalviso product delivered to Grünenthal.

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

Below is a summary of our research and development expenses during the three and six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Drug Indication/Description	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
	(In thousands, except percentages)
DSUVIA	$130	$869	$(739)	(85)%	$276	$1,485	$(1,209)	(81)%
Zalviso	158	105	53	50%	339	502	(163)	(32)%
Overhead	875	2,304	(1,429)	(62)%	1,925	4,804	(2,879)	(60)%
Total research and development expenses	$1,163	$3,278	$(2,115)	(65)%	$2,540	$6,791	$(4,251)	(63)%

The $2.1 million decrease in research and development expenses for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, and the $4.3 million decrease for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, were primarily due to lower overhead-related research and development expenses as we shifted the majority of our research and development personnel to support our commercialization efforts following the FDA approval of DSUVIA. In addition, we have substantially completed our DSUVIA and Zalviso development programs resulting in decreased DSUVIA- and Zalviso-related spending in the first half of 2019 as compared to the first half of 2018.

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

Total selling, general and administrative expenses for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
	(In thousands, except percentages)
Selling, general and administrative expenses	$11,329	$3,944	$7,385	187%	$21,305	$7,929	$13,376	169%

Selling, general and administrative expenses for the three months ended June 30, 2019 increased by $7.4 million, as compared to the three months ended June 30, 2018 and increased by $13.4 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. In both periods, the increases were primarily due to increased personnel-related expenses and programs in support of the commercial launch of DSUVIA. We have increased our headcount for selling, general and administrative efforts by 54 employees as compared to June 30, 2018.

Other Income (Expense)

Total other income (expense) for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018		2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
	(In thousands, except percentages)
Interest expense	$(500)	$(586)	$86	(15	) %	$(876)	$(1,229)	$353	(29	) %
Interest income and other income (expense), net	456	195	261	134%		1,083	331	752	227%
Non-cash interest income (expense) on liability related to sale of future royalties	996	(2,995)	3,991	(133)%		(611)	(5,811)	5,200	(89)%
Total other income (expense)	$952	$(3,386)	$4,338	(128)%		$(404)	$(6,709)	$6,305	(94)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. On May 30, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million. We used approximately $8.9 million of the proceeds from the Loan Agreement with Oxford to repay our outstanding obligations under the loan agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., or the Prior Agreement, including the outstanding principal plus accrued interest of $7.4 million, and the End of Term Fee of $1.3 million. We accounted for the termination of the Prior Agreement as a debt extinguishment and, accordingly, incurred a loss of $0.2 million associated with the unamortized end of term fee. Interest expense decreased in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, primarily as a result of the principal payments made against the Prior Agreement subsequent to June 30, 2018. As of June 30, 2019, the accrued balance due under the Loan Agreement with Oxford was $23.8 million. Refer to Note 6 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements for additional information.

Interest income and other income (expense), net, for the three and six months ended June 30, 2019 and 2018 primarily related to interest earned on our investments. The increase is due to a larger average investment balance during the three and six months ended June 30, 2019 as compared to the prior year periods.

The increase in non-cash interest income and decrease in non-cash interest expense on the liability related to the sale of future royalties for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 8 “Liability Related to Sale of Future Royalties”, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. During the three months ended June 30, 2019, the Company made a material revision to its estimates which resulted in an interest income rate on the debt balance at a prospective average rate of approximately 4.2%, which will be applied over the remaining term of the agreement. The change in estimate was a result of lower projected European royalties and milestones from sales of Zalviso over the life of the liability. The current change in estimate will result in interest income being recognized prospectively, over the remaining term of the agreement, as the estimated payments under the Royalty Monetization are less than the $65.0 million in gross proceeds received. The effective interest income rate for the three months ended June 30, 2019 was approximately 4.2%, and the effective interest expense rate for the six months ended June 30, 2019 was approximately 1.4%. The effective interest expense rate for the three and six months ended June 30, 2018 was approximately 13.4% and 13.5%, respectively. We anticipate that we will record approximately $1 million in non-cash interest income related to the Royalty Monetization in the year ended December 31, 2019.

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

As of June 30, 2019, we had cash, cash equivalents and investments totaling $91.5 million compared to $105.7 million as of December 31, 2018. The decrease was primarily due to cash required to fund our continuing operations, as we began our commercialization activities for DSUVIA and continued to support Grünenthal’s European sales of Zalviso, partially offset by cash received in connection with our debt refinancing. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the third quarter of 2020. While we believe we have sufficient capital to meet our operational requirements through at least the end of the third quarter of 2020, our expectations may change depending on a number of factors including our expenditures related to the United States commercial launch of DSUVIA, any changes or delays in the resubmission of the Zalviso NDA and the FDA approval process for Zalviso. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

We have a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. As of June 30, 2019, we had issued and sold an aggregate of 9.8 million shares of common stock pursuant to the ATM Agreement, for which we had received net proceeds of approximately $32.5 million, after deducting commissions, fees and expenses of $0.9 million. As of June 30, 2019, approximately $46.6 million of our common stock remained to be sold under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan and used approximately $8.9 million of the proceeds from the Loan to repay our outstanding obligations under the Prior Agreement. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, we received $15.9 million in net proceeds. As of June 30, 2019, the accrued balance under the Loan Agreement was $23.8 million. For more information, see Note 6 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements.

The Royalty Monetization will be repaid to PDL over the life of the agreement through a portion of the European royalties and milestones received under the Amended License Agreement with Grünenthal. For more information, see Note 8 “Liability Related to the Sale of Future Royalties” in the accompanying notes to the condensed consolidated financial statements.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(25,559)	$(13,784)
Net cash used in investing activities	(10,246)	(9,631)
Net cash provided by financing activities	12,901	3,786

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund commercial readiness activities for our approved product, DSUVIA, and our product candidate, Zalviso, in addition to the support of Grünenthal’s European sales of Zalviso. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest income (expense) related to the sale of future royalties and interest expense related to our debt financings.

Cash used in operating activities of $25.6 million during the six months ended June 30, 2019, reflected a net loss of $26.1 million, partially offset by aggregate non-cash charges of $3.7 million. Non-cash charges included $2.5 million in stock-based compensation expense, $0.7 million in depreciation expense and $0.6 million in non-cash interest income on the liability related to the Royalty Monetization. The net change in our operating assets and liabilities of $3.2 million included a $2.0 million increase in inventories.

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

During the six months ended June 30, 2019, cash used in investing activities of $10.2 million was the net result of $28.2 million for purchases of investments and $1.8 million for purchases of property and equipment, offset by $19.7 million in proceeds from maturity of investments. During the six months ended June 30, 2018, cash used in investing activities of $9.6 million was the net result of $12.8 million for purchases of investments and $0.4 million for purchases of property and equipment, offset by $3.6 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the six months ended June 30, 2019, cash provided by financing activities was primarily due to $24.8 million in net proceeds received in connection with the Loan Agreement with Oxford, offset by $8.9 million for the repayment of the Prior Agreement, $3.5 million in payments of long-term debt under the Prior Agreement and $0.4 million in proceeds as a result of stock purchases made under our 2011 Employee Stock Purchase Plan, or ESPP, and stock option exercises. During the six months ended June 30, 2018, cash provided by financing activities was primarily due to net proceeds of $7.6 million from the issuance of common stock, including $7.4 million in net proceeds received under the ATM Agreement, offset by $3.8 million in payments of long-term debt.

Operating Capital and Capital Expenditure Requirements

Our rate of cash usage may increase in the future, in particular to support the commercialization of DSUVIA, resubmit the Zalviso NDA to the FDA, and support the anticipated FDA review of the resubmitted ZALVISO NDA. In the short-term, we anticipate that our existing capital resources will permit us to meet our capital and operational requirements through at least the end of the third quarter of 2020. Our current operating plan includes anticipated activities required to resubmit the Zalviso NDA, to support the FDA review of the resubmitted Zalviso NDA, and expenditures related to the launch of DSUVIA in the United States. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Please see “Part II. Other Information - Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Off-Balance Sheet Arrangements

Through June 30, 2019, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time we may be involved in legal proceedings arising in the ordinary course of business. We are not currently involved in any material legal proceedings. We may, however, be involved in material legal proceedings in the future. Such proceedings are subject to uncertainty and, if they happen, could have a material adverse effect on our business, results of operations, financial position or cash flows.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this report. If any of the following risks actually materialize, our business, financial condition, results of operations, liquidity, and future prospects could be materially harmed and the price of our common stock could decline.

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report for the quarterly period ended March 31, 2019.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to Commercialization of DSUVIA® and Zalviso®

Our success is highly dependent on our ability to successfully commercialize DSUVIA. To the extent DSUVIA is not commercially successful, our business, financial condition and results of operations will be materially harmed.*

We invested a significant portion of our efforts and financial resources to develop and gain regulatory approval for DSUVIA and expect to continue making significant investments to commercialize DSUVIA. We believe our success is highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize DSUVIA in the United States. The commercial success of DSUVIA depends heavily on numerous factors, including:

•	our ability to market, sell, and distribute DSUVIA;

•	our ability to establish and maintain commercial manufacturing with third parties;

•	acceptance of DSUVIA by physicians, patients and the healthcare community;

•	acceptance of pricing and placement of DSUVIA on payers’ formularies;

•

our ability to effectively compete with other medications for the treatment of moderate-to-severe acute pain in medically supervised settings, including IV-opioids and any subsequently approved products;

•	effective management of, and compliance with, the DSUVIA Risk Evaluation and Mitigation Strategy, or REMS, program;

•	continued demonstration of an acceptable safety profile of DSUVIA; and

•	our ability to obtain, maintain, enforce, and defend our intellectual property rights and claims.

If we are unable to successfully commercialize DSUVIA, our business, financial condition, and results of operations will be materially harmed.

The commercial success of DSUVIA and Zalviso, if approved, in the United States, as well as DZUVEO and Zalviso in Europe, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

The degree of market acceptance of DSUVIA and Zalviso, if approved, in the United States, or DZUVEO and Zalviso in Europe, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the use of DSUVIA for the management of moderate-to-severe acute pain by a healthcare professional for patient types that were not specifically studied in our Phase 3 trials;

•	the use of Zalviso for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any adverse events, or AEs, or serious adverse events, or SAEs;

•	overcoming any perceptions of sufentanil as a potentially unsafe drug due to its high potency opioid status;

•	limitations or warnings contained in the FDA-approved label for DSUVIA, or the European Medicines Agency, or EMA-approved label for DZUVEO, or Zalviso;

•	restrictions or limitations placed on DSUVIA due to the REMS program;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval; and,

•	our ability to obtain and maintain sufficient third-party coverage and reimbursement.

If our approved products do not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, we may not generate sufficient revenue and become or remain profitable.

If we are unable to maintain or grow our sales and marketing capabilities or enter into agreements with third parties to market and sell our products outside of the United States, we may be unable to generate sufficient product revenue.

In order to commercialize DSUVIA and Zalviso, if approved, in the United States, we must maintain or grow internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. We have entered into agreements with third parties for the distribution of DSUVIA, and plan to enter into such agreements for, if approved, Zalviso, in the United States; however, if these third parties do not perform as expected or there are delays in establishing such relationships for, if approved, Zalviso, our ability to effectively distribute products would suffer.

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

If we are unable to maintain or grow adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and become profitable. We compete with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We have recently increased, and will continue to increase, the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2019, we had approximately 90 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources to address our commercialization efforts for DSUVIA and potential commercialization of Zalviso in the United States, subject to FDA approval. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of DSUVIA and our product candidates.

Our future financial performance and our ability to successfully commercialize DSUVIA and our other product candidates that may receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we continue to commercialize DSUVIA, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:

●	manage our development efforts effectively;

●	integrate additional management, administrative and manufacturing personnel;

●	further develop our marketing and sales organization; and

●	maintain sufficient administrative, accounting and management information systems and controls.

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals could materially and adversely affect our business and operations.

Guidelines and recommendations published by government agencies, as well as non-governmental organizations, and existing laws and regulations can reduce the use of DSUVIA, and Zalviso, if approved in the United States.

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include DSUVIA and Zalviso, if approved in the United States. Recommendations of government agencies or non-governmental organizations may relate to such matters as maximum quantities dispensed to patients, dosage, route of administration, and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact DSUVIA and our ability to gain marketing approval of Zalviso in the United States. Regulations or guidelines suggesting the reduced use of certain drug classes that may include DSUVIA or Zalviso, or the use of competitive or alternative products as the standard-of-care to be followed by patients and healthcare providers, could result in decreased use of DSUVIA or Zalviso, if approved, or negatively impact our ability to gain market acceptance and market share. The U.S. government and state legislatures have prioritized combatting the growing misuse and addiction to opioids and opioid overdose deaths and have enacted legislation and regulations as well as other measures intended to fight the opioid epidemic. Addressing opioid drug abuse is a priority for the current U.S. administration and the FDA and is part of a broader initiative led by the Department of Health and Human Services, or HHS. Overall, there is greater scrutiny of entities involved in the manufacture, sale and distribution of opioids. These initiatives, existing laws and regulations, and any negative publicity related to opioids may have a material impact on our business and our ability to manufacture opioid products.

Governmental investigations, inquiries, and regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our commercialization of opioids could adversely affect our business, financial condition, results of operations and cash flows.

As a result of greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers by state and federal agencies. As a result of our manufacturing and commercial sale of DSUVIA in the United States and Zalviso in Europe, we could become the subject of federal, state and foreign government investigations and enforcement actions, focused on the misuse and abuse of opioid medications.

In addition, a significant number of lawsuits have been filed against opioid manufacturers, distributors, and others in the supply chain by cities, counties, state Attorney's General and private persons seeking to hold them accountable for opioid misuse and abuse. The lawsuits assert a variety of claims, including, but not limited to, public nuisance, negligence, civil conspiracy, fraud, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, or similar state laws, violations of state Controlled Substance Act or state False Claims Act, product liability, consumer fraud, unfair or deceptive trade practices, false advertising, insurance fraud, unjust enrichment and other common law and statutory claims arising from defendants’ manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys’ fees and costs. The claims generally are based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or an alleged failure to take adequate steps to prevent abuse and diversion. While DSUVIA is designed for use solely in certified medically supervised healthcare settings and administered only by a healthcare professional in these settings, and is not distributed or available at retail pharmacies to patients by prescription, we can provide no assurance that parties will not file lawsuits of this type against us in the future. In addition, current public perceptions of the public health issue of opioid abuse may present challenges to favorable resolution of any potential claims. Accordingly, we cannot predict whether we may become subject to these kinds of investigations and lawsuits in the future, and if we were to be named as a defendant in such actions, we cannot predict the ultimate outcome. Any allegations against us may negatively affect our business in various ways, including through harm to our reputation.

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

We will need to establish and maintain successful collaborative relationships to obtain international sales, marketing and distribution capabilities for our products. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty. For example:

•

our partners may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical or regulatory results, manufacturing issues, a change in business strategy, a change of control or other reasons;

•

our contracts for collaborative arrangements are or may be terminable at will on written notice and may otherwise expire or terminate, and we may not have alternatives available to achieve the potential for our products in those territories or markets;

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

Approval of Zalviso and DZUVEO in Europe has resulted in a variety of risks associated with international operations that could materially adversely affect our business.*

Our existing collaboration with Grünenthal for Zalviso requires us to supply product to support the European commercialization of Zalviso. In addition, with the June 2018 approval of DZUVEO in Europe, we intend to enter into agreements with third parties to market DZUVEO in Europe, which may also require us to supply product to those third parties. We may be subject to additional risks related to entering into international business relationships, including:

•

multiple, conflicting, and changing laws and regulations such as privacy and data regulations, transparency regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, including for drug approvals, and other governmental approvals, permits, and licenses;

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

Any of these factors could have a material adverse effect on our business.

If we, or current and potential partners, are unable to compete effectively, our products may not reach their commercial potential.*

The U.S. biotechnology and pharmaceutical industries are characterized by intense competition and cost pressure. DSUVIA competes, and Zalviso, if approved in the U.S., will compete, with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. In particular, DSUVIA may compete with a wide variety of products and product candidates including (i) injectable opioid products, such as morphine, fentanyl, hydromorphone and meperidine; (ii) oral opioids such as oxycodone and hydrocodone; (iii) generic injectable local anesthetics, such as bupivacaine or branded formulations thereof; (iv) non-steroidal anti-inflammatory drugs, or NSAIDS, including ketorolac in intranasal or generic IV form, and IV meloxicam; and (v) transmucosal fentanyl products. Zalviso, if approved in the U.S., may compete with a number of opioid-based treatment options, including IV PCA pumps, oral PCA devices, and transdermal opioid PCAs.

Key competitive factors affecting the commercial success of our approved products are likely to be efficacy, safety profile, reliability, convenience of dosing, price and reimbursement. Many of our competitors and potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approval of products, and the commercialization of those products. Accordingly, our competitors may be more successful than we are in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs or drug delivery systems may be more effective, have fewer adverse effects, be less expensive to develop and manufacture, or be more effectively marketed and sold than any product we may seek to commercialize. This may render our products obsolete or non-competitive. We anticipate that we will face intense and increasing competition as new drugs enter the market, additional technologies become available, and competitors establish collaborative or licensing relationships, which may adversely affect our competitive position. These and other competitive risks may materially adversely affect our ability to attain or sustain profitable operations.

Hospital or other health care facility formulary approvals for DSUVIA or Zalviso, if approved, in the United States may not be achieved, or could be subject to certain restrictions, which could make it difficult for us to sell our products.*

Obtaining formulary approvals can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approvals to allow us to sell our products into our target markets. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approvals, we may need to complete evaluation programs whereby DSUVIA, or Zalviso, if approved, is used on a limited basis for certain patient types. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approvals of DSUVIA, or Zalviso, if approved. Further, even successful formulary approvals may be subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approvals for DSUVIA, or Zalviso, if approved, would materially adversely affect our ability to attain or sustain profitable operations.

Coverage and adequate reimbursement may not be available for DSUVIA or Zalviso, if approved, in the United States, or DZUVEO or Zalviso in Europe, which could make it difficult for us, or our partners, to sell our products profitably.*

Our ability to commercialize DSUVIA or Zalviso, if approved, in the United States, any future collaboration partner’s ability to commercialize DZUVEO in Europe, or Grünenthal’s ability to expand sales of Zalviso in Europe successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payer programs at the federal and state levels, authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payers.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for DSUVIA or Zalviso, if approved, in the United States, and DSUVIA/DZUVEO and Zalviso in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with our sales of DSUVIA and Zalviso, if approved, in the United States, Grünenthal’s European sales of Zalviso, and future product sales of DZUVEO, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DSUVIA or Zalviso, if approved, in the United States, or DZUVEO or Zalviso in Europe. Also, reimbursement amounts may reduce the demand for, or the price of, our products. For example, we anticipate we may need comparator studies of DZUVEO in Europe to ensure premium reimbursement in certain countries. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize DSUVIA or Zalviso, if approved, in the United States, or DZUVEO or Zalviso in Europe.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has begun soliciting feedback on some of these measures and, at the same time, has implemented others under its existing authority. For example, in September 2018, Centers for Medicare & Medicaid Services, or CMS, announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Although these, and other measures will require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.*

If we are found to have improperly promoted off-label uses of our products, including DSUVIA or Zalviso, if approved, in the United States, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. While we have received marketing approval for DSUVIA for our proposed indication, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties and a requirement for corrective advertising, including Dear Doctor letters. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of DSUVIA or Zalviso, if approved, in the United States, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are unable to establish and maintain relationships with group purchasing organizations any future revenues or future profitability could be jeopardized.

Many end-users of pharmaceutical products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of GPOs, for DSUVIA and Zalviso, if approved. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to establish or maintain our GPO relationships, sales of DSUVIA and Zalviso, if approved, and related revenues could be negatively impacted.

We intend to rely on a limited number of pharmaceutical wholesalers to distribute DSUVIA and Zalviso, if approved, in the United States.

We intend to rely primarily upon pharmaceutical wholesalers in connection with the distribution of DSUVIA and Zalviso, if approved, in the United States. As part of the DSUVIA REMS program, we will monitor distribution and audit wholesalers’ data. If our wholesalers do not comply with the DSUVIA REMS requirements, or if we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, or if our wholesalers are unable to distribute our drugs for regulatory, compliance or any other reason, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

Risks Related to Clinical Development and Regulatory Approval

Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.*

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of Zalviso outside of Europe. These changes will restrict or regulate post-approval activities for DSUVIA, DZUVEO and Zalviso, and affect our ability to profitably sell any products for which we obtain marketing approval. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids. In June 2019, the FDA issued draft guidance related to a new benefit/risk framework for new opioid analgesic products, which proposes that the new product candidate show some benefit over an existing product. The potential impact of this on the Zalviso resubmission is unclear; however, the Zalviso clinical program does include a comparative safety and efficacy study versus IV PCA morphine.

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

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the PPACA. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

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

We may experience market resistance, delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy regarding opioids generally, and sufentanil specifically.*

In February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids. In June 2019, the FDA issued draft guidance related to a new benefit/risk framework for new opioid analgesic products, which proposes that the new product candidate show some benefit over an existing product. The potential impact of this on the Zalviso resubmission is unclear; however, the Zalviso clinical program does include a comparative safety and efficacy study versus IV PCA morphine.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. For example, DSUVIA is subject to a deferred post-marketing requirement for study in the pediatric population ages 6-17 years. Our protocol for this trial is not due until August 2020. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, we intend to resubmit our NDA seeking approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

The success of Zalviso relies, in part, on obtaining regulatory approval in the United States.

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

IAP312 was a Phase 3 study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. The IAP312 study was designed to rule out a 5% device failure rate. The study design required a minimum of 315 patients. In the IAP312 study, sites proactively looked for tablets that were dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The IAP312 study evaluated all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. If the FDA includes the rate of inadvertent dispensing along with the device failures to calculate a total error rate, the resulting error rate may be unacceptable to the FDA. Further, the correspondence from the FDA suggests that we may need to modify the REMS program for Zalviso to address dropped tablets. We intend to submit the IAP312 study results as part of our resubmission of the NDA for Zalviso. We are currently evaluating the timing of the resubmission of our NDA for Zalviso.

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

Our post-approval clinical trials for DSUVIA, or any future FDA-required clinical trials for Zalviso, could be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	imposition of a clinical hold by the FDA, Institutional Review Board, or IRB, or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required IRB approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacture and delivery of the tablets and device components of DSUVIA or Zalviso;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment or being delayed in entering data to allow for clinical trial database closure;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

If any future FDA-required clinical trials are delayed for any reason, our development costs may increase, our approval process for Zalviso could be delayed, our ability to commercialize and commence sales of Zalviso could be materially harmed, and our ability to maintain FDA approval of DSUVIA could be jeopardized, which could have a material adverse effect on our business.

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

If DSUVIA or, if approved, Zalviso cause serious or unexpected side effects after receiving marketing approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a modified REMS program;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; or,

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of DSUVIA or, if approved, Zalviso, and could substantially increase the costs of commercializing our products.

Additional time may be required to obtain U.S. regulatory approval for Zalviso because it is a drug/device combination product candidate.

DSUVIA and Zalviso are combination products with both drug and device components. The FDA requires both the drug and device components of combination product candidates to be reviewed as part of an NDA submission. There are very few examples of the FDA approval process for drug/device combination products such as DSUVIA and Zalviso. As a result, we experienced delays in the development and commercialization of DSUVIA, and may experience future delays in the development and commercialization of Zalviso, due to regulatory uncertainties in the product development and approval process, in particular as it relates to a drug/device combination product approval under an NDA.

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

If the FDA determines that any of the clinical work submitted, including the clinical trials, Human Factors studies and bench testing submitted for a product candidate in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, studies and testing as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, studies and testing, the FDA may reject the data and results. The FDA may audit some or all of our clinical trial sites to determine the integrity of our clinical data. The FDA may audit some or all of our Human Factors study sites to determine the integrity of our data and may audit the data and results of bench testing. Any rejection of any of our data would negatively impact our ability to obtain marketing authorization for our product candidate, Zalviso, and would have a material adverse effect on our business and financial condition. In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b) (2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. More generally, the FDA’s comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities may result in delays and challenges in obtaining NDA approval. Any significant delay in the acceptance, review or approval of an NDA that we have submitted would have a material adverse effect on our business and financial condition and would require us to obtain significant additional funding.

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, we and our collaborators face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our products or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. For example, DSUVIA is subject to a deferred post-marketing requirement for study in the pediatric population ages 6-17 years. Our protocol for this trial is not due until August 2020. Additionally, the labeling approved for DSUVIA includes restrictions on use due to the opioid nature of sufentanil. If approved, the labeling for Zalviso will likely include similar restrictions on use.

DSUVIA in the United States is also subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. If approved, Zalviso will be subject to these same requirements.

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

DSUVIA requires, and, if approved, Zalviso will require, a REMS program.

DSUVIA was approved in the United States with a REMS program. If Zalviso is approved in the United States, it will also require a REMS program. The DSUVIA REMS program includes restrictions on product distribution and use only in certified medically supervised settings. Before DSUVIA is distributed, an authorized representative from each medically supervised setting must sign an attestation that they have the ability to manage acute opioid overdose and will train all relevant staff on administration of DSUVIA, including the importance of only dispensing the product in a medically supervised setting. The REMS program for DSUVIA may significantly increase our costs to commercialize this product. While we have received pre-clearance from the FDA regarding certain aspects of the proposed required REMS program for Zalviso, we cannot predict the final REMS program to be required as part of any FDA approval of Zalviso. Depending on the extent of the REMS requirements, any U.S. launch may be delayed, the costs to commercialize Zalviso may increase substantially and the potential commercial market could be restricted. Furthermore, risks of sufentanil that are not adequately addressed through the proposed REMS program for Zalviso may also prevent or delay its approval for commercialization.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2019 and may continue to incur losses in the future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of June 30, 2019, we had an accumulated deficit of $371.0 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, sale of royalty and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA, conduct research and development activities, including the FDA regulatory review of the Zalviso NDA, once resubmitted, and support the manufacturing and supply of Zalviso in Europe for Grünenthal. While Grünenthal has begun European commercial sales of Zalviso, if DSUVIA is not successfully commercialized, or if Zalviso is not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

We have never generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA, and recently began the commercial launch of DSUVIA in the United States, we may never generate significant revenues from sales of DSUVIA, or Zalviso, if approved, in the United States to become profitable. Although DZUVEO was approved by the EC in June 2018, we have not yet entered into a collaboration agreement with a strategic partner to commercialize DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. While we have a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal may not achieve a level of commercial sales of Zalviso for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of Zalviso, as a result of our sale to PDL of certain expected royalties from the sales of Zalviso by Grünenthal and a majority of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under these arrangements. In addition, we do not anticipate generating significant revenues from DSUVIA or Zalviso, if approved in the United States, in the near term. Our ability to generate future revenues from product sales depends heavily on our success in:

•	maintaining regulatory approval for DSUVIA and obtaining and maintaining regulatory approval for Zalviso in the United States; and

•

launching and commercializing DSUVIA and Zalviso, if approved, in the United States by building, internally or through a collaboration, a hospital-directed sales force, and launching and commercializing DZUVEO and Zalviso internationally by entering into collaborations, including with Grünenthal, which may require additional funding.

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

We anticipate incurring significant costs associated with commercializing DSUVIA in the United States. Even if we are able to generate revenues from the sale of DSUVIA or Zalviso, if approved, in the United States, we may not become profitable and may need to obtain additional funding to continue operations.

We are substantially dependent on our commercial partner, Grünenthal, to successfully commercialize Zalviso in Europe.

Under our agreements with Grünenthal, we granted Grünenthal rights to commercialize Zalviso in the 28 EU member states, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings. In September 2015, the EC approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, and Grünenthal began its European launch of Zalviso with the first commercial sale occurring in April 2016. There is no guarantee that Grünenthal will achieve commercial success in its Zalviso launch in the European Union or anywhere in the Territory.

During the pilot and launch phases in the various European countries, Grünenthal reported certain issues from HCPs with the initial set up of the Zalviso controllers before being given to patients for use. To address the issues, we have assisted Grünenthal with implementing additional training for HCPs and we have revised the controller software. Controllers with the revised software, which were delivered in December 2016, have undergone extensive bench testing and we believe we have successfully addressed the issues as presented. Additional devices were delivered beginning in early 2017. Controllers with the U.S. version of the revised software were also used in the IAP312 clinical study that was initiated in September 2016. There can be no assurance that the issues identified in the initial pilot and launch phases by Grünenthal will not have a material adverse impact on the current and future sales of Zalviso in Europe. Further, if new issues occur, there may be a material adverse impact on the future sales of Zalviso in Europe which may have a negative impact on future revenues received and recognized by us.

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

Any future collaboration agreement for DZUVEO will likely require us to support the manufacturing and supply of the product in Europe for our commercial partner. In addition, we anticipate we may need comparator studies in Europe to ensure premium reimbursement in certain countries. Our inability to profitably manufacture and supply DZUVEO to any future commercial partner, or to successfully complete these additional comparator studies and obtain premium reimbursement in certain countries, may prevent, limit or delay commercialization and any associated future revenues from DZUVEO in Europe.

We may be unable to achieve the manufacturing cost reductions required in order to accommodate the declining transfer prices under the Amended Agreements without a corresponding decrease in our gross margin.

Under the Amended Agreements with Grünenthal, we sell Zalviso at a predetermined transfer price that is currently less than the direct cost of manufacture at our contract manufacturers. In addition, we do not recover internal indirect costs as part of the transfer price. Furthermore, the Amended Agreements include declining maximum transfer prices over the term of the contract with Grünenthal. These transfer prices were agreed to assuming economies of scale that would occur with increasing production volumes (from the potential approval of Zalviso in the U.S. and an increase in demand in Europe) and corresponding decreases in manufacturing costs. We do not have long-term supply agreements with our contract manufacturers and prices are subject to periodic changes. To date, we have not received U.S. approval of Zalviso and sales by Grünenthal in Europe have not been substantial. We do not expect sales by Grünenthal in Europe to be substantial in the foreseeable future. If we do not receive timely approval of Zalviso in the U.S., are unable to successfully launch Zalviso in the U.S., or the volume of Grünenthal sales does not increase significantly, we are unlikely to achieve the manufacturing cost reductions required in order to accommodate these declining transfer prices without a corresponding decrease in our gross margin on Zalviso product sales.

We have limited experience commercializing DSUVIA, which may make it difficult to predict our future performance or evaluate our business and prospects.*

Since inception, our operations have been primarily focused on developing our technology and undertaking pharmaceutical development and clinical trials for DSUVIA and Zalviso, understanding the market potential for DSUVIA and Zalviso and preparing for the commercialization of DSUVIA and the potential commercialization of Zalviso in the United States. We launched commercialization efforts for DSUVIA in February 2019. As a result of our limited commercialization experience, any predictions that are made about our future performance, or viability, or evaluation of our business and prospects, may not be accurate.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to cease operations.

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with our ongoing activities including the commercial launch of DSUVIA in the United States and support for FDA regulatory review of the Zalviso NDA, once resubmitted. While we believe we have sufficient capital resources to continue planned operations through at least the end of the second quarter of 2020, we will need additional capital to pursue full commercialization of DSUVIA and Zalviso, if approved.

Clinical trials, regulatory reviews, and the launch of commercial product are expensive activities. In addition, commercialization costs for DSUVIA and Zalviso, if approved, in the United States may be significantly higher than estimated as a result of technical difficulties or otherwise. Revenues may be lower than expected and costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. In the future, we may seek to sell additional equity securities, including under the Sales Agreement with Cantor, and debt securities, monetize or securitize certain assets including future royalty streams and milestones, refinance our loan agreement, obtain a revolving credit facility, enter into product development, license or distribution agreements with third parties, or divest DSUVIA or Zalviso. Such arrangements may not be available on favorable terms, if at all.

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

To fund our operations, we may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, which may impose restrictions on our business.*

In order to raise additional funds to support our operations, we may sell additional equity securities, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Selling additional equity securities may result in dilution to our stockholders. Incurring additional indebtedness, including through the sale of debt securities, would result in increased fixed payment obligations and could also result in additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected, and we may not be able to meet our debt service obligations.

The terms of our loan agreement with Oxford may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions, including to pay dividends to our stockholders.*

On May 30, 2019, the Company entered into the Loan Agreement with Oxford Finance LLC, or Oxford, a Delaware limited liability company, as the Lender. The Loan Agreement contains, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The Loan Agreement includes covenants that, among other things, restrict our ability to (i) declare dividends or redeem or repurchase equity interests; (ii) incur additional liens; (iii) make loans and investments; (iv) incur additional indebtedness; (v) engage in mergers, acquisitions, and asset sales; (vi) transact with affiliates; (vii) undergo a change in control; (viii) add or change business locations; and (ix) engage in businesses that are not related to our existing business. The Loan Agreement also requires that we at all times maintain unrestricted cash of not less than $5.0 million.

A breach of any of these covenants could result in an event of default under the Loan Agreement. Upon the occurrence of such an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances and all outstanding obligations under the Loan Agreement can be declared to be immediately due and payable If our indebtedness is accelerated, we cannot assure you that we will have sufficient assets to repay the indebtedness. The restrictions and covenants in the Loan Agreement and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

As of June 30, 2019, we have approximately $23.8 million of accrued debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

If we do not make the required payments when due, either at maturity, or at applicable installment payment dates, or if we breach the agreement or become insolvent, the Lender could elect to declare all amounts outstanding, together with accrued and unpaid interest, and other payments, to be immediately due and payable. Additional capital may not be available on terms acceptable to us, or at all. Even if we were able to repay the full amount in cash, any such repayment could leave us with little or no working capital for our business. If we are unable to repay those amounts, the Lender will have a first claim on our assets pledged under the Loan Agreement. If the Lender should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness. Any default under the Loan Agreement and resulting foreclosure would have a material adverse effect on our financial condition and our ability to continue our operations.

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

Risks Related to Our Reliance on Third Parties

We rely on third party manufacturers to produce commercial supplies of DSUVIA in the United States, commercial supplies of Zalviso in Europe, and clinical supplies of Zalviso in the United States. The failure of third party manufacturers to provide us with adequate commercial and clinical supplies could result in a material adverse effect on our business.*

Third party manufacturers produce commercial and clinical supplies of our products and product candidates. Reliance on third party manufacturers entails many risks including:

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

We rely on limited sources of supply for the active pharmaceutical ingredient, or API, of DSUVIA and Zalviso and any disruption in the chain of supply may cause a delay in commercializing DSUVIA and developing Zalviso.*

Currently we only have one supplier qualified as a vendor for the manufacture of DSUVIA, known as DZUVEO in Europe, and Zalviso with the FDA and EMA, respectively. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider is changing its process for manufacturing our drug, which could impact our commercial supply of API. This change in process requires a regulatory submission to the FDA and the European Health Authority which must be approved before the new process API can be used commercially in each corresponding territory. There is no guarantee that the FDA or European Health Authority will approve such a submission. Both the U.S. and EU regulatory submissions have been submitted to support the use of the API made with the new manufacturing process, but there is no guarantee that the FDA or European Health Authority will approve the submissions. For example, in July 2019, we received notice from the FDA that a deficiency in the API manufacturer’s drug master file will need to be addressed before the submission can be approved. Any alternative vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

Manufacture of sufentanil sublingual tablets requires specialized equipment and expertise.

Ethanol, which is used in the manufacturing process for our sufentanil sublingual tablets, is flammable, and sufentanil is a highly potent, Schedule II controlled substance. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil sublingual tablets. There are a limited number of facilities that can accommodate our manufacturing process and we need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one manufacturer to produce our sufentanil sublingual tablets and have not identified a back-up commercial facility to date. Any problems with our existing facility or equipment, including ongoing expansion, may impair our ability to successfully commercialize DSUVIA or Zalviso, if approved, complete our clinical trials and increase our cost.

Manufacturing issues may arise that could delay or increase costs related to commercialization, product development and regulatory approval.*

Our experience with manufacturing and shipping both DSUVIA and Zalviso is limited. We have and will continue to rely on contract manufacturers, component fabricators and third-party service providers to produce the necessary DSUVIA single-dose applicator, or SDA, and Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the DSUVIA SDA and the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. Some of these component purchases were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of DSUVIA, DZUVEO or Zalviso devices with each of the third-party manufacturers or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with DSUVIA, Zalviso and DZUVEO in Europe, and, if approved, Zalviso in the U.S. and any other foreign territories.

As we scale up manufacturing of DSUVIA and Zalviso, if approved, and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution. In the past we have identified impurities in DSUVIA and Zalviso. In the future, we may identify significant impurities which could result in failure to maintain regulatory approval of DSUVIA, increased scrutiny by regulatory agencies, delays in clinical program and regulatory approval, increases in our operating expenses, or failure to obtain approval for Zalviso in the United States.

We have built out a suite within Patheon’s production facility in Cincinnati, Ohio that serves as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at this location. While we have produced a number of commercial lots at Patheon to support Grünenthal’s launch in Europe, our experience is limited, which has impacted, and may in the future impact, our ability to deliver commercial supplies to Grünenthal on a timely basis.

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

The DEA limits the availability and production of all Schedule II controlled substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers apply for quotas on our behalf. We will need significantly greater amounts of sufentanil to successfully commercialize DSUVIA, implement Grünenthal’s European commercialization plans for Zalviso, to support European commercialization of DZUVEO and to commercialize Zalviso, if approved in the United States. Any delay by the DEA in establishing the procurement quota, reduction in our quota for sufentanil, failure to increase our quota over time to meet anticipated increases in demand, or refusal by the DEA to establish the procurement quota could delay or stop the commercial sale of our approved products or the clinical development of Zalviso in the United States. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our relationships with clinical investigators, health care professionals, consultants, commercial partners, third-party payers, hospitals, and other customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws, which could expose us to penalties.*

Healthcare providers, physicians and others play a primary role in the recommendation and prescribing of any products for which we may obtain marketing approval. Our business operations and arrangements with investigators, healthcare professionals, consultants, commercial partners, hospitals, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute the products for which we obtain marketing approval. Applicable federal and state healthcare laws include, but are not limited to, the following:

•

the federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose certain obligations, including mandatory contractual terms, on covered healthcare providers, health plans and clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

foreign laws, regulations, standards and regulatory guidance which govern the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, or GDPR, which introduces strict requirements for processing personal data of individuals within the European Union;

•

the federal transparency law, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS information related to payments and other transfers of value provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

analogous state laws that may apply to our business practices, including but not limited to, state laws that require pharmaceutical companies to implement compliance programs and/or comply with the pharmaceutical industry’s voluntary compliance guidelines; state laws that impose restrictions on pharmaceutical companies’ marketing practices and require manufacturers to track and file reports relating to pricing and marketing information, which requires tracking and reporting gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects; and,

•

the federal Foreign Corrupt Practices Act of 1977, United Kingdom Bribery Act 2010 and other similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these or any other healthcare regulatory laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations any of which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses or divert our management’s attention from the operation of our business.

In order to supply the Zalviso device to Grünenthal for commercial sales, we must maintain conformity of our quality system to applicable ISO standards and must comply with applicable European laws and directives.

We underwent a Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in Europe. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. The CE Mark was originally issued by the British Standards Institution, or BSI, a Notified Body, or NB, located in the United Kingdom, or UK, or BSI-UK. Recently, the CE Mark file and certification has been transferred to the Netherlands NB of BSI, or BSI-NL, to mitigate the uncertainty with regards to the Brexit situation. The ISO certification issued through BSI-UK was recently upgraded to the latest version of the standard, ISO 13485:2016 through BSI-UK and remains in effect, regardless of the Brexit situation. BSI ISO 13485:2016 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and European Economic Area (which includes the 28 EU member states as well as Norway, Iceland and Liechtenstein), or EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE Mark to our Zalviso device, which would prevent Grünenthal from selling these devices within the EU and EEA.

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

Significant disruptions of our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents.

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

We are highly dependent on principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining qualified scientific, manufacturing, and commercial personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. In addition, failure to succeed in clinical trials, or delays in the regulatory approval process, may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives.

We face potential product liability claims, and, if such claims are successful, we may incur substantial liability.

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

Our insurance coverage includes the sale of Zalviso to our commercial partner, Grünenthal. We intend to commercialize and promote DZUVEO in Europe with a strategic partner which may result in further expansion of our insurance coverage to include sales of DZUVEO in Europe. There can be no assurance that such coverage will be adequate to protect us against any future losses due to liability.

Our employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, investigators, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates (1) regulations implemented by the FDA and similar foreign regulatory bodies; (2) laws requiring the reporting of true, complete and accurate information to such regulatory bodies; (3) healthcare fraud and abuse laws of the United States and similar foreign fraudulent misconduct laws; and (4) laws requiring the reporting of financial information or data accurately. The promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry are subject to extensive laws designed to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. It is not always possible to identify and deter employee and other third-party misconduct. The precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar agreements to resolve allegations of non-compliance with these laws, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of June 30, 2019, we are the owner of record of 73 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents, inclusive of the patents we have listed in the FDA’s Orange Book for DSUVIA, are expected to provide coverage until at least 2027 – 2031.

Because sufentanil is not a new chemical entity, its regulatory exclusivity period in the United States is limited to three years under the Hatch-Waxman Act. While the FDA may not approve a 505(b)(2) NDA or ANDA using DSUVIA as its reference listed drug prior to November 2, 2021, we may be subject to certification based on the patents we have listed in the FDA’s Orange Book for DSUVIA and engage in litigation against such a 505(b)(2) or ANDA applicant at any time.

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

In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

If we were found by a court to have infringed a valid patent claim, we could be prevented from using the patented technology and be required to pay the owner of the patent for damages for past sales and for the right to license the patented technology for future sales. If we decide to pursue a license to one or more of these patents, we may not be able to obtain a license on commercially reasonable terms, if at all, or the license we obtain may require us to pay substantial royalties or grant cross licenses to our patent rights. For example, if the relevant patent is owned by a competitor, that competitor may choose not to license patent rights to us. If we decide to develop alternative technology, we may not be able to do so in a timely or cost-effective manner, if at all.

In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products.

It is possible that we may in the future receive communications from competitors and other companies alleging that we may be infringing their patents, trade secrets or other intellectual property rights, offering licenses to such intellectual property or threatening litigation. In addition to patent infringement claims, third parties may assert copyright, trademark or other proprietary rights against us. We may need to expend considerable resources to counter such claims and may not be successful in our defense. Our business may suffer if a finding of infringement is established.

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

We cannot predict the breadth of claims that may be allowed or enforced in the patents that may be issued from the applications we currently, or may in the future, own or license from third parties. Claims could be brought regarding the validity of our patents by third parties and regulatory agencies. Further, if any patent license we obtain is deemed invalid and/or unenforceable, it could impact our ability to commercialize or partner our technology.

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

If we do not adequately protect our proprietary rights, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize DSUVIA and Zalviso, if approved, and delay or render impossible our achievement of profitability.

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

We have not yet registered our trademarks in all of our potential markets, and failure to secure those registrations could adversely affect our business.*

We have registered our ACELRX mark in the United States, Canada, the EU and India. In early 2014, the FDA accepted the Zalviso mark and, in November 2018, the FDA accepted the DSUVIA mark. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications could be subject to opposition or cancellation after the marks are registered. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, such as securing the registration of DSUVIA in Canada, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, our stock price dropped by 60% on October 12, 2017, the day we announced the receipt of the DSUVIA CRL from the FDA. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States and/or to successfully develop and commercialize Zalviso in the United States;

•	inability to obtain additional funding;

•	the perception of limited market sizes or pricing for our products;

•	any delay in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the Zalviso NDA, upon resubmission;

•	safety issues;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	inability to maintain ISO 13485 certification and CE Mark approval for Zalviso;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of future complete response letters, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs.

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

We have never declared or paid any cash dividends on our capital stock, and we are prohibited from doing so under the terms of the Loan Agreement. Regardless of the restrictions in the Loan Agreement or the terms of any potential future indebtedness, we anticipate that we will retain all available funds and any future earnings to support our operations and finance the growth and development of our business and, therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth above in Part I and referenced under Item 1.01 in the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2019 which relates to Warrants is hereby incorporated by reference into this Part II, Item 2.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	01/07/2011

4.1	Form of Warrant to Purchase Common Stock of the Registrant, dated as of May 30, 2019.	8-K	001-35068	4.1	06/03/2019

10.1	Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 30, 2019.	8-K	001-35068	10.1	06/03/2019

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.2+	Non-Employee Director Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 5, 2019	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi M. Asadorian
Raffi M. Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)