Form 10-Q
period 2019-09-30
ACELRX PHARMACEUTICALS INC
filed 2019-11-07
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

or

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

As of October 28, 2019, the number of outstanding shares of the registrant’s common stock was 79,573,001.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

•

our ability to successfully execute the pathway towards a resubmission of the Zalviso® (sufentanil sublingual tablet system) New Drug Application, or NDA, and subsequently obtain and maintain regulatory approval of Zalviso in the United States and comply with any related restrictions, limitations, and/or warnings in the label of Zalviso, if approved;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2019 (Unaudited)	December 31, 2018(1)
Assets
Current Assets:
Cash and cash equivalents	$21,949	$87,975
Short-term investments	58,451	17,740
Accounts receivable, net	244	49
Tax receivable	352	352
Inventories, net	2,980	854
Prepaid expenses and other current assets	1,693	1,024
Total current assets	85,669	107,994
Operating lease right-of-use assets	4,130	—
Property and equipment, net	13,844	11,483
Long-term tax receivable	351	351
Other assets	984	705
Total Assets	$104,978	$120,533
Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable	$2,649	$2,070
Accrued liabilities	4,905	4,540
Long-term debt, current portion	2,083	8,611
Deferred revenue, current portion	315	315
Operating lease liabilities, current portion	791	—
Liability related to the sale of future royalties, current portion	688	392
Total current liabilities	11,431	15,928
Long-term debt, net of current portion	21,924	3,380
Deferred revenue, net of current portion	2,912	3,148
Operating lease liabilities, net of current portion	4,043	—
Liability related to the sale of future royalties, net of current portion	92,375	93,287
Other long-term liabilities	567	537
Total liabilities	133,252	116,280
Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of September 30, 2019 and 100,000,000 shares authorized as of December 31, 2018; 79,573,001 and 78,757,930 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	79	78
Additional paid-in capital	355,330	349,194
Accumulated deficit	(383,683)	(345,019)
Total stockholders’ (deficit) equity	(28,274)	4,253
Total Liabilities and Stockholders’ (Deficit) Equity	$104,978	$120,533

(1)

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Net product sales	$116	$—	$218	$—
Collaboration agreement	492	177	1,596	802
Contract and other	—	200	—	736
Total revenue	608	377	1,814	1,538
Operating costs and expenses:
Cost of goods sold	2,148	875	5,188	2,738
Research and development	1,058	3,642	3,598	10,433
Selling, general and administrative	10,936	5,188	32,241	13,117
Total operating costs and expenses	14,142	9,705	41,027	26,288
Loss from operations	(13,534)	(9,328)	(39,213)	(24,750)
Other income (expense):
Interest expense	(828)	(529)	(1,704)	(1,758)
Interest income and other income (expense), net	645	312	1,728	643
Non-cash interest income (expense) on liability related to future sale of royalties	986	(2,913)	375	(8,724)
Total other income (expense)	803	(3,130)	399	(9,839)
Net loss before income taxes	(12,731)	(12,458)	(38,814)	(34,589)
Provision for income taxes	—	—	(3)	(2)
Net loss	$(12,731)	$(12,458)	$(38,817)	$(34,591)
Comprehensive loss	$(12,731)	$(12,458)	$(38,817)	$(34,591)
Net loss per share of common stock, basic and diluted	$(0.16)	$(0.21)	$(0.49)	$(0.64)
Shares used in computing net loss per share of common stock, basic and diluted	79,461,121	60,004,416	79,053,256	54,292,206

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2018	78,757,930	$78	$349,194	$(345,019)	$—	$4,253
Cumulative effect adjustment for adoption of ASU No. 2016-02	—	—	—	153	—	153
Stock-based compensation	—	—	1,107	—	—	1,107
Issuance of common stock upon exercise of stock options	13,583	—	31	—	—	31
Issuance of common stock upon ESPP purchase	85,135	1	238	—	—	239
Net loss	—	—	—	(13,674)	—	(13,674)
Balance as of March 31, 2019	78,856,648	$79	$350,570	$(358,540)	$—	$(7,891)
Stock-based compensation	—	—	1,346	—	—	1,346
Issuance of common stock upon exercise of stock options	57,522	—	155	—	—	155
Issuance of warrants related to debt financing	—	—	383	—	—	383
Net loss	—	—	—	(12,412)	—	(12,412)
Balance as of June 30, 2019	78,914,170	$79	$352,454	$(370,952)	$—	$(18,419)
Stock-based compensation	—	—	1,326	—	—	1,326
Issuance of common stock in connection with equity financings	500,000	—	1,233	—	—	1,233
Issuance of common stock upon exercise of stock options	40,497	—	83	—	—	83
Issuance of common stock upon ESPP purchase	118,334	—	234	—	—	234
Net loss	—	—	—	(12,731)	—	(12,731)
Balance as of September 30, 2019	79,573,001	$79	$355,330	$(383,683)	$—	$(28,274)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2017	50,899,154	$51	$261,310	$(297,870)	$—	$(36,509)
Stock-based compensation	—	—	1,080	—	—	1,080
Issuance of common stock upon ESPP purchase	92,290	—	141	—	—	141
Net loss	—	—	—	(11,592)	—	(11,592)
Balance as of March 31, 2018	50,991,444	$51	$262,531	$(309,462)	$—	$(46,880)
Stock-based compensation	—	—	1,048	—	—	1,048
Issuance of common stock in connection with equity financings	2,335,743	2	7,405	—	—	7,407
Net loss	—	—	—	(10,541)	—	(10,541)
Balance as of June 30, 2018	53,327,187	$53	$270,984	$(320,003)	$—	$(48,966)
Stock-based compensation	—	—	1,808	—	—	1,808
Issuance of common stock upon exercise of stock options	9,453	—	29	—	—	29
Issuance of common stock upon ESPP purchase	90,070	—	134	—	—	134
Issuance of common stock in connection with equity financings	8,363,636	8	21,658	—	—	21,666
Net loss	—	—	—	(12,458)	—	(12,458)
Balance as of September 30, 2018	61,790,346	$61	$294,613	$(332,461)	$—	$(37,787)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,817)	$(34,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(238)	(220)
Non-cash interest (income) expense on liability related to royalty monetization	(375)	8,724
Depreciation and amortization	1,153	435
Non-cash interest expense related to debt financing	471	489
Stock-based compensation	3,779	3,936
Inventory impairment charge	855	—
Other	(563)	(147)
Changes in operating assets and liabilities:
Accounts receivable	(195)	1,346
Inventories	(2,981)	100
Prepaid expenses and other assets	(430)	(563)
Other assets	(279)	—
Accounts payable	843	403
Accrued liabilities	465	236
Operating lease liabilities	(477)	—
Deferred rent	—	39
Deferred revenue	(236)	(272)
Net cash used in operating activities	(37,025)	(20,085)
Cash flows from investing activities:
Purchase of property and equipment	(3,228)	(573)
Purchase of investments	(81,924)	(12,844)
Proceeds from maturities of investments	41,700	14,500
Net cash (used in) provided by investing activities	(43,452)	1,083
Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,000	—
Payment of costs in connection with refinancing of long-term debt	(190)	—
Payment of long-term debt	(3,470)	(5,711)
Extinguishment of debt	(8,864)	—
Net proceeds from issuance of common stock in connection with equity financings	1,233	29,073
Net proceeds from issuance of common stock through equity plans	742	304
Net cash provided by financing activities	14,451	23,666
Net (decrease) increase in cash and cash equivalents	(66,026)	4,664
Cash and cash equivalents—Beginning of period	87,975	52,902
Cash and cash equivalents—End of period	$21,949	$57,566

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

DSUVIA/DZUVEO

DSUVIA, known as DZUVEO in Europe, approved by the FDA in November 2018 and approved by the EC in June 2018, is indicated for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. DSUVIA was designed to provide rapid analgesia via a non-invasive route and to eliminate dosing errors associated with IV administration. DSUVIA is a single-strength solid dosage form administered sublingually via a single-dose applicator, or SDA, by healthcare professionals. Sufentanil is an opioid analgesic currently marketed for intravenous, or IV, and epidural anesthesia and analgesia. The sufentanil pharmacokinetic profile when delivered sublingually avoids the high peak plasma levels and short duration of action observed with IV administration.

DSUVIA was approved with a Risk Evaluation and Mitigation Strategy, or REMS, which restricts distribution to certified medically supervised healthcare settings in order to prevent respiratory depression resulting from accidental exposure. DSUVIA is only distributed to facilities certified in the DSUVIA REMS program following attestation by an authorized representative to comply with appropriate dispensing and use restrictions of DSUVIA. To become certified, a healthcare setting is required to train their healthcare professionals on the proper use of DSUVIA and have the ability to manage respiratory depression. DSUVIA is not available in retail pharmacies or for outpatient use. As part of the REMS program, the Company monitors distribution and audits wholesalers’ data, evaluates proper usage within the healthcare settings and monitors for any diversion and abuse. AcelRx will de-certify healthcare settings that are non-compliant with the REMS program.

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

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. Although Zalviso was approved for sale in Europe on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. The FDA approved DSUVIA in November 2018 and the Company began its commercial launch of DSUVIA in the first quarter of 2019. As a result, the Company expects to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

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

Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet as of December 31, 2018, was derived from the Company’s audited financial statements as of December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Inventories, net

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

Revenue from Contracts with Customers

Beginning January 1, 2018, the Company has followed the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company sells its products primarily through wholesale distributors.

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

Net product sales revenue

Revenues from product sales are recognized when distributors obtain control of the Company’s product, which occurs at a point in time, upon delivery to such distributors. These distributors subsequently resell the product to certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments. In addition to distribution agreements with these customers, the Company enters into arrangements with group purchasing organizations, or GPOs, and other certified medically supervised healthcare settings that provide for privately-negotiated discounts with respect to the purchase of its products. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of distributor fees, GPO discounts, GPO administrative fees and returns. Variable consideration is recorded at the time product sales are recognized resulting in a reduction in product revenue. Variable consideration is estimated using the most-likely amount method, which is the single-most likely outcome under a contract and is typically at the stated contractual rate. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These estimates include:

●	Distributor Fees – The Company offers contractually determined fees to its distributors.

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

●

Returns – The Company allows its customers to return product for credit up to 12 months after its product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

The Company believes its estimated allowance for product returns requires a high degree of judgment and is subject to change based on its limited experience and certain quantitative and qualitative factors. The Company believes its estimated allowances for distributor fees, GPO discounts and GPO administrative fees do not require a high degree of judgment because the amounts are settled within a relatively short period of time.

Amounts accrued for product revenue allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate and to reflect actual experience. Product revenue-related liabilities are recorded in the Company’s condensed consolidated balance sheets as Accrued liabilities. The Company will continue to assess its estimates of variable consideration as it accumulates additional historical data and will adjust these estimates accordingly. Changes in product revenue allowance estimates could materially affect the Company’s results of operations and financial position.

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

The Company records non-cash royalty revenues and non-cash interest income (expense), within its condensed consolidated statements of comprehensive loss over the term of the Royalty Monetization.

When the expected payments under the Royalty Monetization are lower than the gross proceeds of $65.0 million received, the Company defers recognition of any probable contingent gain until the Royalty Monetization liability expires.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2018. Aside from the adoption of ASU No. 2016-02, Leases (Topic 842) described below under “Recently Adopted Accounting Standards” and explained more fully above in “Leases,” and in Note 7 “Leases” below, there have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2019, from those previously disclosed in its 2018 Annual Report on Form 10-K.

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

The adoption of the new leases standard resulted in the following adjustments to the condensed consolidated balance sheet as of January 1, 2019 (in thousands):

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption allowed beginning January 1, 2020. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses”, or ASU 2019-05, to allow entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. The new effective dates and transition align with those of ASU 2016-13. Management is currently assessing the date of adoption and the impact ASU 2016-13 and ASU 2019-05 will have on the Company, but it does not anticipate adoption of these new standards to have a material impact on the Company’s financial position, results of operations and cash flows.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,052	$—	$—	$1,052
Money market funds	1,072	—	—	1,072
Commercial paper	15,625	—	—	15,625
Corporate debt securities	4,200	—	—	4,200
Total cash and cash equivalents	21,949	—	—	21,949

Short-term investments:
U.S. government agency securities	$14,274	$—	$—	$14,274
Commercial paper	29,001	—	—	29,001
Corporate debt securities	15,176	—	—	15,176
Total short-term investments	58,451	—	—	58,451
Total cash, cash equivalents and investments	$80,400	$—	$—	$80,400

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,037	$—	$—	$2,037
Money market funds	1,436	—	—	1,436
U.S. government agency securities	10,181	—	—	10,181
Commercial paper	74,321	—	—	74,321
Total cash and cash equivalents	87,975	—	—	87,975

Short-term investments:
U.S. government agency securities	$1,497	$—	$—	$1,497
Commercial paper	16,243	—	—	16,243
Total short-term investments	17,740	—	—	17,740

Total cash, cash equivalents and investments	$105,715	$—	$—	$105,715

As of September 30, 2019 and December 31, 2018, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at September 30, 2019 or December 31, 2018. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the three and nine months ended September 30, 2019 and September 30, 2018.

As of September 30, 2019 and December 31, 2018, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of September 30, 2019, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford. Similarly, as of December 31, 2018, the Company held a contingent put option liability associated with the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, or Prior Agreement, with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of each of the contingent put option liabilities was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the condensed consolidated balance sheets. Changes to the estimated fair value of these liabilities are recorded in interest income and other income, net in the condensed consolidated statements of comprehensive loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2019
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,072	$1,072	$—	$—
U.S. government agency securities	14,274	—	14,274	—
Corporate debt securities	44,626	—	44,626	—
Commercial paper	19,376	—	19,376	—
Total assets measured at fair value	$79,348	$1,072	$78,276	$—
Liabilities
Contingent put option liability	$514	$—	$—	$514
Total liabilities measured at fair value	$514	$—	$—	$514

	As of December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,436	$1,436	$—	$—
U.S. government agency securities	11,678	—	11,678	—
Commercial paper	90,564	—	90,564	—
Total assets measured at fair value	$103,678	$1,436	$102,242	$—
Liabilities
Contingent put option liability	$121	$—	$—	$121
Total liabilities measured at fair value	$121	$—	$—	$121

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fair value—beginning of period	$657	$121
Change in fair value of contingent put option associated with the Loan Agreement	(143)	514
Change in fair value of contingent put option associated with the Prior Agreement	—	(121)
Fair value—end of period	$514	$514

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Fair value—beginning of period	$166	$207
Change in fair value of contingent put option associated with the Prior Agreement	(22)	(63)
Fair value—end of period	$144	$144

3. Inventories, net

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	September 30, 2019	December 31, 2018
Raw materials	$1,192	$694
Work-in-process	1,044	160
Finished goods	744	—
Total	$2,980	$854

During the quarter ended September 30, 2019, the Company recorded a write-down of inventory of approximately $0.9 million as a result of an analysis to estimate potential DSUVIA inventory that may expire before being sold. This represents initial DSUVIA batches produced for development and therefore represented shorter dated product than batches manufactured for commercial sale. Inventory that was forecasted to become obsolete due to expiration is recorded in Cost of goods sold in the accompanying condensed consolidated statements of comprehensive loss.

4. Revenue

As described in Note 1 “Organization and Summary of Significant Accounting Policies,” the Company began its commercial launch of DSUVIA in the first quarter of 2019. The Company has entered into the Amended Agreements with Grünenthal related to Zalviso. At September 30, 2019, approximately $3.2 million of deferred revenue is attributable to the discount on future manufacturing services of Zalviso for Grünenthal, which the Company expects to be recognized through 2029. For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers.”

The following table presents changes in the Company’s contract liability for the nine months ended September 30, 2019:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract liability:
Deferred revenue	$3,463	$131	$(367)	$3,227

During the three and nine months ended September 30, 2019, the Company recognized the following revenue (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied – Amended Agreements	$78	$236
New activities in the period from performance obligations satisfied:
Performance obligations satisfied – Amended Agreements	366	1,043
Total revenue from performance obligations satisfied	444	1,279
Royalty revenue	48	317
Net product sales of DSUVIA	116	218
Total revenue	$608	$1,814

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

For the three and nine months ended September 30, 2019, the Company recognized $0.5 million and $1.6 million in revenue under the Amended Agreements, respectively. For the three and nine months ended September 30, 2018, the Company recognized $0.2 million and $0.8 million in revenue under the Amended Agreements, respectively. As of September 30, 2019, the Company had current and noncurrent portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $2.9 million, respectively. The deferred revenue balance consists primarily of the significant and incremental discount on manufacturing services, which is being recognized on a straight-line basis over the period such discount is made available to Grünenthal, which began in February 2016 and is estimated to continue through 2029.

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

Interest expense related to the Amended Loan Agreement with Hercules was $0.6 million, $0.2 million of which represented amortization of the debt discount, for the nine months ended September 30, 2019. Interest expense related to the Amended Loan Agreement with Hercules was $0.5 million, $0.2 million of which represented amortization of the debt discount, for the three months ended September 30, 2018, and $1.7 million, $0.5 million of which represented amortization of the debt discount, for the nine months ended September 30, 2018.

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

The Loan Agreement also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lender’s security interest or in the value of the collateral, a material adverse change in business, operations or the prospect of repayment, events relating to bankruptcy or insolvency. The Loan also contains a cross default provision, under which if a third party (under any agreement) has the right to accelerate indebtedness greater than $250,000, the Loan would also be considered in default. In addition, the Loan defines events which negatively impact government approvals, judgements in excess of $500,000 and the delisting of the Company’s shares of common stock on the Nasdaq Global Market, or Nasdaq, as events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Acceleration would result in the payment of any applicable prepayment charges and application of the default interest rate to the outstanding balance until payment is made if full. The Company bifurcated a compound derivative liability related to a contingent interest feature and acceleration upon default provision (contingent put option) provided to the Lender. The bifurcated embedded derivative must be valued and separately accounted for in the Company’s financial statements. As of September 30, 2019, the estimated fair value of the contingent put option liability was $0.5 million which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate. The contingent put option liability is revalued at the end of each reporting period and any change in the fair value is recognized in interest income and other income (expense), net in the condensed consolidated statements of comprehensive loss.

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

Interest expense related to the Loan Agreement was $0.8 million, $0.2 million of which represented amortization of the debt discount, for the three months ended September 30, 2019, and $1.1 million, $0.3 million of which represented amortization of the debt discount, for the nine months ended September 30, 2019.

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

The components of lease expense are presented in the following table (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease costs	$340	$1,020
Sublease income	(150)	(446)
Net lease costs	$190	$574

Other information related to the operating leases is presented in the following table (in thousands, except years and percentages):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$308	$921
Supplemental non-cash disclosures of lease activities
Transfer of tenant improvement allowance to sublease	$—	$242
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,730

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

September 30, 2019
Weighted-average remaining term – operating lease	4.13
Weighted-average discount rate – operating lease	11.72%

Maturities of lease liabilities as of September 30, 2019 are presented in the following table (in thousands):

Year:
2019 (remaining three months)	$362
2020	1,468
2021	1,505
2022	1,345
2023	1,386
Thereafter	116
Total future minimum lease payments	6,182
Less imputed interest	(1,348)
Total	$4,834

Reported as:

Operating lease liabilities	$791
Operating lease liabilities, net of current portion	4,043
Total lease liability	$4,834

Future minimum sublease payments as of September 30, 2019 are presented in the following table (in thousands):

Year:
2019 (remaining three months)	$144
2020	593
2021	610
2022	629
2023	648
Thereafter	54
Total future minimum sublease payments	$2,678

The rent receivable balance is reported in the condensed consolidated balance sheet as follows (in thousands):

Reported as:

Prepaid expenses and other current assets	$73
Other assets	374
Total rent receivable	$447

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

The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods. The change in estimate resulted in a decrease of $2.7 million to the net loss, or $0.03 per share of common stock, basic and diluted, for the three months ended September 30, 2019, and a decrease of $5.4 million to the net loss, or $0.07 per share of common stock, basic and diluted, for the nine months ended September 30, 2019. The effective interest income rate for the three months ended September 30, 2019 was approximately 4.2%. The effective interest income rate for the nine months ended September 30, 2019 was 0.5%. The effective interest expense rate was approximately 12.7% and 13.2% for the three and nine months ended September 30, 2018, respectively.

The following table shows the activity within the liability account for the nine months ended and the period from inception to September 30, 2019 (in thousands):

	Nine months ended September 30, 2019	Period from inception to September 30, 2019
Liability related to sale of future royalties — beginning balance	$93,679	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(241)	(618)
Non-cash interest (income) expense recognized	(375)	32,497
Liability related to sale of future royalties as of September 30, 2019	93,063	93,063
Less: current portion	(688)	(688)
Liability related to sale of future royalties — net of current portion	$92,375	$92,375

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

As of September 30, 2019, warrants to purchase 176,679 shares of common stock issued to the Lender and its affiliates had not been exercised and were still outstanding. These warrants expire in May 2029.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan, or ESPP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$68	$119	$197	$280
Research and development	242	769	699	1,578
Selling, general and administrative	1,016	920	2,883	2,078
Total	$1,326	$1,808	$3,779	$3,936

As of September 30, 2019, there were 2,037,468 shares available for grant, 12,590,964 options outstanding and 959,704 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 655,420 shares available for grant under the ESPP.

11. Stockholders’ Equity

Common Stock

ATM Agreement

On May 9, 2019, the Company increased the aggregate offering price of shares of the Company’s common stock which may be offered and sold under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent by $40.0 million. During the nine months ended September 30, 2019, the Company issued and sold 500,000 shares of common stock pursuant to the ATM Agreement, for which the Company received net proceeds of approximately $1.2 million, after deducting commissions, fees and expenses of $32,000. As of September 30, 2019, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $45.3 million.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2019	2018
RSUs, ESPP and stock options to purchase common stock	13,712,081	12,003,600
Common stock warrants	176,679	176,730

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

DSUVIA® (sufentanil sublingual tablet, 30 mcg)

DSUVIA, known as DZUVEO in Europe, approved by the United States Food and Drug Administration, or FDA, in November 2018 (and by the European Commission, or EC, in June 2018), is indicated for use in adults in certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. DSUVIA was designed to provide rapid analgesia via a non-invasive route and to eliminate dosing errors associated with intravenous, or IV, administration. DSUVIA is a single-strength solid dosage form administered sublingually via a single-dose applicator, or SDA, by healthcare professionals. Sufentanil is an opioid analgesic currently marketed for IV and epidural anesthesia and analgesia. The sufentanil pharmacokinetic profile when delivered sublingually avoids the high peak plasma levels and short duration of action observed with IV administration.

DSUVIA was approved with a Risk Evaluation and Mitigation Strategy, or REMS, which restricts distribution to certified medically supervised healthcare settings in order to prevent respiratory depression resulting from accidental exposure. DSUVIA is only distributed to facilities certified in the DSUVIA REMS program following attestation by an authorized representative to comply with appropriate dispensing and use restrictions of DSUVIA. To become certified, a healthcare setting is required to train their healthcare professionals on the proper use of DSUVIA and have the ability to manage respiratory depression. DSUVIA is not available in retail pharmacies or for outpatient use. As part of the REMS program, we monitor distribution and audit wholesalers’ data, evaluate proper usage within the healthcare settings and monitor for any diversion and abuse. We will de-certify healthcare settings that are non-compliant with the REMS program.

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

We launched the commercialization of DSUVIA in the United States in the first quarter of 2019. As we continue developing as a commercial enterprise, we plan to continue to add personnel and incur additional costs related to the maturation of our business and the commercialization of DSUVIA and potential commercialization of Zalviso in the United States, subject to FDA approval. In addition, we will incur capital expenditures related to the installation of our high-volume automated packaging line for DSUVIA, which we expect to have qualified product being packaged using this new equipment beginning in 2020. We anticipate that the high-volume line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2020 and beyond.

To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the Department of Defense, or DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019. The contract with the DoD was substantially completed in 2018.

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

We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe. There can be no assurance that we will enter into a collaborative agreement for DZUVEO, or any other collaborative agreements, or receive research-related contract awards in the future. Accordingly, we expect revenues to continue to fluctuate from period-to-period. Although we have received approval of DSUVIA in the U.S., and Zalviso and DZUVEO in Europe, the launch of DSUVIA in the U.S. is still early, and we cannot provide assurance that we will generate revenue from those products in excess of our operating expenses, nor that we will obtain marketing approval for Zalviso in the United States and subsequently generate revenue from Zalviso in excess of our operating expenses.

Our net loss for the three and nine months ended September 30, 2019 was $12.7 million and $38.8 million, respectively, compared to net losses of $12.5 million and $34.6 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $383.7 million. As of September 30, 2019, we had cash, cash equivalents and short-term investments totaling $80.4 million compared to $105.7 million as of December 31, 2018.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and nine months ended September 30, 2019, from those previously disclosed in our Annual Report aside from the adoption of ASU No. 2016-02, Leases (Topic 842) which is explained more fully in Note 1 “Organization and Summary of Significant Accounting Policies - Leases,” and in Note 7 “Leases” in the accompanying notes to the condensed consolidated financial statements, and updates to our “Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties” policy which is explained more fully in Note 1 “Organization and Summary of Significant Accounting Policies.”

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

Three and Nine Months Ended September 30, 2019 and 2018

Revenue

Net Product Sales Revenue

We began commercial sales of DSUVIA in the first quarter of 2019. Revenues from product sales are recognized when distributors obtain control of our product, which occurs at a point in time, upon delivery to such distributors. These distributors subsequently resell the products to certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments. In addition to distribution agreements with these customers, we enter into arrangements with group purchasing organizations, or GPOs, and other certified medically supervised healthcare settings that provide for privately-negotiated discounts with respect to the purchase of our products. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of distributor fees, GPO discounts, GPO administrative fees and returns. Variable consideration is recorded at the time product sales are recognized, resulting in a reduction in product revenue.

We believe our estimated allowance for product returns requires a high degree of judgment and is subject to change based on our limited experience and certain quantitative and qualitative factors. We believe our estimated allowances for distributor fees, GPO discounts and GPO administrative fees do not require a high degree of judgment because the amounts are settled within a relatively short period of time. Amounts accrued for product revenue allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate and to reflect actual experience.

For the three and nine months ended September 30, 2019, net product sales of DSUVIA were $0.1 million and $0.2 million, respectively.

Collaboration Agreement Revenue

We estimate and recognize royalty revenue and non-cash royalty revenue on a quarterly basis. Adjustments to estimated revenue are recognized in the subsequent quarter based on actual revenue earned per the royalty reports received from Grünenthal.

For the three months ended September 30, 2019, we recognized $0.5 million in revenue under the Amended Agreements, consisting primarily of product sales revenue. For the three months ended September 30, 2018, we recognized $0.2 million in revenue under the Amended Agreements, consisting primarily of product sales revenue. Revenue recognized under the Amended Agreements for the nine months ended September 30, 2019 was $1.6 million, $0.2 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue, compared to $0.8 million for the nine months ended September 30, 2018, $0.2 million of which was non-cash royalty revenue, with the remainder consisting primarily of product sales revenue. The increase in collaboration agreement revenue for the three and nine months ended September 30, 2019, as compared to the prior year period, was primarily the result of increased orders from Grünenthal. In 2020, we expect our collaboration agreement revenue related to product sales will continue to be modest. In addition, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL. As a result, collaboration agreement revenue is not expected to have a significant impact on our cash flows in the near-term since a significant portion of our European Zalviso royalties and milestones were already monetized with PDL in 2015. We anticipate that royalty revenues and non-cash royalty revenues from European sales of Zalviso in 2020 will be minimal.

As of September 30, 2019, we had current and non-current portions of the deferred revenue balance under the Amended Agreements of $0.3 million and $2.9 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The original value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the deferred revenue balance will decline on a straight-line basis through 2029, as we recognize collaboration revenue under the Amended Agreements.

Contract and Other Revenue

For the three and nine months ended September 30, 2019, we did not recognize any revenue under the DoD Contract for DSUVIA, while we recognized $0.2 million and $0.7 million, respectively, in DoD Contract revenue for the three and nine months ended September 30, 2018. Under the terms of the DoD Contract, the DoD reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses. The DoD Contract period of performance ended on February 28, 2019.

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

Total cost of goods sold for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
	(In thousands, except percentages)
Cost of goods sold	$2,148	$875	$1,273	145%	$5,188	$2,738	$2,450	89%

Direct costs from contract manufacturers for DSUVIA and Zalviso in the three and nine months ended September 30, 2019 totaled $1.4 million and $2.0 million, respectively. During the quarter ended September 30, 2019, we recorded an inventory impairment reserve of approximately $0.9 million as a result of an analysis to estimate potential DSUVIA inventory that may expire before being sold. This represents initial DSUVIA batches produced for development and therefore represented shorter dated product than batches manufactured for commercial sale. In the three and nine months ended September 30, 2018, direct costs included in costs of goods sold for Zalviso totaled $0.1 million and $0.6 million, respectively. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA and Zalviso in the three and nine months ended September 30, 2019 totaled $0.8 million and $3.2 million, respectively. Indirect costs included in costs of goods sold for Zalviso totaled $0.8 million and $2.1 million in the three and nine months ended September 30, 2018, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. We expect these indirect costs to represent a smaller percentage of revenue as our product sales increase. We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach as that used to value the inventory. For the foreseeable future, we anticipate negative gross margins on Zalviso product delivered to Grünenthal.

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

Below is a summary of our research and development expenses during the three and nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Drug Indication/Description	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
	(In thousands, except percentages)
DSUVIA	$118	$678	$(560)	(83)%	$394	$2,163	$(1,769)	(82)%
Zalviso	148	65	83	128%	487	567	(80)	(14)%
Overhead	792	2,899	(2,107)	(73)%	2,717	7,703	(4,986)	(65)%
Total research and development expenses	$1,058	$3,642	$(2,584)	(71)%	$3,598	$10,433	$(6,835)	(66)%

The $2.6 million decrease in research and development expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, and the $6.8 million decrease for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, were primarily due to lower overhead-related research and development expenses as we shifted the majority of our research and development personnel to support our commercialization efforts following the FDA approval of DSUVIA. In addition, we have substantially completed our DSUVIA and Zalviso development programs resulting in decreased DSUVIA- and Zalviso-related spending in the first nine months of 2019 as compared to the first nine months of 2018.

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

Total selling, general and administrative expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
	(In thousands, except percentages)
Selling, general and administrative expenses	$10,936	$5,188	$5,748	111%	$32,241	$13,117	$19,124	146%

Selling, general and administrative expenses for the three months ended September 30, 2019 increased by $5.7 million, as compared to the three months ended September 30, 2018 and increased by $19.1 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. In both periods, the increases were primarily due to increased personnel-related expenses and programs in support of the commercial launch of DSUVIA. We have increased our headcount for selling, general and administrative efforts by 51 employees as compared to September 30, 2018.

Other Income (Expense)

Total other income (expense) for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018	2019	2018	$ Change 2019 vs. 2018	% Change 2019 vs. 2018
	(In thousands, except percentages)
Interest expense	$(828)	$(529)	$(299)	57%	$(1,704)	$(1,758)	$54	(3)%
Interest income and other income (expense), net	645	312	333	107%	1,728	643	1,085	169%
Non-cash interest income (expense) on liability related to sale of future royalties	986	(2,913)	3,899	(134)%	375	(8,724)	9,099	(104)%
Total other income (expense)	$803	$(3,130)	$3,933	(126)%	$399	$(9,839)	$10,238	(104)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. On May 30, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million. We accounted for the termination of the loan agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., or the Prior Agreement, as a debt extinguishment and, accordingly, incurred a loss of $0.2 million associated with the unamortized end of term fee. Interest expense increased in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily as a result of a higher outstanding loan balance. As of September 30, 2019, the accrued balance due under the Loan Agreement with Oxford was $24.0 million. Refer to Note 6 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements for additional information.

Interest income and other income (expense), net, for the three and nine months ended September 30, 2019 and 2018 primarily related to interest earned on our investments. The increase is primarily due to a larger average investment balance during the three and nine months ended September 30, 2019 as compared to the prior year periods.

The increase in non-cash interest income on the liability related to the sale of future royalties for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 8 “Liability Related to Sale of Future Royalties”, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. During the three months ended June 30, 2019, we made a material revision to our estimates as the expected payments under the Royalty Monetization are less than the $65.0 million in gross proceeds received. The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement, prospectively, as an offset to the interest expense that was recognized in prior periods, and resulted in a decrease of $2.7 million and $5.4 million to the net loss for the three and nine months ended September 30, 2019, respectively. The effective interest income rate for the three and nine months ended September 30, 2019 was approximately 4.2%, and 0.5%, respectively. The effective interest expense rate for the three and nine months ended September 30, 2018 was approximately 12.7% and 13.2%, respectively. We anticipate that we will record approximately $1 million in non-cash interest income related to the Royalty Monetization for the year ended December 31, 2019.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2020 and may incur significant losses and negative cash flows from operations in the future. We have funded our operations primarily through issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019.

As of September 30, 2019, we had cash, cash equivalents and investments totaling $80.4 million compared to $105.7 million as of December 31, 2018. The decrease was primarily due to cash required to fund our continuing operations, as we began our commercialization activities for DSUVIA and continued to support Grünenthal’s European sales of Zalviso, partially offset by cash received in connection with our debt refinancing. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through the middle of the fourth quarter of 2020. While we believe we have sufficient capital to meet our operational requirements through the middle of the fourth quarter of 2020, our expectations may change depending on a number of factors including our expenditures related to the United States commercial launch of DSUVIA, any changes in the resubmission of the Zalviso NDA and/or delays in the FDA approval process for Zalviso. Our existing capital resources likely will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

We have a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. As of September 30, 2019, we had issued and sold an aggregate of approximately 10.3 million shares of common stock pursuant to the ATM Agreement, for which we had received net proceeds of approximately $34.7 million, after deducting commissions, fees and expenses of $1.0 million. As of September 30, 2019, approximately $45.3 million of our common stock remained to be sold under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan and used approximately $8.9 million of the proceeds from the Loan to repay our outstanding obligations under the Prior Agreement. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, we received $15.9 million in net proceeds. As of September 30, 2019, the accrued balance under the Loan Agreement was $24.0 million. For more information, see Note 6 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements.

The Royalty Monetization will be repaid to PDL over the life of the agreement through a portion of the European royalties and milestones received under the Amended License Agreement with Grünenthal. For more information, see Note 8 “Liability Related to the Sale of Future Royalties” in the accompanying notes to the condensed consolidated financial statements.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of commercial paper, corporate debt securities, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(37,025)	$(20,085)
Net cash used in investing activities	(43,452)	1,083
Net cash provided by financing activities	14,451	23,666

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

Cash used in operating activities of $37.0 million during the nine months ended September 30, 2019, reflected a net loss of $38.8 million, partially offset by aggregate non-cash charges of $5.1 million. Non-cash charges included $3.8 million in stock-based compensation expense, $1.2 million in depreciation expense, a $0.9 million inventory impairment charge and $0.4 million in non-cash interest income on the liability related to the Royalty Monetization. The net change in our operating assets and liabilities of $3.3 million included a $3.0 million increase in inventories.

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

During the nine months ended September 30, 2019, cash used in investing activities of $43.5 million was the net result of $81.9 million for purchases of investments and $3.2 million for purchases of property and equipment, offset by $41.7 million in proceeds from maturity of investments. During the nine months ended September 30, 2018, cash provided by investing activities of $1.1 million was the net result of $14.5 million in proceeds from maturity of investments, offset by $12.8 million for purchases of investments and purchases of property and equipment of $0.6 million.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the nine months ended September 30, 2019, cash provided by financing activities was primarily due to $24.8 million in net proceeds received in connection with the Loan Agreement with Oxford, offset by $8.9 million for the repayment of the Prior Agreement, $3.5 million in payments of long-term debt under the Prior Agreement, plus $1.2 million in net proceeds received under the Sales Agreement and $0.8 million in proceeds as a result of stock purchases made under our 2011 Employee Stock Purchase Plan, or ESPP, and stock option exercises.

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

Operating Capital and Capital Expenditure Requirements

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

Please see “Part II. Other Information - Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Off-Balance Sheet Arrangements

Through September 30, 2019, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of the Annual Report.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in the Annual Report for the year ended December 31, 2018.

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

The degree of market acceptance of DSUVIA and Zalviso, if approved, in the United States, or DZUVEO and Zalviso in Europe, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the use of DSUVIA for the management of moderate-to-severe acute pain by a healthcare professional for patient types that were not specifically studied in our Phase 3 trials;

•	the use of Zalviso for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any adverse events, or AEs, or serious adverse events, or SAEs;

•	overcoming any perceptions of sufentanil as a potentially unsafe drug due to its high potency opioid status;

•	limitations or warnings contained in the U.S. Food and Drug Administration, or FDA-approved label for DSUVIA, or the European Medicines Agency, or EMA-approved label for DZUVEO, or Zalviso;

•	restrictions or limitations placed on DSUVIA due to the REMS program;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval; and,

•	our ability to obtain and maintain sufficient third-party coverage and reimbursement.

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

We have recently increased, and will continue to increase, the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2019, we had approximately 96 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources to address our commercialization efforts for DSUVIA and potential commercialization of Zalviso in the United States, subject to FDA approval. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of DSUVIA and our product candidates.

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

Risks Related to Clinical Development and Regulatory Approval

Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.*

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of Zalviso outside of Europe. These changes will restrict or regulate post-approval activities for DSUVIA, DZUVEO and Zalviso, and affect our ability to profitably sell any products for which we obtain marketing approval. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labelling decisions and re-examine the risk-benefit paradigm for opioids. In June 2019, the FDA issued draft guidance related to a new benefit/risk framework for new opioid analgesic products, which proposes that the new product candidate show some benefit over an existing product. In July 2019, the FDA informed two New Drug Application, or NDA, applicants with August Prescription Drug User Fee Act, or PDUFA, dates for their opioid candidate products that the FDA was postponing product-specific advisory committee meetings for opioid analgesics while it continues to consider a number of scientific and policy issues relating to this class of drug. The potential impact of this new FDA guidance on the Zalviso resubmission is unclear; however, the Zalviso clinical program does include a comparative safety and efficacy study versus IV PCA morphine.

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

Zalviso may cause adverse effects or have other properties that could delay or prevent regulatory approval or limit the scope of any approved label or market acceptance. DSUVIA may cause adverse effects or have other properties that could limit market acceptance.*

Adverse events, or AEs, caused by Zalviso could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt any future FDA-required clinical trials and could result in the denial of regulatory approval. Phase 2 clinical trials we conducted with Zalviso did generate some AEs, but no significant adverse events, or SAEs, related to the trial drug. In our Phase 3 active-comparator clinical trial (IAP309), 8% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (11% in the IV patient-controlled morphine group), and we observed three serious adverse events, or SAEs, that were assessed as possibly or probably related to study drug (one- respiratory depression in the Zalviso group and two- abdominal distension and ileus in the IV patient-controlled morphine group). In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310), 6% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (9% in placebo group). There were no SAEs determined to be related to study drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP311), 7% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). Four patients (three in the Zalviso group and one in the placebo group) experienced an SAE considered possibly or probably related to the trial drug by the investigator. The SAEs possibly or probably attributed to Zalviso were severe oxygen saturation decreased, sinus tachycardia and confusional state. In our Phase 3 multicenter, open-label study of Zalviso (IAP312), 3% of patients dropped out prematurely due to an AE. Five patients experienced SAEs in the IAP312 study and none of these were considered possibly or probably related to the study drug by the investigator.

In our Phase 2 DSUVIA placebo-controlled bunionectomy study (SAP202), two patients in the DSUVIA 30 mcg group (5%) discontinued treatment due to an AE, one unrelated to study drug and the other probably related to study drug. There were no SAEs deemed related to study drug. In our Phase 3 placebo-controlled abdominal surgery study (SAP301), one DSUVIA-treated patient (1%) dropped out of the trial prematurely due to an AE (4% in placebo group). There were two SAEs determined to be related to study drug in the placebo-treated group and no related SAEs in the DSUVIA group. In our Phase 3 open-label, single-arm emergency room study (SAP302), no DSUVIA-treated patients dropped out of the trial prematurely due to an AE. One patient had an SAE possibly related to study drug. In our post-operative study in patients aged 40 years or older (SAP303), 3% of DSUVIA-treated patients dropped out of the trial prematurely due to an AE. There were no SAEs deemed related to study drug.

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

Except for Zalviso and DZUVEO which are both approved in Europe, we may never obtain additional regulatory approvals for these products outside of the United States, which would limit our ability to realize their full market potential.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2019 and may continue to incur losses in the future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of September 30, 2019, we had an accumulated deficit of $383.7 million.

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

We have not yet generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA, and recently began the commercial launch of DSUVIA in the United States, we may never generate enough revenues from sales of DSUVIA, or Zalviso, if approved, in the United States to become profitable. Although DZUVEO was approved by the EC in June 2018, we have not yet entered into a collaboration agreement with a strategic partner to commercialize DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. While we have a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal may not achieve a level of commercial sales of Zalviso for which we would receive sales milestone payments. Even if Grünenthal is successful in commercialization of Zalviso, as a result of our sale to PDL of certain expected royalties from the sales of Zalviso by Grünenthal and a majority of our first four commercial sales milestones, we will receive only 25% of the sales royalties and 20% of the first four commercial milestones under these arrangements. In addition, we do not anticipate generating significant revenues from DSUVIA or Zalviso, if approved in the United States, in the near term. Our ability to generate future revenues from product sales depends heavily on our success in:

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

We might be unable to service our existing debt due to a lack of cash flow and might be subject to default.*

As of September 30, 2019, we have approximately $24.0 million of accrued debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

As we scale up manufacturing of DSUVIA and Zalviso, if approved, and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution. For example, as we scale up, we may identify significant issues which could result in failure to maintain regulatory approval of DSUVIA, increased scrutiny by regulatory agencies, delays in clinical program and regulatory approval, increases in our operating expenses, or failure to obtain approval for Zalviso in the United States.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of September 30, 2019, we are the owner of record of 74 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents, inclusive of the patents we have listed in the FDA’s Orange Book for DSUVIA, are expected to provide coverage until at least 2027 – 2031.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	01/07/2011

10.1	Agreement between the Registrant and SpecGX, LLC, dated June 16, 2017.#

10.2	Amendment to Agreement between the Registrant and SpecGX, LLC, dated September 23, 2019.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.§

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#     Material in the exhibit marked with a “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

§     The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2019	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi M. Asadorian
Raffi M. Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)