Form 10-K
period 2019-12-31
ACELRX PHARMACEUTICALS INC
filed 2020-03-16
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35068

ACELRX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

351 Galveston Drive

Redwood City, CA 94063

(650) 216-3500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	ACRX	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the Nasdaq Global Market on that date, was approximately $197,006,167. The calculation excludes 1,046,120 shares of the registrant’s common stock held by current executive officers and directors that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 5, 2020, the number of outstanding shares of the registrant’s common stock was 80,411,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2019, are incorporated by reference into Part III of this report.

ACELRX PHARMACEUTICALS, INC.

2019 ANNUAL REPORT ON FORM 10-K

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc. “DSUVIA”, “ACELRX” and “Zalviso” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•

failure to satisfy the required conditions and otherwise complete our planned acquisition of Tetraphase Pharmaceuticals, Inc., or Tetraphase, pursuant to the Agreement and Plan of Merger, or merger agreement, on a timely basis or at all;

•

the expected benefits and potential value created by the proposed merger and co-promotion agreement with Tetraphase for our stockholders, including the ownership percentage of our stockholders in the combined organization immediately following the consummation of the proposed merger;

•	potential legal proceedings relating to the proposed merger with Tetraphase and the outcome of any such legal proceeding;

•

the inherent risks, costs and uncertainties associated with integrating the businesses in the proposed merger with Tetraphase successfully and risks of not achieving all or any of the anticipated benefits of the proposed merger with Tetraphase, or the risk that the anticipated benefits of the proposed acquisition may not be fully realized or take longer to realize than expected;

•

our estimates regarding the sufficiency of our cash resources, expenses, including those related to the consummation of the proposed acquisition, capital requirements and needs for additional financing, and our ability to obtain additional financing if the merger is not completed.

•	our success in commercializing DSUVIA® (sufentanil sublingual tablet, 30 mcg) in the United States, including the marketing, sales, and distribution of the product;

•

our ability to maintain regulatory approval of DSUVIA in the United States, including effective management of and compliance with the DSUVIA Risk Evaluation and Mitigation Strategies, or REMS, program;

•	acceptance of DSUVIA by physicians, patients and the healthcare community, including the acceptance of pricing and placement of DSUVIA on payers’ formularies;

•	the integration and performance of any businesses we acquire;

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

Our Portfolio

The following table summarizes our portfolio.

United States

Product	Description	Target Use	Status
DSUVIA®	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received FDA approval in November 2018, commercial launch began Q1 2019.

Europe

Product	Description	Target Use	Status
DZUVEO	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received European Commission, or EC, approval in June 2018.

Zalviso®	Sufentanil sublingual tablet system, 15 mcg	Moderate-to-severe acute pain in the hospital setting, administered by the patient as needed

Positive results from Phase 3 trial, IAP312, announced in August 2017. Currently evaluating the timing of the resubmission of the NDA, which is dependent on the finalization of the FDA’s new opioid approval guidelines and process.

Approved in the European Union and marketed commercially by Grünenthal.

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

DSUVIA® (sufentanil sublingual tablet, 30 mcg)

DSUVIA, known as DZUVEO in Europe, approved by the United States Food and Drug Administration, or FDA, in November 2018 (and by the European Medicines Agency, or EMA, in June 2018), is indicated for use in adults in certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. DSUVIA was designed to provide rapid analgesia via a non-invasive route and to eliminate dosing errors associated with intravenous, or IV, administration. DSUVIA is a single-strength solid dosage form administered sublingually via a single-dose applicator, or SDA, by healthcare professionals. Sufentanil is an opioid analgesic currently marketed for IV and epidural anesthesia and analgesia. The sufentanil pharmacokinetic profile when delivered sublingually avoids the high peak plasma levels and short duration of action observed with IV administration.

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

Zalviso® (sufentanil sublingual tablet system, 15 mcg)

While still under development in the United States, as discussed further below, Zalviso is approved and marketed in the European Union, or EU. Zalviso is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. Zalviso consists of a pre-filled cartridge of 40 sufentanil sublingual tablets, 15 mcg, delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system. Zalviso is a pre-programmed non-invasive system that allows hospital patients with moderate-to-severe acute pain to self-dose with sufentanil sublingual tablets, 15 mcg, to manage their pain. Zalviso is designed to help address certain problems associated with post-operative IV patient-controlled analgesia, or PCA. Zalviso allows patients to self-administer sufentanil sublingual tablets via a pre-programmed, secure system designed in part to eliminate the risk of healthcare provider programming errors.

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

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, or, as amended, the Amended License Agreement, which grants Grünenthal the European rights to commercialize Zalviso in the 28 European Union, or EU, member states, at the time of the agreement, plus Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment in medically supervised settings. Also on December 16, 2013, AcelRx and Grünenthal, entered into a related Manufacture and Supply Agreement, or the MSA, or as amended, the Amended MSA, under which AcelRx will exclusively manufacture and supply Zalviso to Grünenthal for commercial sales in the Territory. The Amended MSA, together with the Amended License Agreement, are referred to as the Amended Agreements. For additional information on the Amended Agreements, see Note 5 “Revenue from Contracts with Customers” in the accompanying notes to the Consolidated Financial Statements.

Zalviso was approved for commercial sale in the European Community, or EC, in September 2015 and Grünenthal began its commercial launch of Zalviso in the European Union in April 2016. On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of Zalviso in Europe by Grünenthal to PDL, which we refer to in this Annual Report as the Royalty Monetization. For additional information on the Royalty Monetization, see Note 8 “Liability Related to Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements.

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

Our IAP312 study was designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. In the IAP312 study, 320 hospitalized, post-operative patients used Zalviso to self-administer 15 mcg sublingual sufentanil tablets as often as once every 20 minutes for 24-to-72 hours to manage their moderate-to-severe acute pain. Throughout the study, for which top-line results were announced in August 2017, 2.2% of patients experienced a Zalviso device error, which was statistically less than the 5% limit specified in the study objectives. None of these device errors resulted in an over-dosing event. This 2.2% rate was lower (p < 0.001) than the 7.9% rate of device errors during patient use previously reported for the earlier version of the Zalviso device in the Phase 3 IAP311 study. In addition, results of this study supported earlier clinical findings, with favorable tolerability and a significant majority of “good” or “excellent” ratings provided by both patients and healthcare providers when assessing the method of pain control. These results will supplement those of our earlier Phase 3 studies (IAP309, IAP310 and IAP311), all of which met safety and efficacy endpoints, in the Zalviso NDA resubmission. The timing of the resubmission of the Zalviso NDA is dependent upon the finalization of the FDA’s new opioid approval guidelines and process.

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

Double-blind, placebo-controlled, orthopedic surgery trial (IAP311)

In May 2013, we reported top-line data results demonstrating that Zalviso met its primary endpoint in a pivotal Phase 3 trial designed to compare the efficacy and safety of Zalviso to placebo in the management of acute post-operative pain after major orthopedic surgery. Adverse events reported in the study were generally mild or moderate in nature and were similar in both placebo and treatment groups for the majority of adverse events. Utilizing a randomized, double-blind, placebo-controlled design, this pivotal Phase 3 study enrolled 426 adult patients at 34 U.S. sites for treatment of moderate-to-severe acute pain immediately following major orthopedic surgery. Seven patients did not receive study drug, resulting in 419 patients being included in the ITT population. Patients were treated for a minimum of 48 hours, and up to 72 hours. Patients were randomized 3:1, with 321 patients randomized to sufentanil sublingual tablet treatment and 105 to placebo treatment. Both treatments were delivered by the patient, as needed, using the Zalviso System with a 20-minute lock-out period. Patients in both groups could receive up to 2 mg morphine intravenously per hour as a rescue medication, the primary purpose of this rescue medication being to enable placebo-treated patients to stay in the study. Pain scores recorded just prior to the delivery of rescue medication were gathered and imputed forward to minimize the impact of this rescue opioid on efficacy evaluations.

The primary endpoint evaluated SPID-48 in patients following major orthopedic surgery. Patients receiving Zalviso demonstrated a significantly greater SPID-48 compared to placebo-treated patients during the study period (+76.2 and -11.4, respectively; p < 0.001). Two hundred fifteen (68.3%) sufentanil sublingual tablet-treated patients completed the 48-hour study period, compared to 43 (41.3%) placebo-treated patients. Primary reasons for drop-out in the sufentanil sublingual tablet- and placebo-treated groups were adverse events (7.0% and 6.7%, respectively) and lack of efficacy (14.3% and 48.1%, respectively).

Four patients (three in the sufentanil sublingual tablet group and one in the placebo group) experienced a serious adverse event, or SAE, considered possibly or probably related to the study drug by the investigator. The SAEs observed in the patients in the sufentanil sublingual tablet group included severe oxygen saturation decrease, sinus tachycardia, and confusional state.

Combined related adverse events for the two placebo-controlled pivotal studies (IAP310 and IAP311) compared to placebo are shown below. Only pruritus (itching) was statistically different for Zalviso compared to placebo (p = 0.002).

Adverse Events Occurring in > 2% in Either Group

Possibly or Probably Related Adverse Events	Zalviso n=429	Placebo n=162
At least 2% in either group	Two Placebo- Controlled Phase 3 Studies
Nausea	29.4%	22.2%
Vomiting	8.9%	4.9%
Oxygen Saturation Decreased	6.1%	2.5%
Pruritus	4.7%	0%
Dizziness	4.4%	1.2%
Constipation	3.7%	0.6%
Headache	3.3%	3.7%
Insomnia	3.3%	1.9%
Hypotension	3.0%	1.2%
Confusional state	2.1%	0.6%

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

While IV opioids are currently employed to control moderate-to-severe acute pain in many of these settings, the use of IV opioids suffers from the following:

•	potential high peaks and troughs of plasma concentrations

•	infection risk associated with the invasive nature of IV delivery;

•	consumption of hospital resources including an IV pump, a bed where the patient can be monitored, and nurse time; and

•	possible impairment of a patient’s cognitive abilities, which can make it difficult to provide accurate medical history to physicians during evaluation.

We believe healthcare providers and hospital administrators caring for patients in moderate-to-severe acute pain in the aforementioned medically supervised settings could significantly benefit from the following items:

•	a pharmacokinetic profile that avoids the high peak plasma levels and short duration of action observed with IV administration

•	non-invasively delivered analgesic that utilizes fewer hospital resources, thereby incurring less cost;

•	effective and rapid-acting pain relief with sufficient duration of effect allowing efficient treatment while assuring patient satisfaction;

•	pain relief that does not sacrifice cognitive function; and/or

•	infection risks due to invasive routes of delivery, such as IV.

In our phase 1 through phase 3 clinical studies, sublingual sufentanil has demonstrated the following attributes:

•	a pharmacokinetic profile that blunts peak plasma levels compared to IV administration

•	ease of administration;

•	pain reduction (as much as 3-points on a validated 10-point scale) beginning as early as 15-to-30 minutes after administration;

•	maintenance of cognitive function;

•	adverse event types similar to IV opioids, such as nausea, headache, vomiting and dizziness; and

•	lower percentage of patients with decreased oxygen saturation events compared to IV-PCA morphine.

We believe that sublingual sufentanil provides a safety, efficacy and tolerability profile enabling our products to potentially replace IV opioid use in patients with moderate-to-severe acute pain in the proposed medically supervised settings. This may be especially true for DSUVIA in the post-operative settings where, because of the unique pharmacokinetic profile, the healthcare practitioner may be able to more efficiently manage patient-flow in the recovery room after surgery, and in emergency medical settings. The number of emergency departments is decreasing in the United States, resulting in an increased focus on resource management to treat a growing number of patients in an efficient manner.

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

European Market

Based on commissioned research conducted in 2016, there are an estimated 142 million patients in the EU5 (France, Germany, Italy, Spain, and the United Kingdom) represented across DZUVEO target care settings annually. Each year, there are an estimated 110 million emergency attendances and 32 million surgical procedures performed each year. It is anticipated that there are 51 million patients in emergency medicine with moderate-to-severe acute pain and 16 million with moderate-to-severe acute pain following surgery each year.

Our Strategy

Our strategy remains focused upon the commercial launch of DSUVIA into the medically supervised healthcare settings market, such as hospitals, surgical centers and emergency departments. The process of selling into these settings and obtaining approval for a product to be used within these types of institutions is complex and takes time. Our initial focus was to build a foundation of different institutions approving DSUVIA for use in their facility, and our certifying these institutions to purchase DSUVIA under our REMS program.

The number or pharmaceutical companies developing or commercializing one single product for selling into the medically supervised settings continues to grow. We believe having a single product to market and sell into this setting is inherently inefficient and building a portfolio of products is important to mitigate such inefficiency. Accordingly, we will focus on business development activities to increase the number of products in our portfolio.

DSUVIA

Our specific strategy with respect to DSUVIA is to:

•	continue the launch of DSUVIA in the United States focused on the emergency room, hospitals and surgical centers to promote DSUVIA;

•	identify potential commercial partners to support the launch for use in specialties outside our initial core focus area, for example, oral surgeries;

•	complete our transition to automated packaging equipment with our contract manufacturing organization to leverage improved technology to lower production cost;

•	support the finalization of the Milestone C meeting with the DoD, and finalize broader use within the DoD and other military organizations as requested and appropriate; and

•	seek commercial partnerships for DSUVIA/DZUVEO in countries outside of the United States.

Zalviso

Our specific strategy with respect to Zalviso is to:

•	continue to collaborate with Grünenthal to support commercial sales of Zalviso in their licensed territories;

•	complete our transition of the Zalviso contract manufacturing to one device supplier; and

•	resubmit the Zalviso NDA to seek regulatory approval in the United States and, if successful, promote Zalviso as a follow-on product to DSUVIA or potentially seek a commercial partnership.

The timing of the resubmission of the Zalviso NDA is dependent upon the finalization of the FDA’s new opioid approval guidelines and process.

Sales and Marketing

We have established and will continue developing our distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States. In geographies where we decide not to commercialize ourselves, we will seek to out-license commercialization rights. In specialty areas that are not core to the hospital, ambulatory surgery centers, or ASCs, or emergency room settings, (e.g. oral surgeries), we will seek commercialization partners that will support accessing these markets.

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

•	built a sales and marketing organization that can define appropriate segmentation and positioning strategies and tactics for DSUVIA;

•	established DSUVIA on hospital and ambulatory surgery center formularies through deployment of an experienced team to explain the clinical and health economic attributes of DSUVIA; and

•	gathered relevant clinical and health economic data identifying the limitations of IV opioids and other relevant treatments for moderate-to-severe acute pain in use today.

Next, we may adjust our commercialization plan through:

•

as needed, continuing to build and progressively deploy a high-quality, customer-focused and experienced sales organization in the United States dedicated to bringing innovative, highly valued healthcare solutions to patients, payers and healthcare providers;

•

partnering with another commercial organization to promote DSUVIA, which will allow us to adjust the number of people in our sales organization and rely on an existing salesforce of a commercial partner;

•	potentially expanding the label to include pediatric populations by conducting post-approval clinical trials for DSUVIA; and

•	continuing to establish DSUVIA as a suitable choice for moderate-to-severe acute pain in certified medically supervised settings.

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

Acquisition of Tetraphase Pharmaceuticals

On March 15, 2020, we entered into the Agreement and Plan of Merger, or merger agreement, with Tetraphase Pharmaceuticals, Inc., or Tetraphase, and Consolidation Merger Sub, Inc., a Delaware corporation and indirect wholly owned subsidiary of the Company, or Merger Sub, pursuant to which we will acquire Tetraphase. Pursuant to the merger agreement, each share of Tetraphase common stock issued and outstanding immediately prior to the effective time of the merger will automatically be converted into the right to receive 0.6303 shares of the Company’s common stock, subject to certain adjustments pursuant to the terms of the merger agreement, and a contingent value right for additional consideration to be paid to the then former securityholders of Tetraphase upon the achievement of certain sales milestones. The closing of the merger is expected in the second quarter of 2020 subject to customary closing conditions. For additional information regarding the merger, see Note 17 “Subsequent Events” in the accompanying notes to the Consolidated Financial Statements.

Co-Promotion Agreement

On March 15, 2020, we entered into the Co-Promotion Agreement with Tetraphase to co-promote DSUVIA and Tetraphases’s XERAVA™ (eravacycline), which is FDA approved for the treatment of complicated intra-abdominal infections. Under the terms of this agreement, each company is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls for each product. On March 16, 2020, in connection with entering into the Co-Promotion Agreement, we initiated a reduction in headcount, designed to eliminate the overlap with the Tetraphase commercial team to more efficiently commercialize DSUVIA in connection with the Tetraphase commercial team. We have eliminated 30 positions, mainly within the commercial organization. For additional information regarding the Co-Promotion Agreement, see Note 17 “Subsequent Events” in the accompanying notes to the Consolidated Financial Statements.

Collaborative Arrangements

Grünenthal Collaboration

On December 16, 2013, and as amended July 17, 2015 and September 20, 2016, we and Grünenthal entered into the Amended Agreements. Under the terms of the Amended Agreements with Grünenthal, we received an upfront cash payment of $30.0 million in December 2013, a milestone payment of $5.0 million related to the MAA submission, which occurred in July 2014, and a $15.0 million milestone payment due to the EC approval of the MAA for Zalviso in September 2015. Under the Amended Agreements, we are eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty, supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the sales level achieved, on net sales of Zalviso in the Territory. For additional information on the Amended Agreements, see Note 5 “Revenue from Contracts with Customers” in the accompanying notes to the Consolidated Financial Statements.

On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of Zalviso in Europe by Grünenthal to PDL, in a transaction referred to as the Royalty Monetization. We received gross proceeds of $65.0 million in the Royalty Monetization. PDL will receive 75% of the European royalties under the Amended Agreements with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), subject to the capped amount of $195.0 million. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements.

Grünenthal is responsible for all commercial activities for Zalviso, including obtaining and maintaining pharmaceutical product regulatory approval in the Territory. We are responsible for obtaining and maintaining device regulatory approval in the Territory and manufacturing and supply of Zalviso to Grünenthal for commercial sales.

Intellectual Property

We seek patent protection in the United States and internationally for DSUVIA, DZUVEO and Zalviso. Our policy is to pursue, maintain and defend patent rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect DSUVIA, DZUVEO and Zalviso. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property” appearing elsewhere in this Form 10-K.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for DSUVIA, DZUVEO and Zalviso;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate our business without infringing the patents and proprietary rights of third parties.

We have established and continue to build proprietary positions for DSUVIA, DZUVEO and Zalviso and related technology in the United States and abroad.

As of December 31, 2019, we are the owner of record of 25 issued U.S. patents, which together provide coverage for sufentanil sublingual tablets, and the device components of Zalviso and DSUVIA. These patents provide coverage to at least 2027. We also hold six issued European patents, each valid in at least eight countries in Europe. In addition, we own seven patents in Japan, seven in China and seven in Korea, and a number of other international patents which provide coverage to at least 2027. We are also pursuing a number of U.S. and foreign patent applications. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

We continue to seek and expand our patent protection for both compositions of matter and delivery devices, as well as methods of treatment related to DSUVIA, DZUVEO and Zalviso. In particular, we are pursuing additional patent protection for our DSUVIA, DZUVEO and Zalviso formulations, our Zalviso device, the combination of drugs and our Zalviso device, our DSUVIA and DZUVEO SDA, as well as to methods of treatment using such drug and device compositions.

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

Further, we seek trademark protection in the United States and internationally where available and when appropriate. We have registered our ACELRX, DSUVIA and Zalviso marks in Class 5, “Pharmaceutical preparations for treating pain; pharmaceutical preparations for treating anxiety,” and Class 10, “Drug delivery systems; medical device, namely, a mechanical and electronic device used to administer medications, perform timed medication delivery, and to provide secure access to and delivery of medications,” in the United States.

Our ACELRX, DSUVIA and Zalviso marks are also registered in the European Union, as well as other countries. Our DZUVEO mark is registered in the European Union.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and medical technology companies. We believe the key competitive factors that will affect the development and commercial success of our products are the safety, efficacy and tolerability profile, the patient and healthcare professional satisfaction with using our products in relation to available alternatives and the reliability, convenience of dosing, price and reimbursement of our products. Over the past year, we have monitored changes in the pharmaceutical industry in response to opioid use in the United States. Pharmaceutical companies engaged in the distribution and sale of opioids, in particular for the treatment of chronic pain, are refocusing their efforts in order to support responsible opioid use. While our products are designed for the treatment of moderate-to-severe acute pain for use in medically supervised settings, rather than for the treatment of chronic pain or for outpatient use, these industry changes could impact the commercial success of DSUVIA, or Zalviso, if approved, in the United States.

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

Pharmaceutical Manufacturing and Supply

We currently rely on contract manufacturers to produce sufentanil sublingual tablets for commercial production of DSUVIA and Zalviso under current Good Manufacturing Practices, or cGMP, with oversight by our internal managers. Equipment specific to the pharmaceutical manufacturing process was purchased and customized for us and is currently owned by us. We plan to continue to rely on contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our products, if and when approved for marketing by the FDA. We currently rely on a single manufacturer for the commercial supplies of the active pharmaceutical ingredient, or API, for DSUVIA and Zalviso, and are currently working to qualify a second source. We have identified other manufacturers that could satisfy our commercial supply and packaging requirements and we continue to evaluate those manufacturers.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and complying with applicable laws and regulations requires the expenditure of substantial time and financial resources. Failure to comply at any time during the product development and approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug product may be marketed in the United States generally involves the following:

•	completion of non-clinical laboratory tests, animal trials and formulation studies according to Good Laboratory and Manufacturing Practices regulations;

•	submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials may begin;

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

We are responsible for maintaining Zalviso device regulatory approval in the EU in order to support the manufacturing and supply of Zalviso to Grünenthal for commercial sales. We completed the Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in the European Union. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system. This is an internationally recognized quality standard for medical devices. The CE Mark was originally issued by the British Standards Institution, or BSI, a Notified Body, or NB, located in the United Kingdom, or U.K., or BSI-U.K. We transferred the CE Mark file and certification to the Netherlands NB of BSI, or BSI-NL, to mitigate the uncertainty with regards to Brexit. The ISO certification issued through BSI-U.K. was upgraded in 2019 to the latest version of the standard, ISO 13485:2016 through BSI-U.K. in 2019 and remains in effect, regardless of Brexit. BSI ISO 13485:2016 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and EEA, as well as to meet equivalent requirements in other international markets.

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

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Rather, if “one purpose” of the remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. International laws, such as the European Union General Data Protection Regulation, or GDPR, (EU 2016/679) and Swiss Federal Act on Data Protection, regulate the processing of personal data within the European Union and between countries in the European Union and countries outside of the European Union, including the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies, for which federal healthcare program payment is available, report information related to certain payments or other transfers of value made or distributed to physicians, as defined by law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. FDA and some states require the posting of information relating to clinical studies. In addition, certain states such as California require pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers to, among other things, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products will be sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

In the United States, the Affordable Care Act was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. Aspects of PPACA that may impact our business include:

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

Legislative changes to the Affordable Care Act remain possible and appear likely in the 116th U.S. Congress and under the Trump Administration. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Currently, Congress has considered legislation that would repeal, or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In December 2018, Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize DSUVIA, and if approved in the United States, Zalviso.

Although the recent U.S. District Court holding that the PPACA is unconstitutional has been appealed, its long-term viability remains unclear. In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and will stay in effect through 2027 unless Congressional action is taken. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals.

Moreover, the DSCSA imposes additional obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. AcelRx is engaging Contract Manufacturing Organizations, or CMOs, and solution providers in serialization to implement the requirements of the DSCSA on our products. The acceptability of the approach that AcelRx is implementing will be ultimately subject to review by the FDA.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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

Moreover, the process for determining whether a third-party payer will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payer will pay for the drug product. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a drug product does not assure that other payers will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to maintain price levels sufficient to realize an appropriate return on our investment.

Employees

As of December 31, 2019, we employed 99 full-time employees. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties. You should carefully consider the risks described below, together with all of the other information in this report, including our financial statements and notes thereto. If any of the following risks actually materialize, our business, financial condition, results of operations, liquidity, and future prospects could be materially harmed, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Planned Acquisition of Tetraphase Pharmaceuticals, Inc.

The failure to complete our planned acquisition of Tetraphase Pharmaceuticals, Inc. in a timely manner or at all, may adversely affect our business and our stock price.

Our and Tetraphase Pharmaceuticals, Inc.’s, or Tetraphase’s, obligations to consummate our planned acquisition of Tetraphase are subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the Agreement and Plan of Merger by a majority of the stockholders of Tetraphase; (ii) the absence of (A) any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction enjoining or otherwise preventing the consummation of the merger or (B) any applicable law that makes consummation of the merger illegal; (iii) the absence of certain legal proceedings to which a governmental body is a party relating to the merger; (iv) subject to certain qualifications, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the merger agreement; (v) the absence of any material adverse effect on Tetraphase or our company since the date of the merger agreement; (vi) the registration statement on Form S-4 to register our common stock to be issued in the merger being declared effective by the SEC; and (vii) a minimum Tetraphase net cash balance. We cannot provide assurance that these or the other conditions to the completion of the planned acquisition of Tetraphase will be satisfied in a timely manner or at all. In addition, other factors may affect when and whether the acquisition will occur. If our planned acquisition of Tetraphase is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the planned acquisition. Furthermore, if the planned acquisition of Tetraphase is not completed and the merger agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•

we have incurred and will continue to incur costs relating to the planned acquisition (including significant legal and financial advisory fees) and these costs are payable by us whether or not the planned acquisition is completed;

•

matters relating to the planned acquisition (including integration planning) may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•	we may be subject to legal proceedings related to the acquisition or the failure to complete the acquisition;
•	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and
•

any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, suppliers, collaboration partners and employees, may continue or intensify in the event the merger is not consummated.

Uncertainty about our planned acquisition of Tetraphase may adversely affect our business and stock price, whether or not the planned acquisition is completed.

We are subject to risks in connection with the announcement and pendency of our planned acquisition of Tetraphase, including the pendency and outcome of any legal proceedings against us, our directors and others relating to the planned acquisition and the risks from possibly foregoing opportunities we might otherwise pursue absent the planned acquisition of Tetraphase. Furthermore, uncertainties about the planned acquisition may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and other personnel.

In addition, in response to the announcement of our planned acquisition of Tetraphase, our existing or prospective customers, suppliers or collaboration partners may:

•	delay, defer or cease purchasing our products or providing goods or services to us;
•	delay or defer other decisions concerning us, or refuse to extend credit terms to us;
•	cease further joint development activities; or
•	otherwise seek to change the terms on which they do business with us.

While we are attempting to address these potential risks with our existing and prospective customers, suppliers or collaboration partners, they may be reluctant to purchase our products, supply us with goods and service or continue collaborations due to the potential uncertainty about the direction of our product offerings and the support and service of our products after we complete the planned acquisition of Tetraphase.

We may fail to realize the benefits expected from our planned acquisition of Tetraphase, which could adversely affect our stock price.

Our planned acquisition of Tetraphase, if completed, will be our largest acquisition to date. The anticipated benefits we expect from the planned acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and Tetraphase, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the planned acquisition could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the planned acquisition of Tetraphase will depend, in part, on our ability to integrate the business, operations and products of Tetraphase successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•	difficulties entering new markets and integrating new products in which we have no or limited direct prior experience;
•	successfully managing relationships with our combined supplier and customer base;
•	consolidating and integrating corporate, finance and administrative infrastructures and integrating and harmonizing business systems;
•	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;
•	limitations prior to the completion of the acquisition on the ability of management of our company and of Tetraphase to conduct planning regarding the integration of the two companies;
•	the increased scale and complexity of our operations resulting from the acquisition;
•	retaining key employees of our company and Tetraphase;
•	obligations that we will have to counterparties of Tetraphase that arise as a result of the change in control of Tetraphase; and
•	minimizing the diversion of management attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of Tetraphase, then we may not achieve the anticipated benefits of the acquisition of Tetraphase and our revenue, expenses, operating results and financial condition could be materially adversely affected.

The acquisition of Tetraphase may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of Tetraphase. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the acquisition could decline to the extent the combined company’s financial results are materially affected by any of these events.

The issuance of shares of our common stock in connection with the planned acquisition of Tetraphase will dilute our shareholders’ ownership interest in the company.

If the acquisition of Tetraphase is completed, up to approximately 14 million shares of our common stock will be issued to Tetraphase securityholders, and former Tetraphase securityholders will own, in the aggregate, up to approximately 14.6% of the combined company. This issuance of shares of our common stock will dilute your ownership interest in our company, and you will have a reduced ownership and voting interest in our company following the completion of this transaction. In addition, if we elect to settle any contingent value rights through the issuance of additional shares of common stock, you will experience further dilution.

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

In order to commercialize DSUVIA and Zalviso, if approved, in the United States, we must maintain or grow internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. We have entered into agreements with third parties for the distribution of DSUVIA and plan to enter into such agreements for Zalviso, if approved, in the United States; however, if these third parties do not perform as expected or there are delays in establishing such relationships for Zalviso, if approved, our ability to effectively distribute products would suffer.

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

In March 2020, in connection with the Co-Promotion Agreement with Tetraphase Pharmaceuticals, Inc., we reduced the size of our commercial team to eliminate the overlap with the Tetraphase commercial team and, given our reduced workforce, we may experience difficulties in retaining our existing employees and managing our operations, including our continued commercialization of DSUVIA.

As of December 31, 2019, we had 99 full-time employees. On March 15, 2020, we entered into the Agreement and Plan of Merger and the Co-Promotion Agreement with Tetraphase Pharmaceuticals, Inc., or Tetraphase. In connection with the Co-Promotion Agreement, we reduced the size of our commercial team to eliminate the overlap with the Tetraphase commercial team. The restructuring resulted in the elimination of 30 positions, or approximately 33% of our workforce. We will need to retain and maintain our existing sales, managerial, operational, finance and other personnel and resources in order to continue the commercialization of DSUVIA and manage our operations. Our current infrastructure may be inadequate to support our strategy and our workforce reduction may be disruptive to our operations, may negatively affect our productivity, and constrain our commercialization activities. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, negative impact on employee morale and our corporate culture, or increase difficulties in our day-to-day operations and prevent us from successfully commercializing DSUVIA as rapidly as planned. If we encounter such unanticipated consequences, we may have difficulty retaining and attracting personnel. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business. Furthermore, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost reduction plan, due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the cost reduction plan, our operating results and financial condition would be adversely affected.

Guidelines and recommendations published by government agencies, as well as non-governmental organizations, and existing laws and regulations can reduce the use of DSUVIA, and Zalviso, if approved in the United States.

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include DSUVIA and Zalviso, if approved in the United States. Recommendations of government agencies or non-governmental organizations may relate to such matters as maximum quantities dispensed to patients, dosage, route of administration, and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact DSUVIA and our ability to gain marketing approval of Zalviso in the United States. Regulations or guidelines suggesting the reduced use of certain drug classes that may include DSUVIA or Zalviso, or the use of competitive or alternative products as the standard-of-care to be followed by patients and healthcare providers, could result in decreased use of DSUVIA or Zalviso, if approved, or negatively impact our ability to gain market acceptance and market share. The U.S. government and state legislatures have prioritized combatting the growing misuse and addiction to opioids and opioid overdose deaths and have enacted legislation and regulations as well as other measures intended to fight the opioid epidemic. Addressing opioid drug abuse is a priority for the current U.S. administration and the FDA and is part of a broader initiative led by the HHS. Overall, there is greater scrutiny of entities involved in the manufacture, sale and distribution of opioids. These initiatives, existing laws and regulations, and any negative publicity related to opioids may have a material impact on our business and our ability to manufacture opioid products.

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

If we were required to defend ourselves in these matters, we would likely incur significant legal costs and could in the future be required to pay significant amounts as a result of fines, penalties, settlements or judgments. It is unlikely that our current product liability insurance would fully cover these potential liabilities, if at all. Moreover, we may be unable to maintain insurance in the future on acceptable terms or with adequate coverage against potential liabilities or other losses. For more information about our product liability insurance and exclusions therefrom, please see the risk factor entitled “We face potential product liability claims, and, if such claims are successful, we may incur substantial liability” elsewhere in this section. The resolution of one or more of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different payer reimbursement regimes, governmental payers, patient self-pay systems and price controls;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

Hospital or other health care facility formulary approvals for DSUVIA or Zalviso, if approved, in the United States may not be achieved, or could be subject to certain restrictions, which could make it difficult for us to sell our products.

Obtaining hospital or other health care facility formulary approvals can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approvals to allow us to sell our products into our target markets. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approvals, we may need to complete evaluation programs whereby DSUVIA, or Zalviso, if approved, is used on a limited basis for certain patient types. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approvals of DSUVIA, or Zalviso, if approved. Further, even successful formulary approvals may be subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approvals for DSUVIA, or Zalviso, if approved, would materially adversely affect our ability to attain or sustain profitable operations.

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

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, separate pricing and reimbursement approvals may impact Grünenthal’s ability to market and successfully commercialize Zalviso in the 28 EU member states, at the time of the agreement, plus Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory. Adverse pricing limitations may hinder our ability to recoup our investment in DSUVIA in the United States, or Zalviso, even after obtaining FDA marketing approval.

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

Many end-users of pharmaceutical products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of GPOs for DSUVIA and Zalviso, if approved. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to establish or maintain our GPO relationships, sales of DSUVIA and Zalviso, if approved, and related revenues could be negatively impacted.

We intend to rely on a limited number of pharmaceutical wholesalers to distribute DSUVIA and Zalviso, if approved, in the United States.

We intend to rely primarily upon pharmaceutical wholesalers in connection with the distribution of DSUVIA and Zalviso, if approved, in the United States. As part of the DSUVIA REMS program, we monitor distribution and audit wholesalers’ data. If our wholesalers do not comply with the DSUVIA REMS requirements, or if we are unable to establish or maintain our business relationships with these pharmaceutical wholesalers on commercially acceptable terms, or if our wholesalers are unable to distribute our drugs for regulatory, compliance or any other reason, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

Risks Related to Clinical Development and Regulatory Approval

Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of Zalviso outside of Europe. These changes will restrict or regulate post-approval activities for DSUVIA, DZUVEO and Zalviso, and affect our ability to profitably sell any products for which we obtain marketing approval. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labeling decisions and re-examine the risk-benefit paradigm for opioids. In June 2019, the FDA issued draft guidance related to a new benefit/risk framework for new opioid analgesic products, which proposes that the new product candidate show some benefit over an existing product. In July 2019, the FDA informed two New Drug Application, or NDA, applicants with August 2019 Prescription Drug User Fee Act, or PDUFA, dates for their opioid candidate products that the FDA was postponing product-specific advisory committee meetings for opioid analgesics while it continues to consider a number of scientific and policy issues relating to this class of drug. In September 2019, the FDA held a public hearing to receive stakeholder input on the approval process for new opioids. The timing of the resubmission of the Zalviso NDA is dependent upon the finalization of the FDA’s new opioid approval guidelines and process.

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax, and effective January 1, 2021, also eliminates the health insurer tax. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. While this ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and will stay in effect through 2027 unless Congressional action is taken. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has begun soliciting feedback on some of these measures and, at the same time, has implemented others under its existing authority. For example, in September 2018, Centers for Medicare & Medicaid Services, or CMS, announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Although these, and other measures will require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

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

In February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labeling decisions and re-examine the risk-benefit paradigm for opioids. In June 2019, the FDA issued draft guidance related to a new benefit/risk framework for new opioid analgesic products, which proposes that the new product candidate show some benefit over an existing product. In September 2019, the FDA held a public hearing to receive stakeholder input on the approval process for new opioids. The timing of the resubmission of the Zalviso NDA is dependent upon the finalization of the FDA’s new opioid approval guidelines and process.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. For example, DSUVIA is subject to a deferred post-marketing requirement for study in the pediatric population ages 6-17 years. Our protocol for this trial is not due until August 2020. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, we intend to seek approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

The success of Zalviso relies, in part, on obtaining regulatory approval in the United States.

The success of Zalviso relies, in part, upon our ability to develop and receive regulatory approval of this product candidate in the United States for the management of moderate-to-severe acute pain in adult patients in the hospital setting. Our Phase 3 program for Zalviso initially consisted of three Phase 3 clinical trials. We reported positive top-line data from each of these trials and submitted an NDA for Zalviso to the FDA in September 2013, which the FDA then accepted for filing in December 2013. In July 2014, the FDA issued a Complete Response Letter, or CRL, for our NDA for Zalviso, or the Zalviso CRL. The Zalviso CRL contained requests for additional information on the Zalviso System to ensure proper use of the device. The requests include submission of data demonstrating a reduction in the incidence of device errors, changes to address inadvertent dosing, among other items, and submission of additional data to support the shelf life of the product. Furthermore, in March 2015, we received correspondence from the FDA stating that in addition to the bench testing and two Human Factors studies we had performed in response to the issues identified in the Zalviso CRL, a clinical trial was needed to assess the risk of inadvertent dispensing and overall risk of dispensing failures. Based on the results of our Type C meeting with the FDA in September 2015, we completed the protocol review with the FDA and initiated this study, IAP312, in September 2016.

IAP312 was a Phase 3 study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. The IAP312 study was designed to rule out a 5% device failure rate. The study design required a minimum of 315 patients. In the IAP312 study, sites proactively looked for tablets that were dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The IAP312 study evaluated all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. If the FDA includes the rate of inadvertent dispensing along with the device failures to calculate a total error rate, the resulting error rate may be unacceptable to the FDA. Further, the correspondence from the FDA suggests that we may need to modify the REMS program for Zalviso to address dropped tablets. The IAP312 results will supplement the three Phase 3 trials already completed in the Zalviso NDA resubmission. The timing of the resubmission of the Zalviso NDA is dependent upon the finalization of the FDA’s new opioid approval guidelines and process.

There is no guarantee that the additional work we performed related to Zalviso, including the IAP312 trial, will result in our successfully obtaining FDA approval of Zalviso in a timely fashion, if at all. Although we believe the IAP312 study met safety, satisfaction and device usability expectations, there is no guarantee the IAP312 trial results will address the issues raised by the FDA. For example, the FDA may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate and the resulting error rate may be unacceptable to the FDA, or the FDA may still have concerns regarding the performance of the device, inadvertent dosing (dropped tablets), or other issues. At any future point in time, the FDA could require us to complete further clinical, Human Factors, pharmaceutical, reprocessing or other studies, which could delay or preclude any NDA resubmission or approval of the NDA and could require us to obtain significant additional funding. We may not be able to identify appropriate remediations to issues that the FDA may raise, and we may not have sufficient time or financial resources to conduct future activities to remediate issues raised by the FDA. We intend to seek a label indication for Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting. However, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce our commercial opportunity.

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

Adverse events, or AEs, caused by Zalviso could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt any future FDA-required clinical trials and could result in the denial of regulatory approval. Phase 2 clinical trials we conducted with Zalviso did generate some AEs, but no significant adverse events, or SAEs, related to the trial drug. In our Phase 3 active-comparator clinical trial (IAP309), 8% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (11% in the IV patient-controlled morphine group), and we observed three serious adverse events, or SAEs, that were assessed as possibly or probably related to study drug (one- respiratory depression in the Zalviso group and two- abdominal distension and ileus in the IV patient-controlled morphine group). In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310), 6% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (9% in placebo group). There were no SAEs determined to be related to study drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP311), 7% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). Four patients (three in the Zalviso group and one in the placebo group) experienced an SAE considered possibly or probably related to the trial drug by the investigator. The SAEs possibly or probably attributed to Zalviso were severe oxygen saturation decrease, sinus tachycardia and confusional state. In our Phase 3 multicenter, open-label study of Zalviso (IAP312), 3% of patients dropped out prematurely due to an AE. Five patients experienced SAEs in the IAP312 study and none of these were considered possibly or probably related to the study drug by the investigator.

In our Phase 2 DSUVIA placebo-controlled bunionectomy study (SAP202), two patients in the DSUVIA 30 mcg group (5%) discontinued treatment due to an AE, one unrelated to study drug and the other probably related to study drug. There were no SAEs deemed related to study drug. In our Phase 3 placebo-controlled abdominal surgery study (SAP301), one DSUVIA-treated patient (1%) dropped out of the trial prematurely due to an AE (4% in placebo group). There were two SAEs determined to be related to study drug in the placebo-treated group and no related SAEs in the DSUVIA group. In our Phase 3 open-label, single-arm emergency room study (SAP302), no DSUVIA-treated patients dropped out of the trial prematurely due to an AE. One patient had an SAE - angina pectoris - possibly related to study drug. In our post-operative study in patients aged 40 years or older (SAP303), 3% of DSUVIA-treated patients dropped out of the trial prematurely due to an AE. There were no SAEs deemed related to study drug.

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

Except for Zalviso and DZUVEO, which are both approved in Europe, we may never obtain additional regulatory approvals for our products and product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

DSUVIA was approved in the United States with a REMS program. If Zalviso is approved in the United States, it will also require a REMS program. The DSUVIA REMS program includes restrictions on product distribution and use only in certified medically supervised settings. Before DSUVIA is distributed, an authorized representative from each medically supervised setting must sign an attestation that they have the ability to manage acute opioid overdose and will train all relevant staff on administration of DSUVIA, including the importance of only dispensing the product in a medically supervised setting. Therefore, REMS-certification is a key gating item to generating product revenues for DSUVIA. In addition, the REMS program for DSUVIA may significantly increase our costs to commercialize this product. While we have received pre-clearance from the FDA regarding certain aspects of the proposed required REMS program for Zalviso, we cannot predict the final REMS program to be required as part of any FDA approval of Zalviso. Depending on the extent of the REMS requirements, any U.S. launch may be delayed, the costs to commercialize Zalviso may increase substantially and the potential commercial market could be restricted. Furthermore, risks of sufentanil that are not adequately addressed through the proposed REMS program for Zalviso may also prevent or delay its approval for commercialization.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2020 and may continue to incur losses in the future.

We have incurred significant net losses in each year since our inception in July 2005, and as of December 31, 2019, we had an accumulated deficit of $398.1 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the sale of equity securities, debt, government contract funding, the sale of royalties and milestones, and proceeds from our commercial partner, Grünenthal. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA, conduct research and development activities, including the FDA regulatory review of the Zalviso NDA, once resubmitted, and support the manufacturing and supply of Zalviso in Europe for Grünenthal. While Grünenthal has begun European commercial sales of Zalviso, if DSUVIA is not successfully commercialized, or if Zalviso is not successfully developed or commercialized, or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

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

In September 2015, we consummated a monetization transaction with PDL BioPharma, Inc., or PDL, pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the License Agreement, subject to a capped amount, referred to as the Royalty Monetization. Accordingly, even if Grünenthal is successful in commercializing Zalviso in the Territory, we will receive only 25% of the royalties and 20% of the first four commercial milestones under the License Agreement, and 100% of the royalties after the capped amount is reached. We do not anticipate generating significant near-term revenues from DSUVIA or Zalviso, if approved, in the United States. Our ability to generate future revenues from product sales depends heavily on our success in:

•	maintaining regulatory approval for DSUVIA and obtaining and maintaining regulatory approval for Zalviso in the United States; and

•

launching and commercializing DSUVIA and Zalviso, if approved, in the United States by building, internally or through collaborations, an institutionally focused sales force, and launching and commercializing DZUVEO and Zalviso internationally by entering into collaborations, including with Grünenthal, which may require additional funding.

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

We anticipate continuing to incur significant costs associated with commercializing DSUVIA in the United States. Even if we are able to generate revenues from the sale of DSUVIA or Zalviso, if approved, in the United States, we may not become profitable and may need to obtain additional funding to continue operations.

We are substantially dependent on our commercial partner, Grünenthal, to successfully commercialize Zalviso in Europe.

Under our agreements with Grünenthal, we granted Grünenthal rights to commercialize Zalviso in the Territory for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings. In September 2015, the EC approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, and Grünenthal began its European launch of Zalviso with the first commercial sale occurring in April 2016. There is no guarantee that Grünenthal will achieve commercial success in its Zalviso launch in the European Union or anywhere in the Territory.

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

We may not realize the expected benefits from our collaboration with Grünenthal due to a number of important factors, including:

•

The timing and amount of any payments we may receive under our agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Zalviso by Grünenthal in Europe;

•	Grünenthal may change the focus of its commercialization efforts or pursue higher-priority programs;

•	Grünenthal may reduce or stop its commercialization efforts in countries where it has the sole right to commercialize Zalviso; and

•	Grünenthal may terminate its agreements with us, adversely affecting our potential revenue from Zalviso;

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

Since inception, our operations have been primarily focused on developing our technology and undertaking pharmaceutical development and clinical trials for DSUVIA and Zalviso, understanding the market potential for DSUVIA and Zalviso, and preparing for the commercialization of DSUVIA and the potential commercialization of Zalviso in the United States. We launched commercialization efforts for DSUVIA in February 2019. As a result of our limited commercialization experience, any predictions that are made about our future performance, or viability, or evaluation of our business and prospects, may not be accurate.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to cease operations.

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with our ongoing activities including the commercial launch of DSUVIA in the United States and support for FDA regulatory review of the Zalviso NDA, once resubmitted. While we believe we have sufficient capital resources to continue planned operations through the end of the first quarter of 2021, we will need additional capital to pursue full commercialization of DSUVIA and Zalviso, if approved.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. In order to raise additional funds to support our operations, we may sell additional equity securities, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Selling additional equity securities may result in dilution to our existing stockholders and new investors may be materially diluted by subsequent sales. Incurring additional indebtedness, including through the sale of debt securities, would result in increased fixed payment obligations and could also result in additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. Sales of equity or debt securities may also provide new investors with rights superior to our existing stockholders. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected, and we may not be able to meet our debt service obligations.

The terms of our loan agreement with Oxford may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions, including to pay dividends to our stockholders.

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

As of December 31, 2019, we have approximately $24.2 million of accrued debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

Risks Related to Our Reliance on Third Parties

We rely on third party manufacturers to produce commercial supplies of DSUVIA in the United States, commercial supplies of Zalviso in Europe, and clinical supplies of Zalviso in the United States. The failure of third party manufacturers to provide us with adequate commercial and clinical supplies could result in a material adverse effect on our business.

Third party manufacturers produce commercial and clinical supplies of our products and product candidates. Reliance on third party manufacturers entails many risks including:

•	the inability to meet our product specifications and quality requirements consistently;

•	a delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to maintain in good order our production and manufacturing equipment for our products;

•	a failure to comply with cGMP and similar foreign standards;

•	the inability to negotiate manufacturing or supply agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing or supply agreements with third parties in a manner or at a time that is costly or damaging to us;

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

In addition, we have not yet entered into a collaboration agreement for the sale of DZUVEO in Europe, but we anticipate that any future collaboration agreement will likely require us to manufacture and supply DZUVEO to our commercial partner. As mentioned above, we are obligated to manufacture and supply Zalviso under the Amended Agreements with Grünenthal for use in Europe and their other licensed territories. If we are unable to establish a reliable commercial supply of Zalviso for Grünenthal’s Territory, we may be unable to satisfy our obligations under the Amended Agreements in a timely manner or at all, and we may, as a result, be in breach of the Amended Agreements. If any such breach, or other breach, were to be material and remain uncured, it could result in Grünenthal terminating the Amended Agreements, which in turn could result in us being responsible for indemnification of losses suffered by PDL under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely affected.

We rely on limited sources of supply for the active pharmaceutical ingredient, or API, of DSUVIA and Zalviso and any disruption in the chain of supply may cause a delay in commercializing DSUVIA and developing Zalviso.

Currently we only have one supplier qualified as a vendor for the manufacture of DSUVIA, known as DZUVEO in Europe, and Zalviso with the FDA and EMA, respectively. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider for DSUVIA is changing its process for manufacturing our drug, which could impact our commercial supply of API for DSUVIA. This change in process requires a regulatory submission to the FDA. The European Health Authority has approved the change in process for both DZUVEO and Zalviso in the EU. In the U.S. a regulatory submission has been submitted to support the use of the API made with the new manufacturing process, but there is no guarantee that the FDA will approve the submission. For example, in July 2019, we received notice from the FDA that a deficiency in the API manufacturer’s drug master file will need to be addressed before the submission can be approved. Any alternate vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in delays. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

Manufacture of sufentanil sublingual tablets requires specialized equipment and expertise.

Ethanol, which is used in the manufacturing process for our sufentanil sublingual tablets, is flammable, and sufentanil is a highly potent, Schedule II controlled substance. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil sublingual tablets. There are a limited number of facilities that can accommodate our manufacturing process and we need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one manufacturer to produce our sufentanil sublingual tablets. Any problems with our existing facility or equipment, including ongoing expansion, may impair our ability to successfully commercialize DSUVIA or Zalviso, if approved, complete our clinical trials and increase our cost.

Manufacturing issues may arise that could delay or increase costs related to commercialization, product development and regulatory approval.

Our experience with manufacturing and shipping both DSUVIA and Zalviso is limited. We have relied, and will continue to rely, on contract manufacturers, component fabricators and third-party service providers to produce the necessary DSUVIA single-dose applicator, or SDA, and Zalviso devices for the commercial marketplace. We currently outsource manufacturing and packaging of the DSUVIA SDA and the controller, dispenser and cartridge components of the Zalviso device to third parties and intend to continue to do so. Some of these component purchases were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of DSUVIA, DZUVEO or Zalviso devices with each of the third-party manufacturers or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with DSUVIA, Zalviso and DZUVEO in Europe, and, if approved, Zalviso in the U.S. and any other foreign territories.

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

For DSUVIA, we currently package the finished goods under a manual process at the Sharp facility and would package finished goods of DZUVEO at the Sharp facility in the same manner. The capacity and cost to package the finished goods under this manual process is not optimal to support successful future sales of DSUVIA and DZUVEO. We have initiated the process to purchase an automated filling and packaging line to support increased capacity packaging for DSUVIA and DZUVEO. We expect to complete the acquisition and installation of this line in 2020. There is no assurance that we will be able to successfully purchase, install or validate the automated filling and packaging line for DSUVIA and DZUVEO. If we are successful in the purchase, installation and validation of this equipment and process, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product on this line.

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

We underwent a Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in Europe. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. The CE Mark was originally issued by the British Standards Institution, or BSI, a Notified Body, or NB, located in the United Kingdom, or U.K., or BSI-U.K. The CE Mark file and certification has been transferred to the Netherlands NB of BSI, or BSI-NL, to mitigate the uncertainty with regards to Brexit. The ISO certification issued through BSI-U.K. was recently upgraded to the latest version of the standard, ISO 13485:2016 through BSI-U.K. and remains in effect. BSI ISO 13485:2016 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and European Economic Area (which includes the 27 EU member states as well as Norway, Iceland and Liechtenstein), or EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE Mark to our Zalviso device, which would prevent Grünenthal from selling these devices within the EU and EEA.

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

Our headquarters is located in the San Francisco Bay Area, near known earthquake fault zones and is vulnerable to significant damage from earthquakes. Our contract manufacturers, suppliers, clinical trial sites and local and national transportation vendors are all subject to business interruptions due to weather, outbreaks of pandemic diseases, natural disasters, or man-made incidents.

In addition, our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak. If the COVID-19 outbreak continues to spread, we may need to limit operations or implement limitations, including work from home policies. Moreover, if hospitals or other healthcare facilities begin implementing policies that limit access of our sales representatives to such facilities, we may be delayed or thwarted in selling our product. In addition, if hospitals and doctors, as a measure to combat the further spread of COVID-19, reduce the number of procedures in which DSUVIA is administered as part of the pain treatment program, or if surgeons temporarily halt performing elective surgeries, the levels of our sales could be adversely effected. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

We may acquire companies, product candidates or products or engage in strategic transactions, which could divert our management’s attention and cause us to incur various costs and expenses.

We may acquire or invest in companies, product candidates or products that we believe could complement or expand our business or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of management and may cause us to incur various costs and expenses in identifying, investigating, and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in completing or realizing anticipated benefits from such transactions.

In addition, we may receive inquiries relating to potential strategic transactions, including collaborations, licenses, and acquisitions. Such potential transactions may divert the attention of management and may cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.

We face potential product liability claims, and, if such claims are successful, we may incur substantial liability.

Commercial sales of DSUVIA and Zalviso expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our products; and,

•	decreased demand for our products.

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. In addition, our current product liability insurance contains an exclusion related to any claims related to our products from a governmental body, or payer, or those claims arising from a multi-plaintiff action for bodily injury or property damage. Multi-plaintiff claims caused by product defects are covered. This exclusion does not apply to any bodily injury claim related to our products made by an individual. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments are excluded from our insurance coverage or exceed our insurance coverage, could adversely affect our results of operations and business. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of December 31, 2019, we are the owner of record of 76 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents, inclusive of the patents we have listed in the FDA’s Orange Book for DSUVIA, are expected to provide coverage until at least 2027 – 2031.

Because sufentanil is not a new chemical entity, its regulatory exclusivity period in the United States is limited to three years under the Hatch-Waxman Act. While the FDA may not approve a 505(b)(2) NDA or abbreviated new drug application, or ANDA, using DSUVIA as its reference listed drug prior to November 2, 2021, we may be subject to certification based on the patents we have listed in the FDA’s Orange Book for DSUVIA and engage in litigation against such a 505(b)(2) or ANDA applicant at any time.

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

We have not yet registered our trademarks in all our potential markets, and failure to secure those registrations could adversely affect our business.

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

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price or our common stock ranged between $3.93 and $1.66 during 2019. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States or to successfully develop and commercialize Zalviso in the United States;

•	inability to obtain additional funding;

•	the integration and performance of any businesses we acquire;

•	the perception of limited market sizes or pricing for our products;

•	further delays in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the Zalviso NDA, upon resubmission;

•	safety issues;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	inability to maintain ISO 13485 certification and CE Mark approval for Zalviso;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

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

Sales of a substantial number of shares of our common stock in the public market by our stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants under our equity incentive plans. Grants under our equity incentive plans may also cause our stockholders to experience additional dilution, which could cause our stock price to fall. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our shares of common stock outstanding are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

As of December 31, 2019, we had federal net operating loss carryforwards of $212.4 million, of which $114.9 million federal net operating losses generated before January 1, 2018 will begin to expire in 2029. Federal net operating losses of $97.5 million generated in 2019 and 2018 will carryforward indefinitely but are subject to the 80% taxable income limitation. As of December 31, 2019, we had state net operating loss carryforwards of $113.5 million, which begin to expire in 2028.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the new Tax Cuts and Jobs Act of 2017, or Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The completion of the July 2013 public equity offering, together with our public equity offering in December 2012, our initial public offering, private placements and other transactions that have occurred, have triggered such an ownership change. In addition, since we will need to raise substantial additional funding to finance our operations, we may undergo further ownership changes in the future. In the future, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Market since February 11, 2011 under the symbol “ACRX”. As of March 5, 2020, there were 12 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Stock Price Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 31, 2014, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we are prohibited from doing so under the terms of our Loan Agreement. Regardless of the restrictions in our Loan Agreement or the terms of any potential future indebtedness, we anticipate that we will retain all available funds and any future earnings to support our operations and finance the growth and development of our business and, therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Total revenue	$2,289	$2,151	$7,995	$17,357	$19,263
Costs and Operating Expenses:
Cost of goods sold	$6,806	$3,976	$10,659	$12,315	$1,770
Research and development	4,661	13,137	19,409	21,402	22,488
General and administrative	45,027	20,765	16,609	15,597	14,203
Restructuring costs	—	—	—	—	756
Total costs and operating expenses	56,494	37,878	46,677	49,314	39,217
Loss from operations	(54,205)	(35,727)	(38,682)	(31,957)	(19,954)
Interest expense	(2,535)	(2,217)	(3,316)	(2,770)	(2,977)
Interest income and other income, net	2,166	1,138	510	918	1,720
Non-cash interest income (expense) on liability related to sale of future royalties	1,337	(10,341)	(10,721)	(9,382)	(2,428)
Net loss before income taxes	$(53,237)	$(47,147)	$(52,209)	$(43,191)	$(23,639)
Provision (benefit) for income taxes	3	2	(701)	(34)	760
Net loss	$(53,240)	$(47,149)	$(51,508)	$(43,157)	$(24,399)
Net loss per share of common stock, basic	$(0.67)	$(0.81)	$(1.10)	$(0.95)	$(0.55)
Shares used in computing net loss per share of common stock, basic	79,184,266	58,408,548	46,883,535	45,313,118	44,300,099
Net loss per share of common stock, diluted	$(0.67)	$(0.81)	$(1.10)	$(0.95)	$(0.60)
Shares used in computing net loss per share of common stock, diluted	79,184,266	58,408,548	46,883,535	45,313,118	44,468,440

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:

Cash, cash equivalents and short-term investments	$66,137	$105,715	$60,469	$80,310	$113,464
Working capital	58,077	92,066	49,753	78,862	106,167
Total assets	91,356	120,533	75,552	99,993	127,785
Long-term debt	25,147	11,991	19,096	21,549	20,922
Liability related to sale of future royalties	92,035	93,679	83,588	72,987	63,612
Accumulated deficit	(398,106)	(345,019)	(297,870)	(246,362)	(203,205)
Total stockholders’ (deficit) equity	(41,418)	4,253	(36,509)	(5,337)	33,113

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2019, including year-over-year comparisons versus the year ended December 31, 2018. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO in Europe) and Zalviso, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved our resubmitted NDA for DSUVIA for use in adults in certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We are further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In geographies where we decide not to commercialize ourselves, including for DZUVEO in Europe, we may seek to out-license commercialization rights. We currently intend to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although we have not yet entered into any such arrangement. The timing of the resubmission of the Zalviso NDA is dependent upon the finalization of the FDA’s new opioid approval guidelines and process. If we are successful in obtaining approval of Zalviso in the United States, we plan to potentially promote Zalviso either by ourselves or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

Product Development Programs

Our product development portfolio features two innovative therapies for the treatment of acute pain. Please refer to “Part I. Item 1. Business—Product Development Programs” for a detailed discussion of DSUVIA and Zalviso.

Acquisition

On March 15, 2020, we entered into the Agreement and Plan of Merger with Tetraphase Pharmaceuticals, Inc., or Tetraphase, and Consolidated Merger Sub, Inc., a Delaware corporation and indirect wholly owned subsidiary of the Company, or Merger Sub, pursuant to which we will acquire Tetraphase. Pursuant to the merger agreement, each share of Tetraphase common stock issued and outstanding immediately prior to the effective time of the merger will automatically be converted into the right to receive 0.6303 shares of the Company’s common stock, subject to certain adjustments pursuant to the terms of the merger agreement, and a contingent value right for additional consideration to be paid to the then former securityholders of Tetraphase upon the achievement of certain sales milestones. The closing of the merger is expected in the second quarter of 2020 subject to customary closing conditions. For additional information regarding the merger, see Note 17 “Subsequent Events” in the accompanying notes to the Consolidated Financial Statements.

Co-Promotion Agreement

On March 15, 2020, we entered into the Co-Promotion Agreement with Tetraphase to co-promote DSUVIA and Tetraphases’s XERAVA™ (eravacycline), which is FDA approved for the treatment of complicated intra-abdominal infections. Under the terms of this agreement, each company is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls for each product. On March 16, 2020, in connection with entering into the Co-Promotion Agreement, we initiated a reduction in headcount, designed to eliminate the overlap with the Tetraphase commercial team to more efficiently commercialize DSUVIA in connection with the Tetraphase commercial team. We have eliminated 30 positions, mainly within the commercial organization. For additional information regarding the Co-Promotion Agreement, see Note 17 “Subsequent Events” in the accompanying notes to the Consolidated Financial Statements.

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

Although Zalviso has been approved for sale in Europe, we sold the majority of the royalty rights and certain commercial sales milestones we are entitled to receive under the Grünenthal Agreements to PDL BioPharma, Inc., or PDL, in September 2015.

We launched the commercialization of DSUVIA in the United States in the first quarter of 2019. We will incur capital expenditures related to the installation of our high-volume automated packaging line for DSUVIA, from which we expect to have qualified product being packaged beginning in 2021. We anticipate that the high-volume line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2021 and beyond.

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

Our revenues since inception have consisted primarily of revenues from our Amended Agreements with Grünenthal and our research contracts with the DoD. There can be no assurance that our relationship with Grünenthal will continue beyond the initial term or that we will be able to meet the milestones specified in the Amended Agreements. Under the terms of the DoD contract, the DoD reimbursed us for certain costs incurred for development, manufacturing, regulatory and clinical costs outlined in the DoD contract, including reimbursement for certain personnel and overhead expenses.

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

Our net losses were $53.2 million, $47.1 million and $51.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $398.1 million. As of December 31, 2019, we had cash, cash equivalents and short-term investments totaling $66.1 million compared to $105.7 million as of December 31, 2018.

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

Revenue from Contracts with Customers

Beginning January 1, 2018, we have followed the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We sell our products primarily through wholesale distributors.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Product sales revenue

Revenues from product sales are recognized when distributors obtain control of our product, which occurs at a point in time, upon delivery to such distributors. These distributors subsequently resell the product to certified medically supervised healthcare settings. In addition to distribution agreements with these customers, we enter into arrangements with group purchasing organizations, or GPOs, and other certified medically supervised healthcare settings that provide for privately negotiated discounts with respect to the purchase of our products. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of distributor fees, GPO discounts, GPO administrative fees and returns. Variable consideration is recorded at the time product sales are recognized resulting in a reduction in product revenue. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Variable consideration is estimated using the most-likely amount method, which is the single-most likely outcome under a contract and is typically at the stated contractual rate. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method under ASC Topic 606 for relevant factors. These factors include current contractual and statutory requirements, specific known market events and trends, industry data, and/or forecasted customer buying and payment patterns. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary materially from our estimates, we will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These estimates include:

●	Distributor Fees – We offer contractually determined fees to our distributors.

●	GPO Discounts - We offer discounts to GPO members. These discounts are taken when the GPO members purchase DSUVIA from our distributors, who then charge the discount amount back to us.

●

GPO Administrative Fees - We pay administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPOs’ members.

●

Returns – We allow our distributors to return product for credit up to 12 months after the product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

●

Prompt Pay Discounts – We offer cash discounts to our distributors, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

We believe our estimated allowance for product returns requires a high degree of judgment and is subject to change based on our limited experience and certain quantitative and qualitative factors. We believe our estimated allowances for distributor fees, GPO discounts, GPO administrative fees and prompt pay discounts do not require a high degree of judgment because the amounts are settled within a relatively short period of time.

Amounts accrued for product revenue allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate and to reflect actual experience. Product revenue-related liabilities are recorded in our Consolidated Balance Sheets as accrued liabilities, while prompt pay discounts are recorded in our Consolidated Balance Sheets as a reduction in accounts receivable. We will continue to assess our estimates of variable consideration as we accumulate additional historical data and will adjust these estimates accordingly. Changes in product revenue allowance estimates could materially affect our results of operations and financial position.

Contract and other collaboration revenue

We entered into award contracts with the DoD to support the development of DSUVIA. These contracts provided for the reimbursement of qualified expenses for research and development activities. Revenue under these arrangements was recognized when the related qualified research expenses were incurred. We were entitled to reimbursement of overhead costs associated with the study costs under the DoD arrangements. We estimated this overhead rate by utilizing forecasted expenditures. Final reimbursable overhead expenses were dependent on direct labor and direct reimbursable expenses throughout the life of each contract, which increased or decreased based on actual expenses incurred.

We also generate revenue from collaboration agreements. These agreements typically include payments for upfront signing or license fees, cost reimbursements for development and manufacturing services, milestone payments, product sales, and royalties on licensee’s future product sales. Product sales related revenue under these collaboration agreements is classified as product sales revenue, while other revenue generated from collaboration agreements is classified as contract and other collaboration revenue.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. Our performance obligations include delivering product to our distributors, commercialization license rights, development services, services associated with the regulatory approval process, joint steering committee services, demonstration devices, manufacturing services, material rights for discounts on manufacturing services, and product supply.

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

Transaction Price

We have both fixed and variable consideration. Non-refundable upfront fees and product supply selling prices are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Funding of research and development activities is considered variable until such costs are reimbursed at which point, they are considered fixed. We allocate the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. Inventory includes the cost of the active pharmaceutical ingredients, or API, raw materials and third-party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are allocated to the appropriate cost pool and then absorbed into inventory based on the units produced or distributed, assuming normal capacity, in the applicable period. Indirect overhead costs in excess of normal capacity are recorded as period costs in the period incurred. DSUVIA was approved by the FDA in November 2018. Prior to FDA approval, all manufacturing costs for DSUVIA were expensed to research and development. Upon FDA approval, manufacturing costs for DSUVIA manufactured for commercial sale have been capitalized.

Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that used to value the inventory. Because the predetermined, contractual transfer prices we are receiving from Grünenthal are less than the direct costs of manufacturing, all Zalviso inventories are carried at net realizable value.

Cost of Goods Sold

Cost of goods sold for product revenue includes third party manufacturing costs, shipping costs, and indirect overhead costs associated with production and distribution which are allocated to the appropriate cost pool and recognized when revenue is recognized. Indirect overhead costs in excess of normal capacity are recorded as period costs in the period incurred.

Under the Amended Agreements with Grünenthal, we sell Zalviso to Grünenthal at predetermined, contractual transfer prices that are less than the direct costs of manufacturing and recognize indirect costs as period costs where they are in excess of normal capacity and not recoverable on a lower of cost or net realizable value basis. Cost of goods sold for Zalviso shipped to Grünenthal includes the inventory costs of API, third-party contract manufacturing costs, packaging and distribution costs, shipping, handling and storage costs, depreciation and costs of the employees involved with production.

Leases

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. We adopted the standard effective January 1, 2019.

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. As a result, we no longer recognize deferred rent on the balance sheet.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Share Purchase Plan, or ESPP, on estimated fair values. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

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

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

In September 2015, we sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by our commercial partner, Grünenthal, pursuant to the Collaboration and License Agreement, dated as of December 16, 2013, as amended, to PDL for an upfront cash purchase price of $65.0 million. We continue to have significant continuing involvement in the Royalty Monetization primarily due to our obligation to act as the intermediary for the supply of Zalviso to Grünenthal. Under the relevant accounting guidance, because of our significant continuing involvement, the Royalty Monetization has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty and milestone payments to be received by ARPI LLC and paid to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds we received, are recorded as interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record interest expense related to the Royalty Monetization accordingly.

There are a number of factors that could materially affect the amount and timing of royalty payments from Zalviso in Europe, most of which are not within our control. Such factors include, but are not limited to, the success of Grünenthal’s sales and promotion of Zalviso, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of Zalviso, significant changes in foreign exchange rates as the royalties remitted to ARPI are made in U.S. dollars, and other events or circumstances that could result in reduced royalty payments from European sales of Zalviso, all of which may result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Monetization. Conversely, if sales of Zalviso in Europe are more than expected, the non-cash royalty revenues and the non-cash interest expense we record would be greater over the term of the Royalty Monetization. We periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability and the interest rate. Because estimated sales forecasts and payments may vary over the life of the Royalty Monetization, we may be required to recognize interest income as the imputed interest rate is adjusted prospectively to reflect the revised effective interest rate over the term of the Royalty Monetization.

We will record non-cash royalty revenues and non-cash interest expense within our Consolidated Statements of Comprehensive Loss over the term of the Royalty Monetization.

When the expected payments under the Royalty Monetization are lower than the gross proceeds of $65.0 million received, we defer recognition of any probable contingent gain until the Royalty Monetization liability expires.

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

Years Ended December 31, 2019 and 2018

Revenue

Product Sales Revenue

The Company’s product sales revenue consists of sales of DSUVIA in the U.S. and Zalviso in Europe. Our commercial partner, Grünenthal, commercially launched Zalviso in Europe, with the first commercial sale occurring in April 2016. We began commercial sales of DSUVIA in the United States in the first quarter of 2019.

Revenues from product sales are recognized when distributors obtain control of our product, which occurs at a point in time, upon delivery to such distributors. These distributors subsequently resell the products to certified medically supervised healthcare settings. In addition to distribution agreements with these customers, in the United States, we enter into arrangements with group purchasing organizations, or GPOs, and other certified medically supervised healthcare settings that provide for privately negotiated discounts with respect to the purchase of our products. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of distributor fees, GPO discounts, GPO administrative fees and returns. Variable consideration is recorded at the time product sales are recognized, resulting in a reduction in product revenue.

We believe our estimated allowance for product returns requires a high degree of judgment and is subject to change based on our limited experience and certain quantitative and qualitative factors. We believe our estimated allowances for distributor fees, GPO discounts, GPO administrative fees and prompt pay discounts do not require a high degree of judgment because the amounts are settled within a relatively short period of time. Amounts accrued for product revenue allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate and to reflect actual experience.

Product sales revenue by product for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
DSUVIA	$377	$—
Zalviso	1,453	825
Total product sales revenue	$1,830	$825

The increase in DSUVIA product sales revenue for the year ended December 31, 2019, as compared to the prior year, is due to the approval of DSUVIA in November 2018. As mentioned above, we began the DSUVIA launch in the first quarter of 2019.

The increase in Zalviso product sales revenue for the year ended December 31, 2019, as compared to the prior year, was primarily the result of increased orders from Grünenthal.

As of December 31, 2019, we had current and non-current portions of the deferred revenue balance under the Amended Agreements with Grünenthal of $0.3 million and $2.8 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The original value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the deferred revenue balance will decline on a straight-line basis through 2029, as we recognize product sales revenue under the Amended Agreements.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue includes revenue recognized for services performed under the DoD Contract for DSUVIA. Under the terms of the DoD Contract, the DoD reimbursed us for costs incurred for development, manufacturing, regulatory and clinical costs as outlined in the DoD Contract, including reimbursement for certain personnel and overhead expenses.

In addition, contract and other collaboration revenue includes revenue under the Amended Agreements related to the joint steering committee for Zalviso, research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe.

Contract and other collaboration revenue for the years ended December 31, 2019 and 2018 was as follows (in thousands):

	Years Ended
	December 31,		$ Change	% Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
DoD Contract	$—	$838	$(838)	(100)%
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	312	289	23	8%
Royalty revenue	104	96	8	8%
Other revenue	43	103	(60)	(58)%
Total contract and other collaboration revenue	$459	$1,326	$(867)	(65)%

The period of performance under the DoD Contract ended on February 28, 2019.

We estimate and recognize royalty revenue and non-cash royalty revenue on a quarterly basis. Adjustments to estimated revenue are recognized in the subsequent quarter based on actual revenue earned per the royalty reports received from Grünenthal. In addition, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL. As a result, contract and other collaboration revenue is not expected to have a significant impact on our cash flows in the near-term since a significant portion of our European Zalviso royalties and milestones were already monetized with PDL in 2015.

Cost of goods sold

As mentioned above, we commenced commercial sales of DSUVIA in the first quarter of 2019. In October 2015, we initiated commercial production of Zalviso for Grünenthal.

Total costs of goods sold for the years ended December 31, 2019 and 2018 was as follows (in thousands):

	Years Ended
	December 31,		$ Change	% Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Direct costs	$2,525	$874	$1,651	189%
Indirect costs	4,281	3,102	1,179	38%
Total costs of goods sold	$6,806	$3,976	$2,830	71%

Direct costs from contract manufacturers for DSUVIA and Zalviso totaled $2.5 million and $0.9 million in the years ended December 31, 2019 and 2018, respectively. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA and Zalviso totaled $4.3 million and $3.1 million in the years ended December 31, 2019 and 2018, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. We expect these indirect costs to represent a smaller percentage of revenue as our product sales increase.

We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach as that used to value the inventory. During the year ended December 31, 2019, we recorded an inventory impairment reserve of approximately $1.0 million as a result of an analysis to estimate potential DSUVIA inventory that may expire before being sold. This represents initial DSUVIA batches produced for development and therefore represented shorter dated product than batches manufactured for commercial sale.

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

We expect to incur future research and development expenditures to support the FDA regulatory review of the Zalviso NDA, once it is resubmitted. The timing of the resubmission of the Zalviso NDA is dependent on the finalization of the FDA’s new opioid approval guidelines and process.

We track external development expenses on a program-by-program basis. Our development resources are shared among all our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead.

Below is a summary of our research and development expenses during the years ended December 31, 2019 and 2018 (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
DSUVIA	$658	$2,613	$(1,955)	(75)%
Zalviso	549	732	(183)	(25)%
Overhead	3,454	9,792	(6,338)	(65)%
Total research and development expenses	$4,661	$13,137	$(8,476)	(65)%

Research and development expenses during the year ended December 31, 2019, as compared to the year ended December 31, 2018, decreased by $8.5 million primarily due to lower overhead-related research and development expenses as we shifted the majority of our research and development personnel to support our commercialization efforts following the FDA approval of DSUVIA. In addition, we substantially completed our DSUVIA and Zalviso development programs resulting in decreased DSUVIA- and Zalviso-related spending in the year ended December 31, 2019 as compared to the prior year.

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

Total selling, general and administrative expenses for the years ended December 31, 2019 and 2018, were as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Selling, general and administrative expenses	$45,027	$20,765	$24,262	117%

Selling, general and administrative expenses increased by $24.3 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase is primarily due to increased personnel-related expenses and programs in support of the commercial launch of DSUVIA. We have increased our headcount for selling, general and administrative efforts in the year ended December 31, 2019 by an average of 47 employees as compared to the year ended December 31, 2018.

Other Income (Expense)

Total other income (expense) for the years ended December 31, 2019 and 2018, was as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2019	2018	2019 vs. 2018	2019 vs. 2018
Interest expense	$(2,535)	$(2,217)	$(318)	14%
Interest income and other income (expense), net	2,166	1,138	1,028	90%
Non-cash interest income (expense) on liability related to sale of future royalties	1,337	(10,341)	11,678	(113)%
Total other income (expense)	$968	$(11,420)	$12,388	(108)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. On May 30, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million. We accounted for the termination of the loan agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., or the Prior Agreement, as a debt extinguishment and, accordingly, incurred a loss of $0.2 million associated with the unamortized end of term fee. Interest expense increased in the year ended December 31, 2019, as compared to the prior year, primarily as a result of a higher outstanding loan balance. As of December 31, 2019, the accrued balance due under the Loan Agreement with Oxford was $24.2 million. Refer to Note 6 “Long-Term Debt” in the accompanying notes to the Consolidated Financial Statements for additional information.

Interest income and other income (expense), net, for the years ended December 31, 2019 and 2018 primarily related to interest earned on our investments. The increase in interest income and other income (expense), net, in the year ended December 31, 2019 is primarily due to a larger average investment balance compared to the year ended December 31, 2018.

The increase in non-cash interest income on the liability related to the sale of future royalties for the year ended December 31, 2019 as compared to the year ended December 31, 2018, is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 8 “Liability Related to Sale of Future Royalties”, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability and the interest rate. During the three months ended June 30, 2019, we made a material revision to our estimates as the expected payments under the Royalty Monetization are less than the $65.0 million in gross proceeds received. The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement, prospectively, as an offset to the interest expense that was recognized in prior periods, and resulted in a decrease of $8.1 million to the net loss for the year ended December 31, 2019. The effective interest income rate for the year ended December 31, 2019 was approximately 1.4%. During the three months ended December 31, 2018, we revised our estimates as a result of lower projected European royalties from sales of Zalviso over the life of the liability because the product launch was progressing more slowly than originally expected. The effective interest expense rate for the year ended December 31, 2018 was approximately 11.6%. We anticipate that we will record approximately $3 million in non-cash interest income related to the Royalty Monetization for the year ended December 31, 2020.

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

As of December 31, 2019, we had cash, cash equivalents and investments totaling $66.1 million compared to $105.7 million as of December 31, 2018. The decrease was primarily due to cash required to fund our continuing operations, as we began our commercialization activities for DSUVIA and continued to support Grünenthal’s European sales of Zalviso, partially offset by cash received in connection with our debt refinancing. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through the end of the first quarter of 2021. While we believe we have sufficient capital to meet our operational requirements through the end of the first quarter of 2021, our expectations may change depending on a number of factors including our expenditures related to the United States commercial launch of DSUVIA, any changes in the resubmission of the Zalviso NDA and/or delays in the FDA approval process for Zalviso. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

We have a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. As of December 31, 2019, we had issued and sold an aggregate of approximately 10.3 million shares of common stock pursuant to the ATM Agreement, for which we had received net proceeds of approximately $33.7 million, after deducting commissions, fees and expenses of $1.0 million. As of December 31, 2019, approximately $45.3 million of our common stock remained to be sold under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan and used approximately $8.9 million of the proceeds from the Loan to repay our outstanding obligations under the Prior Agreement. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, we received $15.9 million in net proceeds. As of December 31, 2019, the accrued balance under the Loan Agreement was $24.2 million. For more information, see Note 6 “Long-Term Debt” in the accompanying notes to the Consolidated Financial Statements.

The Royalty Monetization will be repaid to PDL over the life of the agreement through a portion of the European royalties and milestones received under the Amended License Agreement with Grünenthal. For more information, see Note 8 “Liability Related to the Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements.

Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, corporate debt securities, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

Cash Flows

	Years Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(51,180)	$(29,075)
Net cash used in investing activities	(36,563)	(10,877)
Net cash provided by financing activities	14,452	75,025

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

Cash used in operating activities of $51.2 million during the year ended December 31, 2019, reflected a net loss of $53.2 million, partially offset by aggregate non-cash charges of $6.0 million. Non-cash charges included $5.1 million in stock-based compensation expense, $1.7 million in depreciation expense, a $1.0 million inventory impairment charge and $0.7 million in non-cash interest income on the liability related to the Royalty Monetization. The net change in our operating assets and liabilities of $3.9 million included a $3.4 million increase in inventories.

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

During the year ended December 31, 2019, cash used in investing activities of $36.6 million was the net result of $100.1 million for purchases of investments and $3.5 million for purchases of property and equipment, offset by $67.0 million in proceeds from maturity of investments.

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

During the year ended December 31, 2019, cash provided by financing activities was primarily due to $24.8 million in net proceeds received in connection with the Loan Agreement with Oxford, offset by $8.9 million for the repayment of the Prior Agreement, $3.5 million in payments of long-term debt under the Prior Agreement, plus $1.2 million in net proceeds received under the Sales Agreement and $0.8 million in proceeds as a result of stock purchases made under our 2011 Employee Stock Purchase Plan, or ESPP, and stock option exercises.

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

Operating Capital and Capital Expenditure Requirements

Our current operating plan includes expenditures related to the launch of DSUVIA in the United States, anticipated activities required to resubmit the Zalviso NDA. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	expenditures related to the launch of DSUVIA and potential commercialization of Zalviso;

•	future manufacturing, selling and marketing costs related to DSUVIA and Zalviso, including our contractual obligations to Grünenthal for Zalviso;

•	costs associated with business development activities and licensing transactions;

•	the outcome, timing and cost of the regulatory resubmission of Zalviso and any approval for Zalviso;

•	the initiation, progress, timing and completion of any post-approval clinical trials for DSUVIA, or Zalviso, if approved;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of DSUVIA and Zalviso;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with any possible litigation.

In the long-term, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. We will have to raise additional funds through the sale of our equity securities, monetization of current and future assets, issuance of debt or debt-like securities or from development and licensing arrangements to sustain our operations and continue our development programs.

Please see “Part I., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Contractual Obligations

The following table summarizes our long-term contractual obligations at December 31, 2019:

	Payments Due by Period
Contractual obligations	Total	2020	2021 - 2023	2024 - 2025	Thereafter
	(in thousands)
Operating leases(1)	$5,420	$1,268	$4,036	$116	$—
Purchase obligations(2)	400	—	400	—	—
Long-term debt obligations (principal and interest) (3)	32,542	6,936	25,606	—	—
Repayment of liability related to the sale of future royalties(4)	19,605	352	2,045	2,166	15,042
Total contractual obligations	$57,967	$8,556	$32,087	$2,282	$15,042

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

(3)      The Loan Agreement dated as of May 30, 2019 includes a $1.3 million end of term payment due on maturity of the loan, in June 2023, which is included in the table above. See Note 6 “Long-Term Debt” for additional information.

(4)      Liability related to sale of future royalties represents the carrying value at the latest balance sheet date of payments we would make to PDL under the Royalty Monetization, based on estimated future European sales of Zalviso. Actual payments may be significantly higher or lower based on actual future European sales of Zalviso. For further discussion regarding the liability related to the sale of future royalties, see Note 8 “Liability Related to Sale of Future Royalties”.

Operating leases

Office Lease

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

In May 2014, we entered into an amendment, or the First Amendment, to the Existing Lease. Pursuant to the First Amendment, the term of the Existing Lease was extended for a period of twenty (20) months and twenty-two (22) days to January 31, 2018, unless sooner terminated pursuant to the terms of the Existing Lease. In addition, the First Amendment included a new lease on an additional approximate 12,106 square feet of office space, or the Expansion Space, which is adjacent to the Current Premises. The new lease for the Expansion Space had a term of 42 months commencing on August 1, 2014 and expiring on January 31, 2018.

In October 2015, we executed an agreement to sublease 11,871 square feet of the Expansion Space for a term of 26 months commencing on December 1, 2015. The sublessee was entitled to abatement of the first two monthly installments of rent. Subsequent monthly installments of rent started at a rental rate of $2.05 per square foot (subject to agreed nominal increases).

In June 2017, we entered into an amendment, or the Second Amendment, to the Existing Lease, and as amended by the First and Second Amendments, the Lease, with Metropolitan Life Insurance Company, or the Landlord, for the Current Premises and the Expansion Space. Pursuant to the Second Amendment, the term of the Lease was extended for a period of seventy-two (72) months to January 31, 2024, or the Expiration Date, unless sooner terminated pursuant to the terms of the Lease.

Pursuant to the Second Amendment, we will pay on a monthly basis annual rent of approximately $1.3 million in 2020, with annual increases each 12-month period beginning February 1st. In addition, we will pay the Landlord specified percentages of certain operating expenses related to the leased facility incurred by the Landlord.

On January 2, 2019, we entered into an agreement to sublease the Expansion Space commencing on February 16, 2019 and expiring on January 31, 2024. Rent installments from the sublessee are approximately $48,000 per month (subject to agreed nominal increases).

Contract Manufacturing Lease

On December 12, 2012, we entered into a Capital Expenditure and Equipment Agreement, or the Capital Agreement, with Patheon Pharmaceuticals, Inc., or Patheon, as amended in January 2014, or the Amended Capital Agreement for commercial supply manufacturing services related to our Zalviso drug product. The initial term of the agreement was through December 31, 2017, which term automatically renews in two-year increments unless earlier terminated by either party by giving eighteen months’ notice. The Amended Capital Agreement requires that we pay a maximum “overhead fee” of $0.2 million annually during the term of the Amended Services Agreement with Patheon (see Purchase obligations below), which amount may be reduced to $0 based on the amount of annual revenues earned by Patheon under the Amended Services Agreement. No fee was due in 2017 or 2018 based on the amount of revenues earned by Patheon from AcelRx in 2016 and 2017, respectively. We paid $34,000 to Patheon in 2019, as we did not meet the annual revenue threshold in 2018. There will be no fee due in 2020 based on the amount of revenues earned by Patheon from AcelRx in 2019. The potential maximum “overhead fee” due in 2021 and 2022 is reflected in the contractual obligations table above, as the agreement has been automatically renewed through December 31, 2021.

Purchase obligations

In January 2013, we entered into a Manufacturing Services Agreement, or the Services Agreement, with Patheon relating to the manufacture of sufentanil sublingual tablets, for use with Zalviso. On August 22, 2017, we amended the Services Agreement with Patheon effective as of August 4, 2017, or the Amended Services Agreement, to include the manufacture of sufentanil sublingual tablets for use with DSUVIA.

Under the terms of the Amended Services Agreement, we have agreed to purchase, subject to Patheon’s continued material compliance with the terms of the Amended Services Agreement, at least eighty percent (80%) of our sufentanil sublingual tablet requirements for Zalviso in the United States, Canada and Mexico from Patheon. Also, under the terms of the Amended Services Agreement, Patheon will manufacture, supply, and provide certain validation and stability services for DSUVIA intended for marketing and sale in the United States, Canada and Mexico, and their respective territories, the European Union, Switzerland, Liechtenstein, Norway, Iceland and Australia. The term of the Amended Services Agreement has been extended until December 31, 2021 and will automatically renew thereafter for periods of two years, unless terminated by either party upon eighteen months’ prior written notice.

Long-term debt

Loan Agreement with Oxford

On May 30, 2019, we entered into the Loan Agreement with Oxford as the Lender. Under the Loan Agreement, the Lender made a term loan to us in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019. We used approximately $8.9 million of the proceeds from the Loan to repay our outstanding obligations under the Prior Agreement. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, we received $15.9 million in net proceeds. Refer to Note 6 “Long-Term Debt” for additional information.

The interest rate is calculated at a rate equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.50%, plus (b) 6.75%. On July 27, 2017, the Financial Conduct Authority, or FCA, in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if LIBOR will be replaced with an alternative reference rate; however, we do not believe such changes would have a material adverse effect on our financing costs. Payments on the Loan are interest-only until July 1, 2020 followed by equal principal payments and monthly accrued interest payments through the scheduled maturity date of June 1, 2023. At our election, the interest-only period may be extended to July 1, 2021, if prior to June 30, 2020, we receive unrestricted net cash proceeds of at least $45.0 million from either (i) the issuance and sale of equity securities, or (ii) “up front” payments in connection with a joint venture, collaboration or other partnering transaction, both of which are on terms and conditions acceptable to the Lender. A final payment equal to 5% of the aggregate principal amount of the Loan, or EOT Fee, will be due at the earlier of the maturity date, acceleration of the Loan, or prepayment of the Loan. The Company’s obligations under the Loan Agreement are secured by a security interest in all of the assets of the Company, other than the Company’s intellectual property which is subject to a negative pledge.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, we entered into a Site Readiness Agreement, or SRA, with a potential Contract Manufacturing Organization, or CMO, in contemplation of entering into a commercial supply agreement for DSUVIA at a future date. The total obligation under the SRA is $2.0 million of which $1.5 million has been incurred as of December 31, 2019. Refer to Note 6 “Long-Term Debt” for additional information.

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

Off-Balance Sheet Arrangements

Through December 31, 2019, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our cash, cash equivalents and short-term investments as of December 31, 2019, were held in a variety of interest-bearing instruments, including obligations of commercial paper, corporate debt securities, U.S. government sponsored enterprise debt securities and money market funds. We do not have any auction rate securities on our Consolidated Balance Sheets, as they are not permitted by our investment policy. Our cash is invested in accordance with an investment policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and short-term investments have significant risk of default or illiquidity.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In an attempt to limit interest rate risk, we follow guidelines to limit the average and longest single maturity dates, place our investments with high quality issuers and follow internally developed guidelines to limit the amount of credit exposure to any one issuer. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $66.1 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate, although some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. However, because our investments are primarily short-term in duration and our holdings in commercial paper, U.S. government bonds and corporate debt securities mature prior to our expected need for liquidity, we believe that our exposure to interest rate risk is not significant and, as a consequence, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of
December 31, 2019.

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

3. Management has assessed the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting as of December 31, 2019 and has concluded that such internal control over financial reporting was effective.

OUM & Co. LLP, our independent registered public accounting firm, has attested to and issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended
December 31, 2019.

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

Stockholders and Board of Directors

AcelRx Pharmaceuticals, Inc.

Redwood City, California

Opinion on Internal Control over Financial Reporting

We have audited AcelRx Pharmaceutical, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

March 16, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from the information under the captions "Proposal No. 1: Election of Directors," "Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors" and "Executive Officers of the Registrant" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2020 Annual Meeting of Stockholders. The information required by Section 16(a) is incorporated by reference from the information under the caption "Delinquent Section 16(a) Reports" in the Proxy Statement.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the caption "Information Regarding the Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Executive Compensation—Compensation Committee Report" in the Company's Proxy Statement referred to in Item 10 above.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information under the caption "Related Person Transactions and Indemnification—Certain Relationships and Related Transactions," "Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors" and "—Information Regarding Committees of the Board of Directors" in the Company's Proxy Statement referred to in Item 10 above.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under the caption "Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm" in the Company's Proxy Statement referred to in Item 10 above.

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

(b) Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1§	Agreement and Plan of Merger among the Registrant, Tetraphase Pharmaceuticals, Inc. and Consolidation Merger Sub, Inc., dated March 15, 2020	8-K	001-35068	2.1	3/16/2020

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	2/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	1/7/2011

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

4.1	Description of Capital Stock.

4.2	Reference is made to Exhibits 3.1 through 3.3.

4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.4	Form of Warrant to Purchase Common Stock of the Registrant, dated as of May 30, 2019.	10-Q	001-35068	4.1	8/6/2019

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	1/7/2011

10.2+	2006 Stock Plan, as amended.	S-1	333-170594	10.2	11/12/2010

10.3+	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice under 2006 Stock Plan.	10-K	001-35068	10.3	3/30/2011

10.4+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	2/24/2011

10.5+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	3/30/2011

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	3/30/2011

10.7+	2011 Employee Stock Purchase Plan.	S-8	333-172409	99.6	2/24/2011

10.8	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011.	10-K	001-35068	10.9	3/23/2012

10.9	First Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated May 2, 2014	8-K	001-35068	10.1	5/7/2014

10.10	Second Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated June 14, 2017	8-K	001-35068	10.1	6/20/2017

10.11+	Amended and Restated Offer Letter between the Registrant and Larry Hamel, dated December 31, 2010.	S-1	333-170594	10.14	1/7/2011

10.12+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	1/7/2011

10.13+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	1/7/2011

10.14+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	5/8/2017

10.15+	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	7/19/2017

10.16+	Non-Employee Director Compensation Policy.

10.17+	2020 Cash Bonus Plan Summary.

10.18+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	2/9/2017

10.19#	Manufacture and Supply Agreement between the Registrant and Grünenthal GmbH, effective as of December 16, 2013.	10-K	001-35068	10.28	3/17/2014

10.20#	Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of December 16, 2013.	10-K	001-35068	10.29	3/17/2014

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.21#	First Amendment to the Manufacture and Supply Agreement between the Registrant and Grünenthal GmbH, effective as of July 17, 2015.	10-Q	001-35068	10.2	11/3/2015

10.22#	First Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of July 17, 2015.	10-Q	001-35068	10.1	11/3/2015

10.23	Second Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of September 20, 2016.	10-Q	001-35068	10.1	11/2/2016

10.24	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q	001-35068	10.1	5/8/2013

10.25	Amended and Restated Capital Expenditure Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q	001-35068	10.2	5/8/2013

10.26	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement, between the Registrant and Patheon Pharmaceuticals, Inc. effective as of January 30, 2014.	10-Q	001-35068	10.4	5/8/2014

10.27#	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of January 19, 2016.	10-Q	001-35068	10.6	5/2/2016

10.28#	Amendment #2 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of August 4, 2017.	10-Q	001-35068	10.1	11/9/2017

10.29#	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015.	10-Q	001-35068	10.6	11/3/2015

10.30#	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of the Registrant) and PDL BioPharma, Inc., dated as of September 18, 2015.	10-Q	001-35068	10.7	11/3/2015

10.31	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	6/21/2016

10.32+	Form of Performance-Based Stock Option Award under 2011 Equity Incentive Plan.	10-Q	001-35068	10.2	5/10/2018

10.33	Sublease by and between Registrant and Genomic Health, Inc. dated as of November 30, 2018.	10-K	001-35068	10.44	3/7/2019

10.34	Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 30, 2019	8-K	001-35068	10.1	6/3/2019

10.35#	Agreement between the Registrant and SpecGX, LLC, dated June 16, 2017.	10-Q	001-35068	10.1	11/7/2019

10.36	Amendment to Agreement between the Registrant and SpecGX, LLC, dated September 23, 2019.	10-Q	001-35068	10.2	11/7/2019

10.37	Form of Contingent Value Rights Agreement to be entered into between the Registrant and a rights agent for the benefit of the securityholders of Tetraphase Pharmaceuticals, Inc.	8-K	001-35068	10.1	3/16/2020

10.38§	Form of Voting Agreement between the Registrant and certain Tetraphase Pharmaceuticals, Inc. securityholders, dated March 15, 2020.	8-K	001-35068	10.2	3/16/2020

10.39§	Form of Exchange Agreement between the Registrant and a Tetraphase Pharmaceuticals, Inc. securityholder, dated March 15, 2020.	8-K	001-35068	10.3	3/16/2020

10.40§	Co-Promotion Agreement between the Registrant and Tetraphase Pharmaceuticals, Inc., dated March 15, 2020.	8-K	001-35068	10.4	3/16/2020

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

21.2	Subsidiaries of the Registrant.

23.1	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

§	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.
+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with am “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.
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

Date: March 16, 2020	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Vincent J. Angotti
Vincent J. Angotti Chief Executive Officer and Director (Principal Executive Officer)

/s/ Raffi Asadorian
Raffi Asadorian Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent J. Angotti and Raffi Asadorian, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vincent J. Angotti	Chief Executive Officer and Director	March 16, 2020
Vincent J. Angotti	(Principal Executive Officer)

/s/ Raffi Asadorian	Chief Financial Officer	March 16, 2020
Raffi Asadorian	(Principal Financial and Accounting Officer)

/s/ Adrian Adams	Chairman	March 16, 2020
Adrian Adams

/s/ Pamela P. Palmer, M.D., Ph.D.	Director	March 16, 2020
Pamela P. Palmer, M.D., Ph.D.

/s/ Mark G. Edwards	Director	March 16, 2020
Mark G. Edwards

/s/ Stephen J. Hoffman, Ph.D., M.D.	Director	March 16, 2020
Stephen J. Hoffman, Ph.D., M.D.

/s/ Richard Afable, M.D.	Director	March 16, 2020
Richard Afable, M.D.

/s/ Howard B. Rosen	Director	March 16, 2020
Howard B. Rosen

/s/ Mark Wan	Director	March 16, 2020
Mark Wan

ACELRX PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AcelRx Pharmaceuticals, Inc.

Redwood City, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AcelRx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

March 16, 2020

We have served as the Company's auditor since 2015.

AcelRx Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$14,684	$87,975
Short-term investments	51,453	17,740
Accounts receivable, net	432	49
Tax receivable	88	352
Inventories, net	3,295	854
Prepaid expenses and other current assets	1,736	1,024
Total current assets	71,688	107,994
Operating lease right-of-use assets	3,928	—
Property and equipment, net	14,552	11,483
Long-term tax receivable	263	351
Other assets	925	705
Total Assets	$91,356	$120,533
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,720	$2,070
Accrued liabilities	5,528	4,540
Long-term debt, current portion	4,630	8,611
Deferred revenue, current portion	411	315
Operating lease liabilities, current portion	970	—
Liability related to the sale of future royalties, current portion	352	392
Total current liabilities	13,611	15,928
Long-term debt, net of current portion	20,517	3,380
Deferred revenue, net of current portion	2,833	3,148
Operating lease liabilities, net of current portion	3,640	—
Liability related to the sale of future royalties, net of current portion	91,683	93,287
Other long-term liabilities	490	537
Total liabilities	132,774	116,280
Commitments and Contingencies
Stockholders’ (Deficit) Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of December 31, 2019 and 100,000,000 shares authorized as of December 31, 2018; 79,573,101 and 78,757,930 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	79	78
Additional paid-in capital	356,609	349,194
Accumulated deficit	(398,106)	(345,019)
Total stockholders’ (deficit) equity	(41,418)	4,253
Total Liabilities and Stockholders’ (Deficit) Equity	$91,356	$120,533

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Product sales	$1,830	$825	$6,673
Contract and other collaboration	459	1,326	1,322
Total revenue	2,289	2,151	7,995
Operating costs and expenses:
Cost of goods sold	6,806	3,976	10,659
Research and development	4,661	13,137	19,409
Selling, general and administrative	45,027	20,765	16,609
Total operating costs and expenses	56,494	37,878	46,677
Loss from operations	(54,205)	(35,727)	(38,682)
Other income (expense):
Interest expense	(2,535)	(2,217)	(3,316)
Interest income and other income (expense), net	2,166	1,138	510
Non-cash interest income (expense) on liability related to sale of future royalties	1,337	(10,341)	(10,721)
Total other income (expense)	968	(11,420)	(13,527)
Net loss before income taxes	(53,237)	(47,147)	(52,209)
Provision (benefit) for income taxes	3	2	(701)
Net loss	(53,240)	(47,149)	(51,508)
Other comprehensive loss:
Unrealized losses on available for sale securities	—	—	(3)
Comprehensive loss	$(53,240)	$(47,149)	$(51,511)
Net loss per share of common stock, basic and diluted	$(0.67)	$(0.81)	$(1.10)
Shares used in computing net loss per share of common stock, basic and diluted –see Note 13	79,184,266	58,408,548	46,883,535

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2016	45,333,790	$45	$240,977	$(246,362)	$3	$(5,337)
Stock-based compensation	—	—	4,294	—	—	4,294
Net proceeds from issuance of common stock in connection with equity financings	5,401,099	6	15,688	—	—	15,694
Issuance of common stock upon exercise of stock options	69,372	—	105	—	—	105
Issuance of common stock upon ESPP purchase	94,893	—	246	—	—	246
Change in unrealized gains and losses on investments	—	—	—	—	(3)	(3)
Net loss	—	—	—	(51,508)	—	(51,508)
Balance as of December 31, 2017	50,899,154	51	261,310	(297,870)	—	$(36,509)
Stock-based compensation	—	—	5,168	—	—	5,168
Net proceeds from issuance of common stock in connection with equity financings	27,364,301	27	81,498	—	—	81,525
Issuance of common stock upon exercise of stock options	135,385	—	401	—	—	401
Issuance of common stock upon exercise of warrants	176,730	—	542	—	—	542
Issuance of common stock upon ESPP purchase	182,360	—	275	—	—	275
Net loss	—	—	—	(47,149)	—	(47,149)

Balance as of December 31, 2018	78,757,930	78	349,194	(345,019)	—	4,253
Cumulative effect adjustment for adoption of ASU No. 2016-02	—	—	—	153	—	153
Stock-based compensation	—	—	5,057	—	—	5,057
Net proceeds from issuance of common stock in connection with equity financings	500,000	—	1,233	—	—	1,233
Issuance of common stock upon exercise of stock options	111,702	—	270	—	—	270
Issuance of common stock upon ESPP purchase	203,469	1	472	—	—	473
Issuance of warrants related to debt financing	—	—	383	—	—	383
Net loss	—	—	—	(53,240)	—	(53,240)
Balance as of December 31, 2019	79,573,101	$79	$356,609	$(398,106)	$—	$(41,418)

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,240)	$(47,149)	$(51,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(312)	(289)	(151)
Non-cash interest (income) expense on liability related to royalty monetization	(1,337)	10,341	10,721
Depreciation and amortization	1,668	575	1,744
Non-cash interest expense related to debt financing	712	613	1,265
Stock-based compensation	5,057	5,168	4,294
Inventory impairment charge	951	—	369
Other	(773)	(201)	(198)
Changes in operating assets and liabilities:
Accounts receivable	(383)	1,484	4,300
Inventories	(3,392)	102	920
Prepaid expenses and other assets	(465)	(850)	175
Tax receivable	352	—	(703)
Other assets	(220)	—	—
Accounts payable	(19)	458	309
Accrued liabilities	1,141	922	(1,301)
Operating lease liabilities	(701)	—	—
Deferred revenue	(219)	(362)	(361)
Deferred rent	—	113	360
Net cash used in operating activities	(51,180)	(29,075)	(29,765)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,470)	(819)	(2,405)
Purchase of investments	(100,068)	(30,558)	(7,565)
Proceeds from maturities of investments	66,975	20,500	—
Net cash used in investing activities	(36,563)	(10,877)	(9,970)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	25,000	—	—
Payment of costs in connection with refinancing of long-term debt	(190)	—	—
Payment of long-term debt	(3,470)	(7,718)	(3,514)
Extinguishment of debt	(8,864)	—	—
Payment of debt modification transaction costs	—	—	(204)
Net proceeds from issuance of common stock in connection with equity financings	1,233	81,525	15,694
Net proceeds from issuance of common stock through equity plans	743	1,218	351
Net cash provided by financing activities	14,452	75,025	12,327
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS	(73,291)	35,073	(27,408)
CASH, CASH EQUIVALENTS —Beginning of period	87,975	52,902	80,310
CASH, CASH EQUIVALENTS —End of period	$14,684	$87,975	$52,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,712	$1,667	$2,043
Income taxes (refunded) paid	$(350)	$2	$2

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payable	$—	$410	$222
Leasehold paid with note payable	$899	$—	$—
Transfer of tenant improvement allowance to sublease	$242	$—	$—
Establishment of right-of-use asset due to the adoption of ASU 2016-02	$4,730	$—	$—

See notes to consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

The Company

AcelRx Pharmaceuticals, Inc., or the Company or AcelRx, was incorporated in Delaware on July 13, 2005 as SuRx, Inc., and in January 2006, the Company changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in Redwood City, California.

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO in Europe) and Zalviso®, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In geographies where AcelRx decides not to commercialize products by itself, including for DZUVEO in Europe, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although it has not yet entered into any such arrangement. The timing of the resubmission of the Zalviso new drug application, or NDA, is dependent upon the finalization of the FDA’s new opioid approval guidelines and process. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

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

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which grants Grünenthal rights to commercialize the Zalviso PCA system, or the Product, in the 28 European Union, or EU, member states, at the time of the agreement, plus Switzerland, Liechtenstein, Iceland, Norway and Australia (collectively, the Territory) for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, (collectively, the Field). In September 2015, the EC approved the marketing authorization application, or MAA, previously submitted to the EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. On December 16, 2013, AcelRx and Grünenthal, entered into a Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company will exclusively manufacture and supply the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company and Grünenthal amended the MSA, or the Amended MSA, effective as of July 17, 2015. The Amended MSA and the Amended License Agreement are referred to as the Amended Agreements.

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

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year's presentation. In particular, the amount reported in the Consolidated Balance Sheets as restricted cash has been reclassified to other assets at December 31, 2018, the amounts reported in the Consolidated Balance Sheets as deferred rent and contingent put option liability have been reclassified to other long-term liabilities at December 31, 2018, and Zalviso product sales revenue has been reclassified to product sales from contract and other collaboration in the Consolidated Statements of Comprehensive Loss.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks.

All marketable securities are classified as available-for-sale and consist of commercial paper, U.S. government sponsored enterprise debt securities and corporate debt securities. These securities are carried at estimated fair value, which is based on quoted market prices or observable market inputs of almost identical assets, with unrealized gains and losses included in accumulated other comprehensive income (loss). The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income or expense. The cost of securities sold is based on specific identification. The Company’s investments are subject to a periodic impairment review for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. When the Company determines that the decline in fair value of an investment is below its accounting basis and this decline is other-than-temporary, it reduces the carrying value of the security it holds and records a loss in the amount of such decline.

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

Segment Information

The Company operates in a single segment, the development and commercialization of product candidates and products for the treatment of pain. The Company’s net product sales revenue relates to sales in the United States. The Company’s collaboration revenue relates to the Amended License Agreement with Grünenthal to commercialize Zalviso in the countries of the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia. The Company’s contract and other revenue relates to the U.S. Department of Defense funding that supported the development of DSUVIA in the United States.

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

DSUVIA is available in the U.S. for distribution primarily through a limited number of wholesalers and is not available in retail pharmacies. Zalviso is sold in Europe by the Company’s collaboration partner, Grünenthal. Revenue and accounts receivable are concentrated with these customers.

Accounts Receivable, net

The Company has receivables from its distributors and collaboration partner, Grünenthal. To date, the Company has not had a bad debt allowance because of the limited number of financially sound customers who have historically paid their balances timely. The need for a bad debt allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in bad debt.

The Company has not experienced any losses with respect to the collection of its accounts receivable and believes that the entire accounts receivable balance as of December 31, 2019 is collectible.

Inventories, net

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. Inventory includes the cost of the active pharmaceutical ingredients, or API, raw materials and third-party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are allocated to the appropriate cost pool and then absorbed into inventory based on the units produced or distributed, assuming normal capacity, in the applicable period. Indirect overhead costs in excess of normal capacity are recorded as period costs in the period incurred. DSUVIA was approved by the FDA in November 2018. Prior to FDA approval, all manufacturing costs for DSUVIA were expensed to research and development. Upon FDA approval, manufacturing costs for DSUVIA manufactured for commercial sale have been capitalized.

The Company's policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that used to value the inventory. Because the predetermined, contractual transfer prices the Company is receiving from Grünenthal are less than the direct costs of manufacturing, all Zalviso inventories are carried at net realizable value.

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

Contingent put option

The contingent put option associated with the Company’s Loan Agreement with Oxford is recorded as a liability. Changes in the fair value of the contingent put option are recognized as interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss. For further discussion, see Note 6 “Long-Term Debt”.

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

Revenue from Contracts with Customers

Beginning January 1, 2018, the Company has followed the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. This guidance provides a unified model to determine how revenue is recognized. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company sells its products primarily through wholesale distributors.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Product sales revenue

Revenues from product sales are recognized when distributors obtain control of the Company’s product, which occurs at a point in time, upon delivery to such distributors. These distributors subsequently resell the product to certified medically supervised healthcare settings. In addition to distribution agreements with these customers, the Company enters into arrangements with group purchasing organizations, or GPOs, and other certified medically supervised healthcare settings that provide for privately negotiated discounts with respect to the purchase of its products. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of distributor fees, GPO discounts, GPO administrative fees and returns. Variable consideration is recorded at the time product sales are recognized resulting in a reduction in product revenue. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Variable consideration is estimated using the most-likely amount method, which is the single-most likely outcome under a contract and is typically at the stated contractual rate. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method under ASC Topic 606 for relevant factors. These factors include current contractual and statutory requirements, specific known market events and trends, industry data, and/or forecasted customer buying and payment patterns. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These estimates include:

●	Distributor Fees – The Company offers contractually determined fees to its distributors.

●

GPO Discounts - The Company offers discounts to GPO members. These discounts are taken when the GPO members purchase DSUVIA from the Company’s distributors, who then charge the discount amount back to the Company.

●

GPO Administrative Fees - The Company pays administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPOs’ members.

●

Returns – The Company allows its distributors to return product for credit up to 12 months after its product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

●

Prompt Pay Discounts – The Company offers cash discounts to its distributors, generally 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

The Company believes its estimated allowance for product returns requires a high degree of judgment and is subject to change based on its limited experience and certain quantitative and qualitative factors. The Company believes its estimated allowances for distributor fees, GPO discounts and GPO administrative fees and prompt pay discounts do not require a high degree of judgment because the amounts are settled within a relatively short period of time.

Amounts accrued for product revenue allowances and related accruals are evaluated each reporting period and adjusted when trends or significant events indicate that a change in estimate is appropriate and to reflect actual experience. Product revenue-related liabilities are recorded in the Company’s Consolidated Balance Sheets as accrued liabilities, while prompt pay discounts are recorded in the Company’s Consolidated Balance Sheets as a reduction in accounts receivable. The Company will continue to assess its estimates of variable consideration as it accumulates additional historical data and will adjust these estimates accordingly. Changes in product revenue allowance estimates could materially affect the Company’s results of operations and financial position.

Contract and other collaboration revenue

The Company entered into award contracts with U.S. Department of Defense, or the DoD, to support the development of DSUVIA. These contracts provided for the reimbursement of qualified expenses for research and development activities. Revenue under these arrangements was recognized when the related qualified research expenses were incurred. The Company was entitled to reimbursement of overhead costs associated with the study costs under the DoD arrangements. The Company estimated this overhead rate by utilizing forecasted expenditures. Final reimbursable overhead expenses were dependent on direct labor and direct reimbursable expenses throughout the life of each contract, which increased or decreased based on actual expenses incurred.

The Company generates revenue from collaboration agreements. These agreements typically include payments for upfront signing or license fees, cost reimbursements for development and manufacturing services, milestone payments, product sales, and royalties on licensee’s future product sales. Product sales related revenue under these collaboration agreements is classified as product sales revenue, while other revenue generated from collaboration agreements is classified as contract and other collaboration revenue.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include delivering product to its distributors, commercialization license rights, development services, services associated with the regulatory approval process, joint steering committee services, demonstration devices, manufacturing services, material rights for discounts on manufacturing services, and product supply.

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

Transaction Price

The Company has both fixed and variable consideration. Variable consideration for product revenue is described as Net product sales in the Consolidated Statements of Comprehensive Loss. For collaboration agreements, non-refundable upfront fees and product supply selling prices are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Funding of research and development activities is considered variable until such costs are reimbursed at which point, they are considered fixed. The Company allocates the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

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

Cost of Goods Sold

Cost of goods sold for product revenue includes third party manufacturing costs, shipping and handling costs, and indirect overhead costs associated with production and distribution which are allocated to the appropriate cost pool and recognized when revenue is recognized. Indirect overhead costs in excess of normal capacity are recorded as period costs in the period incurred.

Under the Amended Agreements with Grünenthal, the Company sells Zalviso to Grünenthal at predetermined, contractual transfer prices that are less than the direct costs of manufacturing and recognizes indirect costs as period costs where they are in excess of normal capacity and not recoverable on a lower of cost or net realizable value basis. Cost of goods sold for Zalviso shipped to Grünenthal includes the inventory costs of API, third-party contract manufacturing costs, packaging and distribution costs, shipping, handling and storage costs, depreciation and costs of the employees involved with production.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $1.1 million, $0.5 million and $0.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss.

Stock-Based Compensation

Compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and restricted stock units related to the 2011 Equity Incentive Plan, or 2011 EIP, and employee share purchases related to the 2011 Employee Stock Purchase Plan, or ESPP, is based on estimated fair values at grant date. The Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and generally recognizes the fair value as stock-based compensation expense on a straight-line basis over the vesting period of the respective awards.

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The Company uses its historical option exercise experience and the volatility of its common stock as the basis for its assumptions regarding expected term and volatility. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Effective January 1, 2017, the Company adopted ASU 2016-09 and elected to recognize forfeitures when they occur using a modified retrospective approach, which did not have a material impact on its Consolidated Financial Statements.

Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties

In September 2015, the Company sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by its commercial partner, Grünenthal, pursuant to the License Agreement, as then amended, to PDL for gross proceeds of $65.0 million. The Company continues to have significant continuing involvement in the Royalty Monetization primarily due to an obligation to supply Zalviso to Grünenthal. Under the relevant accounting guidance, because of the Company’s significant continuing involvement, the Royalty Monetization is accounted for as a liability that is being amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty and milestone payments to be received by ARPI LLC and payments made to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds the Company received, are amortized as interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records interest expense, or interest income, as these estimates are updated.

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

The Company records non-cash royalty revenues and non-cash interest income (expense), net, within its Consolidated Statements of Comprehensive Loss over the term of the Royalty Monetization.

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

Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, restricted stock subject to repurchase, restricted stock units, warrants to purchase convertible preferred stock and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. For additional information regarding the net loss per share, see Note 13 “Net Loss per Share of Common Stock”.

Recently Adopted Accounting Pronouncements

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

In August 2018, the U.S. Securities and Exchange Commission, or SEC, published Release No. 33-10532, Disclosure Update and Simplification, or DUSTR, which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. Generally Accepted Accounting Principles, or GAAP, or changes in the information environment. While most of the DUSTR amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in stockholders’ (deficit) equity in the notes or as a separate statement for each period for which a statement of comprehensive loss is required to be filed. The new interim reconciliation of changes in stockholders’ (deficit) equity has been included in the Company's interim financial statements effective January 1, 2019.

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

The adoption of the new leases standard resulted in the following adjustments to the Consolidated Balance Sheets as of January 1, 2019 (in thousands):

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

Recently Issued Accounting Pronouncements

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,957	$—	$—	$1,957
Money market funds	598	—	—	598
Commercial paper	12,129	—	—	12,129
Total cash and cash equivalents	14,684	—	—	14,684

Short-term investments:
U.S. government agency securities	14,268	—	—	14,268
Commercial paper	27,131	—	—	27,131
Corporate debt securities	10,054	—	—	10,054
Total short-term investments	51,453	—	—	51,453
Total cash, cash equivalents and short-term investments	$66,137	$—	$—	$66,137

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,037	$—	$—	$2,037
Money market funds	1,436	—	—	1,436
U.S. government agency securities	10,181	—	—	10,181
Commercial paper	74,321	—	—	74,321
Total cash and cash equivalents	87,975	—	—	87,975

Short-term investments:
U.S. government agency securities	1,497	—	—	1,497
Commercial paper	16,243	—	—	16,243
Total short-term investments	17,740	—	—	17,740
Total cash, cash equivalents and short-term investments	$105,715	$—	$—	$105,715

None of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the years ended December 31, 2019 and 2018. There were no other-than-temporary impairments for these securities as of December 31, 2019 or 2018. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the years ended December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of December 31, 2019, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan Agreement with Oxford. Similarly, as of December 31, 2018, the Company held a contingent put option liability associated with the Amended and Restated Loan and Security Agreement, or the Amended Loan Agreement, or Prior Agreement, with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., together, Hercules. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of each of the contingent put option liabilities was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Consolidated Balance Sheets. Changes to the estimated fair value of these liabilities are recorded in interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$598	$598	$—	$—
U.S. government agency securities	14,268	—	14,268	—
Commercial paper	39,260	—	39,260	—
Corporate debt securities	10,054	—	10,054	—
Total assets measured at fair value	$64,180	$598	$63,582	$—
Liabilities
Contingent put option liability	$437	$—	$—	$437
Total liabilities measured at fair value	$437	$—	$—	$437

	As of December 31, 2018
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,436	$1,436	$—	$—
U.S. government agency securities	11,678	—	11,678	—
Commercial paper	90,564	—	90,564	—
Total assets measured at fair value	$103,678	$1,436	$102,242	$—
Liabilities
Contingent put option liability	$121	$—	$—	$121
Total liabilities measured at fair value	$121	$—	$—	$121

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2019 and 2018 (in thousands):

Year Ended December 31, 2019
Fair value—beginning of period	$121
Change in fair value of contingent put option associated with the Loan Agreement	437
Change in fair value of contingent put option associated with the Prior Agreement	(121)
Fair value—end of period	$437

Year Ended December 31, 2018
Fair value—beginning of period	$207
Change in fair value of contingent put option associated with Amended Loan Agreement	(86)
Fair value—end of period	$121

3. Inventories

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	As of December 31,
	2019	2018
Raw materials	$1,153	$694
Work-in-process	593	160
Finished goods	1,549	—
Inventories	$3,295	$854

During the year ended December 31, 2019, the Company recorded a write-down of inventory of approximately $1.0 million as a result of an analysis to estimate potential DSUVIA inventory that may expire before being sold. This represents initial DSUVIA batches produced for development and therefore represented shorter dated product than batches manufactured for commercial sale. During the year ended December 31, 2017, the Company recorded an inventory impairment charge of $0.4 million, primarily for Zalviso raw materials inventory on hand, plus related purchase commitments. Inventory that has been impaired is recorded in cost of goods sold in the accompanying Consolidated Statements of Comprehensive Loss.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2019	2018
Laboratory equipment	$4,389	$3,972
Leasehold improvements	4,616	4,469
Computer equipment and software	1,749	237
Construction in process	11,949	10,593
Tooling	1,109	1,109
Furniture and fixtures	292	47

	24,104	20,427
Less accumulated depreciation and amortization	(9,552)	(8,944)
Property and equipment, net	$14,552	$11,483

Depreciation and amortization expense was $0.9 million, $0.5 million and $1.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

5. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the years ended December 31, 2019, 2018 and 2017 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	December 31,
	2019	2018	2017
Product sales:
DSUVIA	$377	$—	$—
Zalviso	1,453	825	6,673
Total product sales	1,830	825	6,673
Contract and other collaboration:
DoD Contract revenue	—	838	852
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	312	289	151
Royalty revenue	104	96	50
Other revenue	43	103	269
Total revenues from contract and other collaboration	459	1,326	1,322
Total revenue	$2,289	$2,151	$7,995

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers.”

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso is sold in Europe by the Company’s collaboration partner, Grünenthal.

Contract and Other Collaboration

Amended License Agreement

Under the Amended License Agreement with Grünenthal, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of Zalviso. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL in connection with the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties”. Unless earlier terminated, the Amended License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply the Product to Grünenthal. The Amended License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

Amended MSA

Under the terms of the Amended MSA with Grünenthal, the Company will manufacture and supply the Product for use in the Field for the Territory exclusively for Grünenthal. The Product will be supplied at prices approximating the Company’s manufacturing cost, subject to certain caps, as defined in the MSA Amendment. The MSA Amendment requires the Company to use commercially reasonable efforts to enter stand-by contracts with third parties providing significant supply and manufacturing services and, under certain specified conditions, permits Grünenthal to use a third-party back-up manufacturer to manufacture the Product for Grünenthal’s commercial sale in the Territory.

The Amended Agreements entitle the Company to receive additional payments upon the achievement of certain development milestones which relate to post approval product enhancements, expanded market opportunities and manufacturing efficiencies for Zalviso and require future research, development and regulatory activities. These payments are excluded from the transaction price as they are considered payments for optional additional services that Grünenthal may elect in the future. When these services are elected, they will be considered as a new contract under ASC Topic 606 and will not impact the revenue recognition of the performance obligations identified under Amended Agreements.

The Amended Agreements also include milestone payments related to specified net sales targets, totaling $166.0 million. These payments are considered sales-based license royalties under ASC Topic 606 and will be recognized apart from the other contract consideration when the related sales occur.

The Company recognizes revenue from license rights when the customer can use and benefit from the license rights. The Company recognizes revenue from its services performance obligations over time using a cost-to-cost input method which best represents the incremental benefit that the customer receives as control is transferred.

DoD Contract

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

Contract Liability

The Company has entered into the Amended Agreements with Grünenthal related to Zalviso. At December 31, 2019, approximately $3.1 million of deferred revenue, $0.3 million of which represented the current portion, was attributable to the significant and incremental discount on Zalviso manufacturing services for Grünenthal. This deferred revenue is being recognized on a straight-line basis over the period such discount is made available to Grünenthal, which is estimated to continue through 2029.

The following table presents changes in the Company’s contract liability for the year ended December 31, 2019:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract liability:
Deferred revenue – Amended Agreements	$3,463	$—	$(315)	$3,148
Deferred revenue – Other	—	96	—	96
Deferred revenue	$3,463	$96	$(315)	$3,244

For the years ended December 31, 2019 and 2018, the Company recognized the following revenue from performance obligations satisfied (in thousands):

	Year ended December 31, 2019	Year ended December 31, 2018
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied – Amended Agreements	$315	$362
New activities in the period from performance obligations satisfied:
Performance obligations satisfied – Amended Agreements	1,181	566
Total revenue from performance obligations satisfied	$1,496	$928

6. Long-Term Debt

Prior Agreement with Hercules

On December 16, 2013, AcelRx entered into an Amended and Restated Loan and Security Agreement, or the Original Loan Agreement. with Hercules Technology II, L.P. and Hercules Capital, Inc., formerly known as Hercules Technology Growth Capital, Inc., together, the Lenders. In connection with the Original Loan Agreement, the Company issued a warrant to each Lender which, collectively, were exercisable for an aggregate of 176,730 shares of common stock and each carried an exercise price of $6.79 per share. See Note 9 “Warrants” for further description.

On March 2, 2017, the Company entered into the Amended Loan Agreement, which amended and restated the Original Loan Agreement. Pursuant to the Amended Loan Agreement, the Company borrowed the first tranche of approximately $20.5 million upon closing of the transaction on March 2, 2017, which was represented by secured term promissory notes, or the Notes. The Company used all of the proceeds from the first tranche to repay its obligations under the Original Loan Agreement, including a final payment of $1.7 million made on October 1, 2017. The interest rate was calculated at a rate equal to the greater of either (i) 9.55% plus the prime rate as reported from time to time in The Wall Street Journal minus 3.50%, and (ii) 9.55%. Payments under the Prior Agreement were interest-only until October 1, 2017 followed by equal monthly payments of principal and interest through the scheduled maturity date of March 1, 2020. In addition, the Prior Agreement required a final payment equal to 6.5% of the aggregate principal amount of $20.5 million in loans, or the End of Term Fee, owed upon full repayment of the loan. On May 30, 2019, the Company used approximately $8.9 million of the proceeds from the Loan Agreement with Oxford (described below) to repay its outstanding obligations under the Prior Agreement, including the outstanding principal plus accrued interest of $7.4 million, and the End of Term Fee of $1.3 million. The Company accounted for the termination of the Prior Agreement as a debt extinguishment and, accordingly, incurred a loss of approximately $0.2 million associated with the unamortized End of Term Fee.

The Company’s obligations under the Prior Agreement were secured by a security interest in substantially all of its assets, other than its intellectual property. In addition, upon an event of default, including a change of control, Hercules had the option to accelerate repayment of the Amended Loan Agreement, including payment of any applicable prepayment charges. This option was considered a contingent put option liability, as the holder of the loan has the ability to exercise the option in the event of default, and is considered an embedded derivative, which must be valued and separately accounted for in the Company’s consolidated financial statements. As of December 31, 2018, the estimated fair value of the contingent put option liability was $0.1 million, which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. See Note 2 “Investments and Fair Value Measurement” for further description.

The accrued balance due under the Prior Agreement was $12.0 million at December 31, 2018. Interest expense related to the Prior Agreement was $0.6 million, $2.2 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019. The Company used approximately $8.9 million of the proceeds from the Loan to repay its outstanding obligations under the Prior Agreement. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, the Company received $15.9 million in net proceeds.

The interest rate is calculated at a rate equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.50%, plus (b) 6.75%. On July 27, 2017, the Financial Conduct Authority, or FCA, in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if LIBOR will be replaced with an alternative reference rate; however, the Company does not believe such changes would have a material adverse effect on its financing costs. Payments on the Loan are interest-only until July 1, 2020 followed by equal principal payments and monthly accrued interest payments through the scheduled maturity date of June 1, 2023. At the Company’s election, the interest-only period may be extended to July 1, 2021, if prior to June 30, 2020, the Company receives unrestricted net cash proceeds of at least $45.0 million from either (i) the issuance and sale of equity securities, or (ii) “up front” payments in connection with a joint venture, collaboration or other partnering transaction, both of which are on terms and conditions acceptable to the Lender. A final payment equal to 5% of the aggregate principal amount of the Loan, or EOT Fee, will be due at the earlier of the maturity date, acceleration of the Loan, or prepayment of the Loan. The Company’s obligations under the Loan Agreement are secured by a security interest in all the assets of the Company, other than the Company’s intellectual property which is subject to a negative pledge.

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

The Loan Agreement also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lender’s security interest or in the value of the collateral, a material adverse change in business, operations or the prospect of repayment, events relating to bankruptcy or insolvency. The Loan also contains a cross default provision, under which if a third party (under any agreement) has the right to accelerate indebtedness greater than $250,000, the Loan would also be considered in default. In addition, the Loan defines events which negatively impact government approvals, judgements in excess of $500,000 and the delisting of the Company’s shares of common stock on the Nasdaq Global Market, or Nasdaq, as events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Acceleration would result in the payment of any applicable prepayment charges and application of the default interest rate to the outstanding balance until payment is made if full. The Company bifurcated a compound derivative liability related to a contingent interest feature and acceleration upon default provision (contingent put option) provided to the Lender. The bifurcated embedded derivative must be valued and separately accounted for in the Company’s consolidated financial statements. The contingent put option liability is classified as a component of other long-term liabilities. As of December 31, 2019, the estimated fair value of the contingent put option liability was $0.4 million which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. See Note 2 “Investments and Fair Value Measurement” for further description.

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 176,679 shares of the Company’s common stock with a per share exercise price of $2.83, or the Warrants. The Warrants have been classified within stockholders’ (deficit) equity and accounted for as a discount to the loan by allocating the gross proceeds on a relative fair value basis. For further discussion, see Note 9 “Warrants”.

The accrued balance due under the Loan Agreement was $24.2 million at December 31, 2019. Interest expense related to the Loan Agreement was $1.9 million, $0.6 million of which represented amortization of the debt discount, for the year ended December 31, 2019.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with a potential Contract Manufacturing Organization, or CMO, in contemplation of entering into a commercial supply agreement for its product DSUVIA® at a future date. Under the SRA, the Company is building out a suite within the CMO’s production facility. If additional equipment and facility modifications are required to meet the Company’s Product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four annual installments of $0.5 million through July 2022. The total obligation under the SRA is $2.0 million of which $1.5 million has been incurred as of December 31, 2019. The effective interest rate related to the payments at December 31, 2019 was 13.61%.

The following table summarizes the balance of the future payments at December 31, 2019 (in thousands):

As of December 31,
2019
Present value of the face amount of $1.0 million	$899
Less: current portion	463
Long-term debt, net of current portion	$436

Future Payments on Long-Term Debt

The following table summarizes the outstanding future payments associated with the Company’s long-term debt as of December 31, 2019 (in thousands):

2020	$6,936
2021	10,429
2022	9,187
2023	5,530
Total payments	32,082
Less amount representing interest	(4,792)
Notes payable, gross	27,290
Less: Unamortized portion of EOT Fee	(978)
Less: Unamortized discount on notes payable	(1,165)
Long-term debt	25,147
Less current portion	(4,630)
Long-term debt, net of current portion	$20,517

7. Leases

Office Lease

The Company leases office and laboratory space for its corporate headquarters, located at 351 Galveston Drive, Redwood City, California. In June 2017, the Company renegotiated the Lease with its Landlord, or the New Lease. The New Lease is effective from February 1, 2018 through January 31, 2024 and contains a renewal option for a six-year extension after the current expiration date. The Company does not expect that the renewal option will be exercised and has therefore excluded the option from the calculation of the right of use asset and lease liability. The initial monthly rent is approximately $0.1 million with annual increases of 3% commencing on February 1st. The lease includes non-lease components (i.e. property management costs) that are paid separately from rent based on actual costs incurred and therefore were not included in the right-of-use asset and liability but are reflected as an expense in the period incurred. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term.

On January 2, 2019, the Company entered into an agreement to sublease approximately 47% of its office and laboratory space effective February 16, 2019 and expiring on January 31, 2024, or the Sublease. The initial monthly rent from the sublessee is approximately $48,000 per month with annual increases of 3% commencing on February 1, 2019. Under the Sublease agreement, the sublessee was granted early access to the facility on January 2, 2019, which is deemed the lease commencement date and rent was abated for 45 days until the effective date of the lease. The sublessee is obligated to pay its proportionate share of property management costs on a pass-through basis. The Company incurred a total of $0.4 million in initial direct costs in entering the sublease, of which approximately $0.2 million is related to the tenant improvement allowance transferred to the sublessee. Initial direct costs are being amortized over the term of the sublease.

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

The components of lease expense are presented in the following table (in thousands):

Year Ended December 31, 2019
Operating lease costs	$1,360
Sublease income	(596)
Net lease costs	$764

Other information related to the operating leases is presented in the following table (in thousands, except years and percentages):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,084
Supplemental non-cash disclosures of lease activities
Transfer of tenant improvement allowance to sublease	$242
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,730

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

December 31, 2019
Weighted-average remaining term – operating lease (in years)	4.08
Weighted-average discount rate – operating lease	11.72%

Maturities of lease liabilities as of December 31, 2019 are presented in the following table (in thousands):

Year:
2020	$1,268
2021	1,305
2022	1,345
2023	1,386
2024	116
Total future minimum lease payments	5,420
Less imputed interest	(810)
Total	$4,610

Reported as:

Operating lease liabilities	$970
Operating lease liabilities, net of current portion	3,640
Total lease liability	$4,610

Future minimum sublease payments as of December 31, 2019 are presented in the following table (in thousands):

Year:
2020	$593
2021	610
2022	629
2023	648
2024	54
Total future minimum sublease payments	$2,534

The rent receivable balance is reported in the Consolidated Balance Sheets as follows (in thousands):

Reported as:

Prepaid expenses and other current assets	$78
Other assets	354
Total rent receivable	$432

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

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s prior estimates or the timing of such payments is materially different than its prior estimates, the Company prospectively adjusts the amortization of the liability and the effective interest rate. During the three months ended June 30, 2019, the Company made a material revision to its estimates which resulted in an interest income rate on the Royalty Monetization liability balance at a prospective average rate of approximately 4.2%, which will be applied over the remaining term of the agreement. The change in estimate of future payments to PDL was a result of lower projected European royalties and milestones from sales of Zalviso over the life of the liability. The change in estimate results in interest income being recognized prospectively, over the remaining term of the agreement, as the estimated expected payments are less than the $65.0 million in gross proceeds received. The Company currently estimates that future payments to PDL over the remaining life of the arrangement will be approximately $20 million, therefore, a contingent gain of approximately $45 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization arrangement, there are significant uncertainties surrounding the amount and timing of payments and the probability of realization of the estimated contingent gain.

The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods and resulted in a decrease of $8.1 million to the net loss, or $0.10 per share of common stock, basic and diluted, for the year ended December 31, 2019. The effective interest income rate for the year ended December 31, 2019 was approximately 1.4%. During the three months ended December 31, 2018, the Company revised its estimates as a result of lower projected European royalties from sales of Zalviso over the life of the liability because the product launch was progressing more slowly than originally expected. The effective interest expense rate for the years ended December 31, 2018 and December 31, 2017 was approximately 11.6% and 13.6%, respectively.

The following table shows the activity within the liability account during the year ended December 31, 2019 (in thousands):

	Year ended December 31, 2019	Period from inception to December 31, 2019
Liability related to sale of future royalties — beginning balance	$93,679	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(307)	(684)
Non-cash interest (income) expense recognized	(1,337)	31,535
Liability related to sale of future royalties as of December 31, 2019	92,035	92,035
Less: current portion	(352)	(352)
Liability related to sale of future royalties — net of current portion	$91,683	$91,683

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

As of December 31, 2019, warrants to purchase 176,679 shares of common stock issued to the Lender and its affiliates had not been exercised and were still outstanding. These warrants expire in May 2029.

Original Loan Agreement Warrants

In connection with the Original Loan Agreement, the Company issued warrants to the Lenders which were exercisable for an aggregate of 176,730 shares of common stock with an exercise price of $6.79 per share, or the Warrants. In connection with Amendment No. 2 to the Original Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders from the previous exercise price of $6.79 per share to $3.88 per share, or the First Warrant Amendments. In connection with Amendment No. 3 to the Original Loan Agreement, the Company reduced the exercise price of the warrants already held by the Lenders from the previous exercise price of $3.88 per share to $3.07 per share, or the Second Warrant Amendments.

In December 2018, all of the outstanding warrants were exercised to purchase 176,730 shares of common stock which were issued to the Lenders.

2012 Private Placement Warrants

In connection with the Private Placement, completed in June 2012, the Company issued PIPE warrants to purchase up to 2,630,103 shares of common stock. The per share exercise price of the PIPE warrants was $3.40 which equals the closing consolidated bid price of the Company’s common stock on May 29, 2012, the effective date of the Purchase Agreement. The PIPE warrants issued in the Private Placement became exercisable six months after the issuance date and expire on the five-year anniversary of the initial exercisability date. Under the terms of the PIPE warrants, upon certain transactions, including a merger, tender offer, sale of all or substantially all of the assets of the Company or if a person or group shall become the owner of 50% of the Company’s issued and outstanding common stock, which is outside of the Company’s control, each PIPE warrant holder may elect to receive a cash payment in exchange for the warrant, in an amount determined by application of the Black-Scholes option-pricing model. Accordingly, the PIPE warrants were recorded as a liability at fair value and then marked to fair value each reporting period, with changes in estimated fair value recorded through the Consolidated Statements of Comprehensive Loss in interest income and other income (expense), net. The PIPE warrants were valued using the Black-Scholes option-pricing model, the inputs for which included exercise price of the PIPE warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the PIPE warrants.

Upon execution of the Purchase Agreement, the fair value of the PIPE warrants was estimated to be $5.8 million, which was recorded as a liability. The change in fair value for the year ended December 31, 2017, which was recorded as other income, was $0.3 million.

During the year ended December 31, 2017, 512,456 warrants expired unexercised and there are no remaining PIPE warrants outstanding.

10. Commitments and Contingencies

Litigation

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business. The Company does not have contingent liabilities established for any litigation matters.

11. Stockholders’ Equity

Common Stock

2018 Underwritten Public Offerings

On November 14, 2018, the Company completed an underwritten public offering of 14,603,173 shares of common stock, at a price of $3.15 per share to the public. The total gross proceeds from this offering were approximately $46.0 million with net proceeds to the Company of $43.1 million after deducting the underwriting discounts and commissions and other offering expenses payable by us.

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

ATM Agreement

On June 21, 2016, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock, or the Common Stock having an aggregate offering price of up to $40.0 million, or the Shares. On May 9, 2019, the Company increased the aggregate offering price of shares of the Company’s common stock which may be offered and sold under the ATM Agreement by $40.0 million, for a total of $80.0 million, or the Shares. The offering of Shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the ATM Agreement or (b) the termination of the ATM Agreement by Cantor or the Company, as permitted therein. The Company will pay Cantor a commission rate in the low single digits on the aggregate gross proceeds from each sale of Shares and have agreed to provide Cantor with customary indemnification and contribution rights. During the year ended December 31, 2019, the Company issued and sold 500,000 shares of common stock pursuant to the ATM Agreement, for which the Company received net proceeds of approximately $1.2 million, after deducting commissions, fees and expenses of $32,000. During the year ended December 31, 2018, the Company issued and sold an aggregate of 4.4 million shares of common stock pursuant to the ATM Agreement, for which the Company received net proceeds of approximately $16.8 million, after deducting commissions, fees and expenses of $0.4 million. During the year ended December 31, 2017, the Company issued and sold 5.4 million shares of common stock pursuant to the ATM Agreement, for which the Company received net proceeds of approximately $15.7 million, after deducting commissions, fees and expenses of $0.5 million.

As of December 31, 2019, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $45.3 million.

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

2011 Equity Incentive Plan

In January 2011, the Board of Directors adopted, and the Company’s stockholders approved, the 2011 Equity Incentive Plan, or 2011 Incentive Plan. As of February 10, 2011, no more awards may be granted under the 2006 Plan, although all outstanding stock options and other stock awards previously granted under the 2006 Plan will continue to remain subject to the terms of the 2006 Plan.

The initial aggregate number of shares of the Company’s common stock that were issuable pursuant to stock awards under the 2011 Incentive Plan was approximately 1.9 million shares. The number of shares of common stock reserved for issuance under the 2011 Incentive Plan automatically increased on January 1 of each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Board of Directors. The term of any option granted under the 2011 Incentive Plan is determined by the Board of Directors on the date of grant but shall not be longer than 10 years. Options under the 2011 Equity Incentive Plan generally vest over four years, and all options expire after 10 years. The Company issues new shares for settlement of vested restricted stock units and exercises of stock options. The Company does not have a policy of purchasing its shares relating to its stock-based programs.

2011 Employee Stock Purchase Plan

Additionally, in January 2011, the Board of Directors adopted, and the Company’s stockholders approved, the 2011 Employee Stock Purchase Plan, or the ESPP.

As of December 31, 2019, there were 655,420 shares available for issuance under the ESPP. In January 2020, an additional 1,591,462 shares were authorized for issuance under the 2011 Incentive Plan. The number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increased on January 1 of each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lower of (1) 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or (2) a number of shares of common stock as determined by the Board of Directors. If a purchase right granted under the ESPP terminates without having been exercised, the shares of the Company’s common stock not purchased under such purchase right will be available for issuance under the ESPP.

In the year ended December 31, 2019, there were 203,469 shares issued under the ESPP. The weighted average fair value of shares issued under the ESPP in 2019, 2018 and 2017 was $2.33, $1.51 and $2.59 per share, respectively.

12. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the ESPP as follows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Cost of goods sold	$260	$358	$324
Research and development	920	1,970	1,901
Selling, general and administrative	3,877	2,840	2,069
Total	$5,057	$5,168	$4,294

The following table summarizes restricted stock unit activity under the 2011 Incentive Plan:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2019	—	$—
Granted	1,029,085	2.53
Vested	—	—
Forfeited	(40,440)	2.54
Restricted stock units outstanding, December 31, 2019	988,645	$2.53

The following table summarizes option activity under the 2011 Incentive Plan and 2006 Plan:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2018	11,422,705	$3.64
Granted	2,058,128	2.53
Forfeited	(442,979)	2.57
Expired	(277,413)	5.31
Exercised	(111,702)	2.41
December 31, 2019	12,648,739	$3.47	6.5	$197
Vested and exercisable options—December 31, 2019	8,583,475	$3.90	5.6	$90
Vested and expected to vest—December 31, 2019	12,648,739	$3.47	6.5	$197

As of December 31, 2019, there were 1,950,652 shares available for future grant under the 2011 Incentive Plan. In January 2020, an additional 3,182,924 shares were authorized for issuance under the 2011 Incentive Plan.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2019 is summarized below:

			Options Outstanding			Options Vested and Exercisable
Exercise Prices			Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$1.68	-	$2.56	4,469,976	7.7	$2.24	2,308,859	$2.21
$2.57	-	$3.92	5,946,276	6.5	$3.13	4,081,817	$3.23
$4.08	-	$6.60	1,627,987	4.2	$5.58	1,588,299	$5.61
$8.18	-	$10.55	604,500	4.0	$10.29	604,500	$10.29
			12,648,739	6.5	$3.47	8,583,475	$3.90

The weighted average grant-date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $1.83, $1.62 and $1.91 per share, respectively. As of December 31, 2019, total stock-based compensation expense related to unvested options to be recognized in future periods was $6.4 million which is expected to be recognized over a weighted-average period of 2.4 years. The grant date fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $4.4 million, $4.9 million and $3.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $0.2 million and $40 thousand, respectively.

The Company used the following assumptions to calculate the fair value of each employee stock option:

	Year Ended December 31,
	2019			2018			2017
Expected term (in years)		6.0			5.9			5.7
Risk-free interest rate	1.5%	-	2.5%	2.5%	-	3.1%	1.82%	-	2.09%
Expected volatility		85%			83%			73%
Expected dividend rate		0%			0%			0%

13. Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, restricted stock units and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
ESPP, RSUs and stock options to purchase common stock	13,798,797	11,797,960	8,767,783
Common stock warrants	176,679	—	176,730

14. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation and employee benefits	$3,796	$3,611
Inventory and other contract manufacturing accruals	752	234
Other accrued liabilities	980	695
Total accrued liabilities	$5,528	$4,540

15. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a matching contribution of up to 4% of the related compensation. Under the vesting schedule, employees have ownership in the matching employer contributions based on the number of years of vesting service completed. Company contributions were $0.5 million for the year ended December 31, 2019 and $0.3 million for each of the years ended December 31, 2018 and 2017.

16. Income Taxes

The Company recorded a provision for income taxes of $3.0 thousand and $2.0 thousand during the years ended December 31, 2019 and 2018, respectively, and a benefit for income taxes of $0.7 million during the year ended December 31, 2017.

Net deferred tax assets as of December 31, 2019 and 2018 consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Accruals and other	$3,672	$3,263
Research credits	7,275	7,275
Net operating loss carryforward	52,361	39,082
Section 59(e) R&D expenditures	8,933	10,387
Deferred revenue	21,324	20,689
Total deferred tax assets	93,565	80,696
Valuation allowance	(93,565)	(80,696)
Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax at statutory federal rate	$(11,180)	$(9,901)	$(17,751)
State tax—net of federal benefit	(2,538)	(792)	350
General business credits	—	(500)	(316)
Stock options	800	1,048	42
Other	7	295	(19)
Change in valuation allowance	12,914	9,852	(17,110)
Tax reform – tax rate change	—	—	34,103
Provision (benefit) for income taxes	$3	$2	$(701)

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $12.9 million and $9.9 million, and decreased by $17.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the Company had federal net operating loss carryforwards of $212.4 million, of which $114.9 million federal net operating losses generated before January 1, 2018 will begin to expire in 2029. Federal net operating losses of $97.5 million generated in 2019 and 2018 will carryforward indefinitely but are subject to the 80% taxable income limitation. As of December 31, 2019, the Company had state net operating loss carryforwards of $113.5 million, which begin to expire in 2028.

As of December 31, 2017, the Company had a federal alternative minimum tax credit carryover of $0.7 million which was refundable under the tax reform enacted on December 22, 2017, $0.3 million of which was received during the year ended December 31, 2019, $0.1 million of which is now classified as Tax receivable on the Company’s balance sheet and $0.3 million of which is classified as a Long-term tax receivable.

As of December 31, 2019, the Company had federal research credit carryovers of $6.5 million, which begin to expire in 2026. As of December 31, 2019, the Company had state research credit carryovers of $4.0 million, which will carryforward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research credits, to offset its post-change income may be limited. Based on an analysis performed by the Company as of December 31, 2013, it was determined that two ownership changes have occurred since inception of the Company. The first ownership change occurred in 2006 at the time of the Series A financing and, as a result of the change, $1.4 million in federal and state net operating loss carryforwards will expire unutilized. In addition, $26 thousand in federal and state research and development credits will expire unutilized. The second ownership change occurred in July 2013 at the time of the underwritten public offering; however, the Company believes the resulting annual imposed limitation on use of pre-change tax attributes is sufficiently high that the limit itself will not result in unutilized pre-change tax attributes.

 Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized benefit—beginning of period	$2,635	$2,365	$2,162
Gross increases—prior period tax positions	—	57	—
Gross increases—current period tax positions	—	213	203
Unrecognized benefit—end of period	$2,635	$2,635	$2,365

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

There were no accrued interest or penalties related to unrecognized tax benefits in the years ended December 31, 2019, 2018 and 2017. The Company files income tax returns in the United States, California, and other states. The tax years 2005 through 2014, and 2016 through 2019, remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

17. Subsequent Event

Merger Agreement

On March 15, 2020, the Company entered into the Agreement and Plan of Merger with Tetraphase Pharmaceuticals, Inc., or Tetraphase, and Consolidated Merger Sub, Inc., a Delaware corporation and indirect wholly owned subsidiary of the Company, or Merger Sub. Pursuant to the merger agreement, (i) each share of Tetraphase common stock issued and outstanding immediately prior to the effective time of the merger will automatically be converted into the right to receive 0.6303 shares of the Company’s common stock, subject to certain adjustments pursuant to the terms of the merger agreement, and a contingent value right, or CVR, that could provide up to an additional aggregate $12.5 million to Tetraphase stockholders upon the achievement of net sales of XERAVA™ of $20 million, $35 million and $55 million within the applicable timeframes, and as soon as year-end 2021; and (ii) Merger Sub will merge with and into Tetraphase, with Tetraphase continuing as the surviving entity and a wholly owned subsidiary of the Company. The merger agreement has been approved by the board of directors of the Company and Tetraphase. The closing of the merger is expected in the second quarter of 2020 subject to customary closing conditions, including, among others, (i) the adoption of the Agreement and Plan of Merger by a majority of the stockholders of Tetraphase; (ii) the absence of (A) any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction enjoining or otherwise preventing the consummation of the merger or (B) any applicable law that makes consummation of the merger illegal; (iii) the absence of certain legal proceedings to which a governmental body is a party relating to the merger; (iv) subject to certain qualifications, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the merger agreement; (v) the absence of any material adverse effect on Tetraphase or the Company since the date of the merger agreement; (vi) the registration statement on Form S-4 to register the Company’s common stock to be issued in the merger being declared effective by the SEC; and (vii) a minimum Tetraphase net cash balance.

AcelRx shareholders will own approximately 85.4% of the combined company, and Tetraphase shareholders will own approximately 14.6% on a pro forma, fully diluted basis, giving effect to all dilutive securities at the time of announcement, and excluding any settlement of the CVR through issuance of AcelRx common stock.

Co-Promotion Agreement

On March 15, 2020, the Company entered into the Co-Promotion Agreement with Tetraphase to co-promote DSUVIA and Tetraphases’s XERAVA™ (eravacycline), which is FDA approved for the treatment of complicated intra-abdominal infections. Under the terms of this agreement, each company is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls for each product. Either party can terminate the agreement with 15 months written notice. In the event of a change of control, or CoC, of either party, the CoC party will be subject to meeting certain performance standards, and if these performance standards are not met, then a royalty of 10% of net sales on the CoC party’s product will be payable to the non-CoC party until the end of the agreement. The non-CoC party will also be able to solicit the employees of CoC party in the event of a change of control and have the right to terminate the agreement with one month’s written notice.

On March 16, 2020, in connection with entering into the Co-Promotion Agreement, the Company initiated a reduction in headcount, designed to eliminate the overlap with the Tetraphase commercial team to more efficiently commercialize DSUVIA in connection with the Tetraphase commercial team. The Company has eliminated 30 positions, mainly within the commercial organization. The headcount reduction will be completed in the first quarter of 2020. The Company estimates that it will incur aggregate severance and related charges of approximately $0.5 million in the first quarter of 2020. The Company expects that this headcount reduction will result in cost savings of approximately $8 million on an annualized basis. These estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction.

18. Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2019. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2019				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$265	$941	$608	$475	$343	$818	$377	$613
Operating costs and expenses	$12,583	$14,302	$14,142	$15,467	$8,612	$7,971	$9,705	$11,590
Net loss	$(13,674)	$(12,412)	$(12,731)	$(14,423)	$(11,592)	$(10,541)	$(12,458)	$(12,558)
Net loss per share (basic and diluted)	$(0.17)	$(0.16)	$(0.16)	$(0.18)	$(0.23)	$(0.20)	$(0.21)	$(0.18)