Form 10-K/A
period 2019-12-31
ACELRX PHARMACEUTICALS INC
filed 2020-04-17
CIK 1427925

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the Nasdaq Global Market, or Nasdaq, on that date, was approximately $197,006,167. The calculation excludes 1,046,120 shares of the registrant’s common stock held by current executive officers and directors that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of April 13, 2020, the number of outstanding shares of the registrant’s common stock was 80,415,751.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ACELRX PHARMACEUTICALS, INC.
2019 ANNUAL REPORT ON FORM 10-K/A

AMENDMENT NO. 1

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of AcelRx Pharmaceuticals, Inc., filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

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

All statements in this Amendment that are not historical are forward-looking statements within the meaning of Section 21E of the Exchange Act. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Form 10-K, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

The following table sets forth certain information concerning our directors as of April 13, 2020:

Name	Age	Position	Term Expires on the Annual Meeting held in the Year
Adrian Adams (1)(2)(3)	69	Chairman and Director	2021
Richard Afable, M.D. (2).	66	Director	2021
Vincent J. Angotti	52	Director and Chief Executive Officer	2022
Mark G. Edwards (1)	62	Director	2021
Stephen J. Hoffman, M.D., Ph.D. (1)(3)	66	Director	2022
Pamela P. Palmer, M.D., Ph.D.	57	Director, Chief Medical Officer and Co-Founder	2022
Howard B. Rosen	62	Director	2020
Mark Wan (2)(3)	54	Director	2020

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Our Amended and Restated Certificate of Incorporation divides our board of directors into three classes, with staggered three-year terms. The Class III directors, whose terms expire at the 2020 annual meeting, are Howard B. Rosen and Mark Wan. The Class I directors, whose terms expire at the 2021 annual meeting, are Adrian Adams, Richard Afable and Mark G. Edwards. The Class II directors, whose terms expire at the 2022 meeting are Vincent J. Angotti, Stephen J. Hoffman, M.D., Ph.D. and Pamela P. Palmer, M.D., Ph.D. Only one class of directors is elected at each annual meeting. The directors in the other classes continue to serve for the remainder of such class’ three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

The following are biographies of our directors:

Adrian Adams, age 69, has served as our Chairman since February 2013. Mr. Adams has also served as Chairman of the board of directors of Akebia Therapeutics, Inc., a publicly traded specialty pharmaceutical company, since December 2018, and as Chairman of the board of directors of Impel Neuro Pharma, Inc., a private biopharmaceutical company, since January 2020. Previously, Mr. Adams served as Chief Executive Officer of Aralez Pharmaceuticals, Inc., a specialty pharmaceutical company, after the merger between Pozen, Inc. and Tribute Pharmaceuticals Canada, Inc. in February 2016 to January 2019 and served as a member of the board of directors from February 2016 to April 2019. Prior to that, from May 2015 to January 2016, Mr. Adams served as Chief Executive Officer and a member of the board of directors of Pozen, Inc. Mr. Adams served as Chief Executive Officer and President of Auxilium Pharmaceuticals Inc., a specialty biopharmaceutical company, from December 2011 until January 2015, when it was acquired by Endo International plc. Prior to joining Auxilium, from September 2011 until November 2011, Mr. Adams served as Chairman and Chief Executive Officer of Neurologix, a company focused on development of multiple innovative gene therapy development programs. Before Neurologix, Mr. Adams served as President and Chief Executive Officer of Inspire Pharmaceuticals, Inc., where he oversaw the commercialization and development of prescription pharmaceutical products and led the company through a strategic acquisition by global pharmaceutical leader Merck & Co., Inc. in May 2011. Prior to Inspire, Mr. Adams served as President and Chief Executive Officer of Sepracor Inc. from December 2006 until February 2010, when it was acquired by Dainippon Sumitomo Pharma Co. Prior to joining Sepracor, Mr. Adams was President and Chief Executive Officer of Kos Pharmaceuticals, Inc. from 2002 until the acquisition of the company by Abbott Laboratories in December 2006. Mr. Adams graduated from the Royal Institute of Chemistry at Salford University in the U.K. Mr. Adams has extensive national and international experience and has been instrumental in launching major global brands in addition to driving successful corporate development activities encapsulating financing, product and company acquisitions, in-licensing and company M&A activities, all of which provide him with the qualifications and skills to serve as a director.

Richard Afable, M.D., age 66, has served as our director since December 2013. Dr. Afable has served as trustee of Chapman University since March 2017, of Providence St. Joseph Health since January 2018, and he is the immediate past chair of the California Hospital Association. From July 2016 through December 2017, Dr. Afable has served as Executive Vice President and Chief Executive, Southern California, for Providence St. Joseph Health. From February 2013 to July 2016, Dr. Afable served as the Chief Executive Officer of Covenant Health Network, based in Irvine, California, a non-profit healthcare delivery system formed through the affiliation of Hoag Memorial Hospital Presbyterian and St. Joseph Health System. Prior to Covenant Health Network, Dr. Afable served as the President and Chief Executive of Hoag Memorial Hospital Presbyterian from 2005 to 2013. Prior to Hoag Memorial Hospital Presbyterian, Dr. Afable served as the Chief Medical Officer of Catholic Health East from 1999 to 2005. He earned a B.S. in biology, an M.D. degree from Loyola University of Chicago, and a Master’s in Public Health from the University of Illinois at Chicago. Dr. Afable’s scientific, financial and business expertise, including his experience as an executive officer in the health care industry, provides him with the qualifications and skills to serve as a director.

Vincent J. Angotti, age 52, has served as our director and Chief Executive Officer since March 2017. From 2015 to 2016, Mr. Angotti was Chief Executive Officer and Director of XenoPort, Inc., a biopharmaceutical company that was acquired by Arbor Pharmaceuticals, LLC in 2016. Prior to that, from 2008 to 2015, Mr. Angotti held various roles at Xenoport, including Executive VP and Chief Operating Officer from 2012 to 2015, and Senior Vice President and Chief Commercialization Officer from 2008 to 2012. Prior to joining XenoPort, from 2001 to 2008, Mr. Angotti held several senior sales and marketing positions at Reliant Pharmaceuticals, Inc., a pharmaceutical company that was acquired by GlaxoSmithKline in 2007, the most recent of which was senior vice president of sales and marketing. Mr. Angotti began his career in the life sciences industry at Novartis Pharmaceuticals Corp., where he worked from 1991 until 2001 in sales and operations positions, most recently as executive director, field operations. He holds a Bachelor of Science with a concentration in business management from Cornell University and a Masters of Business Administration with honors from Columbia University. Mr. Angotti’s role as our Chief Executive Officer, his business expertise and his prior leadership roles in pharmaceutical companies provides him with the qualifications and skills to serve as a director.

Mark G. Edwards, age 62, has served as our director since September 2011. Mr. Edwards is Managing Director of Bioscience Advisors Inc., a biopharmaceutical consulting firm he founded in 2011. Since February 2017, Mr. Edwards has also served on the board of directors of Scripps Research Institute, a non-profit medical research facility. Since December 2019, Mr. Edwards has also served on the board of directors of ProLynx, LLC, a private biotech company. From July 2008 until December 2010, he was Managing Director and a Principal of Deloitte Recap LLC, a wholly-owned subsidiary of Deloitte Touche Tohmatsu, an audit and financial consulting services firm. Mr. Edwards was previously the Managing Director and founder of Recombinant Capital, Inc. (Recap), a consulting and database firm based in Walnut Creek, California, from 1988 until the sale of Recap to Deloitte in 2008. Prior to founding Recap in 1988, Mr. Edwards was Manager of Business Development at Chiron Corporation, a biotechnology company. He received his B.A. and M.B.A. degrees from Stanford University. Mr. Edwards’ financial and business expertise, including his background as a business advisor to pharmaceutical and biotechnology companies, provides him with the qualifications and skills to serve as a director.

Stephen J. Hoffman, M.D., Ph.D., age 66, has served as our director since February 2010. Dr. Hoffman served as Chief Executive Officer and Director of Aerpio Pharmaceuticals, Inc., from December 2017 to October 2019. Prior to that, Dr. Hoffman had been a Senior Advisor to PDL BioPharma, Inc. beginning in February 2014. Prior to that, he served as a managing director at Skyline Ventures, a venture capital firm, from May 2007 until February 2014. From January 2003 to March 2007, Dr. Hoffman was a general partner at TVM Capital, a venture capital firm. From 1994 to 2012, Dr. Hoffman served as President, Chief Executive Officer and a director of Allos Therapeutics, a biopharmaceutical company; and served as chairman of the board of directors from 2002 until its acquisition by Spectrum Pharmaceuticals in 2012. Dr. Hoffman currently serves on the board of directors of Dicerna Pharmaceuticals, Inc. and Palleon Pharmaceuticals, Inc. Dr. Hoffman holds a Ph.D. in chemistry from Northwestern University and an M.D. from the University of Colorado, School of Medicine. Dr. Hoffman’s scientific, financial and business expertise, including his diversified background as an executive officer and investor in public pharmaceutical companies, provides him with the qualifications and skills to serve as a director.

Pamela P. Palmer, M.D., Ph.D., age 57, has served as our director and Chief Medical Officer since she co-founded the company in July 2005. Dr. Palmer was Director of UCSF PainCARE-Center for Advanced Research and Education from 2005 to 2009, and was Medical Director of the UCSF Pain Management Center from 1999 to 2005. Dr. Palmer has previously been a consultant to Omeros Corporation, a biopharmaceutical company she co-founded in 1994. Dr. Palmer holds an M.D. from Stanford University and a Ph.D. from the Stanford Department of Neuroscience. Dr. Palmer’s extensive clinical and scientific experience in the treatment of acute and chronic pain as well as historical knowledge of our company provides her with the qualifications and skills to serve as a director.

Howard B. Rosen, age 62, served as our Chief Executive Officer from April 1, 2016 until March 5, 2017, as our interim Chief Executive Officer from April 1, 2015 until March 31, 2016, and has served as our director since 2008. Since 2008, Mr. Rosen has served as a consultant to several companies in the biotechnology industry. He has also served as a lecturer at Stanford University in Chemical Engineering since 2008 and in Management since 2011. Mr. Rosen served as interim President and Chief Executive Officer of Pearl Therapeutics, Inc., a company focused on developing treatments for chronic respiratory diseases, from June 2010 to March 2011. From 2004 to 2008, Mr. Rosen was Vice President of Commercial Strategy at Gilead Sciences, Inc., a biopharmaceutical company. Mr. Rosen was President of ALZA Corporation, a pharmaceutical and medical systems company that merged with Johnson & Johnson, a global healthcare company, in 2001, from 2003 until 2004. Prior to that, from 1994 until 2003, Mr. Rosen held various positions at ALZA Corporation. Mr. Rosen is also a member of the board of directors of Kala Pharmaceuticals, Inc., a publicly traded biotechnology company, Metera Pharmaceuticals, Inc. and Entrega, Inc., both of which are private biotechnology companies, and Hammerton, Inc., a decorative lighting company. Mr. Rosen previously served as chairman of the board of directors of Alcobra, Ltd., a public pharmaceutical company, from 2014 through 2017. Mr. Rosen holds a B.S. in Chemical Engineering from Stanford University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Stanford Graduate School of Business. Mr. Rosen’s experience in the biopharmaceutical industry, including his specific experience with commercialization of pharmaceutical products, provides him with the qualifications and skills to serve as a director.

Mark Wan, age 54, has served as our director since August 2006. Mr. Wan is a founding managing director of Causeway Media Partners, a private investment firm, which was founded in 2013. Prior to Causeway, he was a founding general partner of Three Arch Partners, a venture capital firm. Prior to co-founding Three Arch Partners in 1993, Mr. Wan was a general partner at Brentwood Associates, a private equity firm from 1987 until 1993. Mr. Wan currently serves on the board of directors of QT Vascular Ltd., a public Singapore-based medical device company. Mr. Wan holds a B.S. in Engineering from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Wan’s financial experience and extensive knowledge of our company provides him with the qualifications and skills to serve as a director.

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

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board, including the non-management directors, by sending a letter to the AcelRx Board, c/o Investor Relations, 351 Galveston Drive, Redwood City, CA 94063. Stockholders who would like their submission directed to a particular member of the Board may so specify.

Generally, stockholders who have questions or concerns regarding the Company should contact our Investor Relations representatives, The Trout Group LLC, at (646) 378-2923. However, any stockholders who wish to address questions regarding our business or affairs directly with the Board, or any individual director, should direct his or her questions in writing to the Chairman of the Board, c/o AcelRx Pharmaceuticals, Inc., 351 Galveston Drive, Redwood City, CA 94063. At the request of the Chairman of the Board, the Secretary to the Board reviews all correspondence addressed to the Chairman, organizes the correspondence, and provides it to the Chairman or to individual directors, as appropriate. Our independent directors have requested that certain items that are unrelated to the Board’s duties, such as spam, junk mail, mass mailings, solicitations, resumes, and job inquiries not be provided to directors and be discarded, as appropriate.

Certain Corporate Governance Matters

Audit Committee

The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines and approves the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors; reviews and approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s audit engagement team as required by law; reviews and approves or rejects transactions between the Company and any related persons; confers with management and the independent auditors regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review the Company’s annual audited financial statements and quarterly financial statements with management and the independent auditor, including a review of the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Form 10-K.

The Audit Committee is comprised of Messrs. Edwards and Adams and Dr. Hoffman, each of whom is a non-employee member of our Board. The Audit Committee met four times in fiscal 2019 and acted by unanimous written consent one time. The Audit Committee has adopted a written charter that is available to stockholders on the Company’s website at www.acelrx.com.

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

OUR EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers as of April 13, 2020:

Name	Age	Position
Vincent J. Angotti	52	Director, Chief Executive Officer
Raffi Asadorian	50	Chief Financial Officer
Pamela P. Palmer, M.D., Ph.D.	57	Director, Chief Medical Officer and Co-Founder
Badri Dasu	57	Chief Engineering Officer

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our compensation discussion and analysis, or CD&A, discusses the compensation of the individuals who served as our executive officers during 2019, as set forth in the summary compensation table, subsequent tables and related disclosure in this Annual Report on Form 10-K, as amended, or the Form 10-K/A. Our CD&A describes our overall executive compensation philosophy, objectives and practices, as well as the decisions and determinations made by the Compensation Committee of the Board, or Compensation Committee, regarding executive compensation for 2019. It also describes key decisions made by the Compensation Committee for 2020 prior to the filing of this Form 10-K/A.

We refer to the following individuals as “named executive officers” for 2019:

Name	Title
Vincent J. Angotti	Director and Chief Executive Officer
Raffi Asadorian	Chief Financial Officer
Pamela P. Palmer, M.D., Ph. D.	Director, Chief Medical Officer and Co-Founder
Badri Dasu	Chief Engineering Officer
Lawrence G. Hamel(1)	Former Chief Development Officer

(1) Mr. Hamel retired from the Company, effective April 3, 2020.

Executive Summary

2019 Business Highlights

During the 2019 fiscal year, we achieved the following corporate objectives and milestones:

•	Launched and began commercialization of DSUVIA® in the United States;
•

166 healthcare facilities are Risk Evaluation and Mitigation Strategy (REMS)-certified and able to purchase DSUVIA® and 148 formulary approvals have been achieved, exceeding year-end goals of 125 for each metric;

•	100% compliance with DSUVIA REMS program;
•	Adequate capitalization to continue the commercialization of DSUVIA; and
•

Manufacturing and other activities undertaken to support the commercialization of DSUVIA in the United States and the commercialization of Zalviso® by Grünenthal GmbH, or Grünenthal, in the European Union, or EU.

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

The Compensation Committee took the following actions with regards to its review and analysis of the compensation for our named executive officers:

•

Updated the prior peer group of comparable public companies for 2019, selected with the assistance of an independent compensation consultant, to inform its decision-making process and assist in ensuring that our executive compensation program is positioned to be competitive and aligned with our business objectives. In connection with this review, our Compensation Committee decided to limit increases to the base salaries of our named executive officers in 2019 to approximately 3%, except for Mr. Asadorian, our Chief Financial Officer, whose base salary was increased 7.5% in order to position his salary more competitively with the 2019 peer group.

•

The Compensation Committee revised equity compensation for our employees, including our named executive officers, to be a mix of stock options and restricted stock units (“RSUs”). The Compensation Committee determined that the use of 100% option awards is a minority practice used by approximately 30% of the Company’s peers and therefore decided to incorporate RSUs in order to better align with peer equity compensation practices. It also determined that for peer companies granting a mix of stock options and RSUs, the split is approximately 50% options and 50% RSUs. The equity grant value will be split roughly equally between stock options and RSUs, with the number of RSUs equal to 50% of the number of stock options. Stock option grants will vest over a four-year period subject to the continued service of the employee to the Company. Twenty-five percent of the shares will vest on the first anniversary of the option award, with the remaining shares vesting monthly in equal amounts over the remainder of the vesting period. RSUs will vest evenly over three years with annual cliff vesting for each of the three years.

•	Granted time-based stock options and RSUs to focus our named executive officers on our long-term performance and align their interests with those of our stockholders.
•

Established performance goals for annual incentive bonuses intended to reward achievement of key corporate goals, including milestones related to DSUVIA commercial objectives, execution of our REMS program, manufacturing and other activities to support the commercialization of DSUVIA in the United States and Zalviso in Europe, and capitalization objectives, as well as individual performance goals.

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

Our compensation philosophy and principles have led us to believe that our compensation programs should include short-term and long-term components, including cash and equity-based compensation, and should reward performance as measured against established goals. Consequently, the compensation of our executive officers generally consists of four principal elements: base salary, annual incentive bonuses, long-term equity incentives, and employee benefits. Our Compensation Committee considers the total current and potential long-term compensation of each of our executive officers in establishing each element of compensation but views each element as related but distinct. We also provide severance and other benefits following termination of employment under certain circumstances.

At our annual meeting in June 2019, we conducted an advisory vote on executive compensation, commonly referred to as a “say-on-pay” vote. At that time, approximately 64% of the votes affirmatively cast on the advisory say-on-pay proposal were voted in favor of the compensation of our named executive officers. The views expressed by the stockholders, whether through this vote or otherwise, are important to our Board and our Compensation Committee, and, accordingly, our Board and our Compensation Committee intend to consider the say-on-pay voting results from our annual meeting of stockholders in making determinations in the future regarding executive compensation arrangements. Our Board and our Compensation Committee also remain committed to engaging with shareholders and are open to feedback.

Until June 2019, we conducted an advisory vote on executive compensation every three years. In June 2019, we conducted a vote as to the frequency with which our shareholders would prefer that we conduct advisory votes on executive compensation. Our shareholders, consistent with our Board’s recommendation, indicated a preference for annual votes, and as such our next advisory vote on executive compensation will be conducted in 2021.

In 2019, we continued many of our key practices and programs that demonstrate good governance, including:

•

An emphasis on pay for performance. A significant portion of our executive officers’ total compensation is variable and at risk and tied directly to measurable performance, which aligns the interests of our executives with those of our stockholders. The following chart shows the portion of 2019 compensation of our Chief Executive Officer and other named executive officers that is “at risk”, consisting of annual performance bonus earned and equity incentives awarded, as reported in our “Summary Compensation Table”:

Reflects 2019 annual base salaries, performance bonus awards and grant date fair values of equity awards, as reported in the Summary Compensation Table. The charts do not include “All Other Compensation” as reported in the summary Compensation Table because such amounts were less than 1% for the CEO and less than 2% for the other NEOs.

•

Peer group positioning. Using a peer group selected with the assistance of an independent compensation consultant, the Compensation Committee targets alignment of the base salary, annual incentive bonuses and employee benefits elements of our executives’ compensation to be at or near the 50th percentile of our peer group, and the long-term equity incentive element of our executives’ compensation to be at or near the 75th percentile of our peer group.

•

Equity as a key component to align the interests of our executives with those of our stockholders. Our Compensation Committee continues to believe that keeping executives interests aligned with those of our stockholders through equity incentives is critical to driving toward achievement of long-term goals of both our stockholders and the company.

We also continued practices in 2019 that demonstrate good governance and careful stewardship of corporate assets, including:

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

In recommending performance goals for the current year, the Compensation Committee will recommend goals for the regulatory, commercial, manufacturing operations, and financial areas of the Company.

Role of Compensation Committee’s Independent Compensation Consultant

For 2019, the Compensation Committee engaged an independent compensation consultant, Radford, to provide the Committee with a competitive market assessment of the current compensation for the Company’s executive team. Radford did significant work for the Compensation Committee, including selecting and recommending a peer group of companies for the Compensation Committee to use for comparison purposes in evaluating our executive compensation policies and programs. After review and consultation with Radford, the Compensation Committee determined that Radford is independent and there is no conflict of interest resulting from retaining Radford. In reaching these conclusions, the Compensation Committee considered the factors set forth in Rule 10C-1 of the Exchange Act and applicable Nasdaq listing standards.

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

Also under its charter, the Compensation Committee may form and delegate authority to subcommittees as appropriate, including, but not limited to, a subcommittee composed of one or more members of the Board to grant stock awards under the Company’s equity incentive plans to persons who are not (a) “Covered Employees” under Section 162(m) of the Code; (b) individuals with respect to whom the Company wishes to comply with Section 162(m) of the Code or (c) then subject to Section 16 of the Exchange Act.

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

Role of Other Independent Board Members

With respect to our Chief Executive Officer, the Chairman of the Board carries out a detailed performance evaluation of our Chief Executive Officer which is then discussed in detail with the Compensation Committee. The Compensation Committee then reviews this with the independent members of the Board for their input and consideration. The Compensation Committee also submits to the independent Board members its recommendations for Chief Executive Officer compensation. The final compensation elements and levels for the Chief Executive Officer are then determined by the independent members of the Board.

No executive officer is present or participates directly in approving the amount of any component of his or her own compensation package.

Use of Peer Company Data

In 2019, our Compensation Committee reviewed our group of peer companies to ensure appropriateness for use in assessing the Company’s executive compensation program and to include a reference peer group composed of larger companies that provide a road map for compensation as the Company grows. The objective was to identify approximately 15 to 20 companies that were reasonably comparable to AcelRx in terms of industry, stage of development and financial characteristics to support compensation decision making. For 2019, our Compensation Committee, using information provided by Radford, established a peer group of publicly traded companies in the biopharmaceutical and biotechnology industries based on a balance of the following criteria:

●	Late stage and early commercial life science companies;

●	Market capitalization between $100 million and $750 million, based on the Company’s then-current valuation of approximately $245 million;

●	Headcount less than 125 full-time employees; and

●	Revenues less than $100 million.

As a result, our peer group for 2019 consisted of the following companies:

Adamas Pharmaceuticals, Inc.	Ardelyx, Inc.
BioDelivery Sciences International, Inc.	Cara Therapeutics, Inc.
ChemoCentryx, Inc.	Collegium Pharmaceutical, Inc.
Cytokinetics, Inc.	Dermira, Inc.
DURECT Corporation	Dynavax Technologies Corporation
Eyepoint Pharmaceuticals, Inc.	Flexion Therapeutics, Inc.
Geron Corporation	Omeros Corporation
Paratek Pharmaceuticals, Inc.	Rigel Pharmaceuticals, Inc.
Vanda Pharmaceuticals, Inc.

These peer group companies, based on available data at the time of our analysis in December 2018, had a market capitalization ranging from $147 million to $1,191 million and a median of $470 million, as compared to our market capitalization of $245 million; a range of revenue for the previous four quarters of $1 to $218 million and a median of $22 million, as compared to our revenue of $2.3 million; and a number of employees ranging from 15 to 273 with a median of 115, as compared to our 41 employees. The peer group companies may differ from us in size as we compete with many larger and more local companies for talent. Our Compensation Committee generally uses the peer group for a broad understanding of market compensation practices and our positioning within the peer group with respect to each element of our compensation program. In addition, the Compensation Committee finds the peer data useful in evaluating whether our overall executive compensation programs are providing sufficient incentive opportunities and retention components, given the competitive market that exists for talented and experienced executives. In some circumstances, our Compensation Committee targets compensation components to meet certain benchmarks, such as targeting salary to be at or near the 50th percentile of our peer group. However, our Compensation Committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not take the specific performance of our executives, the performance of the company as a whole, or other unique business circumstances into account.

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

In January 2019, our Compensation Committee reviewed base salary levels for our named executive officers against salaries for similar positions from our peer group of companies. In connection with this review, our Compensation Committee decided to limit increases to the base salaries of our named executive officers in 2019 to approximately 3% merit increases, except for Mr. Asadorian, our Chief Financial Officer, whose base salary was increased 7.5% in order to position his salary more competitively with our peer group and in recognition of his performance in 2018. Accordingly, the table below shows the increases in annual base salaries for our named executive officers between fiscal 2018 and fiscal 2019.

Name	2018 Annual Base Salary ($)	2019 Annual Base Salary ($)	Percentage Increase to Annual Base Salary
Vincent Angotti	600,000	618,000	3%
Raffi Asadorian	400,000	430,000	7.5%
Pamela P. Palmer, M.D., Ph. D.	467,750	481,800	3%
Badri Dasu	341,525	351,800	3%
Lawrence G. Hamel(1)	341,525	351,800	3%

(1) Mr. Hamel retired from the Company, effective April 3, 2020.

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

Whether or not a bonus is paid for any year and the actual amount of a bonus awarded in any year is within the discretion of our Board. The actual amount of a bonus awarded in any year may be more or less than the target amount, depending on the Board of Directors’ assessment as to whether and to what extent we have achieved our corporate objectives, and whether and to what extent an individual has achieved his or her individual objectives. Our Board also has the discretion to award bonuses, however, even if the applicable performance criteria set forth under the annual Cash Bonus Plan have not been met, or to award a bonus based on other criteria.

The Compensation Committee set target bonus percentages at or near the 50th percentile of our peer group. For 2019, the target bonus percentage was 55% of annual base salary for our Chief Executive Officer, 40% of annual base salary for our Chief Medical Officer, 40% of annual base salary for our Chief Financial Officer, and 35% of annual base salary for the remaining named executive officers, which are the same bonus target percentages that were in effect for 2018. The weighting of the corporate performance and individual performance goals for the executives was not changed. Since our Chief Executive Officer is responsible for the overall performance of the Company, his 2019 annual bonus was based solely on the Company’s overall performance in achieving corporate goals. For our other named executive officers, the cash bonus was weighted 60% on achievement of the Company’s 2019 corporate objectives and 40% on achieving his or her individual performance goals, as determined by the Chief Executive Officer, recommended by the Compensation Committee and approved by the Board.

Our 2019 corporate performance objectives, as recommended by our Compensation Committee and approved by our Board, were as follows:

•	Achieve commercial objectives for DSUVIA;

•	Execute DSUVIA REMS program;

•	Manufacture and undertake other activities to support the commercialization of DSUVIA in the United States and the commercialization of Zalviso by Grünenthal in the EU;

•	Advance Zalviso for potential approval by the United States Food and Drug Administration;

•	Maintain adequate capitalization to achieve corporate objectives;

•	Pursue potential partnering for sales of DZUVEO outside the United States;

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

The Compensation Committee does assign weightings to the goals by functional area, but, as described above, uses its discretion and judgment to determine a percentage that it believes fairly represents our achievement level for the year. In February 2020, the Compensation Committee reviewed the performance of the Company against its 2019 goals. Due to the Company’s net sales of DSUVIA, execution of the DSUVIA REMS program, maintenance of adequate capitalization, and pursuit of partnering opportunities, the Compensation Committee determined that the Company had achieved 78.5% of its 2019 corporate objectives, which was then presented and confirmed by the Board.

Also in February 2020, the Board confirmed that Mr. Asadorian and Dr. Palmer each achieved a performance level of 100%, Mr. Dasu achieved a performance level of 97.5%, and Mr. Hamel achieved a performance level of 97%, against his or her individual performance goals for 2019. In making these determinations, the Board considered the following:

●

In evaluating Mr. Asadorian’s performance, the Compensation Committee considered his attainment of certain defined individual objectives. In particular, in 2019 Mr. Asadorian led financing efforts, managed spending within the Board-approved net operating budget; developed contingency plans to address future cash requirements; supported the Company’s financial planning and analysis requirements; supported the Company’s investor relations strategy; ensured compliance with internal controls; met SEC reporting compliance requirements; and oversaw the Company’s business development efforts.

●

In evaluating Dr. Palmer’s performance, the Compensation Committee considered her attainment of certain defined individual objectives. In particular, in 2019 Dr. Palmer oversaw the DSUVIA REMS program, which achieved 100% compliance; assisted with business development efforts, including product evaluations; and completed certain abstract and poster presentations relating to the Company’s product portfolio.

●

In evaluating Mr. Dasu’s performance, the Compensation Committee considered his attainment of certain defined individual objectives. In particular, in 2019 Mr. Dasu completed certain engineering work to prepare for the commercialization of DSUVIA; to support Zalviso and DSUVIA device development and manufacturing; and to support the commercialization of Zalviso in the EU.

●

In evaluating Mr. Hamel’s performance, the Compensation Committee considered his attainment of certain defined individual objectives. In particular, in 2019 Mr. Hamel supported the effort to prepare for commercialization of DSUVIA in the United States; and completed certain pharmaceutical work in support of the continued development of commercial supplies of Zalviso in the EU.

Pursuant to the 2019 Bonus Plan, and based on the recommendations of the Compensation Committee, in February 2020, the Board awarded cash bonuses to our executives based on the confirmed attainment level of the 2019 corporate objectives and the confirmed attainment level of their respective individual performance goals for 2019. All bonus amounts were paid on February 13, 2020.

The table below provides the target bonus for each named executive officer, the level of performance achieved against the goals, and the amount of the actual bonus paid:

Name	2019 Target Bonus as a Percentage of Annual Base Salary	2019 Target Bonus($)	Level of Achievement of Corporate Goals	Level of Achievement of Individual Goals	2019 Actual Bonus Paid ($)
Vincent Angotti	55%	339,900	78.5%	N/A	266,822
Raffi Asadorian	40%	172,000	78.5%	100%	149,812
Pamela P. Palmer, M.D., Ph. D.	40%	192,720	78.5%	100%	167,853
Badri Dasu	35%	123,130	78.5%	97.5%	106,000
Lawrence G. Hamel(1)	35%	123,130	78.5%	97%	105,760

(1) Mr. Hamel retired from the Company, effective April 3, 2020.

Equity Compensation

Equity incentives represent the largest at-risk element of our executive compensation program. Our equity incentives are designed to align the interests of our executive officers with those of our stockholders by creating an incentive for our executive officers to maximize stockholder value and to remain employed with us despite a competitive labor market. In general, equity awards are granted once annually to existing employees, including our executive officers, and upon a new hire or promotion, and are subject to vesting over time, based on the individual’s continued employment. Typically, equity awards are granted to our existing executive officers at the beginning of each fiscal year, and these annual equity awards consist of stock options and, beginning in 2019, RSUs. Sometimes such annual equity awards are made at the end of a fiscal year.

In February 2019, the Compensation Committee and Board approved RSUs in addition to stock options. The equity grant value is split roughly equally between stock options and RSUs, with the number of RSUs equal to 50% of the number of stock options. Stock options shall vest as follows: one-fourth (1/4) shall vest on the one-year anniversary of the vesting commencement date, and then 1/48th of the shares shall vest on each of the 36 months thereafter, in all cases subject to the employee’s continuous service. The RSUs shall vest over three years: one-third (1/3) on each anniversary of the vesting commencement date, in all cases subject to the employee’s continuous service.

The Compensation Committee and Board introduced the grant of RSUs along with options starting in 2019 because they had determined that the use of 100% option awards is now a minority practice used by approximately 30% of the Company’s peers and therefore decided to incorporate RSUs in order to better align with peer equity compensation practices. It was also determined that for peer companies granting a mix of stock options and RSUs, the split is approximately 50% options and 50% RSUs (with the number of shares underlying RSU awards equal to 50% of the number of options granted).

In making recommendations to our Board regarding the size of long-term equity incentives to award to our named executive officers, our Compensation Committee refers to guidelines we have developed based on an executive’s position, which in turn were developed based on third party survey data of companies in our industry. Our Compensation Committee also considers the role and responsibilities of the named executive officers, competitive factors, the non-equity compensation received by the named executive officers in current and previous years, as well as the total available pool of equity to be granted in the current fiscal year and each executive’s current equity ownership in the Company and the extent to which outstanding awards are fully vested. After reviewing all of these factors, the Compensation Committee makes recommendations to our Board, who awarded our then-serving named executive officers the stock options reflected in the tables that follow this CD&A. Our Board made annual stock option grants to Mr. Angotti, Mr. Asadorian, Dr. Palmer, Mr. Dasu and Mr. Hamel in February 2019, which awards were set to be at or near the 75th percentile of our peer group. Although awards were below market in terms of value, from a percent of company perspective, equity grants in 2019 were at the 75th percentile. Our Board believes setting equity awards at or near the 75th percentile of our peer group strengthens the alignment of our named executive officers’ interests with those of our stockholders.

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

Severance Benefits

AcelRx maintains a Severance Plan (as defined below) for certain of our executive officers, under which our named executive officers are also eligible to become participants, and offer letter agreements with certain of our named executive officers, including Mr. Angotti, also include severance and change of control benefits. The terms of the severance and change of control benefits are described in more detail below in the section entitled “Potential Payments Upon Termination or Change of Control.” Given the nature of the industry in which we participate and the range of strategic initiatives that we may explore, we believe providing severance and change of control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals in a marketplace where these types of arrangements are commonly offered by our peer companies. Change of control benefits are generally structured on a “double-trigger” basis, meaning that the executive officer must experience a constructive termination or a termination without cause in connection with the change of control in order for the change of control benefits to become due, except as noted below. By establishing these severance benefits, we believe we can mitigate the distraction and loss of executive officers that may occur in connection with rumored or actual fundamental corporate changes and thereby protect stockholder interests while a transaction is under consideration or pending.

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

2020 Compensation Actions

In February 2020, the Compensation Committee and Board approved base salary, target bonuses and time-based equity awards for our continuing named executive officers that were generally consistent with past practice, however, Mr. Angotti’s target annual cash bonus as a percentage of base salary increased from 55% to 60%, which has been adjusted to be closer to the 50th percentile for chief executive officers in our peer group.

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

Clawback and Anti-Hedging Policy

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

Section 162(m) of the Code places a limit of $1 million on the amount of compensation deductible by a company in any one year with respect to compensation paid to certain of its officers, called covered employees. Compensation that qualifies as “performance-based compensation” under Section 162(m) of the Code has generally been exempt from this limitation. However, in connection with the U.S. Tax Cuts and Jobs Act enacted in December 2017, the exemption from the deduction limit under Section 162(m) of the Code for “performance-based compensation” has been repealed, such that compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. The Company is continuing to closely monitor guidance from the Internal Revenue Service regarding the application and interpretation of Section 162(m) of the Code and the proposed regulations issued thereunder, including the scope of this transition relief. To maintain flexibility in compensating our executive officers in a manner that promotes varying corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible.

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

Richard Afable, M.D., Committee Chair

Mark Wan

Adrian Adams

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to the compensation earned by our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly compensated executive officers as of December 31, 2019. We refer to these individuals as our “named executive officers” elsewhere in this report.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Vincent J. Angotti	2019	618,000	—	502,000	727,030	266,822	11,200	2,125,052
Chief Executive Officer	2018	600,000	—	—	797,845	330,000	11,000	1,738,845
	2017	493,461	—	—	1,687,122	164,340	9,000	2,353,923

Raffi Asadorian	2019	430,000	—	172,563	249,917	149,812	11,200	1,013,492
Chief Financial Officer	2018	400,000	—	—	336,235	160,000	11,000	907,235
	2017	150,000	—	—	420,087	34,200	2,000	606,287

Pamela P. Palmer, M.D., Ph.D.	2019	481,800	—	172,563	249,917	167,853	11,200	1,083,333
Chief Medical Officer	2018	467,750	—	—	394,364	190,842	11,000	1,063,956
	2017	467,750	—	—	253,347	142,196	10,800	874,093

Badri Dasu	2019	351,800	—	125,500	181,758	106,000	11,200	776,258
Chief Engineering Officer	2018	341,525	—	—	262,149	119,534	11,000	734,208
	2017	341,525	—	—	152,008	90,846	10,800	595,179

Lawrence G. Hamel(5)	2019	351,800	—	125,500	181,758	105,760	11,200	776,018
Former Chief Development	2018	341,525	—	—	216,558	119,534	11,000	688,617
Officer	2017	341,525	—	—	152,008	90,846	10,800	595,179

(1)

The dollar amounts in this column represent the aggregate grant date fair value of the RSUs granted during the fiscal year, as computed in accordance with ASC 718, not including any estimates of forfeitures. For a discussion of valuation assumptions, see Note 1 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation” included in the Original Form 10-K. These amounts do not necessarily correspond to the actual economic value that may be received by the named executive officers.

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

(3)	The dollar amounts in 2019 reflect the incentive bonuses awarded to the named executive officers under the Company’s 2019 Cash Bonus Plan and which were paid in February 2020.
(4)	Reflects matching contributions made by AcelRx under its 401(k) Plan on behalf of each named executive officer.
(5)	Mr. Hamel retired from the Company, effective April 3, 2020.

In February 2017, we entered into an offer letter agreement with Mr. Angotti, which provided for an initial annual base salary of $600,000 with an annual cash bonus targeted at 55% of Mr. Angotti’s base salary. As of the date of this Form 10-K/A, Mr. Angotti’s annual base salary is $636,540 and Mr. Angotti is eligible for an annual target bonus of up to 60% of his annual base salary.

In July 2017, we entered into an offer letter agreement with Mr. Asadorian, which provided for an initial annual base salary of $400,000 with an annual cash bonus targeted at 30% of Mr. Asadorian’s base salary. As of the date of this Form 10-K/A, Mr. Asadorian’s annual base salary is $442,900 and Mr. Asadorian is eligible for an annual target bonus of up to 40% of his annual base salary.

In December 2010, we entered into an offer letter agreement with Dr. Palmer, which provided for an initial annual base salary of $375,000. As of the date of this Form 10-K/A, Dr. Palmer’s annual base salary is $496,236 and Dr. Palmer is eligible for an annual target bonus of up to 40% of her annual base salary.

In December 2010, we entered into an offer letter agreement with Mr. Dasu, which provided for an initial annual base salary of $235,000. As of the date of this Form 10-K/A, Mr. Dasu’s annual base salary is $362,324 and Mr. Dasu is eligible for an annual target bonus of up to 35% of his annual base salary.

In December 2010, we entered into an offer letter agreement with Mr. Hamel, which provided for an initial annual base salary of $275,000. Mr. Hamel retired from the Company, effective April 3, 2020.

Pay Ratio

Pursuant to the Exchange Act, we are required to calculate and disclose in this report the ratio of the total annual compensation of our Chief Executive Officer, to the median of the total annual compensation of all of our employees (excluding our Chief Executive Officer) for the last fiscal year. Based on SEC rules for this disclosure and applying the methodology described below, we have determined that our Chief Executive Officer’s total compensation for 2019 was $2,125,052, and the total compensation of our median employee for 2019 was $206,159. Accordingly, we estimate the ratio of our Chief Executive Officer’s total compensation for 2019 to the median of the total compensation of all of our employees (excluding our Chief Executive Officer) for 2019 to be 10.3 to 1 (such ratio, the “Chief Executive Officer Pay Ratio”).

We selected December 31, 2019, which is a date within the last three months of fiscal 2019, as the date we would use to identify our median employee. We identified the median employee by examining the 2019 annual base salary for all individuals, excluding our Chief Executive Officer, who were employed by us on December 31, 2019. We included all employees in this analysis. We annualized the compensation of all part-time employees and all non-temporary employees who were not employed by us for all of 2019. We did not make any cost-of-living adjustments in identifying the median employee.

Once the median employee was identified as described above, that employee’s total annual compensation for fiscal 2019 was determined using the same rules that apply to reporting the compensation of our named executive officers (including our Chief Executive Officer) in the “Total” column of the Summary Compensation Table above. The total compensation amounts included in the first paragraph of this pay-ratio disclosure were determined based on that methodology.

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

Grants of Plan Based Awards in Fiscal 2019

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2019.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards - Target($)(1)	Stock Awards: Number of Shares of Stock or Units Granted (#)(2)	Option Awards: Number of Securities Underlying Options Granted (#)(3)	Exercise Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock Awards and Option Awards ($)
Vincent J. Angotti	2/11/2019			400,000	2.51	727,030
	2/11/2019		200,000			502,000
		339,900

Raffi Asadorian	2/11/2019			137,500	2.51	249,917
	2/11/2019		68,750			172,563
		172,000

Pamela P. Palmer, M.D., Ph.D.	2/11/2019			137,500	2.51	249,917
	2/11/2019		68,750			172,563
		192,720

Badri Dasu	2/11/2019			100,000	2.51	181,758
	2/11/2019		50,000			125,500
		123,130

Lawrence G. Hamel(5)	2/11/2019			100,000	2.51	181,758
	2/11/2019		50,000			125,500
		123,130

(1)

The amounts represents the target value of a cash bonus award to each respective named executive officer in 2019 under the Annual Bonus Plan approved by the Compensation Committee. There is no minimum or maximum bonus amount under the Annual Bonus Plan. The cash bonus award amounts actually paid under the Annual Bonus Plan to the named executive officers in 2019 are shown in the Summary Compensation Table for 2019 under the heading “Non-Equity Incentive Plan Compensation” and the accompanying footnote. Please refer to “Compensation Discussion and Analysis” above for a description of the Annual Bonus Plan.

(2)	The RSUs granted to our named executive officers in 2019 vest in three equal consecutive annual installments on the first three anniversaries of the vesting commencement date.
(3)

The time-vested stock options granted to our named executive officers in 2019 are exercisable with respect to 25% of the shares starting on the one-year anniversary of the vesting commencement date, and with respect to 1/48th of the shares monthly thereafter, subject to continuous service. Each of these options expires 10 years from the date of grant.

(4)	Options are granted at an exercise price equal to the fair market value of our common stock, as determined by reference to the closing price reported by the Nasdaq Global Market on the date of grant.
(5)	Mr. Hamel retired from the Company, effective April 3, 2020.

Outstanding Equity Awards at December 31, 2019

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2019.

		Option Awards(1)					Stock Awards(2)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Vincent J. Angotti	2/11/2019						200,000	422,000
	2/11/2019			400,000	2.51	2/11/2029
	1/22/2018	167,708		182,292	2.00	1/22/2028
	3/6/2017	550,000		250,000	3.30	3/6/2027
		192,500			2.23	4/9/2028

Raffi Asadorian	2/11/2019						68,750	145,063
	2/11/2019			137,500	2.51	2/11/2029
	1/22/2018	70,677		76,823	2.00	1/22/2028
	8/16/2017	128,333		91,667	3.00	8/16/2027
		81,125			2.23	4/9/2028

Pamela P. Palmer, M.D., Ph.D.	2/11/2019						68,750	145,063
	2/11/2019			137,500	2.51	2/11/2029
	1/22/2018	82,895		90,105	2.00	1/22/2028
	2/7/2017	93,854		38,646	3.00	2/7/2027
	2/10/2016	109,157		1,343	3.40	2/10/2026
		95,150			2.23	4/9/2028
		110,000			6.60	12/2/2024
		100,000			10.34	2/4/2024
		388,137			5.31	2/5/2023
		231,911			3.39	2/7/2022
		100,000			3.45	3/2/2021
		221,000	(3)		2.56	6/15/2020

Badri Dasu	2/11/2019						50,000	105,500
	2/11/2019			100,000	2.51	2/11/2029
	1/22/2018	55,104		59,896	2.00	1/22/2028
	2/7/2017	56,312		23,188	3.00	2/7/2027
	2/10/2016	67,083		2,917	3.40	2/10/2026
		63,250			2.23	4/9/2028
		70,000			6.60	12/2/2024
		60,000			10.34	2/4/2024
		131,316			5.31	2/5/2023
		51,319			3.39	2/7/2022
		52,500			3.45	3/2/2021
		55,000	(3)		2.56	6/15/2020

Lawrence G. Hamel(4)	2/11/2019						50,000	105,500
	2/11/2019			100,000	2.51	2/11/2029
	1/22/2018	45,520		49,480	2.00	1/22/2028
	2/7/2017	56,312		23,188	3.00	2/7/2027
	2/10/2016	67,083		2,917	3.40	2/10/2026
		47,250			2.23	4/9/2028
		70,000			6.60	12/2/2024
		60,000			10.34	2/4/2024
		124,343			5.31	2/5/2023
		51,319			3.39	2/7/2022
		31,000			3.45	3/2/2021
		62,500	(3)		2.56	6/15/2020

(1)

Unless otherwise noted, all awards were granted pursuant to our 2011 Equity Incentive Plan. With the exception of the performance-based stock options granted on April 9, 2018, all stock options vest over 4 years, with 25% of the shares vesting on the one year anniversary of the vesting commencement date, and 1/48th of the shares vesting monthly thereafter, subject to continuous service. Vesting commencement dates are included for stock options that were not fully vested as of December 31, 2019. The performance-based stock options granted to our named executive officers on April 9, 2018 were exercisable as follows: 50% of the stock option award became vested and exercisable upon the Company’s achievement of commercial approval by the FDA of its NDA for DSUVIA on or before February 15, 2019, which FDA approval was received on November 2, 2018; and the remaining 50% of the award vested on the one-year anniversary of the date of such FDA approval, or November 2, 2019, subject to continuous service.

(2)	The RSUs granted to our named executive officers in 2019 vest in three equal consecutive annual installments on the first three anniversaries of the vesting commencement date.
(3)	Award granted pursuant to AcelRx’s 2006 Stock Plan.
(4)	Mr. Hamel retired from the Company, effective April 3, 2020.

Potential Payments Upon Termination or Change of Control for each Named Executive Officer

The table below reflects the amount of compensation to each of the named executive officers pursuant to each executive’s employment agreement or our Severance Plan, as applicable, in the event of termination of such executive’s employment or in the event of a change of control. The amounts shown assume that a named executive officer’s termination was effective as of December 31, 2019.

Potential Payments Upon Termination or Change of Control for each Named Executive Officer

Executive benefits and payments upon termination(1) (2) (3):	Involuntary termination not for cause or by constructive termination not in connection with a change of control($)	Involuntary termination not for cause or by constructive termination following a change of control($)
Vincent J. Angotti
Base salary	618,000	1,236,000
Non-equity incentive compensation	339,900	946,622
Medical continuation	36,357	72,713
Value of accelerated equity awards	150,278	442,052

Raffi Asadorian
Base salary	215,000	430,000
Non-equity incentive compensation	—	172,000
Medical continuation	13,151	26,302
Value of accelerated equity awards	—	153,513

Pamela P. Palmer, M.D., Ph.D.
Base salary	240,900	481,800
Non-equity incentive compensation	—	192,720
Medical continuation	10,699	21,399
Value of accelerated equity awards	—	154,974

Badri Dasu
Base salary	175,900	351,800
Non-equity incentive compensation	—	123,130
Medical continuation	18,178	36,357
Value of accelerated equity awards	—	112,089

Lawrence G. Hamel(4)
Base salary	175,900	351,800
Non-equity incentive compensation	—	123,130
Medical continuation	12,713	25,426
Value of accelerated equity awards	—	110,943

(1)

The amounts shown above reflect the benefits payable under Mr. Angotti’s employment offer letter and to our other named executive officers pursuant to our Severance Benefit Plan in place as of December 31, 2019. Please see “Benefits Upon Termination or Change in Control” in “Compensation Discussion and Analysis” above for a description of the terms of the Severance Benefit Plan as amended and restated.

(2)

The closing price of our common stock on December 31, 2019 was $2.11 per share. Accordingly, the aggregate intrinsic value represents only the value for those options in which the exercise price of the option is less than the market value of our stock on December 31, 2019. In addition, settlement of the RSUs is assumed to have occurred on December 31, 2019.

(3)	The value of accelerated equity awards includes both time-vested RSUs and options awards.
(4)	Mr. Hamel retired from the Company, effective April 3, 2020.

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

Severance Benefit Plan. In February 2017, our Board adopted an Amended and Restated Severance Benefit Plan (the “Severance Plan”), to create two tiers of severance benefits payable to participating executive officers upon an involuntary termination in connection with a change in control, depending on the executive officer’s position with AcelRx as of the change in control transaction. The Severance Plan is subject to the Employee Retirement Income Security Act of 1974 and is and intended to maintain the competitiveness and effectiveness of our total compensation packages. The Severance Plan replaces the prior change of control and severance arrangements contained in the offer letter agreements with Dr. Palmer, Mr. Dasu and Mr. Hamel.

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

Severance Benefit	C-level officers *	VP, SVP or EVP
Base Salary:	12 months	6 months
Target Bonus:	100% of target bonus opportunity	Greater of 50% of target bonus opportunity, or a prorated amount of target bonus opportunity through termination date
Reimbursement of COBRA Premiums:	Up to 12 months	Up to 6 months
Vesting Acceleration:	100% vesting and exercisability of all outstanding unvested equity awards subject to time-based vesting	Same as for C-level executive officers
Extended exercisability of stock options:	Until 6 months after termination date (or earlier expiration date of the award)	Same as for C-level executive officers

* Executive officer must elect to participate in the Severance Plan in lieu of any separate benefits in their employment offer letters

The Severance Plan also provides that in the event that an outstanding unvested time-based vesting equity award does not become an assumed award in connection with a change in control, each such outstanding equity award will become 100% vested and exercisable immediately prior to the effective date of the change in control. All severance benefits payable under the Severance Plan are subject to the execution of a waiver and release of claims in favor of AcelRx.

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

Director Compensation

Non-Employee Director Compensation

Cash Compensation Arrangements

Compensation for our non-employee directors consists of cash and equity awards. The Compensation Committee periodically reviews the compensation paid to non-employee directors for their service on the Board and its committees and recommends any changes considered appropriate to the full Board for its approval. Each member of our Board, who is not our employee, receives an annual retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for Board services, as applicable:

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

All Board and committee retainers accrue and are payable on a quarterly basis at the end of each calendar quarter of service. We reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board or committee meetings.

Equity Compensation Arrangements

Our non-employee director compensation policy has historically provided for automatic grants of stock options to our non-employee directors under our 2011 Incentive Plan. Beginning in February 2019, equity compensation for our non-employee directors consists of a mix of stock options and restricted stock unit awards (“RSUs”). The equity grant value is split approximately equally between stock options and RSUs, with the number of RSUs being equal to 50% of the number of stock options. Accordingly, upon election or appointment to our Board, a new non-employee director will receive an initial grant of a stock option to purchase 7,500 shares of our common stock, which will vest as to 1/36th of the shares subject to the option on an equal monthly basis over a three-year period, and 3,750 RSUs with vesting over three years with annual cliff vesting for each of the three years. Each non-employee director who is then serving as a director or who is elected to our Board on the date of an annual meeting will be eligible to receive a grant of a stock option to purchase 7,500 shares of our common stock, which would vest as to 1/24th of the shares subject to the option on an equal monthly basis over a two-year period, and 3,750 RSUs with vesting over two years with annual cliff vesting for each of the two years.

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

2019 Director Compensation

The following table sets forth certain summary information for the year ended December 31, 2019 with respect to the compensation of our non-employee directors. Neither Mr. Angotti nor Dr. Palmer, who are executive officers, received or receives any additional compensation for serving on our Board.

2019 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(3)	Option Awards ($)(2)(3)	Total ($)
Adrian Adams	74,250	8,213	11,791	94,254
Richard Afable, M.D.	47,500	8,213	11,791	67,504
Mark G. Edwards	55,000	8,213	11,791	75,004
Stephen J. Hoffman, M.D., Ph.D.	50,500	8,213	11,791	70,504
Howard B. Rosen	40,000	8,213	11,791	60,004
Mark Wan	49,750	8,213	11,791	69,754

(1)

The dollar amount in this column represents the grant date fair value of the RSUs granted to our non-employee directors during the fiscal year, as computed in accordance with ASC Topic 718, not including any estimates of forfeitures. For a discussion of valuation assumptions, see Note 1 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Share-Based Compensation” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020. This amount does not correspond to the actual economic value that may be received from the RSUs. As of December 31, 2019, our non-employee directors had the following outstanding RSUs: Mr. Adams - 3,750; Dr. Afable – 3,750; Mr. Edwards – 3,750; Dr. Hoffman – 3,750; Mr. Rosen – 3,750; and Mr. Wan – 3,750.

(2)

The dollar amount in this column represents the grant date fair value of the stock options granted to our non-employee directors during the fiscal year. This amount has been calculated in accordance with ASC 718 using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Note 1 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Share-Based Compensation” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2020. This amount does not necessarily correspond to the actual economic value that may be recognized from the options. As of December 31, 2019, our non-employee directors had the following number of outstanding options: Mr. Adams – 112,500; Dr. Afable – 97,500; Mr. Edwards – 103,959; Dr. Hoffman – 110,000; Mr. Rosen – 1,502,250; and Mr. Wan – 110,000.

(3)

On June 25, 2019, the date of our 2019 annual meeting of stockholders, each of the non-employee directors was granted 3,750 RSUs and an option to purchase 7,500 shares of our common stock. The shares subject to these stock options vest as to 1/24th of the shares subject to the option on an equal monthly basis over a two-year period. The RSUs vest over two years with annual cliff vesting for each of the two years.

2020 Non-Employee Director Compensation Changes

In February 2020, the Board approved the recommendations of the Compensation Committee to align our non-employee director cash compensation with the 50th percentile of our peer group and equity compensation closer to the 25th percentile of our peer group. Accordingly, each member of our Board who is not our employee will receive an annual retainer of $40,000. In addition, our non-employee directors will receive the following cash compensation for Board services, as applicable:

•	the Board Chair receives an additional annual retainer of $30,000;

•	the Audit Committee Chair receives an additional annual retainer of $20,000;

•	the Compensation Committee Chair receives an additional annual retainer of $15,000;

•	the Nominating and Corporate Governance Committee Chair receives an additional annual retainer of $10,000;

•	an Audit Committee member receives an additional annual retainer of $10,000;

•	a Compensation Committee member receives an additional annual retainer of $7,500; and

•	a Nominating and Corporate Governance Committee member receives an additional retainer of $5,000.

Beginning in February 2020, upon election or appointment to our Board, a new non-employee director will now receive an initial grant of a stock option to purchase 22,500 shares of our common stock, which will vest as to 1/36th of the shares subject to the option on an equal monthly basis over a three-year period, and 11,250 RSUs with vesting over three years with annual cliff vesting for each of the three years. Each non-employee director who is then serving as a director or who is elected to our Board on the date of an annual meeting will be eligible to receive a grant of a stock option to purchase 15,000 shares of our common stock, which would vest as to 1/12th of the shares subject to the option on an equal monthly basis over a one-year period, and 7,500 RSUs with 1/12th of the RSUs vesting on an equal monthly basis over a one-year period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of directors Dr. Afable, and Messrs. Wan and Adams. Dr. Afable serves as Chair of the Compensation Committee. None of the members of our Compensation Committee during 2019 is currently or has been, at any time since our formation, one of our officers or employees. During 2019, no executive officer served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee. None of the members of our Compensation Committee during 2019 currently has or has had any relationship or transaction with a related person requiring disclosure pursuant to Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of April 13, 2020 by: (i) all those known by us to be beneficial owners of more than five percent of our common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our current executive officers and directors as a group.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	% of Total
Stockholders Owning Greater than 5%:
BlackRock, Inc. (2)	5,612,017	7.0%

Directors and Named Executive Officers:
Adrian Adams(3)	182,812	*
Richard Afable, M.D.(4)	93,812	*
Vincent J. Angotti(5)	1,307,869	1.6%
Mark G. Edwards(6)	339,271	*
Stephen J. Hoffman, M.D., Ph.D.(7)	105,312	*
Pamela P. Palmer, M.D., Ph.D.(8)	2,106,023	2.6%
Howard B. Rosen (9)	1,494,062	1.8%
Mark Wan(10)	105,312	*
Raffi Asadorian(11)	446,145	*
Badri Dasu(12)	795,094	*
Lawrence G. Hamel(13)	755,109	*
All current executive officers and directors as a group (10 persons)(14)	6,975,712	8.1%

*	Less than 1%.
(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 80,415,751 shares outstanding on April 13, 2020, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes shares of common stock issuable pursuant to the exercise of stock options that are exercisable within 60 days of April 13, 2020. Shares issuable pursuant to the exercise of stock options that are exercisable stock options and restricted stock units vesting within 60 days of April 13, 2020, are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Based on information disclosed in a Schedule 13G filed with the SEC on February 7, 2020 by Blackrock, Inc., according to which Blackrock, Inc. beneficially owns 5,612,017 shares, with sole voting power over 5,464,925 shares and sole dispositive power over 5,612,017 shares. The registered holders of the referenced shares are funds and accounts under management by investment adviser subsidiaries of BlackRock, Inc. BlackRock, Inc. is the ultimate parent holding company of such investment adviser entities. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(3)	Includes 107,812 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(4)	Includes 92,812 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(5)	Includes 1,179,999 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(6)	Includes 99,271 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(7)	Includes 105,312 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(8)	Includes 1,613,863 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(9)	Includes 1,436,562 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(10)	Includes 105,312 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(11)	Includes 364,249 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(12)	Includes 720,051 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(13)	Mr. Hamel retired from the Company, effective April 3, 2020. Includes 671,411 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020.
(14)

Includes 5,825,243 shares issuable pursuant to stock options exercisable within 60 days of April 13, 2020. Does not include the beneficial ownership reported for Mr. Hamel because he is not a current executive officer.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (A)	Weighted-average exercise price of outstanding options, warrants and rights (2) (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) (3)(4) (C)
Equity compensation plans approved by security holders	13,637,384	$3.47	2,606,072
Equity compensation plans not approved by security holders	—	$—	—
Total	13,637,384		2,606,072

(1)

Consists of the AcelRx Pharmaceuticals, Inc. 2006 Stock Plan (the “2006 Plan”), the AcelRx Pharmaceuticals, Inc. 2011 Equity Incentive Plan, as amended (the “2011 Incentive Plan”), and the AcelRx Pharmaceuticals, Inc. 2011 Employee Stock Purchase Plan (the “ESPP”). Number of securities includes (a) 12,648,739 options with a weighted-average remaining life of 6.52 years, (b) 988,645 shares of common stock to be issued following the vesting of RSUs for which no exercise price will be paid and (c) 0 shares of common stock issued under the current ESPP purchase period.

(2)	The calculation of weighted average exercise price includes only outstanding stock options.
(3)

Consists of shares available for future issuance under the 2011 Incentive Plan, including shares that were previously available for future issuance under the 2006 Plan at the time of the execution and delivery of the underwriting agreement for our IPO, and the ESPP. As of December 31, 2019, 1,950,652 shares of common stock were available for issuance under the 2011 Incentive Plan and 655,420 shares of common stock were available for issuance under the ESPP. On February 28, 2020, 194,451 shares were purchased under the ESPP and as of April 13, 2020, up to a maximum of 346,546 shares may be purchased in the current purchase period.

(4)

The initial aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2011 Incentive Plan was 1,875,000 shares. The number of shares of our common stock reserved for issuance under the 2011 Incentive Plan will automatically increase on January 1st each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by our Board. The initial aggregate number of shares of common stock that may be issued pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates under the ESPP was 250,000 shares. The number of shares of our common stock reserved for issuance will automatically increase on January 1st each year, starting January 1, 2012 and continuing through January 1, 2020, in an amount equal to the lower of (i) 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) a number of shares of common stock as determined by our Board. The final increases in the number of shares of our common stock reserved for issuance under the 2011 Incentive Plan and the ESPP occurred on January 1, 2020 in full.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policy and Procedures for Review of Related Party Transactions

Our Audit Committee charter provides that the Audit Committee will review and oversee all related party transactions. This review will cover any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, and a related party had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related party.

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

Certain Relationships and Related Transactions

There has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any current director, executive officer, holder of more than 5% of our common stock or any immediate family member of any of the foregoing persons had or will have a direct or indirect material interest other than compensation arrangements, described under the sections entitled “Executive Compensation” and “Director Compensation,” other than with respect to the indemnification agreements described below.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and officers. These agreements provide for the indemnification of such persons for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were serving in such capacity. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. Furthermore, we have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us.

INDEPENDENCE OF THE BOARD OF DIRECTORS

Under the rules of The Nasdaq Stock Market, LLC (“Nasdaq”), “independent” directors must comprise a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent within the meaning of applicable Nasdaq rules. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that all of our directors, other than Mr. Angotti, our Chief Executive Officer, who was elected to the Board effective March 6, 2017, and Dr. Palmer, our Chief Medical Officer, qualify as “independent” directors within the meaning of the Nasdaq rules. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. Our non-employee directors have been meeting, and we anticipate that they will continue to meet, in regularly scheduled executive sessions at which only non-employee directors are present.

Item 14. Principal Accounting Fees and Services

FEES BILLED BY OUM & CO. LLP DURING FISCAL 2019 and 2018

The following table represents aggregate fees for the fiscal years ended December 31, 2019 and 2018 for professional services rendered by OUM & Co. LLP, our independent registered public accounting firm:

	Fiscal Year Ended
	2019	2018
Audit Fees	$717,006	$776,993
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$717,006	$776,993

Audit Fees: Consists of fees for professional services rendered for the audit of our financial statements and internal controls over financial reporting, review of interim financial statements and fees for assistance with registration statements filed with the SEC, comfort letters and services that are normally provided by OUM & Co. LLP in connection with statutory and regulatory filings or engagements. Fees for the 2019 audit and the 2019 quarterly reviews of financial statements were $620,000. Fees for the 2018 audit and the 2018 quarterly reviews of financial statements were $597,000.

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

PART IV

Item 15. Exhibits And Financial Statement Schedules

(b) The following exhibits are included herein or incorporated by reference:

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1§*	Agreement and Plan of Merger among the Registrant, Tetraphase Pharmaceuticals, Inc. and Consolidation Merger Sub, Inc., dated March 15, 2020.	8-K	001-35068	2.1	3/16/2020
3.1*	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	2/18/2011
3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019
3.3*	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	1/7/2011
4.1*	Description of Capital Stock.
4.2*	Reference is made to Exhibits 3.1 through 3.3.
4.3*	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011
4.4*	Form of Warrant to Purchase Common Stock of the Registrant, dated as of May 30, 2019.	10-Q	001-35068	4.1	8/6/2019
10.1+*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	1/7/2011
10.2+*	2006 Stock Plan, as amended.	S-1	333-170594	10.2	11/12/2010
10.3+*	Forms of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice under 2006 Stock Plan.	10-K	001-35068	10.3	3/30/2011
10.4+*	2011 Equity Incentive Plan.	S-8	333-172409	99.3	2/24/2011
10.5+*	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	3/30/2011
10.6+*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	3/30/2011
10.7+*	2011 Employee Stock Purchase Plan.	S-8	333-172409	99.6	2/24/2011
10.8*	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011.	10-K	001-35068	10.9	3/23/2012
10.9*	First Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated May 2, 2014.	8-K	001-35068	10.1	5/7/2014
10.10*	Second Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated June 14, 2017.	8-K	001-35068	10.1	6/20/2017
10.11+*	Amended and Restated Offer Letter between the Registrant and Larry Hamel, dated December 31, 2010.	S-1	333-170594	10.14	1/7/2011

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.12+*	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	1/7/2011
10.13+*	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	1/7/2011
10.14+*	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	5/8/2017
10.15+*	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	7/19/2017
10.16+*	Non-Employee Director Compensation Policy.
10.17+*	2020 Cash Bonus Plan Summary.
10.18+*	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	2/9/2017
10.19#*	Manufacture and Supply Agreement between the Registrant and Grünenthal GmbH, effective as of December 16, 2013.	10-K	001-35068	10.28	3/17/2014
10.20#*	Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of December 16, 2013.	10-K	001-35068	10.29	3/17/2014
10.21#*	First Amendment to the Manufacture and Supply Agreement between the Registrant and Grünenthal GmbH, effective as of July 17, 2015.	10-Q	001-35068	10.2	11/3/2015
10.22#*	First Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of July 17, 2015.	10-Q	001-35068	10.1	11/3/2015
10.23*	Second Amendment to the Collaboration and License Agreement between the Registrant and Grünenthal GmbH, effective as of September 20, 2016.	10-Q	001-35068	10.1	11/2/2016
10.24*	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.	10-Q	001-35068	10.1	5/8/2013
10.25*	Amended and Restated Capital Expenditure Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.	10-Q	001-35068	10.2	5/8/2013
10.26*	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement, between the Registrant and Patheon Pharmaceuticals, Inc. effective as of January 30, 2014.	10-Q	001-35068	10.4	5/8/2014
10.27#*	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of January 19, 2016.	10-Q	001-35068	10.6	5/2/2016
10.28#*	Amendment #2 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of August 4, 2017.	10-Q	001-35068	10.1	11/9/2017

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.29#*	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015.	10-Q	001-35068	10.6	11/3/2015
10.30#*	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of the Registrant) and PDL BioPharma, Inc., dated as of September 18, 2015.	10-Q	001-35068	10.7	11/3/2015
10.31*	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	6/21/2016
10.32+*	Form of Performance-Based Stock Option Award under 2011 Equity Incentive Plan.	10-Q	001-35068	10.2	5/10/2018
10.33*	Sublease by and between Registrant and Genomic Health, Inc. dated as of November 30, 2018.	10-K	001-35068	10.44	3/7/2019
10.34*	Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 30, 2019.	8-K	001-35068	10.1	6/3/2019
10.35#*	Agreement between the Registrant and SpecGX, LLC, dated June 16, 2017.	10-Q	001-35068	10.1	11/7/2019
10.36*	Amendment to Agreement between the Registrant and SpecGX, LLC, dated September 23, 2019.	10-Q	001-35068	10.2	11/7/2019
10.37*	Form of Contingent Value Rights Agreement to be entered into between the Registrant and a rights agent for the benefit of the securityholders of Tetraphase Pharmaceuticals, Inc.	8-K	001-35068	10.1	3/16/2020
10.38§*	Form of Voting Agreement between the Registrant and certain Tetraphase Pharmaceuticals, Inc. securityholders, dated March 15, 2020.	8-K	001-35068	10.2	3/16/2020
10.39§*	Form of Exchange Agreement between the Registrant and a Tetraphase Pharmaceuticals, Inc. securityholder, dated March 15, 2020.	8-K	001-35068	10.3	3/16/2020
10.40§*	Co-Promotion Agreement between the Registrant and Tetraphase Pharmaceuticals, Inc., dated March 15, 2020.	8-K	001-35068	10.4	3/16/2020
21.2*	Subsidiaries of the Registrant.
23.1*	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3***	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
31.4***	Certification of Principal Financial Offier pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

§	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.

+	Indicates management contract or compensatory plan.

#	Material in the exhibit marked with am “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

*	Filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2020.

**

Furnished with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2020. The certifications attached as Exhibit 32.1 shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2020	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Vincent J. Angotti
Vincent J. Angotti Chief Executive Officer and Director (Principal Executive Officer)
/s/ Raffi Asadorian
Raffi Asadorian Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vincent J. Angotti	Chief Executive Officer and Director	April 17, 2020
Vincent J. Angotti	(Principal Executive Officer)

/s/ Raffi Asadorian	Chief Financial Officer	April 17, 2020
Raffi Asadorian	(Principal Financial and Accounting Officer)

*	Chairman	April 17, 2020
Adrian Adams

*	Director	April 17, 2020
Pamela P. Palmer, M.D., Ph.D.

*	Director	April 17, 2020
Mark G. Edwards

*	Director	April 17, 2020
Stephen J. Hoffman, Ph.D., M.D.

*	Director	April 17, 2020
Richard Afable, M.D.

*	Director	April 17, 2020
Howard B. Rosen

*	Director	April 17, 2020
Mark Wan

*By	/s/ Vincent J. Angotti
Vincent J. Angotti
Attorney-in-fact