Form 10-Q
period 2020-03-31
ACELRX PHARMACEUTICALS INC
filed 2020-05-11
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

or

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

As of May 7, 2020, the number of outstanding shares of the registrant’s common stock was 80,763,751.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

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

•	legal proceedings relating to the proposed merger with Tetraphase and the outcome of such legal proceedings;

•

the inherent risks, costs and uncertainties associated with integrating the businesses in the proposed merger with Tetraphase successfully and risks of not achieving all or any of the anticipated benefits of the proposed merger with Tetraphase, or the risk that the anticipated benefits of the proposed acquisition may not be fully realized or take longer to realize than expected;

•

our estimates regarding the sufficiency of our cash resources, expenses, including those related to the consummation of the proposed acquisition, capital requirements and needs for additional financing, and our ability to obtain additional financing.

•

the uncertainties and impact arising from the worldwide COVID-19 pandemic, including restrictions on the ability of our sales force to contact and communicate with target customers and resulting delays and challenges to our commercial sales of DSUVIA;

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

•	the outcome of any potential FDA Advisory Committee meeting held for Zalviso;

•	our ability to successfully commercialize Zalviso, if approved in the United States;

•	the rate and degree of market acceptance of Zalviso, if approved in the United States;

•	our ability to obtain adequate government or third-party payer reimbursement;

•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;

•	our ability to successfully retain our key commercial, scientific, engineering, medical or management personnel and hire new personnel as needed;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers, including any supply chain impacts or work limitations resulting from shelter-in-place orders related to COVID-19;

•	the success of competing therapies that are or become available;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our liquidity and capital resources; and

•	our ability to obtain and maintain intellectual property protection for DSUVIA/DZUVEO and Zalviso.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2020 (Unaudited)	December 31, 2019(1)
Assets
Current Assets:
Cash and cash equivalents	$23,886	$14,684
Short-term investments	28,839	51,453
Accounts receivable, net	567	432
Inventories, net	3,099	3,295
Prepaid expenses and other current assets	1,654	1,824
Total current assets	58,045	71,688
Operating lease right-of-use assets	3,722	3,928
Property and equipment, net	14,670	14,552
Other assets	902	1,188
Total Assets	$77,339	$91,356
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,248	$1,720
Accrued liabilities	4,122	5,528
Long-term debt, current portion	6,611	4,630
Deferred revenue, current portion	411	411
Operating lease liabilities, current portion	1,008	970
Liability related to the sale of future royalties, current portion	321	352
Total current liabilities	15,721	13,611
Long-term debt, net of current portion	19,133	20,517
Deferred revenue, net of current portion	2,754	2,833
Operating lease liabilities, net of current portion	3,421	3,640
Liability related to the sale of future royalties, net of current portion	90,792	91,683
Other long-term liabilities	799	490
Total liabilities	132,620	132,774
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 80,415,751 and 79,573,101 shares issued and outstanding as of March 31, 2020 and December 31, 2019	80	79
Additional paid-in capital	358,670	356,609
Accumulated deficit	(414,031)	(398,106)
Total stockholders’ deficit	(55,281)	(41,418)
Total Liabilities and Stockholders’ Deficit	$77,339	$91,356

(1) The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product sales	$274	$126
Contract and other collaboration	112	139
Total revenue	386	265
Operating costs and expenses:
Cost of goods sold	1,511	1,230
Research and development	1,412	1,377
Selling, general and administrative	13,311	9,976
Total operating costs and expenses	16,234	12,583
Loss from operations	(15,848)	(12,318)
Other expense:
Interest expense	(855)	(376)
Interest income and other (expense) income, net	(65)	627
Non-cash interest income (expense) on liability related to future sale of royalties	843	(1,607)
Total other expense	(77)	(1,356)
Net loss	$(15,925)	$(13,674)
Comprehensive loss	$(15,925)	$(13,674)
Net loss per share of common stock, basic and diluted	$(0.20)	$(0.17)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 12	80,057,405	78,788,790

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	79,573,101	$79	$356,609	$(398,106)	$(41,418)
Stock-based compensation	—	—	1,146	—	1,146
Restricted stock units vested	216,399	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(86)	—	(86)
Net proceeds from issuance of common stock in connection with equity financings	431,800	1	783	—	784
Issuance of common stock upon ESPP purchase	194,451	—	218	—	218
Net loss	—	—	—	(15,925)	(15,925)
Balance as of March 31, 2020	80,415,751	$80	$358,670	$(414,031)	$(55,281)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2018	78,757,930	$78	$349,194	$(345,019)	$4,253
Cumulative effect adjustment for adoption of ASU No. 2016-02	—	—	—	153	153
Stock-based compensation	—	—	1,107	—	1,107
Issuance of common stock upon exercise of stock options	13,583	—	31	—	31
Issuance of common stock upon ESPP purchase	85,135	1	238	—	239
Net loss	—	—	—	(13,674)	(13,674)
Balance as of March 31, 2019	78,856,648	$79	$350,570	$(358,540)	$(7,891)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,925)	$(13,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(84)	(79)
Non-cash interest (income) expense on liability related to royalty monetization	(843)	1,607
Depreciation and amortization	487	328
Non-cash interest expense related to debt financing	271	99
Stock-based compensation	1,146	1,107
Other	111	(150)
Changes in operating assets and liabilities:
Accounts receivable	(135)	(172)
Inventories	88	(1,549)
Prepaid expenses and other assets	461	(1,315)
Accounts payable	1,528	1,477
Accrued liabilities	(1,209)	(809)
Operating lease liabilities	(181)	(153)
Deferred revenue	(79)	43
Net cash used in operating activities	(14,364)	(13,240)
Cash flows from investing activities:
Purchase of property and equipment	(73)	(658)
Purchase of investments	(12,757)	(3,871)
Proceeds from maturities of investments	35,480	4,900
Net cash provided by investing activities	22,650	371
Cash flows from financing activities:
Payment of long-term debt	—	(2,064)
Net proceeds from issuance of common stock in connection with equity financings	784	—
Net proceeds from issuance of common stock through equity plans	218	270
Payment of employee tax obligations related to vesting of restricted stock units	(86)	—
Net cash provided by (used in) financing activities	916	(1,794)
Net increase (decrease) in cash and cash equivalents	9,202	(14,663)
Cash and cash equivalents—Beginning of period	14,684	87,975
Cash and cash equivalents—End of period	$23,886	$73,312

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO in Europe) and Zalviso®, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although it has not yet entered into any such arrangement. The timing of the resubmission of the Zalviso new drug application, or NDA, is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

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

Proposed Acquisition of Tetraphase Pharmaceuticals, Inc.

On March 15, 2020, the Company entered into the Agreement and Plan of Merger with Tetraphase Pharmaceuticals, Inc., or Tetraphase, and Consolidated Merger Sub, Inc., a Delaware corporation and indirect wholly-owned subsidiary of the Company, or Merger Sub. Pursuant to the merger agreement, (i) each share of Tetraphase common stock issued and outstanding immediately prior to the effective time of the merger will automatically be converted into the right to receive 0.6303 shares of the Company’s common stock, subject to certain adjustments pursuant to the terms of the merger agreement, and a contingent value right, or CVR, that could provide up to an additional aggregate $12.5 million to Tetraphase stockholders upon the achievement of net sales of XERAVA™ within the applicable timeframes, and any cash payable in lieu of fractional shares; and (ii) Merger Sub will merge with and into Tetraphase, with Tetraphase continuing as the surviving entity and a wholly-owned subsidiary of the Company. The merger agreement also provides that (i) each option to purchase Tetraphase common stock, whether vested or unvested, will terminate at the closing, (ii) each unvested (a) restricted stock unit representing the right to vest in and be issued shares of Tetraphase common stock that vests in whole or in part contingent upon the attainment of one or more performance goals, or Company PRSU, and (b) each restricted stock unit representing the right to vest in and be issued shares of Tetraphase common stock that is not a Company PRSU shall vest in full and (iii) each warrant to purchase shares of Tetraphase common stock shall be treated in accordance with its terms, or as modified in any voting agreement or exchange agreement entered into with an applicable holder of such warrant. The closing of the merger is expected following the special meeting of the stockholders of Tetraphase expected to be held on June 8, 2020.

The Company estimates that, upon completion of the merger, AcelRx shareholders will own approximately 85.4% of the combined company, and Tetraphase shareholders and certain other Tetraphase equityholders will own approximately 14.6% on a fully diluted basis.

Co-Promotion Agreement

On March 15, 2020, the Company entered into the Co-Promotion Agreement with Tetraphase to co-promote DSUVIA and Tetraphases’s XERAVA™ (eravacycline), which is FDA approved for the treatment of complicated intra-abdominal infections. Under the terms of this agreement, each company is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls for each product. Either party can terminate the agreement with 15 months written notice. In the event of a change of control, or CoC, of either party, the CoC party will be subject to meeting certain performance standards, and if these performance standards are not met, then a royalty of 10% of net sales on the CoC party’s product will be payable to the non-CoC party until the end of the agreement. The non-CoC party will also be able to solicit the employees of the CoC party in the event of a change of control and have the right to terminate the agreement with one month’s written notice. There were no material revenues or expenses related to the Co-Promotion Agreement in the three months ended March 31, 2020.

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

Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet as of December 31, 2019, was derived from the Company’s audited financial statements as of December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Restructuring Costs

The Company's restructuring costs consist of employee termination benefit costs. Liabilities for costs associated with the cost reduction plan are recognized when the liability is incurred and are measured at fair value. One-time termination benefits are expensed at the date the Company notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period.

On March 16, 2020, in connection with entering into the Co-Promotion Agreement, the Company initiated a reduction in headcount, designed to eliminate the overlap with the Tetraphase commercial team in order to more efficiently commercialize DSUVIA alongside the Tetraphase commercial team and reduce operating expenses. The Company eliminated 30 positions, primarily within the commercial organization. For the three months ended March 31, 2020, the Company incurred $0.5 million in employee termination benefits related to this restructuring, $0.2 million of which remained unpaid at March 31, 2020.

The headcount reduction was completed in the first quarter of 2020. No additional expenses are anticipated in connection with this cost reduction plan.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2020, from those previously disclosed in its 2019 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment model in current GAAP with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption allowed beginning January 1, 2020. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses”, or ASU 2019-05, to allow entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. The new effective dates and transition align with those of ASU 2016-13. Management is currently assessing the date of adoption and the impact ASU 2016-13 and ASU 2019-05 will have on the Company, but it does not anticipate adoption of these new standards to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.

2. Investments and Fair Value Measurement

Investments

The Company classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in accumulated other comprehensive income (loss). Marketable securities which have maturities beyond one year as of the end of the reporting period are classified as non-current.

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$3,188	$—	$—	$3,188
Money market funds	16,102	—	—	16,102
Commercial paper	4,596	—	—	4,596
Total cash and cash equivalents	23,886	—	—	23,886

Short-term investments:
U.S. government agency securities	2,008	—	—	2,008
Commercial paper	25,155	—	—	25,155
Corporate debt securities	1,676	—	—	1,676
Total short-term investments	28,839	—	—	28,839
Total cash, cash equivalents and short-term investments	$52,725	$—	$—	$52,725

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,957	$—	$—	$1,957
Money market funds	598	—	—	598
Commercial paper	12,129	—	—	12,129
Total cash and cash equivalents	14,684	—	—	14,684

Short-term investments:
U.S. government agency securities	14,268	—	—	14,268
Commercial paper	27,131	—	—	27,131
Corporate debt securities	10,054	—	—	10,054
Total short-term investments	51,453	—	—	51,453
Total cash, cash equivalents and short-term investments	$66,137	$—	$—	$66,137

As of March 31, 2020 and December 31, 2019, none of the available-for-sale securities held by the Company had material unrealized losses. There were no other-than-temporary impairments for these securities at March 31, 2020 or December 31, 2019. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2020 and March 31, 2019.

As of March 31, 2020 and December 31, 2019, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of March 31, 2020, and December 31, 2019, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan Agreement with Oxford. See Note 5 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Condensed Consolidated Balance Sheets. Changes to the estimated fair value of this liability is recorded in interest income and other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2020
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$16,102	$16,102	$—	$—
U.S. government agency securities	2,008	—	2,008	—
Commercial paper	29,751	—	29,751	—
Corporate debt securities	1,676	—	1,676	—
Total assets measured at fair value	$49,537	$16,102	$33,435	$—
Liabilities
Contingent put option liability	$746	$—	$—	$746
Total liabilities measured at fair value	$746	$—	$—	$746

	As of December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$598	$598	$—	$—
U.S. government agency securities	14,268	—	14,268	—
Commercial paper	39,260	—	39,260	—
Corporate debt securities	10,054	—	10,054	—
Total assets measured at fair value	$64,180	$598	$63,582	$—
Liabilities
Contingent put option liability	$437	$—	$—	$437
Total liabilities measured at fair value	$437	$—	$—	$437

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

Three Months Ended March 31, 2020
Fair value—beginning of period	$437
Change in fair value of contingent put option associated with the Loan Agreement	309
Fair value—end of period	$746

Three Months Ended March 31, 2019
Fair value—beginning of period	$121
Change in fair value of contingent put option associated with the Prior Agreement with Hercules (see Note 5)	(23)
Fair value—end of period	$98

3. Inventories, net

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	March 31, 2020	December 31, 2019
Raw materials	$1,146	$1,153
Work-in-process	—	593
Finished goods	1,953	1,549
Total	$3,099	$3,295

During the three months ended March 31, 2020, the Company recorded an inventory impairment charge of $0.1 million, primarily related to DSUVIA inventory that may expire before being sold.

4. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2020 and 2019 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2020	2019
Product sales:
DSUVIA	$155	$47
Zalviso	119	79
Total product sales	274	126
Contract and other collaboration:
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	84	85
Royalty revenue	28	26
Other revenue	—	28
Total revenues from contract and other collaboration	112	139
Total revenue	$386	$265

For additional details on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso is sold in Europe by the Company’s collaboration partner, Grünenthal.

Contract and Other Collaboration

Amended License Agreement

Under the Amended License Agreement with Grünenthal, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of Zalviso. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL BioPharma, Inc. or PDL, in connection with the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 7 “Liability Related to Sale of Future Royalties”. Unless earlier terminated, the Amended License Agreement continues in effect until the expiration of the obligation of Grünenthal to make royalty and supply and trademark fee payments, which supply and trademark fee continues for so long as the Company continues to supply the Product to Grünenthal. The Amended License Agreement is subject to earlier termination in the event the parties mutually agree, by a party in the event of an uncured material breach by the other party, upon the bankruptcy or insolvency of either party, or by Grünenthal for convenience.

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

The Amended Agreements entitle the Company to receive up to $28.5 million in milestone payments upon the achievement of certain regulatory and product development milestones which relate to post approval product enhancements, expanded market opportunities and manufacturing efficiencies for Zalviso and require future research, development and regulatory activities. These milestone payments are excluded from the transaction price as they are considered payments for optional additional services that Grünenthal may elect in the future. When these services are elected, they will be considered as a new contract under ASC Topic 606 and will not impact the revenue recognition of the performance obligations identified under Amended Agreements.

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

Contract Liability

At March 31, 2020, approximately $3.1 million of deferred revenue, $0.3 million of which represented the current portion, was attributable to the significant and incremental discount on Zalviso manufacturing services for Grünenthal under the Amended Agreements. This deferred revenue is being recognized on a straight-line basis over the period such discount is made available to Grünenthal, which is estimated to continue through 2029.

The following table presents changes in the Company’s contract liability for the three months ended March 31, 2020 (in thousands):

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
Contract liability:
Deferred revenue – Amended Agreements	$3,148	$—	$(79)	$3,069
Deferred revenue – Other	96	—	—	96
Deferred revenue	$3,244	$—	$(79)	$3,165

For the three months ended March 31, 2020 and 2019, the Company recognized the following revenue from performance obligations satisfied (in thousands):

	Three Months Ended March 31,
	2020	2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied – Amended Agreements	$79	$79
New activities in the period from performance obligations satisfied:
Performance obligations satisfied – Amended Agreements	40	28
Total revenue from performance obligations satisfied	$119	$107

5. Long-Term Debt

Prior Agreement with Hercules

On March 2, 2017, the Company entered into an Amended and Restated Loan and Security Agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P., or Hercules, or the Prior Agreement. On May 30, 2019, the Company used approximately $8.9 million of the proceeds from the Loan Agreement with Oxford (described below) to repay its outstanding obligations under the Prior Agreement, including the outstanding principal plus accrued interest of $7.4 million, and the End of Term Fee of $1.3 million. The Company accounted for the termination of the Prior Agreement as a debt extinguishment and, accordingly, incurred a loss of approximately $0.2 million associated with the unamortized End of Term Fee.

Interest expense related to the Prior Agreement was $0.4 million, $0.1 million of which represented amortization of the debt discount, for the three months ended March 31, 2019.

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford Finance LLC, or Oxford, as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019. The Company used approximately $8.9 million of the proceeds from the Loan to repay its outstanding obligations under the Prior Agreement, as described above. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, the Company received $15.9 million in net proceeds.

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, or the Warrants, which are exercisable for an aggregate of 176,679 shares of the Company’s common stock with a per share exercise price of $2.83. The Warrants have been classified within stockholders’ deficit and accounted for as a discount to the loan by allocating the gross proceeds on a relative fair value basis. For further discussion, see Note 9 “Warrants”.

Interest expense related to the Loan Agreement was $0.8 million, $0.2 million of which represented amortization of the debt discount, for the three months ended March 31, 2020.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with Catalent Pharma Solutions, LLC, or Catalent, in contemplation of entering into a commercial supply agreement for its product DSUVIA at a future date. Under the SRA, the Company is building out a suite within Catalent’s production facility in Kansas City. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four installments of $0.5 million through July 2022. The leasehold improvements are recorded as property and equipment, net, in our Condensed Consolidated Balance Sheets. As of March 31, 2020, $1.7 million of these leasehold improvements have been capitalized. The total obligation under the SRA is $2.0 million all of which has been incurred as of March 31, 2020. The effective interest rate related to the payments at March 31, 2020 was 14.35%.

6. Leases

The Company leases office and laboratory space for its corporate headquarters, located at 301 – 351 Galveston Drive, Redwood City, California, and has entered into an agreement to sublease approximately 47% of this office and laboratory space. In addition, the Company has entered into an agreement for commercial supply manufacturing services related to the Company’s Zalviso drug product with a contract manufacturing organization, which it accounts for as an operating lease.

The components of lease expense are presented in the following table (in thousands):

Three Months Ended March 31, 2020
Operating lease costs	$340
Sublease income	(150)
Net lease costs	$190

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

March 31, 2020
Weighted-average remaining term – operating lease (in years)	3.83
Weighted-average discount rate – operating lease	11.72%

Future minimum lease payments as of March 31, 2020 are presented in the following table (in thousands):

Year:
2020 (remaining nine months)	$953
2021	1,305
2022	1,345
2023	1,386
2024	116
Total future minimum lease payments	5,105
Less imputed interest	(676)
Total	$4,429

Reported as:

Operating lease liabilities	$1,008
Operating lease liabilities, net of current portion	3,421
Total lease liability	$4,429

Cash paid for amounts included in the measurement of lease liabilities included $0.3 million in operating cash flows used for operating leases.

Future minimum sublease payments as of March 31, 2020 are presented in the following table (in thousands):

Year:
2020 (remaining nine months)	$446
2021	610
2022	629
2023	648
2024	54
Total future minimum sublease payments	$2,387

The rent receivable balance is reported in the balance sheet as follows (in thousands):

Reported as:

Prepaid expenses and other current assets	$82
Other assets	331
Total rent receivable	$413

7. Liability Related to Sale of Future Royalties

In September 2015, the Company entered into the Royalty Monetization with PDL for which it received gross proceeds of $65.0 million. Under the Royalty Monetization, PDL will receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), up to a capped amount of $195.0 million over the life of the arrangement.

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

The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods. The effective interest income rate for the three months ended March 31, 2020 was approximately 4.0%, while the effective interest expense rate for the three months ended March 31, 2019 was approximately 7.0%.

The following table shows the activity within the liability account for the three months ended and the period from inception to March 31, 2020 (in thousands):

	Three months ended March 31, 2020	Period from inception to March 31, 2020
Liability related to sale of future royalties — beginning balance	$92,035	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(79)	(763)
Non-cash interest (income) expense recognized	(843)	30,692
Liability related to sale of future royalties as of March 31, 2020	91,113	91,113
Less: current portion	(321)	(321)
Liability related to sale of future royalties — net of current portion	$90,792	$90,792

As royalties are remitted to PDL from ARPI LLC, as described in Note 1 “Organization and Summary of Significant Accounting Policies - Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the balance of the liability will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest expense within its Condensed Consolidated Statements of Comprehensive Loss over the term of the Royalty Monetization.

8. Legal Proceedings

As of May 8, 2020, ten lawsuits have been filed by alleged Tetraphase stockholders challenging the merger. The first lawsuit, a putative class action complaint, is captioned Plumley v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 1:20-cv-00496, and was filed by Patrick Plumley in the United States District Court for the District of Delaware. The Plumley complaint names as defendants Tetraphase and each member of the Tetraphase Board, as well as AcelRx and Merger Sub.  The second lawsuit is captioned Sahan v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 1:20-cv-03069, and was filed by Herman Sahan in the United States District Court for the Southern District of New York.  The Sahan complaint names as defendants Tetraphase and certain members of the Tetraphase Board.  The third lawsuit is captioned Giacobbe v. Tetraphase Pharmaceuticals, Inc. et al., Case No. 1:20-cv-10762, and was filed by Charles Giacobbe in the United States District Court for the District of Massachusetts.  The Giacobbe complaint names as defendants Tetraphase and each member of the Tetraphase Board.  The fourth lawsuit is captioned Ravi v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 1:20-cv-03142, and was filed by Surya Ravi in the United States District Court for the Southern District of New York.  The Ravi complaint names as defendants Tetraphase and each member of the Tetraphase Board.  The fifth lawsuit, a putative class action complaint, is captioned Garity v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 1:20-cv-00542, and was filed by Edward Garity in the United States District Court for the District of Delaware. The Garity complaint names as defendants Tetraphase and each member of the Tetraphase Board, as well as AcelRx and Merger Sub.  The sixth lawsuit, a putative class action complaint, is captioned Kashavena v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 2081-cv-01005, and was filed by Vanamala Kashavena in the Middlesex County Superior Court.  The Kashavena complaint names as defendants Tetraphase and certain members of the Tetraphase Board, as well as AcelRx and Merger Sub.  The seventh lawsuit is captioned Waters v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 1:20-cv-01896, and was filed by Joshua Waters in the United States District Court for the Eastern District of New York.  The Waters complaint names as defendants Tetraphase and each member of the Tetraphase Board.  The eighth lawsuit is captioned Gardner v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 1:20-cv-03352, and was filed by James Gardner in the United States District Court for the Southern District of New York.  The Gardner complaint names as defendants Tetraphase and certain members of the Tetraphase Board. The ninth lawsuit is captioned Kopczynski v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 1:20-cv-03426, and was filed by Christopher Kopczynski in the United States District Court for the Southern District of New York.  The Kopczynski complaint names as defendants Tetraphase and certain members of the Tetraphase Board.  The tenth lawsuit is captioned Lapi v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 1:20-cv-03452, and was filed by Nisjet Lapi in the United States District Court for the Southern District of New York.  The Lapi complaint names as defendants Tetraphase and certain members of the Tetraphase Board.

The Plumley, Sahan, Giacobbe, Ravi, Garity, Waters, Gardner, Kopczynski and Lapi complaints allege violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The plaintiffs in these actions generally allege that the registration statement on Form S-4 omits material information with respect to the proposed transaction, which renders such registration statement false and misleading. The Sahan complaint also alleges that the defendants breached their fiduciary duty of candor/disclosure, by allegedly disseminating a materially incomplete and misleading registration statement in connection with the merger.  The Kashavena complaint alleges that the members of the Tetraphase Board breached their fiduciary duties of care, loyalty/good faith and candor/disclosure by allegedly entering into the merger through a flawed and unfair process and disseminating a materially incomplete and misleading registration statement in connection with the merger.  The Kashavena complaint alleges that Tetraphase, AcelRx and Merger Sub aided and abetted in the alleged breach of fiduciary duties.

The complaints seek preliminary and permanent injunction of the proposed transaction and, if the merger is consummated, rescission or rescissory damages. The complaints also seek the dissemination of a registration statement that discloses certain information requested by the plaintiffs. In addition, the complaints seek attorneys’ and experts’ fees.

The defendants believe that the Plumley, Sahan, Giacobbe, Ravi, Garity, Kashavena, Waters, Gardner, Kopczynski and Lapi complaints are without merit.

With respect to each of the matters described above in this Legal Proceedings section, the Company is currently unable to predict the ultimate outcome of these matters or reasonably estimate a possible loss or range of loss, and thus, no amounts have been accrued in the condensed consolidated financial statements.

9. Warrants

Loan Agreement Warrants

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 176,679 shares of the Company’s common stock with a per share exercise price of $2.83, or the Warrants. As of March 31, 2020, warrants to purchase 176,679 shares of common stock issued to the Lender and its affiliates had not been exercised and were still outstanding. These warrants expire in May 2029.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the 2011 Employee Stock Purchase Plan, or ESPP, as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$46	$61
Research and development	200	224
Selling, general and administrative	900	822
Total	$1,146	$1,107

As of March 31, 2020, there were 3,220,641 shares available for grant, 13,831,842 options outstanding and 1,451,952 restricted stock units outstanding under the Company’s 2011 Equity Incentive Plan and 2,052,431 shares available for grant under the ESPP.

11. Stockholders’ Equity

Common Stock

ATM Agreement

The Company has entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $40.0 million. On May 9, 2019, the Company increased the aggregate offering price of shares of the Company’s common stock which may be offered and sold under the ATM Agreement by $40.0 million, for a total of $80.0 million.

During the three months ended March 31, 2020, the Company issued and sold 431,800 shares of common stock pursuant to the ATM Agreement, for which the Company received net proceeds of approximately $0.8 million. As of March 31, 2020, the Company has the ability to sell $44.5 million of the Company’s common stock under the ATM Agreement.

12. Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, restricted stock units, or RSUs, and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	March 31,
	2020	2019
ESPP, RSUs and stock options to purchase common stock	15,630,340	13,983,586
Common stock warrants	176,679	—

13.  Subsequent Events

On May 6, 2020, Tetraphase announced that it had received a proposal from La Jolla Pharmaceutical Company (“La Jolla”) to acquire Tetraphase for $22 million in cash, plus an additional $12.5 million in cash potentially payable under contingent value rights to be issued in the transaction (the “La Jolla Proposal”). On May 8, 2020, Tetraphase announced that its board of directors (the “Tetraphase Board”) had determined the La Jolla Proposal constitutes or could reasonably be expected to lead to a Superior Offer as defined in the AcelRx Merger Agreement. Accordingly, in accordance with the AcelRx Merger Agreement, the Tetraphase Board determined to consider the La Jolla Proposal, to enter into discussions and/or negotiations with respect to the La Jolla Proposal and, subject to La Jolla entering into an acceptable confidentiality agreement, to furnish non-public information to La Jolla. In that May 8, 2020 announcement, Tetraphase confirmed that Tetraphase (1) continues to recommend the AcelRx Merger Agreement with AcelRx to its stockholders, (2) is not modifying or withdrawing its recommendation with respect to the AcelRx Merger Agreement and the merger, or proposing to do so, and (3) is not making any recommendation with respect to the La Jolla Proposal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report.

About AcelRx Pharmaceuticals, Inc.

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

The following table summarizes our portfolio.

Product	Description	Target Use	Status
DSUVIA®	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received FDA approval in November 2018, commercial launch began first quarter of 2019.

DZUVEO	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received European Commission, or EC, approval in June 2018.

Zalviso®	Sufentanil sublingual tablet system, 15 mcg	Moderate-to-severe acute pain in the hospital setting, administered by the patient as needed

In the U.S., positive results from Phase 3 trial, IAP312, announced in August 2017. Currently evaluating the timing of the resubmission of the NDA, which is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

Approved in the European Union and marketed commercially by Grünenthal.

Proposed Acquisition of Tetraphase Pharmaceuticals, Inc.

On March 15, 2020, we entered into the Agreement and Plan of Merger, or merger agreement,  with Tetraphase Pharmaceuticals, Inc., or Tetraphase, and Consolidation Merger Sub, Inc., a Delaware corporation and indirect wholly-owned subsidiary of the Company, or Merger Sub, pursuant to which we will acquire Tetraphase. Pursuant to the merger agreement, each share of Tetraphase common stock issued and outstanding immediately prior to the effective time of the merger will automatically be converted into the right to receive 0.6303  shares of the Company’s common stock, subject to certain adjustments pursuant to the terms of the merger agreement, and a contingent value right for additional consideration to be paid to the then former securityholders of Tetraphase upon the achievement of certain sales milestones. The merger agreement also provides that (i) each option to purchase Tetraphase common stock, whether vested or unvested, will terminate at the closing, (ii) each unvested (a) restricted stock unit representing the right to vest in and be issued shares of Tetraphase common stock that vests in whole or in part contingent upon the attainment of one or more performance goals, or Company PRSU, and (b) each restricted stock unit representing the right to vest in and be issued shares of Tetraphase common stock that is not a Company PRSU shall vest in full and (iii) each warrant to purchase shares of Tetraphase common stock shall be treated in accordance with its terms, or as modified in any voting agreement or exchange agreement entered into with an applicable holder of such warrant.

The closing of the merger is expected following the special meeting of the stockholders of Tetraphase expected to be held on June 8, 2020, subject to customary closing conditions. For additional information regarding the Acquisition of Tetraphase Pharmaceuticals, Inc., see Note 1 “Organization and Summary of Significant Accounting Policies” in the accompanying notes to the Condensed Consolidated Financial Statements.

On May 6, 2020, Tetraphase announced that it had received a proposal from La Jolla Pharmaceutical Company, or La Jolla, to acquire Tetraphase for $22 million in cash, plus an additional $12.5 million in cash potentially payable under contingent value rights to be issued in the transaction, or the La Jolla Proposal. On May 8, 2020, Tetraphase announced that its board of directors, or the Tetraphase Board, had determined the La Jolla Proposal constitutes or could reasonably be expected to lead to a Superior Offer as defined in the AcelRx Merger Agreement. Accordingly, in accordance with the AcelRx Merger Agreement, the Tetraphase Board determined to consider the La Jolla Proposal, to enter into discussions and/or negotiations with respect to the La Jolla Proposal and, subject to La Jolla entering into an acceptable confidentiality agreement, to furnish non-public information to La Jolla. In that May 8, 2020 announcement, Tetraphase confirmed that Tetraphase (1) continues to recommend the AcelRx Merger Agreement with AcelRx to its stockholders, (2) is not modifying or withdrawing its recommendation with respect to the AcelRx Merger Agreement and the merger, or proposing to do so, and (3) is not making any recommendation with respect to the La Jolla Proposal.

Co-Promotion Agreement

On March 15, 2020, we entered into the Co-Promotion Agreement with Tetraphase to co-promote DSUVIA and Tetraphases’s XERAVA™ (eravacycline), which is FDA approved for the treatment of complicated intra-abdominal infections. Under the terms of this agreement, each company is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls for each product. On March 16, 2020, in connection with entering into the Co-Promotion Agreement, we initiated a reduction in headcount, designed to eliminate the overlap with the Tetraphase commercial team in order to more efficiently commercialize DSUVIA alongside the Tetraphase commercial team and reduce operating expenses. We have eliminated 30 positions, mainly within the commercial organization. For additional information regarding the Co-Promotion Agreement and related Restructuring Costs see Note 1 “Organization and Summary of Significant Accounting Policies” in the accompanying notes to the Condensed Consolidated Financial Statements.

General Trends and Outlook

COVID-19-related

Government-mandated shelter-in-place orders and related safety policies on account of the COVID-19 pandemic are preventing us from operating our business in the normal course. In March and April of 2020, health officers of six counties in the San Francisco Bay Area of California (where our corporate office is based and many of our employees reside) issued orders requiring all non-essential businesses to cease all activities at facilities within the counties. The governor of the state of California also issued an executive order requiring all residents to shelter in place except as needed to maintain continuity of operation of critical infrastructure. As a result of these orders, we implemented a work from home policy for our California-based employees. Each state government has communicated separate but similar orders and policies to which we are adhering. In addition, hospitals, ambulatory surgery centers and other healthcare facilities have barred visitors that are not caregivers or mission-critical, and we have no visibility as to when these restrictions on access will be lifted. As a result, the educational and promotional efforts of our commercial and medical affairs personnel have been substantially reduced, and in some cases, stopped. We expect our near-term sales volumes to be adversely impacted as long as access to healthcare facilities by our commercial and medical affairs personnel continues to be limited. As a result, we also anticipate our operating expenses during this period to be lower than expected, primarily due to reduced travel, educational and promotional activities by our commercial and medical affairs teams. We will continue to evaluate the impact on our revenues and related metrics and operating expenses during this period and assess the need to adjust our expenses and expectations.

We have heard from a number of hospital customers and government representatives, and also read numerous media reports about a severe shortage of intravenous sedatives and analgesics, namely fentanyl, which we understand is directly and indirectly attributable to the COVID-19 situation. We remain in discussions with these potential customers as to how AcelRx, and specifically DSUVIA, can support this crisis and the patients requiring appropriate care. In addition, in response to a shortage of intravenous fentanyl and other IV opioids during the COVID-19 pandemic, AcelRx began outreach efforts to health care settings to inform them of how DSUVIA may help with these shortages.

One Zalviso supplier was unable to perform certain services as planned, given government orders impacting their business, and as a result, this supplier provided us with a force majeure notice. We, in turn, provided a force majeure notice to Grünenthal under our Amended MSA. At this time, we believe this halt in production will not have a significant impact on our financial results, but we continue to work with our suppliers and Grünenthal to manage Zalviso production activities.

As a result of international travel restrictions, the timing for testing and acceptance of our high-volume packaging line has been delayed. Based on available information, we project that the line will be installed in 2020 and qualification completed in 2021.

We will continue to engage with various elements of our supply chain and distribution channel, including our customers, contract manufacturers, and logistics and transportation providers, to meet demand for products and to remain informed of any challenges within our supply chain. We continue to monitor demand, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 pandemic. However, if the COVID-19 pandemic continues and persists for an extended period of time, we may face disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Such supply disruptions may adversely impact our ability to generate sales of and revenues from our products and our business, financial condition, results of operations and growth prospects could be adversely affected.

As the global pandemic of COVID-19 continues to rapidly evolve, it could result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which the COVID-19 pandemic impacts our business, our ability to generate sales of and revenues from our approved products, and our future clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus.

Department of Defense

In April 2020, DSUVIA achieved Milestone C approval by the Department of Defense, a decision that clears the path for the Department of Defense to begin placing orders for DSUVIA.

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue commercialization activities to support the U.S. launch of DSUVIA, support Grünenthal’s European sales of Zalviso and any future research and development activities needed to support the U.S. approval of Zalviso, once the NDA is resubmitted. As a result, we expect to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

We will incur capital expenditures related to the installation of our high-volume automated packaging line for DSUVIA, from which we expect to have qualified product being packaged beginning in 2021. We anticipate that the high-volume line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2022 and beyond.

Our net loss for the three months ended March 31, 2020 was $15.9 million , compared to a net loss of $13.7 million for the three months ended March 31, 2019. As of March 31, 2020, we had an accumulated deficit of $414.0 million. As of March 31, 2020, we had cash, cash equivalents and short-term investments totaling $52.7 million compared to $66.1 million as of December 31, 2019.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three months ended March 31, 2020, from those previously disclosed in our Annual Report.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our commercial launch of DSUVIA, our research and development efforts, variations in the level of expenditures related to commercial launch and development efforts during any given period, and the uncertainty as to the extent and magnitude of the impact from the COVID-19 pandemic . Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. In particular, the shelter-in-place orders related to the COVID-19 pandemic were implemented on March 16, 2020, just two weeks prior to the end of the first quarter of 2020. Accordingly, the first quarter of 2020 should not be viewed as indicative of future operating results expected in the remaining quarters of 2020 or beyond. To the extent our commercial and medical affairs personnel continue to be restricted from accessing hospitals and ambulatory surgical centers, and to the extent healthcare providers are continuing to limit elective surgeries, we expect our sales volume to be adversely affected.

Three Months Ended March 31, 2020 and 2019

Revenue

Product Sales Revenue

The Company’s product sales revenue consists of sales of DSUVIA in the U.S. and Zalviso in Europe.

Product sales revenue by product for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
DSUVIA	$155	$47	$108	230%
Zalviso	119	79	40	51%
Total product sales revenue	$274	$126	$148	117%

The increase in DSUVIA product sales revenue for the three months ended March 31, 2020, as compared to the prior year period, is due to the ramp of the commercial launch of DSUVIA in the United States, which began in the first quarter of 2019.

The increase in Zalviso product sales revenue for the three months ended March 31, 2020, as compared to the prior year period, was primarily the result of increased orders from Grünenthal.

As of March 31, 2020, we had current and non-current portions of the deferred revenue balance under the Amended Agreements with Grünenthal of $0.3 million and $2.8 million, respectively. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The original value assigned to this portion of the total allocated consideration was $4.4 million. We anticipate that the deferred revenue balance will decline on a straight-line basis through 2029, as we recognize product sales revenue under the Amended Agreements.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue includes revenue under the Amended Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe.

Contract and other collaboration revenue for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended
	March 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	$84	$85	$(1)	(1)%
Royalty revenue	28	26	2	8%
Other revenue	—	28	(28)	(100)%
Total contract and other collaboration revenue	$112	$139	$(27)	(19)%

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

Cost of Goods Sold

As mentioned above, we commenced commercial sales of DSUVIA in the first quarter of 2019.

Total cost of goods sold for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended
	March 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Direct costs	$246	$124	$122	98%
Indirect costs	1,265	1,106	159	14%
Total costs of goods sold	$1,511	$1,230	$281	23%

Direct costs from contract manufacturers for DSUVIA and Zalviso totaled $0.2 million, including an inventory impairment charge of $0.1 million related to short-dated DSUVIA inventory that may expire before being sold, in the three months ended March 31, 2020. Direct costs from contract manufacturers for DSUVIA and Zalviso totaled $0.1 million in the three months ended March 31, 2019. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA and Zalviso totaled $1.3 million and $1.1 million in the three months ended March 31, 2020 and 2019, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses.

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

We expect to incur future research and development expenditures to support the FDA regulatory review of the Zalviso NDA, once it is resubmitted. The timing of the resubmission of the Zalviso NDA is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

We track external development expenses on a program-by-program basis. Our development resources are shared among all our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead.

Below is a summary of our research and development expenses during the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
DSUVIA	$292	$145	$147	101%
Zalviso	29	182	(153)	(84)%
Overhead	1,091	1,050	41	4%
Total research and development expenses	$1,412	$1,377	$35	3%

Research and development expenses during the three months ended March 31, 2020 remained consistent with the three months ended March 31, 2019, and included an increase in DSUVIA-related spending and overhead expenses, partially offset by a decrease in Zalviso-related spending.

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

Total selling, general and administrative expenses for the three months ended March 31, 2020 and 2019, were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Selling, general and administrative expenses	$13,311	$9,976	$3,335	33%

Selling, general and administrative expenses increased by $3.3 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase is primarily due to $1.8 million in business development costs related to the proposed acquisition of Tetraphase plus net incremental increases of $1.5 million in other selling, general and administrative expenses, including $1.1 million in higher personnel-related expenses. Prior to the March 16, 2020 reduction in headcount, our headcount for selling, general and administrative efforts in the three months ended March 31, 2020 included 73 employees compared to 54 employees in the three months ended March 31, 2019.

On March 16, 2020, in connection with entering into the Co-Promotion Agreement with Tetraphase, we eliminated 30 positions, mainly within the commercial organization. For additional information regarding the Co-Promotion Agreement and related Restructuring Costs see Note 1 “Organization and Summary of Significant Accounting Policies” in the accompanying notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Total other expense for the three months ended March 31, 2020 and 2019, was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Interest expense	$(855)	$(376)	$(479)	(127)%
Interest income and other (expense) income, net	(65)	627	(692)	(110)%
Non-cash interest income (expense) on liability related to sale of future royalties	843	(1,607)	2,450	(152)%
Total other expense	$(77)	$(1,356)	$1,279	(94)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense increased in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily as a result of a higher outstanding loan balance. As of March 31, 2020, the accrued balance due under the Loan Agreement with Oxford was $24.5 million. Refer to Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

Interest income and other (expense) income, net, for the three months ended March 31, 2020 and 2019 primarily consisted of interest earned on our investments and the change in the fair value of our contingent put option. In the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, other expense increased due to an increase in the fair value of the contingent put option associated with our Loan Agreement with Oxford. In addition, interest income decreased in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to a lower average investment balance, combined with lower yields on those investments.

The increase in non-cash interest income on the liability related to the sale of future royalties for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 7 “Liability Related to Sale of Future Royalties”, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability and the interest rate. During the three months ended June 30, 2019, we made a material revision to our estimates as the expected payments under the Royalty Monetization are less than the $65.0 million in gross proceeds received. The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement, prospectively, as an offset to the interest expense that was recognized in prior periods. The Company currently estimates that future payments to PDL over the remaining life of the arrangement will be approximately $20 million, therefore, a contingent gain of approximately $45 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization arrangement, there are significant uncertainties surrounding the amount and timing of payments and the probability of realization of the estimated contingent gain. The effective interest income rate for the three months ended March 31, 2020 was approximately 4.0%, while the effective interest expense rate for the three months ended March 31, 2019 was approximately 7.0%. We anticipate that we will record approximately $3 million in non-cash interest income related to the Royalty Monetization for the year ending December 31, 2020.

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

As of March 31, 2020, we had cash, cash equivalents and investments totaling $52.7 million compared to $66.1 million as of December 31, 2019. The decrease was primarily due to cash required to fund our continuing operations, as we continued our commercialization activities for DSUVIA and support for Grünenthal’s European sales of Zalviso, as well as business development activities related to the proposed acquisition of Tetraphase. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through the second quarter of 2021. While we believe we have sufficient capital to meet our operational requirements through the second quarter of 2021, our expectations may change depending on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the negative impact on sales volumes as our sales force is limited in its access to potential customers, our expenditures related to the United States commercial launch of DSUVIA and the proposed merger with Tetraphase. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

We have a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. As of March 31, 2020, we had issued and sold an aggregate of approximately 10.7 million shares of common stock pursuant to the ATM Agreement, for which we had received net proceeds of approximately $34.5 million, after deducting commissions, fees and expenses of $1.0 million. As of March 31, 2020, we have the ability to sell approximately $44.5 million of our common stock under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan and used approximately $8.9 million of the proceeds from the Loan to repay our outstanding obligations under the Prior Agreement with Hercules. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, we received $15.9 million in net proceeds. As of March 31, 2020, the accrued balance under the Loan Agreement was $24.5 million. For more information, see Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements.

The Royalty Monetization will be repaid to PDL over the life of the agreement through a portion of the European royalties and milestones received under the Amended License Agreement with Grünenthal. For more information, see Note 7 “Liability Related to the Sale of Future Royalties” in the accompanying notes to the Condensed Consolidated Financial Statements.

Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, corporate debt securities, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity. We do not expect COVID-19 to have a material impact on our high quality, short-dated investments.

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(14,364)	$(13,240)
Net cash provided by investing activities	22,650	371
Net cash provided by (used in) financing activities	916	(1,794)

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

Cash used in operating activities of $14.4 million during the three months ended March 31, 2020, reflected a net loss of $15.9 million, partially offset by aggregate non-cash charges of $1.1 million and $0.5 million net change in our operating assets and liabilities. Non-cash charges included $1.1 million for stock-based compensation expense, $0.8 million in non-cash interest income on the liability related to the royalty monetization and $0.5 million in depreciation expense. The net change in our operating assets and liabilities included a $1.2 million decrease in accrued liabilities and a $1.5 million increase in accounts payable.

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

During the three months ended March 31, 2020, cash provided by investing activities of $22.7 million was the net result of $35.5 million in proceeds from maturity of investments, offset by $12.7 million for purchases of investments and purchases of property and equipment of $0.1 million. During the three months ended March 31, 2019, cash provided by investing activities of $0.4 million was the net result of $4.9 million in proceeds from maturity of investments, offset by $3.9 million for purchases of investments and purchases of property and equipment of $0.7 million.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the three months ended March 31, 2020, cash provided by financing activities was primarily due to $0.8 million in net proceeds received under the ATM Agreement and $0.2 million in proceeds as a result of stock purchases made under our 2011 Employee Stock Purchase Plan, or ESPP, partially offset by $0.1 million used for payment of employee tax obligations relating to the vesting of restricted stock units. During the three months ended March 31, 2019, cash used in financing activities was primarily due to $2.1 million in payments of long-term debt partially offset by $0.3 million in proceeds as a result of stock purchases made under our ESPP and stock option exercises.

Operating Capital and Capital Expenditure Requirements

Our current operating plan includes expenditures related to the consummation of the proposed acquisition of Tetraphase and the continued launch of DSUVIA in the United States. This plan includes an assumption that COVID-19 related restrictions on access to potential customers and elective surgeries will be lifted by July 1, 2020, as well as anticipated activities required to resubmit the Zalviso NDA. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast that our existing capital resources will permit us to meet our capital and operational requirements through the second quarter of 2021 is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the accuracy of our estimates regarding the sufficiency of our cash resources and expenses, including those related to the consummation of the proposed acquisition of Tetraphase;

•	the success of the Tetraphase merger, including anticipated cost synergies, if completed;

•	the impact and timing of COVID-19 on our operations, our sales representatives’ access to hospitals or other healthcare facilities, and our level of sales;

•	expenditures related to the launch of DSUVIA and potential commercialization of Zalviso;

•	future manufacturing, selling and marketing costs related to DSUVIA and Zalviso, including our contractual obligations to Grünenthal for Zalviso;

•	costs associated with business development activities and licensing transactions;

•	the outcome, timing and cost of the regulatory resubmission of Zalviso and any approval for Zalviso;

•	the initiation, progress, timing and completion of any post-approval clinical trials for DSUVIA, or Zalviso, if approved;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of DSUVIA and Zalviso;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with any possible litigation.

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

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Off-Balance Sheet Arrangements

Through March 31, 2020, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows.

The information disclosed under “Legal Proceedings” in Note 8, is incorporated herein by reference.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to COVID-19 Pandemic

Our business is being adversely impacted by the COVID-19 Pandemic.*

Our business has been adversely affected by the recent COVID-19 outbreak. Federal, state, local and foreign government orders on account of the COVID-19 pandemic are preventing us from conducting certain activities and obtaining supplies required to manufacture and deliver certain components for Zalviso. As such, one of our suppliers has provided us a notice of force majeure, and we, in turn, have provided a similar notice to Grünenthal. Furthermore, following local and state government orders in California and the counties in which our corporate office is located and many of our employees live, we implemented work from home policies, which are limiting certain of our operations. If the COVID-19 outbreak continues, we may need to limit operations further and implement additional limitations, such as extending our work from home policies. Moreover, hospitals and other healthcare facilities have implemented policies that limit access of our sales representatives to such facilities, which is causing a delay to, and thwarting, our educational and promotional efforts. Governments, hospitals and doctors, as a measure to combat the further spread of COVID-19, have reduced the number of procedures in which DSUVIA is administered as part of the pain treatment program, and temporarily halted performing elective surgeries, which will adversely impact the levels of our sales relating to such procedures. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Risks Related to Our Planned Acquisition of Tetraphase Pharmaceuticals, Inc.

The failure to complete our planned acquisition of Tetraphase Pharmaceuticals, Inc. in a timely manner or at all, may adversely affect our business and our stock price.*

Our and Tetraphase Pharmaceuticals, Inc.’s, or Tetraphase’s, obligations to consummate our planned acquisition of Tetraphase are subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the Agreement and Plan of Merger by a majority of the stockholders of Tetraphase; (ii) the absence of (A) any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction enjoining or otherwise preventing the consummation of the merger or (B) any applicable law that makes consummation of the merger illegal; (iii) the absence of certain legal proceedings to which a governmental body is a party relating to the merger; (iv) subject to certain qualifications, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the merger agreement; (v) the absence of any material adverse effect on Tetraphase or our company since the date of the merger agreement; (vi) the registration statement on Form S-4 to register our common stock to be issued in the merger being declared effective by the SEC; and (vii) a minimum Tetraphase net cash balance. We cannot provide assurance that these or the other conditions to the completion of the planned acquisition of Tetraphase will be satisfied in a timely manner or at all. In addition, other factors may affect when and whether the acquisition will occur.

On May 6, 2020, Tetraphase announced that it had received a proposal from La Jolla Pharmaceutical Company, or La Jolla, to acquire Tetraphase for $22 million in cash, plus an additional $12.5 million in cash potentially payable under contingent value rights to be issued in the transaction, or the La Jolla Proposal. On May 8, 2020, Tetraphase announced that its board of directors, or the Tetraphase Board, had determined the La Jolla Proposal constitutes or could reasonably be expected to lead to a Superior Offer as defined in the AcelRx Merger Agreement. Accordingly, in accordance with the AcelRx Merger Agreement, the Tetraphase Board determined to consider the La Jolla Proposal, to enter into discussions and/or negotiations with respect to the La Jolla Proposal and, subject to La Jolla entering into an acceptable confidentiality agreement, to furnish non-public information to La Jolla. In that May 8, 2020 announcement, Tetraphase confirmed that Tetraphase (1) continues to recommend the AcelRx Merger Agreement with AcelRx to its stockholders, (2) is not modifying or withdrawing its recommendation with respect to the AcelRx Merger Agreement and the merger, or proposing to do so, and (3) is not making any recommendation with respect to the La Jolla Proposal. We can provide no assurance that the Tetraphase Board will not change its recommendation or attempt to terminate the AcelRx Merger Agreement in favor of the La Jolla Proposal or that we will ultimately succeed in acquiring Tetraphase.

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

Uncertainty about our planned acquisition of Tetraphase may adversely affect our business and stock price, whether or not the planned acquisition is completed.*

We are subject to risks in connection with the pendency of our planned acquisition of Tetraphase, including the pendency and outcome of any legal proceedings against us, our directors and others relating to the planned acquisition and the risks from possibly foregoing opportunities we might otherwise pursue absent the planned acquisition of Tetraphase. Furthermore, uncertainties about the planned acquisition may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and other personnel.  The existence of the La Jolla Proposal could exacerbate the impact of any of these risks.

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

Existing and prospective customers, suppliers or collaboration partners may be reluctant to purchase our products, supply us with goods and service or continue collaborations due to the potential uncertainty about the direction of our product offerings and the support and service of our products after we complete the planned acquisition of Tetraphase.

We may fail to realize the benefits expected from our planned acquisition of Tetraphase, which could adversely affect our stock price.*

Our planned acquisition of Tetraphase, if completed, will be our largest acquisition to date. The anticipated benefits we expect from the planned acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and Tetraphase, which may not materialize as expected or which may prove to be inaccurate, in particular as we continue to experience challenges in conducting educational and promotional activities due to COVID-19. The value of our common stock following the completion of the planned acquisition could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the planned acquisition of Tetraphase will depend, in part, on our ability to integrate the business, operations and products of Tetraphase successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

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

In response to the COVID-19 pandemic, hospitals, ambulatory surgery centers and other healthcare facilities have barred visitors that are not caregivers or mission-critical and we have no visibility as to when this restriction on access will be lifted. As a result, our commercial and medical affairs teams’ educational and promotional efforts have been substantially reduced, and in some cases, stopped. As a result, we expect our near-term sales volumes to be adversely impacted for as long as access to healthcare facilities by our commercial and medical affairs personnel continues to be limited.

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

In March 2020, in connection with the Co-Promotion Agreement with Tetraphase Pharmaceuticals, Inc., we reduced the size of our commercial team to eliminate the overlap with the Tetraphase commercial team and, given our reduced workforce, we may experience difficulties in retaining our existing employees and managing our operations, including our continued commercialization of DSUVIA.*

As of March 31, 2020, we had 59 full-time employees. On March 15, 2020, we entered into the Agreement and Plan of Merger and the Co-Promotion Agreement with Tetraphase Pharmaceuticals, Inc., or Tetraphase. In connection with the Co-Promotion Agreement, we reduced the size of our commercial team to eliminate the overlap with the Tetraphase commercial team and reduce operating expenses. The restructuring resulted in the elimination of 30 positions, or approximately 33% of our workforce. We will need to retain and maintain our existing sales, managerial, operational, finance and other personnel and resources in order to continue the commercialization of DSUVIA and manage our operations. Our current infrastructure may be inadequate to support our strategy and our workforce reduction may be disruptive to our operations, may negatively affect our productivity, and constrain our commercialization activities. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, negative impact on employee morale and our corporate culture, or increase difficulties in our day-to-day operations and prevent us from successfully commercializing DSUVIA as rapidly as planned. If we encounter such unanticipated consequences, we may have difficulty retaining and attracting personnel. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business. Furthermore, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost reduction plan, due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the cost reduction plan, our operating results and financial condition would be adversely affected.

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

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development and approval of our products, particularly outside of the United States. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our products successfully, if at all.*

We will need to establish and maintain successful collaborative relationships to obtain international sales, marketing and distribution capabilities for our products. The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty. For example:

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

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration, including in connection with any contractual force majeure notices tied to the COVID-19 pandemic;

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

Hospital or other health care facility formulary approvals for DSUVIA or Zalviso, if approved, in the United States may not be achieved, or could be subject to certain restrictions, which could make it difficult for us to sell our products.*

Obtaining hospital or other health care facility formulary approvals can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approvals to allow us to sell our products into our target markets. In particular, the restrictions on our commercial and medical affairs teams’ access to hospitals and other health care facilities could adversely impact the number of formulary approvals we anticipated achieving in 2020, and for as long as these restrictions remain in place, or new restrictions are implemented, we may have limited visibility or difficulties in obtaining these formulary approvals. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approvals, we may need to complete evaluation programs whereby DSUVIA, or Zalviso, if approved, is used on a limited basis for certain patient types. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approvals of DSUVIA, or Zalviso, if approved. Further, even successful formulary approvals may be subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approvals for DSUVIA, or Zalviso, if approved, would materially adversely affect our ability to attain or sustain profitable operations.

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax, and effective January 1, 2021, also eliminates the health insurer tax. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how this decision, such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and will stay in effect through 2030 unless Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has begun soliciting feedback on some of these measures and has implemented others under its existing authority. For example, in September 2018, Centers for Medicare & Medicaid Services, or CMS, announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Although these, and other measures will require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

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

We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, any of which could negatively impact our business. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we have obtained or may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2020 and may continue to incur losses in the future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of March 31, 2020, we had an accumulated deficit of $414.0 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019. . The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA, conduct research and development activities, including the FDA regulatory review of the Zalviso NDA, once resubmitted, and support the manufacturing and supply of Zalviso in Europe for Grünenthal. Grünenthal’s sales of Zalviso in Europe have historically been small. If DSUVIA is not successfully commercialized in the U.S., or if Zalviso is not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

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

Under our agreements with Grünenthal, we granted Grünenthal rights to commercialize Zalviso in the Territory for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings. In September 2015, the EC approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, and Grünenthal began its European launch of Zalviso with the first commercial sale occurring in April 2016. Historically, sales volumes have been low and there is no guarantee that Grünenthal will achieve commercial success in its Zalviso launch in the European Union or anywhere in the Territory.

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

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to cease operations.*

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with our ongoing activities including the commercial launch of DSUVIA in the United States and support for FDA regulatory review of the Zalviso NDA, once resubmitted. While we believe we have sufficient capital resources to continue planned operations through the second quarter of 2021, we will need additional capital to pursue full commercialization of DSUVIA and Zalviso, if approved.

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

In addition, worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic may negatively affect the market price of our stock, regardless of our actual operating performance. The market price for our common stock is likely to continue to be volatile, particularly due to the ongoing COVID-19 pandemic, and subject to significant price and volume fluctuations in response to market, industry and other factors. If additional funding is not available on favorable terms, if at all, due to these factors, we may not be able to obtain sufficient additional funding to support our operations.

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

As of March 31, 2020, we had approximately $24.5 million of accrued debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

•

operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, or government orders related to the COVID-19 pandemic;

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

We rely on limited sources of supply for the active pharmaceutical ingredient, or API, of DSUVIA and Zalviso and any disruption in the chain of supply may cause a delay in supplying DSUVIA and Zalviso.*

Currently we only have one supplier qualified as a vendor for the manufacture of DSUVIA, known as DZUVEO in Europe, and Zalviso with the FDA and EMA, respectively. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider for DSUVIA is changing its process for manufacturing our drug, which could impact our commercial supply of API for DSUVIA. This change in process requires a regulatory submission to the FDA. The European Health Authority has approved the change in process for both DZUVEO and Zalviso in the EU. In the U.S. a regulatory submission has been submitted to support the use of the API made with the new manufacturing process, but there is no guarantee that the FDA will approve the submission. For example, in July 2019, we received notice from the FDA that a deficiency in the API manufacturer’s drug master file will need to be addressed before the submission can be approved. Any alternate vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in delays. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

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

For DSUVIA, we currently package the finished goods under a manual process at the Sharp facility and would package finished goods of DZUVEO at the Sharp facility in the same manner. The capacity and cost to package the finished goods under this manual process is not optimal to support successful future sales of DSUVIA and DZUVEO. We have initiated the process to purchase an automated filling and packaging line to support increased capacity packaging for DSUVIA and DZUVEO. Despite the delays due to the impact of COVID-19, we are still projecting to complete the acquisition and installation of this line in 2020. There is no assurance that we will be able to successfully purchase, install or validate the automated filling and packaging line for DSUVIA and DZUVEO. If we are successful in the purchase, installation and validation of this equipment and process, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product on this line.

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

•

the federal transparency law, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS information related to payments and other transfers of value provided to physicians, defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

Business interruptions could delay our operations and sales efforts.*

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of March 31, 2020, we are the owner of record of 80 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents include patents we have listed in the FDA’s Orange Book for DSUVIA and patents expected to provide coverage until 2031. These issued patents also include a European patent covering the DZUVEO device that is expected to provide coverage until at least 2036.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $3.93 and $1.66 during 2019, and between $0.76 and $2.07 during the first quarter of 2020. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States or to successfully develop and commercialize Zalviso in the United States;

•	inability to obtain additional funding needed to conduct our planned business operations;

•	failure to complete the Tetraphase merger;

•	the integration and performance of the Tetraphase business or any other businesses we acquire;

•	uncertainties regarding the magnitude and duration of impacts we are experiencing due to COVID-19;

•	the perception of limited market sizes or pricing for our products;

•	further delays in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the Zalviso NDA, upon resubmission;

•	safety issues;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	inability to maintain ISO 13485 certification and CE Mark approval for Zalviso;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1§	Agreement and Plan of Merger, dated as of March 15, 2020, by and among the Registrant, Tetraphase and Merger Sub	8-K	001-35068	2.1	03/16/2020

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

3.3	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	01/07/2011

10.1	Form of CVR Agreement.	8-K	333-170594	10.1	03/16/2020

10.2§	Form of Voting Agreement.	8-K	333-170594	10.2	03/16/2010

10.3§	Form of Exchange Agreement.	8-K	333-170594	10.3	03/16/2020

10.4§	Co-Promotion Agreement , between the Registrant and Tetraphase, dated March 15, 2020.	8-K	333-170594	10.4	03/16/2010

10.5+§	Transition Services Agreement and General Release between the Registrant and Lawrence Hamel, dated April 3, 2020.	8-K	333-170594	10.1	04/08/2020

10.6+§	Consulting Agreement, between the Registrant and Lawrence Hamel, dated April 3, 2020.	8-K	333-170594	10.2	04/08/2010

10.7+	2020 Cash Bonus Plan Summary.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 11, 2020	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)