Form 10-Q
period 2020-06-30
ACELRX PHARMACEUTICALS INC
filed 2020-08-10
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

or

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

As of August 3, 2020, the number of outstanding shares of the registrant’s common stock was 90,324,147.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED June 30, 2020

 Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc., and its consolidated subsidiaries. “DZUVEO” is a trademark, and “ACELRX”, “DSUVIA” and “Zalviso” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Form 10-Q, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-Q are contained principally under “Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Other Information - Item 1A. Risk Factors”. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•

the accuracy of our estimates regarding the sufficiency of our cash resources, future revenues, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing.

•

the uncertainties and impact arising from the worldwide COVID-19 pandemic, including restrictions on the ability of our sales force to contact and communicate with target customers and resulting delays and challenges to our commercial sales of DSUVIA® (sufentanil sublingual tablet, 30 mcg);

•

our success in commercializing DSUVIA in the United States, including the marketing, sales, and distribution of the product, whether alone or with contract sales organizations and other collaborators, such as Zimmer Biomet Dental;

•	the expected benefits of the co-promotion agreement with Tetraphase Pharmaceuticals, Inc.;
•	the size and growth potential of the markets for DSUVIA, and Zalviso® (sufentanil sublingual tablet system), if approved in the United States, and our ability to serve those markets;
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

•	successfully establishing and maintaining commercial manufacturing with third parties;
•	our ability to manage effectively, and the impact of any costs associated with, potential governmental investigations, inquiries, regulatory actions or lawsuits that may be brought against us;
•	continued demonstration of an acceptable safety profile of DSUVIA;
•	effectively competing with other medications for the treatment of moderate-to-severe acute pain in medically supervised settings, including IV-opioids and any subsequently approved products;
•	our ability to maintain regulatory approval of DZUVEO™ in the European Union, or EU, and enter into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe;
•	our ability to manufacture and supply DZUVEO in Europe to any future strategic partner;
•

the impact of the termination of the Collaboration and License Agreement and the Manufacture and Supply Agreement with Grünenthal GmbH, or Grünenthal, both of which will terminate on or about November 14, 2020;

•	our ability to manufacture and supply Zalviso to Grünenthal in accordance with their forecast and the Manufacture and Supply Agreement through the remaining term of the agreement;
•

the impact of the termination of the Grünenthal agreements on our obligations under the Purchase and Sale Agreement with PDL BioPharma, Inc., or PDL, including our obligation to use commercially reasonable efforts to negotiate a replacement license agreement with a third party;

•

our ability to successfully execute the pathway towards a resubmission of the Zalviso New Drug Application, or NDA, and subsequently obtain and maintain regulatory approval of Zalviso in the United States and comply with any related restrictions, limitations, and/or warnings in the label of Zalviso, if approved;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2020 (Unaudited)	December 31, 2019(1)
Assets
Current Assets:
Cash and cash equivalents	$21,789	$14,684
Short-term investments	21,897	51,453
Accounts receivable, net	195	432
Inventories, net	2,639	3,295
Prepaid expenses and other current assets	2,099	1,824
Total current assets	48,619	71,688
Operating lease right-of-use assets	3,509	3,928
Property and equipment, net	14,488	14,552
Other assets	784	1,188
Total Assets	$67,400	$91,356
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,395	$1,720
Accrued liabilities	3,749	5,528
Long-term debt, current portion	8,707	4,630
Deferred revenue, current portion	343	411
Operating lease liabilities, current portion	1,076	970
Liability related to the sale of future royalties, current portion	160	352
Total current liabilities	16,430	13,611
Long-term debt, net of current portion	17,324	20,517
Deferred revenue, net of current portion	—	2,833
Operating lease liabilities, net of current portion	3,092	3,640
Liability related to the sale of future royalties, net of current portion	90,042	91,683
Other long-term liabilities	644	490
Total liabilities	127,532	132,774
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 80,890,185 and 79,573,101 shares issued and outstanding as of June 30, 2020 and December 31, 2019	80	79
Additional paid-in capital	360,425	356,609
Accumulated deficit	(420,637)	(398,106)
Total stockholders’ deficit	(60,132)	(41,418)
Total Liabilities and Stockholders’ Deficit	$67,400	$91,356

(1)

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product sales	$303	$768	$577	$894
Contract and other collaboration	2,621	173	2,733	312
Total revenue	2,924	941	3,310	1,206

Operating costs and expenses:
Cost of goods sold	1,370	1,810	2,881	3,040
Research and development	813	1,163	2,225	2,540
Selling, general and administrative	7,575	11,329	20,886	21,305
Total operating costs and expenses	9,758	14,302	25,992	26,885
Loss from operations	(6,834)	(13,361)	(22,682)	(25,679)
Other income (expense):
Interest expense	(872)	(500)	(1,727)	(876)
Interest income and other (expense) income, net	270	456	205	1,083
Non-cash interest income (expense) on liability related to future sale of royalties	834	996	1,677	(611)
Total other income (expense)	232	952	155	(404)
Net loss before income taxes	(6,602)	(12,409)	(22,527)	(26,083)
Provision for income taxes	(4)	(3)	(4)	(3)
Net loss	$(6,606)	$(12,412)	$(22,531)	$(26,086)
Comprehensive loss	$(6,606)	$(12,412)	$(22,531)	$(26,086)
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.16)	$(0.28)	$(0.33)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 12	80,661,853	78,902,470	80,359,679	78,845,944

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	79,573,101	$79	$356,609	$(398,106)	$(41,418)
Stock-based compensation	—	—	1,146	—	1,146
Restricted stock units vested	216,399	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(86)	—	(86)
Net proceeds from issuance of common stock in connection with equity financings	431,800	1	783	—	784
Issuance of common stock upon ESPP purchase	194,451	—	218	—	218
Net loss	—	—	—	(15,925)	(15,925)

Balance as of March 31, 2020	80,415,751	$80	$358,670	$(414,031)	$(55,281)
Stock-based compensation	—	—	1,090	—	1,090
Restricted stock units vested	29,434	—	—	—	—
Net proceeds from issuance of common stock in connection with equity financings	445,000	—	665	—	665
Net loss	—	—	—	(6,606)	(6,606)
Balance as of June 30, 2020	80,890,185	$80	$360,425	$(420,637)	$(60,132)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2018	78,757,930	$78	$349,194	$(345,019)	$4,253
Cumulative effect adjustment for adoption of ASU No. 2016-02	—	—	—	153	153
Stock-based compensation	—	—	1,107	—	1,107
Issuance of common stock upon exercise of stock options	13,583	—	31	—	31
Issuance of common stock upon ESPP purchase	85,135	1	238	—	239
Net loss	—	—	—	(13,674)	(13,674)

Balance as of March 31, 2019	78,856,648	$79	$350,570	$(358,540)	$(7,891)
Stock-based compensation	—	—	1,346	—	1,346
Issuance of common stock upon exercise of stock options	57,522	—	155	—	155
Issuance of warrants related to debt financing	—	—	383	—	383
Net loss	—	—	—	(12,412)	(12,412)
Balance as of June 30, 2019	78,914,170	$79	$352,454	$(370,952)	$(18,419)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,531)	$(26,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(121)	(118)
Non-cash interest (income) expense on liability related to royalty monetization	(1,677)	611
Depreciation and amortization	979	734
Non-cash interest expense related to debt financing	558	234
Stock-based compensation	2,236	2,453
Other	341	(212)
Changes in operating assets and liabilities:
Accounts receivable	237	(172)
Inventories	277	(1,990)
Prepaid expenses and other assets	94	(946)
Accounts payable	675	559
Accrued liabilities	(1,779)	(164)
Operating lease liabilities	(442)	(313)
Deferred revenue	(2,901)	(149)
Net cash used in operating activities	(24,054)	(25,559)
Cash flows from investing activities:
Purchase of property and equipment	(170)	(1,790)
Purchase of investments	(28,807)	(28,156)
Proceeds from maturities of investments	58,555	19,700
Net cash provided by (used in) investing activities	29,578	(10,246)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	25,000
Payment of costs in connection with refinancing of long-term debt	—	(190)
Payment of long-term debt	—	(3,470)
Extinguishment of debt	—	(8,864)
Net proceeds from issuance of common stock in connection with equity financings	1,449	—
Net proceeds from issuance of common stock through equity plans	218	425
Payment of employee tax obligations related to vesting of restricted stock units	(86)	—
Net cash provided by financing activities	1,581	12,901
Net increase (decrease) in cash and cash equivalents	7,105	(22,904)
Cash and cash equivalents—Beginning of period	14,684	87,975
Cash and cash equivalents—End of period	$21,789	$65,071

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEOTM in Europe) and Zalviso®, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although it has not yet entered into any such arrangement. The timing of the resubmission of the Zalviso new drug application, or NDA, is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. Although Zalviso was approved for sale in Europe on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. In consideration of the expected termination of the Amended License Agreement, under the Royalty Monetization, the Company must use commercially reasonable efforts to negotiate a replacement license agreement with a third party. The FDA approved DSUVIA in November 2018 and the Company began its commercial launch of DSUVIA in the first quarter of 2019. The Company expects to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

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

Termination of Grünenthal Amended Agreements

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

On May 18, 2020, the Company received a notice from Grünenthal that it is exercising its right to terminate the Amended Agreements between the Company and Grünenthal, effective on or about November 14, 2020. Upon termination, the rights to market and sell Zalviso in the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, will revert immediately back to the Company, although Grünenthal has the right to sell down its existing Zalviso inventory.

On May 20, 2020, the Company agreed to provide a right of first negotiation for a license agreement to replace the Grünenthal Amended License Agreement to a third party with which the Company is currently negotiating a license agreement for DZUVEO for the European market.

Termination of Proposed Acquisition of Tetraphase Pharmaceuticals, Inc.

On March 15, 2020, the Company entered into the Agreement and Plan of Merger (as amended on May 27, 2020 and May 29, 2020, the Merger Agreement) with Tetraphase Pharmaceuticals, Inc., or Tetraphase, and Consolidation Merger Sub, Inc., a Delaware corporation and indirect wholly-owned subsidiary of the Company, or Merger Sub, which provided for the merger of Merger Sub with and into Tetraphase, with Tetraphase continuing as the surviving corporation and an indirect wholly-owned subsidiary of AcelRx.

On June 4, 2020, Tetraphase terminated the Merger Agreement pursuant to its terms and paid AcelRx a termination fee of approximately $1.8 million.

Co-Promotion Agreement

On March 15, 2020, the Company entered into the Co-Promotion Agreement with Tetraphase, or the Co-Promotion Agreement, to co-promote DSUVIA and Tetraphases’s XERAVA™ (eravacycline). Under the terms of the Co-Promotion Agreement, each company is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls for each product. Either party can terminate the agreement with 15 months written notice. In the event of a change of control, or CoC, of either party, the CoC party will be subject to meeting certain performance standards, and if these performance standards are not met, then a royalty of 10% of net sales on the CoC party’s product will be payable to the non-CoC party until the end of the agreement. The non-CoC party will also be able to solicit the employees of the CoC party in the event of a change of control and have the right to terminate the agreement with one month’s written notice. On July 28, 2020, Tetraphase was acquired by La Jolla Pharmaceutical Company, and as a result, Tetraphase became a CoC party under the Co-Promotion Agreement. There were no material revenues or expenses related to the Co-Promotion Agreement in the three and six months ended June 30, 2020.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, ARPI LLC, which was formed in September 2015 for the sole purpose of facilitating the Royalty Monetization, and Merger Sub and AcelRx Intermediate Sub, Inc., both of which were formed in connection with the Merger Agreement. All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 7 “Liability Related to Sale of Future Royalties” for additional information.

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

Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet as of December 31, 2019, was derived from the Company’s audited financial statements as of December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

On March 16, 2020, in connection with entering into the Co-Promotion Agreement, the Company initiated a reduction in headcount, designed to eliminate the overlap with the Tetraphase commercial team in order to more efficiently commercialize DSUVIA alongside the Tetraphase commercial team and reduce operating expenses. The Company eliminated 30 positions, primarily within the commercial organization. For the six months ended June 30, 2020, the Company incurred and paid $0.5 million in employee termination benefits related to this restructuring.

The headcount reduction was completed in the first quarter of 2020. No additional expenses are anticipated in connection with this cost reduction plan.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2020, from those previously disclosed in its 2019 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment model in current GAAP with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption allowed beginning January 1, 2020. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses,” or ASU 2019-05, to allow entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. The new effective dates and transition align with those of ASU 2016-13. Management is currently assessing the date of adoption and the impact ASU 2016-13 and ASU 2019-05 will have on the Company, but it does not anticipate adoption of these new standards to have a material impact on the Company’s financial position, results of operations and cash flows.

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

The table below summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$4,660	$—	$—	$4,660
Money market funds	1,334	—	—	1,334
U.S. government agency securities	5,999	—	—	5,999
Commercial paper	9,796	—	—	9,796
Total cash and cash equivalents	21,789	—	—	21,789

Short-term investments:
U.S. government agency securities	13,052	—	—	13,052
Commercial paper	8,845	—	—	8,845
Total short-term investments	21,897	—	—	21,897
Total cash, cash equivalents and short-term investments	$43,686	$—	$—	$43,686

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,957	$—	$—	$1,957
Money market funds	598	—	—	598
Commercial paper	12,129	—	—	12,129
Total cash and cash equivalents	14,684	—	—	14,684

Short-term investments:
U.S. government agency securities	14,268	—	—	14,268
Commercial paper	27,131	—	—	27,131
Corporate debt securities	10,054	—	—	10,054
Total short-term investments	51,453	—	—	51,453
Total cash, cash equivalents and short-term investments	$66,137	$—	$—	$66,137

There were no other-than-temporary impairments for these securities at June 30, 2020 or December 31, 2019. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the three and six months ended June 30, 2020 and June 30, 2019.

As of June 30, 2020 and December 31, 2019, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of June 30, 2020, and December 31, 2019, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan Agreement with Oxford. See Note 5 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Condensed Consolidated Balance Sheets. Changes to the estimated fair value of this liability is recorded in interest income and other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2020
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,334	$1,334	$—	$—
U.S. government agency securities	19,051	—	19,051	—
Commercial paper	18,641	—	18,641	—
Total assets measured at fair value	$39,026	$1,334	$37,692	$—

Liabilities
Contingent put option liability	$591	$—	$—	$591
Total liabilities measured at fair value	$591	$—	$—	$591

	As of December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$598	$598	$—	$—
U.S. government agency securities	14,268	—	14,268	—
Commercial paper	39,260	—	39,260	—
Corporate debt securities	10,054	—	10,054	—
Total assets measured at fair value	$64,180	$598	$63,582	$—

Liabilities
Contingent put option liability	$437	$—	$—	$437
Total liabilities measured at fair value	$437	$—	$—	$437

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Fair value—beginning of period	$746	$437
Fair value of contingent put option associated with the Loan Agreement	(155)	154
Fair value—end of period	$591	$591

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fair value—beginning of period	$98	$121
Fair value of contingent put option associated with the Loan Agreement	657	657
Change in fair value of contingent put option associated with the Prior Agreement	(98)	(121)
Fair value—end of period	$657	$657

3. Inventories, net

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	June 30, 2020	December 31, 2019
Raw materials	$693	$1,153
Work-in-process	—	593
Finished goods	1,946	1,549
Total	$2,639	$3,295

During the three and six months ended June 30, 2020, the Company recorded inventory impairment charges of $0.3 million and $0.4 million, respectively. In the six months ended June 30, 2020, $0.3 million of these charges related to the termination of the Amended Agreements, while $0.1 million related to DSUVIA inventory that may expire before being sold.

4. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Product sales:
DSUVIA	$2	$157
Zalviso	301	420
Total product sales	303	577
Contract and other collaboration:
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	37	121
Royalty revenue	12	40
Other revenue	2,572	2,572
Total revenues from contract and other collaboration	2,621	2,733
Total revenue	$2,924	$3,310

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Product sales:
DSUVIA	$55	$102
Zalviso	713	792
Total product sales	768	894
Contract and other collaboration:
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	118	203
Royalty revenue	40	67
Other revenue	15	42
Total revenues from contract and other collaboration	173	312
Total revenue	$941	$1,206

For additional details on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso has been sold in Europe by the Company’s collaboration partner, Grünenthal. Grünenthal has exercised its right to terminate the Amended Agreements, effective on or about November 14, 2020.

Contract and Other Collaboration

Amended License Agreement

Under the Amended License Agreement with Grünenthal, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of Zalviso. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL BioPharma, Inc. or PDL, in connection with the Royalty Monetization. For additional information on the Royalty Monetization, see Note 7 “Liability Related to Sale of Future Royalties”.

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

As mentioned above, Grünenthal has exercised its right to terminate the Amended Agreements, effective on or about November 14, 2020. In May 2020, upon notification of early termination by Grünenthal, the Company recognized approximately $2.6 million of deferred revenue for the future significant and incremental discount on Zalviso manufacturing services which are no longer a performance obligation.

Contract Liability

At June 30, 2020, approximately $0.3 million of deferred revenue, all of which represented the current portion, was attributable to the significant and incremental discount on Zalviso manufacturing services for Grünenthal under the Amended Agreements. This deferred revenue is being recognized on a straight-line basis over the period such discount is made available to Grünenthal, which will continue until the contract termination date on or about November 14, 2020.

The following table presents changes in the Company’s contract liability for the six months ended June 30, 2020 (in thousands):

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
Contract liability:
Deferred revenue – Amended Agreements	$3,148	$—	$(2,805)	$343
Deferred revenue – Other	96	—	(96)	—
Deferred revenue	$3,244	$—	$(2,901)	$343

For the three and six months ended June 30, 2020 and 2019, the Company recognized the following revenue from performance obligations satisfied or eliminated under the Amended Agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$154	$79	$233	$158
Performance obligations eliminated upon termination	2,572	—	2,572	—
New activities in the period from performance obligations satisfied:
Performance obligations satisfied	147	649	187	676
Total revenue from performance obligations satisfied or eliminated	$2,873	$728	$2,992	$834

5. Long-Term Debt

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

As of June 30, 2020, the accrued balance due under the Loan Agreement with Oxford was $24.7 million. Interest expense related to the Loan Agreement was $0.9 million, $0.3 million of which represented amortization of the debt discount, for the three months ended June 30, 2020, and $1.7 million, $0.5 million of which represented amortization of the debt discount, for the six months ended June 30, 2020.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with Catalent Pharma Solutions, LLC, or Catalent, in contemplation of entering into a commercial supply agreement for its product DSUVIA at a future date. Under the SRA, the Company is building out a suite within Catalent’s production facility in Kansas City. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four installments of $0.5 million through July 2022. The leasehold improvements are recorded as property and equipment, net, in our Condensed Consolidated Balance Sheets. As of June 30, 2020, $1.7 million of these leasehold improvements have been capitalized. The total obligation under the SRA is $2.0 million all of which was incurred as of March 31, 2020. The effective interest rate related to the payments at June 30, 2020 was 14.35%.

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

The components of lease expense are presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$269	$340	$609	$680
Sublease income	(149)	(150)	(299)	(296)
Net lease costs	$120	$190	$310	$384

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

June 30, 2020
Weighted-average remaining term – operating lease (years)	3.58
Weighted-average discount rate – operating lease	11.72%

Future minimum lease payments as of June 30, 2020 are presented in the following table (in thousands):

Year:
2020 (remaining six months)	$634
2021	1,364
2022	1,345
2023	1,386
2024	116
Total future minimum lease payments	4,845
Less imputed interest	(677)
Total	$4,168

Reported as:

Operating lease liabilities	$1,076
Operating lease liabilities, net of current portion	3,092
Total lease liability	$4,168

Future minimum sublease payments as of June 30, 2020 are presented in the following table (in thousands):

Year:
2020 (remaining six months)	$297
2021	610
2022	629
2023	648
2024	54
Total future minimum sublease payments	$2,238

The rent receivable balance is reported in the balance sheet as follows (in thousands):

Reported as:
Prepaid expenses and other current assets	$87
Other assets	307
Total rent receivable	$394

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

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. During the three months ended June 30, 2019, the Company made a material revision to its estimates which resulted in an interest income rate on the Royalty Monetization liability balance at a prospective average rate of approximately 4.2%, which will be applied over the remaining term of the agreement. The change in estimate of future payments to PDL was a result of lower projected European royalties and milestones from sales of Zalviso over the life of the liability. The change in estimate results in interest income being recognized prospectively, over the remaining term of the agreement, as the estimated expected payments are less than the $65.0 million in gross proceeds received. During the three months ended June 30, 2020, Grünenthal notified the Company that it was terminating the Amended License Agreement, effective on or about November 14, 2020. There is a continuing obligation on the Company’s part, through the term of the Royalty Monetization, to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. However, without a New Arrangement to commercialize Zalviso in the Territory, the Company is currently unable to estimate the future payments to PDL over the remaining life of the Royalty Monetization. If the Company is unable to find a New Arrangement, a contingent gain of up to approximately $65 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization, there are significant uncertainties surrounding the amount and timing of future payments and the probability of realization of the estimated contingent gain.

The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods. The effective interest income rates for both the three and six months ended June 30, 2020 was approximately 4.0%. The change in estimate during the three months ended June 30, 2019, resulted in a decrease of $2.7 million to the net loss and a decrease of $0.03 to the net loss per share of common stock, basic and diluted, for both the three and six months ended June 30, 2019. The effective interest income rate for the three months ended June 30, 2019 was approximately 4.2%. The effective interest expense rate for the six months ended June 30, 2019 was 1.4%.

The following table shows the activity within the liability account for the six months ended and the period from inception to June 30, 2020 (in thousands):

	Six months ended June 30, 2020	Period from inception to June 30, 2020
Liability related to sale of future royalties — beginning balance	$92,035	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(156)	(840)
Non-cash interest (income) expense recognized	(1,677)	29,858

Liability related to sale of future royalties as of June 30, 2020	90,202	90,202
Less: current portion	(160)	(160)
Liability related to sale of future royalties — net of current portion	$90,042	$90,042

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

8. Legal Proceedings

As previously disclosed, several lawsuits were filed in connection with the Company’s proposed acquisition of Tetraphase. Following termination of the Merger Agreement, each of the merger-related complaints naming the Company as a defendant were voluntarily dismissed on or about June 9, 2020.

9. Warrants

Loan Agreement Warrants

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 176,679 shares of the Company’s common stock with a per share exercise price of $2.83, or the Warrants. As of June 30, 2020, warrants to purchase 176,679 shares of common stock issued to the Lender and its affiliates had not been exercised and were still outstanding. These warrants expire in May 2029.

10. Stockholders’ Equity

Common Stock

ATM Agreement

The Company has entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $40.0 million. On May 9, 2019, the Company increased the aggregate offering amount of shares of the Company’s common stock which may be offered and sold under the ATM Agreement by $40.0 million, for a total of $80.0 million.

During the three and six months ended June 30, 2020, the Company issued and sold 445,000 and 876,800 shares of common stock pursuant to the ATM Agreement, respectively, for which the Company received net proceeds of approximately $0.7 million and $1.5 million, respectively. As of June 30, 2020, the Company has the ability to sell $43.8 million of the Company’s common stock under the ATM Agreement.

New and Amended Stock Plans

2020 Equity Incentive Plan

On June 16, 2020, at the 2020 Annual Meeting of Stockholders of the Company, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Company’s 2020 Equity Incentive Plan, or the 2020 EIP.

As of June 16, 2020, no more awards may be granted under the 2011 Equity Incentive Plan, or the 2011 EIP, although all outstanding stock options and other stock awards previously granted under the 2011 EIP will continue to remain subject to the terms of the 2011 EIP.

The initial aggregate number of shares of the Company’s common stock issuable pursuant to stock awards under the 2020 EIP was 5,500,000 shares. In addition, the share reserve will be increased by the number of returning shares, if any, as such shares become available from time to time under the 2006 Plan and the 2011 EIP, for an additional number of shares not to exceed 14,892,170 shares. The term of any option granted under the 2020 EIP is determined on the date of grant but shall not be longer than 10 years. The Company issues new shares for settlement of vested restricted stock units and exercises of stock options. The Company does not have a policy of purchasing its shares relating to its stock-based programs.

Amended and Restated 2011 Employee Stock Purchase Plan

Additionally, on June 16, 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended 2011 ESPP, which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the 2011 Employee Stock Purchase Plan, or ESPP, to 4,900,000 shares, subject to adjustment for certain changes in the Company’s capitalization, and removed the “evergreen” provision from the ESPP.

11. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the Amended 2011 ESPP as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$27	$68	$73	$129
Research and development	184	233	384	457
Selling, general and administrative	879	1,045	1,779	1,867
Total	$1,090	$1,346	$2,236	$2,453

As of June 30, 2020, there were 5,775,140 shares available for grant, 13,026,080 options outstanding and 1,444,095 restricted stock units outstanding under the Company’s equity incentive plans, and 4,900,000 shares available for grant under the Amended 2011 ESPP.

12. Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, RSUs, and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	June 30,
	2020	2019
ESPP, RSUs and stock options to purchase common stock	14,816,721	14,090,688
Common stock warrants	176,679	176,679

13. Subsequent Event

Registered Direct Offering

On July 23, 2020, the Company completed a registered direct offering in which it issued and sold 9,433,962 shares of its common stock at a price of $1.06 per share. The total net proceeds from this offering were approximately $10.0 million, after deducting estimated expenses payable by the Company of $25,000. No underwriter or placement agent participated in the offering.

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

Approved in the European Union and currently marketed commercially by Grünenthal.

Distribution Agreement

On July 17, 2020, we entered into a distribution agreement, or the Distribution Agreement, with Zimmer Biomet Dental, or ZB Dental, pursuant to which ZB Dental obtained the exclusive right to promote, market, sell, and arrange to distribute DSUVIA in the United States to clinicians, dentists, surgeons and other licensed health care practitioners that perform dental (including specialty dental), oral-maxillofacial, cranio-maxillofacial or oral surgery procedures, or Professionals, and their respective institutions and facilities that are permitted to use DSUVIA.

ZB Dental’s distribution rights are non-exclusive for crossover ambulatory surgery centers and certain government customers, and do not extend to ambulatory care centers outside the class of trade or into hospitals. ZB Dental will conduct any distribution activities in a manner consistent with DSUVIA’s FDA-approved indication and REMS program, and within the parameters established in the Distribution Agreement. ZB Dental has the right to sublicense its distribution rights to its qualified marketing partners but may not otherwise sublicense its distribution rights to any third party without our prior written consent.

Termination of Grünenthal Amended Agreements

On May 18, 2020, we received a notice from Grünenthal GmbH, or Grünenthal, that it is exercising its right to terminate the amended Collaboration and License Agreement, or the Amended License Agreement, and the amended Manufacture and Supply Agreement, or the Amended MSA, together referred to as the Amended Agreements, between AcelRx and Grünenthal, effective on or about November 14, 2020. Upon termination, the rights to market and sell Zalviso in the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, will revert immediately back to us, although Grünenthal has the right to sell down its existing Zalviso inventory. We have a continuing obligation to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement; however, we have not yet entered into such an arrangement.

On May 20, 2020, we agreed to provide a right of first negotiation for a license agreement to replace the Grünenthal Amended License Agreement to a third party with which the Company is currently negotiating a license agreement for DZUVEO for the European market.

Termination of Proposed Acquisition of Tetraphase Pharmaceuticals, Inc.

On March 15, 2020, we entered into the Agreement and Plan of Merger (as amended on May 27, 2020 and May 29, 2020, the Merger Agreement) with Tetraphase Pharmaceuticals, Inc., or Tetraphase, and Consolidated Merger Sub, Inc., a Delaware corporation and indirect wholly-owned subsidiary of the Company, or Merger Sub, which provided for the merger of Merger Sub with and into Tetraphase, with Tetraphase continuing as the surviving corporation and an indirect wholly-owned subsidiary of AcelRx.

On June 4, 2020, Tetraphase terminated the Merger Agreement pursuant to its terms and paid AcelRx a termination fee of approximately $1.8 million.

Co-Promotion Agreement

On March 15, 2020, we entered into the Co-Promotion Agreement with Tetraphase to co-promote DSUVIA and Tetraphases’s XERAVA™ (eravacycline), which was subsequently amended on May 26, 2020. Under the terms of this agreement, each company is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls for each product. On March 16, 2020, in connection with entering into the Co-Promotion Agreement, we initiated a reduction in headcount, designed to eliminate the overlap with the Tetraphase commercial team in order to more efficiently commercialize DSUVIA alongside the Tetraphase commercial team and reduce operating expenses. We eliminated 30 positions, mainly within the commercial organization.

Either party can terminate the Co-Promotion Agreement with 15 months written notice. In the event of a change of control, or CoC, of either party, the CoC party will be subject to meeting certain performance standards, and if these performance standards are not met, then a royalty of 10% of net sales on the CoC party’s product will be payable to the non-CoC party until the end of the agreement. The non-CoC party will also be able to solicit the employees of the CoC party in the event of a change of control and have the right to terminate the agreement with one month’s written notice. On July 28, 2020, Tetraphase was acquired by La Jolla Pharmaceutical Company, and as a result, Tetraphase became a CoC party under the Co-Promotion Agreement.

General Trends and Outlook

COVID-19-related

Government-mandated shelter-in-place orders and related safety policies on account of the COVID-19 pandemic continue to prevent us from operating our business in the normal course. Beginning in March and April of 2020, state and local officials issued orders in response to the pandemic which included, among other things, requirements for residents to shelter in place and for non-essential businesses to cease activities at facilities within certain cities, counties, and states. State and local officials have taken different approaches to these orders, and some have not issued any such orders. Once issued, the orders have been relaxed and then tightened, depending on the rate of COVID-19 cases. As a result of these orders, we implemented a work from home policy for our California-based employees and we continue to adhere to the various and diverse orders issued by government officials in the jurisdictions in which we operate. In addition, hospitals, ambulatory surgery centers and other healthcare facilities have barred visitors that are not caregivers or mission-critical and otherwise restricted access to such facilities, and we have no visibility as to when these restrictions will be lifted. As a result, the educational and promotional efforts of our commercial and medical affairs personnel have been substantially reduced, and in some cases, stopped. We expect our near-term sales volumes to be adversely impacted as long as access to healthcare facilities by our commercial and medical affairs personnel continues to be limited. As a result, we also anticipate our operating expenses during this period to be lower than expected, primarily due to reduced travel, educational and promotional activities by our commercial and medical affairs teams. We will continue to evaluate the impact on our revenues and related metrics and operating expenses during this period and assess the need to adjust our expenses and expectations.

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

One Zalviso supplier was unable to perform certain services as planned, given government orders impacting their business, and as a result, this supplier provided us with a force majeure notice. We, in turn, provided a force majeure notice to Grünenthal under our Amended MSA. At this time, we believe this halt in production will not have a significant impact on our financial results, but we continue to work with our suppliers and Grünenthal to manage Zalviso production activities until on or about November 14, 2020 when the agreement with Grünenthal will terminate.

As a result of international travel restrictions, the timing for testing and acceptance of our DSUVIA high-volume packaging line has been delayed. Based on our best estimate, we project that the line will be installed and qualification completed in 2021.

We will continue to engage with various elements of our supply chain and distribution channel, including our customers, contract manufacturers, and logistics and transportation providers, to meet demand for products and to remain informed of any challenges within our supply chain. We continue to monitor demand and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 pandemic. However, if the COVID-19 pandemic continues and persists for an extended period of time, we may face disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Such supply disruptions may adversely impact our ability to generate sales of and revenues from our products and our business, financial condition, results of operations and growth prospects could be adversely affected.

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

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue commercialization activities to support the U.S. launch of DSUVIA, support European sales of Zalviso by Grünenthal or any replacement partner, and any future research and development activities needed to support the U.S. approval of Zalviso, once, and if, the NDA is resubmitted. As a result, we expect to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

We will incur capital expenditures related to the installation of our high-volume automated packaging line for DSUVIA, from which we expect to have qualified product being packaged beginning in 2021. We anticipate that the high-volume line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2022 and beyond.

Our net loss for the three and six months ended June 30, 2020 was $6.6 million and $22.5 million, respectively, compared to net losses of $12.4 million and $26.1 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $420.6 million. As of June 30, 2020, we had cash, cash equivalents and short-term investments totaling $43.7 million compared to $66.1 million as of December 31, 2019.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and six months ended June 30, 2020, from those previously disclosed in our Annual Report.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our commercial launch of DSUVIA, our research and development efforts, variations in the level of expenditures related to commercial launch and development efforts during any given period, and the uncertainty as to the extent and magnitude of the impact from the COVID-19 pandemic. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. In particular, to the extent our commercial and medical affairs personnel continue to be restricted from accessing hospitals and ambulatory surgical centers due to COVID-19, and to the extent government authorities and healthcare providers are continuing to limit elective surgeries, we expect our sales volume to be adversely affected.

Three and Six Months Ended June 30, 2020 and 2019

Revenue

Product Sales Revenue

The Company’s product sales revenue consists of sales of DSUVIA in the U.S. and Zalviso in Europe.

Product sales revenue by product for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
DSUVIA	$2	$55	$(53)	(96)%	$157	$102	$55	54%
Zalviso	301	713	(412)	(58)%	420	792	(372)	(47)%
Total product sales revenue	$303	$768	$(465)	(61)%	$577	$894	$(317)	(35)%

The decrease in DSUVIA product sales revenue for the three months ended June 30, 2020, as compared to the prior year period, is primarily due to the adverse effects of the COVID-19 pandemic on our sales efforts. The increase in DSUVIA product sales revenue for the six months ended June 30, 2020, as compared to the prior year period, is due to the ramp of the commercial launch of DSUVIA in the United States, which began in the first quarter of 2019.

The decrease in Zalviso product sales revenue for the three and six months ended June 30, 2020, as compared to the prior year period, was primarily the result of decreased orders from Grünenthal. During the three months ended June 30, 2020, Grünenthal terminated the Amended Agreements, effective on or about November 14, 2020. As of June 30, 2020, we had current deferred revenue under the Amended Agreements with Grünenthal of $0.3 million.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue includes revenue under the Amended Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe.

Contract and other collaboration revenue for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	$37	$118	$(81)	(69)%	$121	$203	$(82)	(40)%
Royalty revenue	12	40	(28)	(70)%	40	67	(27)	(40)%
Other revenue	2,572	15	2,557	17,047%	2,572	42	2,530	6,024%
Total contract and other collaboration revenue	$2,621	$173	$2,448	1,415%	$2,733	$312	$2,421	776%

As of June 30, 2020, the deferred revenue balance under the Amended Agreements with Grünenthal was $0.3 million, all of which is current due to the contract termination on or about November 14, 2020. The estimated margin we expect to receive on transfer prices under the Amended Agreements was deemed to be a significant and incremental discount on manufacturing services, as compared to market rates for contract manufacturing margin. The deferred revenue balance will decline on a straight-line basis through the contract termination, on or about November 14, 2020, as we recognize product sales revenue under the Amended Agreements.

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

Cost of Goods Sold

As mentioned above, we commenced commercial sales of DSUVIA in the first quarter of 2019.

Total cost of goods sold for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
Direct costs	$379	$563	$(184)	(33)%	$625	$687	$(62)	(9)%
Indirect costs	991	1,247	(256)	(21)%	2,256	2,353	(97)	(4)%
Total costs of goods sold	$1,370	$1,810	$(440)	(24)%	$2,881	$3,040	$(159)	(5)%

Direct costs from contract manufacturers for DSUVIA and Zalviso in the three and six months ended June 30, 2020 totaled $0.4 million and $0.6 million, respectively, including inventory impairment charges of $0.3 million, and $0.4 million, respectively. In the six months ended June 30, 2020, $0.3 million of these charges related to the termination of the Amended Agreements, while $0.1 million related to DSUVIA inventory that may expire before being sold. Direct costs from contract manufacturers for DSUVIA and Zalviso in the three and six months ended June 30, 2019 totaled $0.6 million and $0.7 million, respectively. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA and Zalviso totaled $1.0 million and $2.3 million in the three and six months ended June 30, 2020, respectively, while the indirect costs to manufacture DSUVIA and Zalviso in the three and six months ended June 30, 2019 totaled $1.3 million and $2.4 million, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses.

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

We expect to incur future research and development expenditures to support the FDA regulatory review of the Zalviso NDA, once, and if, it is resubmitted. The timing of the resubmission of the Zalviso NDA is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

We track external development expenses on a program-by-program basis. Our development resources are shared among all our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead.

Below is a summary of our research and development expenses during the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Drug Indication/Description	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
DSUVIA	$187	$130	$57	44%	$479	$276	$203	74%
Zalviso	3	158	(155)	(98)%	32	339	(307)	(91)%
Overhead	623	875	(252)	(29)%	1,714	1,925	(211)	(11)%
Total research and development expenses	$813	$1,163	$(350)	(30)%	$2,225	$2,540	$(315)	(12)%

Research and development expenses during the three and six months ended June 30, 2020 decreased as compared to the three and six months ended June 30, 2019 and included decreases in Zalviso-related spending and overhead expenses, partially offset by increases in DSUVIA-related spending.

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

Total selling, general and administrative expenses for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
Selling, general and administrative expenses	$7,575	$11,329	$(3,754)	(33)%	$20,886	$21,305	$(419)	(2)%

Selling, general and administrative expenses decreased by $3.8 million during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 and decreased by $0.4 million during the six months ended June 30, 2019. The decrease in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, is primarily due to net decreases in selling, general and administrative expenses of $1.9 million in DSUVIA commercialization-related expenses, such as travel, a $1.3 million reduction in personnel costs and a decrease in business development expenses of $0.6 million, including a decrease of $0.5 million related to the Merger Agreement with Tetraphase (net of the associated $1.8 million termination fee). The decrease in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, is primarily due to net decreases in selling, general and administrative expenses of $1.7 million in DSUVIA commercialization-related expenses, partially offset by an increase in business development-related expenses of $1.3 million, including $1.2 million related to the Merger Agreement with Tetraphase (net of the associated $1.8 million termination fee).

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

 Other Income (Expense)

Total other expense for the three and six months ended June 30, 2020 and 2019, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
Interest expense	$(872)	$(500)	$(372)	74%	$(1,727)	$(876)	$(851)	97%
Interest income and other income (expense), net	270	456	(186)	(41)%	205	1,083	(878)	(81)%
Non-cash interest income (expense) on liability related to sale of future royalties	834	996	(162)	(16)%	1,677	(611)	2,288	(374)%
Total other income (expense)	$232	$952	$(720)	(76)%	$155	$(404)	$559	(138)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense increased in the three and six months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily as a result of a higher outstanding loan balance. As of June 30, 2020, the accrued balance due under the Loan Agreement with Oxford was $24.7 million. Refer to Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

Interest income and other income (expense), net, for the three and six months ended June 30, 2020 and 2019 primarily consisted of interest earned on our investments. Interest income decreased in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, primarily due to a lower average investment balance, combined with lower yields on those investments.

The non-cash interest income (expense) on the liability related to the sale of future royalties, is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 7 “Liability Related to Sale of Future Royalties”, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability and the interest rate. During the three months ended June 30, 2019, we made a material revision to our estimates as the expected payments under the Royalty Monetization are less than the $65.0 million in gross proceeds received. The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement, prospectively, as an offset to the interest expense that was recognized in prior periods. During the three months ended June 30, 2020, Grünenthal terminated the Amended License Agreement, effective on or about November 14, 2020. There is a continuing obligation on our part, through the term of the Royalty Monetization, to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. However, without a New Arrangement to commercialize Zalviso in the Territory, we are currently unable to estimate the future payments to PDL over the remaining life of the Royalty Monetization. If the Company is unable to find a New Arrangement, a contingent gain of up to approximately $65 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization, there are significant uncertainties surrounding the amount and timing of future payments and the probability of realization of the estimated contingent gain.

The effective interest income rate for both the three and six months ended June 30, 2020 was approximately 4.0%. The effective interest income rate for the three months ended June 30, 2019 was approximately 4.2%, and the effective interest expense rate for the six months ended June 30, 2019 was approximately 1.4%. We anticipate that we will record approximately $3 million in non-cash interest income related to the Royalty Monetization for the year ending December 31, 2020.

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

As of June 30, 2020, we had cash, cash equivalents and investments totaling $43.7 million compared to $66.1 million as of December 31, 2019. The decrease was primarily due to cash required to fund our continuing operations, as we continued our commercialization activities for DSUVIA and support for Grünenthal’s European sales of Zalviso, as well as business development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements through the third quarter of 2021; however, our expectations may change depending on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the negative impact on sales volumes as our sales force is limited in its access to potential customers, our expenditures related to the United States commercial launch of DSUVIA and the timing of business development activities. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

On July 23, 2020, we completed a registered direct offering in which we issued and sold 9,433,962 shares of our common stock at a price of $1.06 per share. The total net proceeds from this offering were approximately $10.0 million, after deducting estimated expenses payable by us of $25,000.

We have a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. As of June 30, 2020, we had issued and sold an aggregate of approximately 11.2 million shares of common stock pursuant to the ATM Agreement, for which we had received net proceeds of approximately $35.3 million, after deducting commissions, fees and expenses of approximately $1.0 million. As of June 30, 2020, we have the ability to sell approximately $43.8 million of our common stock under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan and used approximately $8.9 million of the proceeds from the Loan to repay our outstanding obligations under the Prior Agreement with Hercules. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, we received $15.9 million in net proceeds. As of June 30, 2020, the accrued balance under the Loan Agreement was $24.7 million. For more information, see Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements.

During the three months ended June 30, 2020, Grünenthal terminated the Amended License Agreement, effective on or about November 14, 2020. There is a continuing obligation on our part, through the term of the Royalty Monetization, to use commercially reasonable efforts to negotiate a New Arrangement. The Royalty Monetization will be repaid to PDL over the life of the agreement through a portion of the European royalties and milestones received under the Amended License Agreement with Grünenthal and any New Arrangement, if executed. For more information, see Note 7 “Liability Related to the Sale of Future Royalties” in the accompanying notes to the Condensed Consolidated Financial Statements.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(24,054)	$(25,559)
Net cash provided by (used in) investing activities	29,578	(10,246)
Net cash provided by financing activities	1,581	12,901

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

Cash used in operating activities of $24.1 million during the six months ended June 30, 2020, reflected a net loss of $22.5 million, partially offset by aggregate non-cash charges of $2.3 million and included an approximate $3.8 million net change in our operating assets and liabilities. Non-cash charges included $2.2 million for stock-based compensation expense, $1.7 million in non-cash interest income on the liability related to the royalty monetization and $1.0 million in depreciation expense. The net change in our operating assets and liabilities included a $1.8 million decrease in accrued liabilities, a $2.9 million decrease in deferred revenue and a $0.7 million increase in accounts payable.

Cash used in operating activities of $25.6 million during the six months ended June 30, 2019, reflected a net loss of $26.1 million, partially offset by aggregate non-cash charges of $3.7 million. Non-cash charges included $2.5 million in stock-based compensation expense, $0.7 million in depreciation expense and $0.6 million in non-cash interest expense on the liability related to the Royalty Monetization. The net change in our operating assets and liabilities of $3.2 million included a $2.0 million increase in inventories.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales and maturities of our available-for-sale investments.

During the six months ended June 30, 2020, cash provided by investing activities of $29.6 million was the net result of $58.6 million in proceeds from maturity of investments, offset by $28.8 million for purchases of investments and purchases of property and equipment of $0.2 million. During the six months ended June 30, 2019, cash used in investing activities of $10.2 million was the net result of $28.2 million for purchases of investments and $1.8 million for purchases of property and equipment, offset by $19.7 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the six months ended June 30, 2020, cash provided by financing activities was primarily due to $1.4 million in net proceeds received under the ATM Agreement and $0.2 million in proceeds as a result of stock purchases made under our Amended 2011 ESPP, partially offset by $0.1 million used for payment of employee tax obligations relating to the vesting of restricted stock units. During the six months ended June 30, 2019, cash provided by financing activities was primarily due to $24.8 million in net proceeds received in connection with the Loan Agreement with Oxford, offset by $8.9 million for the repayment of the Prior Agreement, $3.5 million in payments of long-term debt under the Prior Agreement and $0.4 million in proceeds as a result of stock purchases made under our ESPP and stock option exercises.

Operating Capital and Capital Expenditure Requirements

Our current operating plan includes expenditures related to the continued launch of DSUVIA in the United States. This plan includes an assumption that COVID-19 related restrictions on access to potential customers and elective surgeries will continue to be lifted, as well as anticipated activities required to resubmit the Zalviso NDA. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast that our existing capital resources will permit us to meet our capital and operational requirements through the third quarter of 2021 is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the accuracy of our estimates regarding the sufficiency of our cash resources and expenses;
•	the impact and timing of COVID-19 on our operations, our sales representatives’ access to hospitals or other healthcare facilities, and our level of sales;
•	expenditures related to the launch of DSUVIA and potential commercialization of Zalviso;
•	future manufacturing, selling and marketing costs related to DSUVIA and Zalviso, including our contractual obligations to Grünenthal or another third party for Zalviso;
•	costs associated with business development activities and licensing transactions;
•	the outcome, timing and cost of the regulatory resubmission of Zalviso and any approval for Zalviso;
•	the initiation, progress, timing and completion of any post-approval clinical trials for DSUVIA, or Zalviso, if approved;
•	changes in the focus and direction of our business strategy and/or research and development programs;
•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;
•	delays that may be caused by changing regulatory requirements;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of DSUVIA and Zalviso;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the expenses associated with any possible litigation.

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

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Off-Balance Sheet Arrangements

Through June 30, 2020, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three and six months ended June 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As previously disclosed, several lawsuits were filed in connection with our proposed acquisition of Tetraphase. Following Tetraphase’s termination of our merger agreement, the below merger-related complaints naming AcelRx and Consolidation Merger Sub, Inc. as defendants were voluntarily dismissed on or about June 9, 2020:

●

the putative class action complaint, captioned Plumley v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 1:20-cv-00496, filed by Patrick Plumley in the United States District Court for the District of Delaware;

●

the putative class action complaint, captioned Garity v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 1:20-cv-00542, filed by Edward Garity in the United States District Court for the District of Delaware;

●	the putative class action complaint, captioned Kashavena v. Tetraphase Pharmaceuticals, Inc., et al., Case No. 2081-cv-01005, filed by Vanamala Kashavena in the Middlesex County Superior Court.

The Plumley and Garity complaints alleged violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The plaintiffs in these actions generally alleged that the registration statement on Form S-4 omitted material information with respect to the proposed transaction, which rendered such registration statement false and misleading. The Kashavena complaint alleged that the members of the Tetraphase Board breached their fiduciary duties of care, loyalty/good faith and candor/disclosure by allegedly entering into the merger through a flawed and unfair process and disseminating a materially incomplete and misleading registration statement in connection with the merger.  The Kashavena complaint alleged that Tetraphase, AcelRx and Merger Sub aided and abetted in the alleged breach of fiduciary duties. The complaints sought preliminary and permanent injunction of the proposed transaction and, if the merger was consummated, rescission or rescissory damages. The complaints also sought the dissemination of a registration statement that disclosed certain information requested by the plaintiffs. In addition, the complaints sought attorneys’ and experts’ fees.

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

In response to the COVID-19 pandemic, hospitals, ambulatory surgery centers and other healthcare facilities have barred visitors that are not caregivers or mission-critical and we have no visibility as to when this restriction on access will be lifted for all of our customers. As a result, our commercial and medical affairs teams’ educational and promotional efforts have been substantially reduced, and in some cases, stopped. As a result, we expect our near-term sales volumes to be adversely impacted for as long as access to healthcare facilities by our commercial and medical affairs personnel continues to be limited.

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

The degree of market acceptance of DSUVIA and Zalviso, if approved, in the United States, or DZUVEO and Zalviso in Europe, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;
•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payers;
•	the use of DSUVIA for the management of moderate-to-severe acute pain by a healthcare professional for patient types that were not specifically studied in our Phase 3 trials;
•	the use of Zalviso for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;
•	the prevalence and severity of any adverse events, or AEs, or serious adverse events, or SAEs;
•	overcoming any perceptions of sufentanil as a potentially unsafe drug due to its high potency opioid status;
•	limitations or warnings contained in the U.S. Food and Drug Administration, or FDA-approved label for DSUVIA, or the European Medicines Agency, or EMA,-approved label for DZUVEO or Zalviso;
•	restrictions or limitations placed on DSUVIA due to the REMS program;
•	availability of alternative treatments;
•	existing capital investment by hospitals in IV PCA technology;
•	pricing and cost-effectiveness;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies;
•	our ability to obtain formulary approval; and,
•	our ability to obtain and maintain sufficient third-party coverage and reimbursement.

If our approved products do not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, we may not generate sufficient revenue and become or remain profitable.

If we are unable to maintain or grow our sales and marketing capabilities or enter into agreements with third parties to market and sell our products outside of the United States, we may be unable to generate sufficient product revenue.*

In order to commercialize DSUVIA and Zalviso, if approved, in the United States, we must maintain or grow internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. We have entered into agreements with third parties for the distribution of DSUVIA and plan to enter into such agreements for Zalviso, if approved, in the United States; however, if these third parties do not perform as expected or there are delays in establishing such relationships for Zalviso, if approved, our ability to effectively distribute products would suffer.

We have entered into a collaboration with Grünenthal for the commercialization of Zalviso in Europe and Australia and Grünenthal has exercised its right to terminate the collaboration, effective on or about November 14, 2020. We intend to enter into additional strategic partnerships with third parties to commercialize our products outside of the United States, including a replacement license agreement for Zalviso in Europe. Per the terms of royalty monetization arrangement with PDL, we are obligated to use commercially reasonable efforts to negotiate a replacement license agreement. Accordingly, even if we are able to enter into a replacement license agreement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing to PDL is reached. DZUVEO was approved by the EC in June 2018. We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe, and there can be no assurance that we will successfully enter into such an agreement. We may also consider the option to enter into strategic partnerships for DSUVIA, or Zalviso, if approved, in the United States. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document.

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

In March 2020, in connection with the Co-Promotion Agreement with Tetraphase Pharmaceuticals, Inc., we reduced the size of our commercial team to eliminate the overlap with the Tetraphase commercial team and, given our reduced workforce, we may experience difficulties in retaining our existing employees and managing our operations, including our continued commercialization of DSUVIA.*

As of June 30, 2020, we had 54 full-time employees. On March 15, 2020, we entered into the Agreement and Plan of Merger, or Merger Agreement, and the Co-Promotion Agreement with Tetraphase Pharmaceuticals, Inc., or Tetraphase. In connection with the Co-Promotion Agreement, we reduced the size of our commercial team to eliminate the overlap with the Tetraphase commercial team and reduce operating expenses. The restructuring resulted in the elimination of 30 positions, or approximately 33% of our workforce. On June 4, 2020 Tetraphase terminated the Merger Agreement pursuant to its terms and paid AcelRx a termination fee of approximately $1.8 million. On July 28, 2020, Tetraphase was acquired by La Jolla Pharmaceutical Company. It is unclear what impact the acquisition may have on the Co-Promotion Agreement.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, any research, clinical development, manufacturing or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. For example, during the three months ended June 30, 2020, Grünenthal terminated the Amended License Agreement, effective on or about November 14, 2020. We have a continuing obligation, through the term of the Royalty Monetization with PDL, to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully and timely transition terminated collaborative agreements, including entering into a New Arrangement for Zalviso in Europe, we may have to undertake development and commercialization activities at our own expense or find alternative sources of capital.

Approval of Zalviso and DZUVEO in Europe has resulted in a variety of risks associated with international operations that could materially adversely affect our business.

Our existing collaboration with Grünenthal for Zalviso requires us to supply product to support the European commercialization of Zalviso and it is possible that any New Arrangement would also include such a requirement. In addition, with the June 2018 approval of DZUVEO in Europe, we intend to enter into agreements with third parties to market DZUVEO in Europe, which may also require us to supply product to those third parties. We may be subject to additional risks related to entering into international business relationships, including:

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

Our ability to commercialize DSUVIA or Zalviso, if approved, in the United States, and any future collaboration partner’s ability to commercialize DZUVEO or Zalviso in Europe successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payer programs at the federal and state levels, authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payers.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for DSUVIA or Zalviso, if approved, in the United States, and DSUVIA/DZUVEO and Zalviso in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with our sales of DSUVIA and Zalviso, if approved, in the United States, European sales of Zalviso, and future product sales of DZUVEO, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

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

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, separate pricing and reimbursement approvals may impact any future collaboration partners’ ability to market and successfully commercialize our products in the 27 member states of the European Union. Adverse pricing limitations may hinder our ability to recoup our investment in DSUVIA in the United States, or Zalviso, even after obtaining FDA marketing approval.

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

We intend to rely on a limited number of distributors and pharmaceutical wholesalers to distribute DSUVIA and Zalviso, if approved, in the United States.

We intend to rely primarily upon distributors and pharmaceutical wholesalers in connection with the distribution of DSUVIA and Zalviso, if approved, in the United States. As part of the DSUVIA REMS program, we monitor distribution and audit wholesalers’ data and will monitor such data from other distributors. If our distributors and wholesalers do not comply with the DSUVIA REMS requirements, or if we are unable to establish or maintain our business relationships with these distributors and pharmaceutical wholesalers on commercially acceptable terms, or if our distributors and wholesalers are unable to distribute our drugs for regulatory, compliance or any other reason, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax, and effective January 1, 2021, also eliminates the health insurer tax. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule, starting in 2020, permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how this decision, such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has begun soliciting feedback on some of these measures and has implemented others under its existing authority. For example, in September 2018, Centers for Medicare & Medicaid Services, or CMS, announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and EpiPens to patients of federally qualified health centers. Although these, and other measures will require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. For example, DSUVIA is subject to a deferred post-marketing requirement for study in the pediatric population ages 6-17 years. A draft protocol for this trial was submitted in May 2020 and the final protocol is planned for August 2020. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, we intend to seek approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce the size of the commercial opportunity.

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

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our products or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. For example, DSUVIA is subject to a deferred post-marketing requirement for study in the pediatric population ages 6-17 years. A draft protocol for this trial was submitted in May 2020 and the final protocol is planned for August 2020. Additionally, the labeling approved for DSUVIA includes restrictions on use due to the opioid nature of sufentanil. If approved, the labeling for Zalviso will likely include similar restrictions on use.

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

Except for Zalviso and DZUVEO, which are both approved in Europe, we may never obtain additional regulatory approvals for our products and product candidates outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we or our commercial partners, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. On September 22, 2015, we announced that the EC had approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. In April 2016, Grünenthal completed the first commercial sale of Zalviso. The Amended Agreements with Grünenthal are terminating on or about November 14, 2020. We have not yet negotiated a New Arrangement and there can be no assurance that we will successfully enter into a New Arrangement. In June 2018, we announced that the EC had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement.

Part of the foreign regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The foreign regulatory agency may delay, limit or deny marketing approval as a result of such inspections. We, our contract manufacturers, and their vendors, are all subject to preapproval and post-approval inspections at any time. The results of these inspections could impact our ability to obtain regulatory approval of DSUVIA and Zalviso in countries outside of the United States and Europe, or our ability to launch and successfully commercialize these products, once approved. In addition, results of EMA inspections could impact our ability to maintain EC approval of Zalviso and DZUVEO, and any future collaboration partner’s ability to expand and sustain commercial sales of Zalviso or DZUVEO in Europe.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2020 and may continue to incur losses in the future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of June 30, 2020, we had an accumulated deficit of $420.6 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA, conduct research and development activities, including the FDA regulatory review of the Zalviso NDA, once resubmitted, and support the manufacturing and supply of Zalviso in Europe for Grünenthal until our obligations under the Amended Agreements terminate. Grünenthal’s sales of Zalviso in Europe have historically been small. If DSUVIA is not successfully commercialized in the U.S., or if Zalviso is not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

We have not yet generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA and began the commercial launch of DSUVIA in the United States, we may never generate enough revenues from sales of DSUVIA, or Zalviso, if approved, in the United States to become profitable. Although DZUVEO was approved by the EC in June 2018, we have not yet entered into a collaboration agreement with a strategic partner to commercialize DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. While we have a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia that terminates on or about November 14, 2020, Grünenthal was unable to achieve a level of commercial sales of Zalviso for which we were able to receive sales milestone payments.

In September 2015, we consummated a monetization transaction with PDL BioPharma, Inc., or PDL, pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the Amended License Agreement, subject to a capped amount, referred to as the Royalty Monetization. As mentioned above, during the three months ended June 30, 2020, Grünenthal terminated the Amended License Agreement, effective on or about November 14, 2020. Per the terms of the Royalty Monetization, we are obligated to use commercially reasonable efforts to negotiate a replacement license agreement. Accordingly, even if we are able to enter into a replacement license agreement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing to PDL is reached. We do not anticipate generating significant near-term revenues from DSUVIA or Zalviso, if approved, in the United States. Our ability to generate future revenues from product sales depends heavily on our success in:

•	maintaining regulatory approval for DSUVIA and obtaining and maintaining regulatory approval for Zalviso in the United States; and
•

launching and commercializing DSUVIA and Zalviso, if approved, in the United States by building, internally or through collaborations, an institutionally focused sales force, and launching and commercializing DZUVEO and Zalviso internationally by entering into collaborations, which may require additional funding.

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

We have been substantially dependent on our commercial partner, Grünenthal, to successfully commercialize Zalviso in Europe and they have terminated their collaboration agreement with us.*

Under our agreements with Grünenthal, we granted Grünenthal rights to commercialize Zalviso in the Territory for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings. In September 2015, the EC approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, and Grünenthal began its European launch of Zalviso with the first commercial sale occurring in April 2016. On May 18, 2020, we received a notice from Grünenthal that it is exercising its right to terminate the Amended Agreements, effective on or about November 14, 2020.

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

We have not realized the expected benefits from our collaboration with Grünenthal, and may not realize the expected benefits from any New Arrangement, due to a number of important factors, including:

•

The timing and amount of any payments we may receive under our agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Zalviso by Grünenthal and any future collaboration partner in Europe;

•	Grünenthal has changed the focus of its commercialization efforts to pursue higher-priority programs and any future collaboration partner may do the same;
•

Grünenthal has reduced and will stop its commercialization efforts in countries where it currently has the sole right to commercialize Zalviso requiring us to find another collaboration partner for Zalviso in Europe; and

•	Grünenthal has terminated its agreements with us, and any future collaboration partner may also terminate any future agreement with us, adversely affecting our potential revenue from Zalviso;

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

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to cease operations.*

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with our ongoing activities including the commercial launch of DSUVIA in the United States and support for FDA regulatory review of the Zalviso NDA, once resubmitted. While we believe we have sufficient capital resources to continue planned operations through the third quarter of 2021, we will need additional capital to pursue full commercialization of DSUVIA and Zalviso, if approved.

Clinical trials, regulatory reviews, and the launch of commercial product are expensive activities. In addition, commercialization costs for DSUVIA and Zalviso, if approved, in the United States may be significantly higher than estimated as a result of technical difficulties or otherwise. Revenues may be lower than expected and costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. In the future, we may seek to sell additional equity securities, including under the Sales Agreement with Cantor, and debt securities, monetize or securitize certain assets including future royalty streams and milestones, refinance our loan agreement, obtain a revolving credit facility, enter into product development, license or distribution agreements with third parties, or divest DSUVIA, DZUVEO or Zalviso. Such arrangements may not be available on favorable terms, if at all.

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

As of June 30, 2020, we had approximately $24.7 million of accrued debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

In addition, we have not yet entered into a collaboration agreement for the sale of DZUVEO in Europe, but we anticipate that any future collaboration agreement will likely require us to manufacture and supply DZUVEO to our commercial partner. As mentioned above, we are obligated to manufacture and supply Zalviso under the Amended Agreements with Grünenthal for use in Europe and their other licensed territories and may be required to do so under any New Arrangement. If we are unable to establish a reliable commercial supply of Zalviso for Europe, we may be unable to satisfy our obligations under any New Arrangement in a timely manner or at all, and we may, as a result, be in breach of any New Arrangement. If any such breach, or other breach, were to be material and remain uncured, it could result in termination of the New Arrangement, which in turn could result in us being responsible for indemnification of losses suffered by PDL under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely affected.

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

We have built out a suite within our CMO’s production facility in Cincinnati, Ohio that serves as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at this location. While we have produced a number of commercial lots to support Grünenthal’s launch in Europe, our experience is limited, which has impacted our ability to deliver commercial supplies to Grünenthal on a timely basis, and may in the future impact our ability to deliver commercial supplies under any New Arrangement, if required, on a timely basis.

In January 2013, we entered into an agreement with a CMO to manufacture, supply, and provide certain validation and stability services with respect to Zalviso for potential sales in the United States, Canada, Mexico and other countries, subject to agreement by the parties to any additional fees for such other countries. On August 22, 2017, we entered into an amendment to this agreement to manufacture, supply, and provide certain validation and stability services with respect to DSUVIA for sales in the United States, and potential sales in Canada and Mexico, and other countries. There is no guarantee that our CMO’s services will be satisfactory or that they will continue to meet the strict regulatory guidelines of the FDA or other foreign regulatory agencies. If our CMO cannot provide us with an adequate supply of sufentanil sublingual tablets, we may be required to pursue alternative sources of manufacturing capacity. Switching or adding commercial manufacturing capability can involve substantial cost and require extensive management time and focus, as well as additional regulatory filings which may result in significant delays. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired commercial timelines, thereby increasing our costs and reducing our ability to generate revenue.

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

We may not be able to establish additional sources of supply for sufentanil-containing sublingual tablets or device manufacture. Such suppliers are subject to FDA and other foreign regulatory agency’s regulations requiring that materials be produced under cGMPs or Quality System Regulations, or QSR, or in ISO 13485 accredited manufacturers, and subject to ongoing inspections by regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in delays and interruptions to our product supply while we seek to secure another supplier that meets all regulatory requirements. In addition, if we are unable to establish a reliable commercial supply of Zalviso for Europe, we may be unable to satisfy our obligations under any New Arrangement, if required, in a timely manner or at all, and we may, as a result, be in breach of any New Arrangement.

For DSUVIA, we currently package the finished goods under a manual process and would package finished goods of DZUVEO in the same manner. The capacity and cost to package the finished goods under this manual process is not optimal to support successful future sales of DSUVIA and DZUVEO. We have initiated the process to purchase an automated filling and packaging line to support increased capacity packaging for DSUVIA and DZUVEO. Despite the delays due to the impact of COVID-19, we are projecting to complete the acquisition and installation of this line in 2021. There is no assurance that we will be able to successfully purchase, install or validate the automated filling and packaging line for DSUVIA and DZUVEO. If we are successful in the purchase, installation and validation of this equipment and process, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product on this line.

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

The DEA limits the availability and production of all Schedule II controlled substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers apply for quotas on our behalf. We will need significantly greater amounts of sufentanil to successfully commercialize DSUVIA, to support European commercialization of DZUVEO and Zalviso, and to commercialize Zalviso, if approved in the United States. Any delay by the DEA in establishing the procurement quota, reduction in our quota for sufentanil, failure to increase our quota over time to meet anticipated increases in demand, or refusal by the DEA to establish the procurement quota could delay or stop the commercial sale of our approved products or the clinical development of Zalviso in the United States. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In order to supply the Zalviso device to Grünenthal, or any future collaborator, for commercial sales, we must maintain conformity of our quality system to applicable ISO standards and must comply with applicable European laws and directives.

We underwent a Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in Europe. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. The CE Mark was originally issued by the British Standards Institution, or BSI, a Notified Body, or NB, located in the United Kingdom, or U.K., or BSI-U.K. The CE Mark file and certification has been transferred to the Netherlands NB of BSI, or BSI-NL, to mitigate the uncertainty with regards to Brexit. The ISO certification issued through BSI-U.K. was recently upgraded to the latest version of the standard, ISO 13485:2016 through BSI-U.K. and remains in effect. BSI ISO 13485:2016 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and European Economic Area (which includes the 27 EU member states as well as Norway, Iceland and Liechtenstein), or EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE Mark to our Zalviso device, which would prevent Grünenthal, or any future collaboration partner, from selling these devices within the EU and EEA.

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

We may acquire or invest in companies, product candidates or products that we believe could complement or expand our business or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of management and has caused, and in the future may cause, us to incur various costs and expenses in identifying, investigating, and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in completing or realizing anticipated benefits from such transactions.

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

Our insurance coverage includes the sale of Zalviso to our commercial partner, Grünenthal, and will likely include the sale of Zalviso by any future commercial partner. We intend to commercialize and promote DZUVEO in Europe with a strategic partner which may result in further expansion of our insurance coverage to include sales of DZUVEO in Europe. There can be no assurance that such coverage will be adequate to protect us against any future losses due to liability.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of June 30, 2020, we are the owner of record of 80 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents include patents we have listed in the FDA’s Orange Book for DSUVIA and patents expected to provide coverage until 2031. These issued patents also include a European patent covering the DZUVEO device that is expected to provide coverage until at least 2036.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $3.93 and $1.66 during 2019, and between $0.76 and $2.07 during the first six months of 2020. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States or to successfully develop and commercialize Zalviso in the United States;
•	inability to obtain additional funding needed to conduct our planned business operations;
•	the integration and performance of any businesses we may acquire;
•	uncertainties regarding the magnitude and duration of impacts we are experiencing due to COVID-19;
•	the perception of limited market sizes or pricing for our products;
•	further delays in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the Zalviso NDA, upon resubmission;
•	inability to enter into, or unfavorable terms associated with, a New Arrangement for the commercialization of Zalviso in Europe;
•	safety issues;
•	adverse results or delays in future clinical trials;
•	changes in laws or regulations applicable to our products;
•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	changes in the structure of the healthcare payment systems;
•	inability to maintain ISO 13485 certification and CE Mark approval for Zalviso;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;
•	failure to maintain our existing collaborations or enter into new collaborations;
•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;
•

announcements of significant acquisitions, strategic partnerships, joint ventures, or other significant transactions, including disposition transactions, or capital commitments by us or our competitors;

•

disputes or other developments relating to employment matters, business development efforts, proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

3.3	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	01/07/2011

10.1+§	Transition Services Agreement and General Release between the Registrant and Lawrence Hamel, dated April 3, 2020.	8-K	333-170594	10.1	04/08/2020

10.2+§	Consulting Agreement, between the Registrant and Lawrence Hamel, dated April 3, 2020.	8-K	333-170594	10.2	04/08/2020

10.3+	2020 Cash Bonus Plan Summary.	10-Q	001-35068	10.7	5/11/2020

10.4	Amendment No. 1 to Co-Promotion Agreement, between the Registrant and Tetraphase, dated as of May 26, 2020.	8-K	001-35068	10.3	05/29/2020

10.5	Amendment No. 1 to the Controlled Equity OfferingTM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of April 29, 2020.	S-3	333-239156	1.3	06/12/2020

10.6+	2020 Equity Incentive Plan.	S-8	333-239213	99.1	06/16/2020

10.7+	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2020 Equity Incentive Plan.	S-8	333-239213	99.2	06/16/2020

10.8+	Forms of RSU Award Grant Notice and Award Agreement (RSU Award) under the 2020 Equity Incentive Plan.	S-8	333-239213	99.3	06/16/2020

10.9+	Amended and Restated 2011 Employee Stock Purchase Plan.	S-8	333-239213	99.4	06/16/2020

10.10+	Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

Date: August 10, 2020	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)