Form 10-Q
period 2020-09-30
ACELRX PHARMACEUTICALS INC
filed 2020-11-05
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

or

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

As of October 28, 2020, the number of outstanding shares of the registrant’s common stock was 90,477,613.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

•	the expected benefits of the promotion agreement with La Jolla Pharmaceutical Company;

•	the size and growth potential of the markets for DSUVIA, and Zalviso® (sufentanil sublingual tablet system), if approved in the United States, and our ability to serve those markets;

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

•

the impact of the termination of the Collaboration and License Agreement and the Manufacture and Supply Agreement with Grünenthal GmbH, or Grünenthal, both of which will terminate on November 13, 2020;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2020 (Unaudited)	December 31, 2019(1)
Assets
Current Assets:
Cash and cash equivalents	$19,973	$14,684
Short-term investments	23,050	51,453
Accounts receivable, net	1,128	432
Inventories, net	1,982	3,295
Prepaid expenses and other current assets	1,663	1,824
Total current assets	47,796	71,688
Operating lease right-of-use assets	3,291	3,928
Property and equipment, net	14,372	14,552
Other assets	720	1,188
Total Assets	$66,179	$91,356

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,998	$1,720
Accrued liabilities	4,290	5,528
Long-term debt, current portion	8,720	4,630
Deferred revenue, current portion	196	411
Operating lease liabilities, current portion	1,131	970
Liability related to the sale of future royalties, current portion	225	352
Total current liabilities	16,560	13,611
Long-term debt, net of current portion	14,993	20,517
Deferred revenue, net of current portion	—	2,833
Operating lease liabilities, net of current portion	2,806	3,640
Liability related to the sale of future royalties, net of current portion	89,114	91,683
Other long-term liabilities	559	490
Total liabilities	124,032	132,774

Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 90,477,613 and 79,573,101 shares issued and outstanding as of September 30, 2020 and December 31, 2019	90	79
Additional paid-in capital	371,624	356,609
Accumulated deficit	(429,567)	(398,106)
Total stockholders’ deficit	(57,853)	(41,418)
Total Liabilities and Stockholders’ Deficit	$66,179	$91,356

(1)

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product sales	$1,287	$559	$1,864	$1,453
Contract and other collaboration	81	49	2,814	361
Total revenue	1,368	608	4,678	1,814

Operating costs and expenses:
Cost of goods sold	1,851	2,148	4,732	5,188
Research and development	956	1,058	3,181	3,598
Selling, general and administrative	7,598	10,936	28,484	32,241
Total operating costs and expenses	10,405	14,142	36,397	41,027
Loss from operations	(9,037)	(13,534)	(31,719)	(39,213)
Other income (expense):
Interest expense	(824)	(828)	(2,551)	(1,704)
Interest income and other income, net	106	645	311	1,728
Non-cash interest income on liability related to future sale of royalties	825	986	2,502	375
Total other income (expense)	107	803	262	399
Net loss before income taxes	(8,930)	(12,731)	(31,457)	(38,814)
Provision for income taxes	—	—	(4)	(3)
Net loss	$(8,930)	$(12,731)	$(31,461)	$(38,817)
Comprehensive loss	$(8,930)	$(12,731)	$(31,461)	$(38,817)
Net loss per share of common stock, basic and diluted	$(0.10)	$(0.16)	$(0.38)	$(0.49)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 11	87,912,505	79,461,121	82,895,664	79,053,256

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	79,573,101	$79	$356,609	$(398,106)	$(41,418)
Stock-based compensation	—	—	1,146	—	1,146
Restricted stock units vested	216,399	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(86)	—	(86)
Net proceeds from issuance of common stock in connection with equity financings	431,800	1	783	—	784
Issuance of common stock upon ESPP purchase	194,451	—	218	—	218
Net loss	—	—	—	(15,925)	(15,925)
Balance as of March 31, 2020	80,415,751	$80	$358,670	$(414,031)	$(55,281)
Stock-based compensation	—	—	1,090	—	1,090
Restricted stock units vested	29,434	—	—	—	—
Net proceeds from issuance of common stock in connection with equity financings	445,000	—	665	—	665
Net loss	—	—	—	(6,606)	(6,606)
Balance as of June 30, 2020	80,890,185	$80	$360,425	$(420,637)	$(60,132)
Stock-based compensation	—	—	1,104	—	1,104
Restricted stock units vested	7,789	—	—	—	—
Net proceeds from issuance of common stock in connection with equity financings	9,433,962	10	9,941	—	9,951
Issuance of common stock upon ESPP purchase	145,677	—	154	—	154
Net loss	—	—	—	(8,930)	(8,930)
Balance as of September 30, 2020	90,477,613	$90	$371,624	$(429,567)	$(57,853)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2018	78,757,930	$78	$349,194	$(345,019)	$4,253
Cumulative effect adjustment for adoption of ASU No. 2016-02	—	—	—	153	153
Stock-based compensation	—	—	1,107	—	1,107
Issuance of common stock upon exercise of stock options	13,583	—	31	—	31
Issuance of common stock upon ESPP purchase	85,135	1	238	—	239
Net loss	—	—	—	(13,674)	(13,674)
Balance as of March 31, 2019	78,856,648	$79	$350,570	$(358,540)	$(7,891)
Stock-based compensation	—	—	1,346	—	1,346
Issuance of common stock upon exercise of stock options	57,522	—	155	—	155
Issuance of warrants related to debt financing	—	—	383	—	383
Net loss	—	—	—	(12,412)	(12,412)
Balance as of June 30, 2019	78,914,170	$79	$352,454	$(370,952)	$(18,419)
Stock-based compensation	—	—	1,326	—	1,326
Issuance of common stock in connection with equity financings	500,000	—	1,233	—	1,233
Issuance of common stock upon exercise of stock options	40,497	—	83	—	83
Issuance of common stock upon ESPP purchase	118,334	—	234	—	234
Net loss	—	—	—	(12,731)	(12,731)
Balance as of September 30, 2019	79,573,001	$79	$355,330	$(383,683)	$(28,274)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(31,461)	$(38,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(181)	(238)
Non-cash interest income on liability related to royalty monetization	(2,502)	(375)
Depreciation and amortization	1,471	1,153
Non-cash interest expense related to debt financing	823	471
Stock-based compensation	3,340	3,779
Other	463	292
Changes in operating assets and liabilities:
Accounts receivable	(696)	(195)
Inventories	734	(2,981)
Prepaid expenses and other assets	616	(709)
Accounts payable	174	843
Accrued liabilities	(1,238)	465
Operating lease liabilities	(673)	(477)
Deferred revenue	(3,048)	(236)
Net cash used in operating activities	(32,178)	(37,025)
Cash flows from investing activities:
Purchase of property and equipment	(224)	(3,228)
Purchase of investments	(38,817)	(81,924)
Proceeds from maturities of investments	67,405	41,700
Net cash provided by (used in) investing activities	28,364	(43,452)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	25,000
Payment of costs in connection with refinancing of long-term debt	—	(190)
Payment of long-term debt	(2,583)	(3,470)
Extinguishment of debt	—	(8,864)
Net proceeds from issuance of common stock in connection with equity financings	11,400	1,233
Net proceeds from issuance of common stock through equity plans	372	742
Payment of employee tax obligations related to vesting of restricted stock units	(86)	—
Net cash provided by financing activities	9,103	14,451
Net increase (decrease) in cash and cash equivalents	5,289	(66,026)
Cash and cash equivalents—Beginning of period	14,684	87,975
Cash and cash equivalents—End of period	$19,973	$21,949

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEOTM in Europe) and Zalviso® are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although it has not yet entered into any such arrangement. The timing of the resubmission of the Zalviso new drug application, or NDA, is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and is currently being commercialized by Grünenthal GmbH, or Grünenthal.

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. Although Zalviso was approved for sale in Europe on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement (defined below) with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. In consideration of the expected termination of the Amended License Agreement, under the Royalty Monetization, the Company must use commercially reasonable efforts to negotiate a replacement license agreement with a third party. The Company expects to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

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

Co-Promotion Agreement

On March 15, 2020, the Company entered into a Co-Promotion Agreement, or the Co-Promotion Agreement, with Tetraphase Pharmaceuticals, Inc., or Tetraphase, to co-promote DSUVIA and Tetraphases’s XERAVA™ (eravacycline). Under the terms of the Co-Promotion Agreement, each company is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls for each product. Either party can terminate the agreement with 15 months written notice. In the event of a change of control, or CoC, of either party, the CoC party will be subject to meeting certain performance standards, and if these performance standards are not met, then a royalty of 10% of net sales on the CoC party’s product will be payable to the non-CoC party until the end of the agreement. The non-CoC party will also be able to solicit the employees of the CoC party in the event of a change of control and have the right to terminate the agreement with one month’s written notice. On July 28, 2020, Tetraphase was acquired by La Jolla Pharmaceutical Company, or La Jolla, and as a result, Tetraphase became a CoC party under the Co-Promotion Agreement. The Promotion Agreement (see below) terminated the Co-Promotion Agreement.

There were no material revenues or expenses related to the Co-Promotion Agreement in the three and nine months ended September 30, 2020.

Distribution Agreement

On July 17, 2020, the Company entered into a distribution agreement, or the Distribution Agreement, with Zimmer Biomet Dental, or ZB Dental, pursuant to which ZB Dental obtained the exclusive right to promote, market, sell, and arrange to distribute DSUVIA in the United States to clinicians, dentists, surgeons and other licensed health care practitioners that perform dental (including specialty dental), oral-maxillofacial, cranio-maxillofacial or oral surgery procedures, or Professionals, and their respective institutions and facilities that are permitted to use DSUVIA.

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

Promotion Agreement

On October 1, 2020, the Company entered into a Promotion Agreement, or the Promotion Agreement, with La Jolla and Tetraphase, effective as of September 30, 2020, pursuant to which the Company, La Jolla and Tetraphase restructured their co-promotion arrangement, with La Jolla agreeing to detail and promote DSUVIA and AcelRx and Tetraphase agreeing to terminate the Co-Promotion Agreement between them. The Company will not detail and promote XERAVA under the Promotion Agreement. Refer to Note 12 “Subsequent Events” for additional information.

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

On May 18, 2020, the Company received a notice from Grünenthal that it is exercising its right to terminate the Amended Agreements between the Company and Grünenthal, effective November 13, 2020. Upon termination, the rights to market and sell Zalviso in the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, will revert immediately back to the Company, although Grünenthal has the right to sell down its existing Zalviso inventory.

On May 20, 2020, the Company agreed to provide a right of first negotiation for a license agreement to replace the Grünenthal Amended License Agreement to a third party with which the Company is currently negotiating a license agreement for DZUVEO for the European market. This right expired on September 30, 2020.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 7 “Liability Related to Sale of Future Royalties” for additional information.

Reclassifications

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation.

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

Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet as of December 31, 2019, was derived from the Company’s audited financial statements as of December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

On March 16, 2020, in connection with entering into the Co-Promotion Agreement, the Company initiated a reduction in headcount, designed to eliminate the overlap with the Tetraphase commercial team in order to more efficiently commercialize DSUVIA alongside the Tetraphase commercial team and reduce operating expenses. The Company eliminated 30 positions, primarily within the commercial organization. For the nine months ended September 30, 2020, the Company incurred and paid $0.5 million in employee termination benefits related to this restructuring.

The headcount reduction was completed in the first quarter of 2020. No additional expenses are anticipated in connection with this cost reduction plan.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2020, from those previously disclosed in its 2019 Annual Report on Form 10-K, except to reflect revenue recognition under bill-and-hold arrangements, wherein the customer agrees to buy product from the Company but requests delivery at a later date. For these transactions, the Company deems that control passes to the customer when the product is ready for delivery. The Company recognizes revenue under these types of arrangements when a signed agreement is in place, the transaction is billable, the customer has significant risk and rewards for the product and the ability to direct the assets, the product has been set aside specifically for the customer, and the product cannot be redirected to another customer.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13. ASU 2016-13 replaces the incurred loss impairment model in current GAAP with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption allowed beginning January 1, 2020. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses,” or ASU 2019-05, to allow entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. The new effective dates and transition align with those of ASU 2016-13. Management is currently assessing the date of adoption and the impact ASU 2016-13 and ASU 2019-05 will have on the Company, but it does not anticipate adoption of these new standards to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard, but it does not anticipate its adoption to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The table below summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,357	$—	$—	$1,357
Money market funds	1,415	—	—	1,415
U.S. government agency securities	5,002	—	—	5,002
Commercial paper	12,199	—	—	12,199
Total cash and cash equivalents	19,973	—	—	19,973

Short-term investments:
U.S. government agency securities	13,853	—	—	13,853
Commercial paper	9,197	—	—	9,197
Total short-term investments	23,050	—	—	23,050
Total cash, cash equivalents and short-term investments	$43,023	$—	$—	$43,023

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,957	$—	$—	$1,957
Money market funds	598	—	—	598
Commercial paper	12,129	—	—	12,129
Total cash and cash equivalents	14,684	—	—	14,684

Short-term investments:
U.S. government agency securities	14,268	—	—	14,268
Commercial paper	27,131	—	—	27,131
Corporate debt securities	10,054	—	—	10,054
Total short-term investments	51,453	—	—	51,453
Total cash, cash equivalents and short-term investments	$66,137	$—	$—	$66,137

There were no other-than-temporary impairments for these securities at September 30, 2020 or December 31, 2019. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2020 and September 30, 2019.

As of September 30, 2020, and December 31, 2019, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of September 30, 2020, and December 31, 2019, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan Agreement with Oxford. See Note 5 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Condensed Consolidated Balance Sheets. Changes to the estimated fair value of this liability is recorded in interest income and other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2020
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,415	$1,415	$—	$—
U.S. government agency securities	18,855	—	18,855	—
Commercial paper	21,396	—	21,396	—
Total assets measured at fair value	$41,666	$1,415	$40,251	$—

Liabilities
Contingent put option liability	$506	$—	$—	$506
Total liabilities measured at fair value	$506	$—	$—	$506

	As of December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$598	$598	$—	$—
U.S. government agency securities	14,268	—	14,268	—
Commercial paper	39,260	—	39,260	—
Corporate debt securities	10,054	—	10,054	—
Total assets measured at fair value	$64,180	$598	$63,582	$—

Liabilities
Contingent put option liability	$437	$—	$—	$437
Total liabilities measured at fair value	$437	$—	$—	$437

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Fair value—beginning of period	$591	$437
Fair value of contingent put option associated with the Loan Agreement	(85)	69
Fair value—end of period	$506	$506

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fair value—beginning of period	$657	$121
Fair value of contingent put option associated with the Loan Agreement	(143)	514
Change in fair value of contingent put option associated with the Prior Agreement	—	(121)
Fair value—end of period	$514	$514

3. Inventories, net

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	September 30, 2020	December 31, 2019
Raw materials	$354	$1,153
Work-in-process	112	593
Finished goods	1,516	1,549
Total	$1,982	$3,295

During the three and nine months ended September 30, 2020, the Company recorded inventory impairment charges of $0.2 million and $0.6 million, respectively. In the nine months ended September 30, 2020, $0.3 million of these charges related to the termination of the Amended Agreements, while $0.3 million related to DSUVIA inventory, primarily inventory that may expire before being sold.

4. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Product sales:
DSUVIA	$935	$1,092
Zalviso	352	772
Total product sales	1,287	1,864

Contract and collaboration revenue:
Non-cash royalty revenue related to Royalty Monetization (Note 7)	$60	$181
Royalty revenue	21	61
Other revenue	—	2,572
Total revenues from contract and other collaboration	81	2,814
Total revenue	$1,368	$4,678

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Product sales:
DSUVIA	$116	$218
Zalviso	443	1,235
Total product sales	559	1,453

Contract and collaboration revenue:
Non-cash royalty revenue related to Royalty Monetization (Note 7)	$36	$239
Royalty revenue	12	79
Other revenue	1	43
Total revenues from contract and other collaboration	49	361
Total revenue	$608	$1,814

For additional details on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and Note 1 “Organization and Summary of Significant Accounting Policies – Significant Accounting Policies” in this Quarterly Report on Form 10-Q.

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso has been sold in Europe by the Company’s collaboration partner, Grünenthal. Grünenthal has exercised its right to terminate the Amended Agreements, effective November 13, 2020.

Contract and Other Collaboration

Amended License Agreement

Under the Amended License Agreement with Grünenthal, the Company is eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). Grünenthal will also make tiered royalty and supply and trademark fee payments in the mid-teens up to the mid-twenties percent range, depending on the level of sales achieved, on net sales of Zalviso. A portion of the tiered royalty payment, exclusive of the supply and trademark fee payments, will be paid to PDL BioPharma, Inc. or PDL, in connection with the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC. For additional information on the Royalty Monetization, see Note 7 “Liability Related to Sale of Future Royalties”.

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

As mentioned above, Grünenthal has exercised its right to terminate the Amended Agreements, effective November 13, 2020. In May 2020, upon notification of early termination by Grünenthal, the Company recognized approximately $2.6 million of deferred revenue for the future significant and incremental discount on Zalviso manufacturing services which are no longer a performance obligation.

Contract Liability

At September 30, 2020, approximately $0.2 million of deferred revenue, all of which represented the current portion, was attributable to the significant and incremental discount on Zalviso manufacturing services for Grünenthal under the Amended Agreements. This deferred revenue is being recognized on a straight-line basis over the period such discount is made available to Grünenthal, which will continue until the last shipment of Zalviso product is made to Grünenthal.

The following table presents changes in the Company’s contract liability for the nine months ended September 30, 2020 (in thousands):

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
Contract liability:
Deferred revenue – Amended Agreements	$3,148	$—	$(2,952)	$196
Deferred revenue – Other	96	—	(96)	—
Deferred revenue	$3,244	$—	$(3,048)	$196

For the three and nine months ended September 30, 2020 and 2019, the Company recognized the following revenue from performance obligations satisfied or eliminated under the Amended Agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$147	$79	$380	$237
Performance obligations eliminated upon termination	—	—	2,572	—
New activities in the period from performance obligations satisfied:
Performance obligations satisfied	205	365	392	1,041
Total revenue from performance obligations satisfied or eliminated	$352	$444	$3,344	$1,278

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

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, or the Warrants, which are exercisable for an aggregate of 176,679 shares of the Company’s common stock with a per share exercise price of $2.83. The Warrants have been classified within stockholders’ deficit and accounted for as a discount to the loan by allocating the gross proceeds on a relative fair value basis. For further discussion, see Note 8 “Warrants”.

As of September 30, 2020, the accrued balance due under the Loan Agreement with Oxford was $22.9 million. Interest expense related to the Loan Agreement was $0.7 million, $0.2 million of which represented amortization of the debt discount, for the three months ended September 30, 2020, and $2.4 million, $0.7 million of which represented amortization of the debt discount, for the nine months ended September 30, 2020.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with Catalent Pharma Solutions, LLC, or Catalent, in contemplation of entering into a commercial supply agreement for its product DSUVIA at a future date. Under the SRA, the Company is building out a suite within Catalent’s production facility in Kansas City. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four installments of $0.5 million through July 2022. As of September 30, 2020, the accrued balance under the SRA is $0.8 million, and $1.7 million of these leasehold improvements have been capitalized. The effective interest rate related to the payments at September 30, 2020 was 14.35%. The leasehold improvements are recorded as property and equipment, net, in our Condensed Consolidated Balance Sheets.

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

The components of lease expense are presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$305	$340	$914	$1,020
Sublease income	(150)	(150)	(449)	(446)
Net lease costs	$155	$190	$465	$574

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

September 30, 2020
Weighted-average remaining term – operating lease (in years)	3.31
Weighted-average discount rate – operating lease	11.72%

Future minimum lease payments as of September 30, 2020 are presented in the following table (in thousands):

Year:
2020 (remaining three months)	$318
2021	1,364
2022	1,345
2023	1,386
2024	116
Total future minimum lease payments	4,529
Less imputed interest	(592)
Total	$3,937

Reported as:

Operating lease liabilities	$1,131
Operating lease liabilities, net of current portion	2,806
Total lease liability	$3,937

Future minimum sublease payments as of September 30, 2020 are presented in the following table (in thousands):

Year:
2020 (remaining three months)	$148
2021	610
2022	629
2023	648
2024	54
Total future minimum sublease payments	$2,089

The rent receivable balance reported in the balance sheet as of September 30, 2020, is as follows (in thousands):

Reported as:

Prepaid expenses and other current assets	$91
Other assets	283
Total rent receivable	$374

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

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. During the three months ended June 30, 2019, the Company made a material revision to its estimates which resulted in an interest income rate on the Royalty Monetization liability balance at a prospective average rate of approximately 4.2%, which will be applied over the remaining term of the agreement. The change in estimate of future payments to PDL was a result of lower projected European royalties and milestones from sales of Zalviso over the life of the liability. The change in estimate results in interest income being recognized prospectively, over the remaining term of the agreement, as the estimated expected payments are less than the $65.0 million in gross proceeds received. During the three months ended June 30, 2020, Grünenthal notified the Company that it was terminating the Amended License Agreement, effective November 13, 2020. There is a continuing obligation on the Company’s part, through the term of the Royalty Monetization, to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. However, without a New Arrangement to commercialize Zalviso in the Territory, the Company is currently unable to estimate the future payments to PDL over the remaining life of the Royalty Monetization. If the Company is unable to find a New Arrangement, a contingent gain of up to approximately $65 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization, there are significant uncertainties surrounding the amount and timing of future payments and the probability of realization of the estimated contingent gain.

The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods. The effective interest income rates for both the three and nine months ended September 30, 2020 was approximately 3.6%. The change in estimate resulted in a decrease of $2.7 million to the net loss, or $0.03 per share of common stock, basic and diluted, for the three months ended September 30, 2019, and a decrease of $5.4 million to the net loss, or $0.07 per share of common stock, basic and diluted, for the nine months ended September 30, 2019. The effective interest income rate for the three months ended September 30, 2019 was approximately 4.2%. The effective interest income rate for the nine months ended September 30, 2019 was 0.5%.

The following table shows the activity within the liability account for the nine months ended and the period from inception to September 30, 2020 (in thousands):

	Nine months ended September 30, 2020	Period from inception to September 30, 2020
Liability related to sale of future royalties — beginning balance	$92,035	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(194)	(878)
Non-cash interest (income) expense recognized	(2,502)	29,033
Liability related to sale of future royalties as of September 30, 2020	89,339	89,339
Less: current portion	(225)	(225)
Liability related to sale of future royalties — net of current portion	$89,114	$89,114

As royalties are remitted to PDL from ARPI LLC, as described in Note 1 “Organization and Summary of Significant Accounting Policies - Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the balance of the liability will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest expense within its Condensed Consolidated Statements of Comprehensive Loss over the term of the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC.

8. Warrants

Loan Agreement Warrants

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 176,679 shares of the Company’s common stock with a per share exercise price of $2.83, or the Warrants. As of September 30, 2020, warrants to purchase 176,679 shares of common stock issued to the Lender and its affiliates had not been exercised and were still outstanding. These warrants expire in May 2029.

9. Stockholders’ Equity

Common Stock

Registered Direct Offering

On July 23, 2020, the Company completed a registered direct offering in which it issued and sold 9,433,962 shares of its common stock at a price of $1.06 per share. The total net proceeds from this offering were approximately $10.0 million, after deducting estimated expenses payable by the Company of $49,000. No underwriter or placement agent participated in the offering.

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

There were no shares of common stock sold pursuant to the ATM Agreement during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company issued and sold 876,800 shares of common stock pursuant to the ATM Agreement, respectively, for which the Company received net proceeds of approximately $1.5 million. As of September 30, 2020, the Company has the ability to sell $43.8 million of the Company’s common stock under the ATM Agreement.

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

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the Amended 2011 ESPP as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$25	$68	$98	$197
Research and development	188	242	572	699
Selling, general and administrative	891	1,016	2,670	2,883
Total	$1,104	$1,326	$3,340	$3,779

As of September 30, 2020, there were, in the aggregate, 5,885,526 shares available for grant, 12,914,185 options outstanding and 1,425,327 restricted stock units outstanding under the Company’s equity incentive plans.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2020	2019
ESPP, RSUs and stock options to purchase common stock	14,669,512	13,712,081
Common stock warrants	176,679	176,679

12. Subsequent Event

Promotion Agreement

On October 1, 2020, the Company entered into the Promotion Agreement with La Jolla and Tetraphase, effective as of September 30, 2020, pursuant to which the Company, La Jolla and Tetraphase restructured their co-promotion arrangement, with La Jolla agreeing to detail and promote DSUVIA and AcelRx and Tetraphase agreeing to terminate the Co-Promotion Agreement between them. The Company will not detail and promote XERAVA under the Promotion Agreement.

Under the terms of the Promotion Agreement, La Jolla is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls per calendar quarter. The La Jolla promotion activities will be overseen by a joint marketing and sales committee, which will be responsible for developing marketing plans for the products, provided that AcelRx will be responsible for developing the marketing strategy for, creating the promotional materials for, and handling sales and distribution of, its products.

The Promotion Agreement has a two-year term. The Company may terminate the Promotion Agreement upon 30 days’ notice. After one year, La Jolla may terminate the Promotion Agreement upon 30 days’ notice and may do so earlier in the event of a change of control and change in management of the Company. Additionally, either party may terminate the Promotion Agreement in the event of an uncured material breach or insolvency event of the other party and in the event of other specified circumstances relating to the Company’s products, such as safety.

The Company will pay La Jolla a revenue share on net sales of its products in the sales territories covered by the Promotion Agreement, other than sales to certain excluded accounts. These sales territories do not overlap with the territories covered by the Company’s sales force. If La Jolla fails to meet its detailing requirements in the Promotion Agreement in a given calendar quarter, it will pay the Company a royalty on net sales of XERAVA in the United States during such quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Form 10-Q, and with the audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report.

About AcelRx Pharmaceuticals, Inc.

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

The following table summarizes our portfolio.

Product	Description	Target Use	Status
DSUVIA®	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received U.S. Food and Drug Administration, or FDA, approval in November 2018, commercial launch began first quarter of 2019.

DZUVEO	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received European Commission, or EC, approval in June 2018.

Zalviso®	Sufentanil sublingual tablet system, 15 mcg	Moderate-to-severe acute pain in the hospital setting, administered by the patient as needed

In the U.S., positive results from Phase 3 trial, IAP312, announced in August 2017. Currently evaluating the timing of the resubmission of the NDA, which is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

Approved in the European Union and currently marketed commercially by Grünenthal GmbH, or Grünenthal.

Promotion Agreement

On October 1, 2020, we entered into a promotion agreement, or the Promotion Agreement, with La Jolla Pharmaceutical Company, or La Jolla, and Tetraphase Pharmaceuticals, Inc., or Tetraphase, effective as of September 30, 2020, pursuant to which La Jolla will detail and promote DSUVIA. Under the terms of this agreement, La Jolla is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls per calendar quarter. We will not detail and promote XERAVA™ (eravacycline) under this agreement.

The Promotion Agreement has a two-year term. We may terminate the agreement upon 30 days’ notice. After one year, La Jolla may terminate the agreement upon 30 days’ notice and may do so earlier in the event we undergo a change of control and change in management. We will pay La Jolla a revenue share on net sales of DSUVIA in the sales territories covered by the Promotion Agreement, other than sales to certain excluded accounts. These sales territories do not overlap with the territories covered by our sales force. If La Jolla fails to meet its detailing requirements in a given calendar quarter, it will pay us a royalty on net sales of XERAVA in the United States during such quarter.

The Promotion Agreement terminated the co-promotion agreement, or the Co-Promotion Agreement, we entered into with Tetraphase on March 15, 2020.

On March 16, 2020, in connection with entering into the Co-Promotion Agreement, we eliminated 30 positions, mainly within the commercial organization. As of September 30, 2020, we had approximately 25 sales representatives, including those under the Promotion Agreement with La Jolla.

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

DSUVIA is expected to be available for order by Professionals exclusively through ZB Dental in the United States, pending satisfaction of applicable licensing requirements; prior to such satisfaction, ZB Dental sales representatives will promote and market DSUVIA on our behalf.

Termination of Grünenthal Amended Agreements

On May 18, 2020, we received a notice from Grünenthal that it is exercising its right to terminate the amended Collaboration and License Agreement, or the Amended License Agreement, and the amended Manufacture and Supply Agreement, or the Amended MSA, together referred to as the Amended Agreements, between AcelRx and Grünenthal, effective November 13, 2020. Upon termination, the rights to market and sell Zalviso in the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, will revert immediately back to us, although Grünenthal has the right to sell down its existing Zalviso inventory. We have a continuing obligation to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement; however, we have not yet entered into such an arrangement.

On May 20, 2020, we agreed to provide a right of first negotiation for a license agreement to replace the Grünenthal Amended License Agreement to a third party with which the Company is currently negotiating a license agreement for DZUVEO for the European market. This right expired on September 30, 2020.

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

We have heard from a number of hospital customers and government representatives, and also read numerous media reports about a shortage of intravenous sedatives and analgesics, namely fentanyl, which we understand is directly and indirectly attributable to the COVID-19 situation. In response to a shortage of intravenous fentanyl and other IV opioids during the COVID-19 pandemic, AcelRx began outreach efforts to health care settings to inform them of how DSUVIA may help with these shortages.

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

Department of Defense

In April 2020, DSUVIA achieved Milestone C approval by the Department of Defense, or DoD, a decision that clears the path for the DoD to begin placing orders for DSUVIA. In September 2020, we announced that DSUVIA was added to the DoD Joint Deployment Formulary, a core list of pharmaceutical products that are designated for deploying military units across all service branches. Also in September 2020, the U.S. Army awarded AcelRx with an initial contract of up to $3.6 million over the next four years for the purchase of DSUVIA to support a DoD-sponsored study to aid the development of clinical practice guidelines.

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

Our net loss for the three and nine months ended September 30, 2020 was $8.9 million and $31.5 million, respectively, compared to net losses of $12.7 million and $38.8 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $429.6 million. As of September 30, 2020, we had cash, cash equivalents and short-term investments totaling $43.0 million compared to $66.1 million as of December 31, 2019.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and nine months ended September 30, 2020, from those previously disclosed in our Annual Report, except to reflect revenue recognition under bill-and-hold arrangements, wherein the customer agrees to buy product from us but requests delivery at a later date. For these transactions, we deem that control passes to the customer when the product is ready for delivery. We recognize revenue under these types of arrangements when a signed agreement is in place, the transaction is billable, the customer has significant risk and rewards for the product and the ability to direct the asset, the product has been set aside specifically for the customer, and the product cannot be redirected to another customer.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our commercial launch of DSUVIA, our research and development efforts, variations in the level of expenditures related to commercial launch, development efforts and debt service obligations during any given period, and the uncertainty as to the extent and magnitude of the impact from the COVID-19 pandemic. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. In particular, to the extent our commercial and medical affairs personnel continue to be subject to varying levels of restriction on accessing hospitals and ambulatory surgical centers due to COVID-19, and to the extent government authorities and healthcare providers are continuing to limit elective surgeries, we expect our sales volume to be adversely affected.

Three and Nine Months Ended September 30, 2020 and 2019

Revenue

Product Sales Revenue

Product sales revenue consists of sales of DSUVIA in the U.S. and Zalviso in Europe.

Product sales revenue by product for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
DSUVIA	$935	$116	$819	706%	$1,092	$218	$874	401%
Zalviso	352	443	(91)	(21)%	772	1,235	(463)	(37)%
Total product sales revenue	$1,287	$559	$728	130%	$1,864	$1,453	$411	28%

The increase in DSUVIA product sales revenue for the three and nine months ended September 30, 2020, as compared to the prior year periods, is primarily due to DoD purchases of DSUVIA.

The decrease in Zalviso product sales revenue for the three and nine months ended September 30, 2020, as compared to the prior year periods, was primarily the result of decreased orders from Grünenthal. During the three months ended June 30, 2020, Grünenthal terminated the Amended Agreements, effective November 13, 2020. As of September 30, 2020, we had current deferred revenue under the Amended Agreements with Grünenthal of $0.2 million.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue includes revenue under the Amended Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe.

Contract and other collaboration revenue for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	$61	$36	$25	69%	$181	$239	$(58)	(24)%
Royalty revenue	20	12	8	67%	61	79	(18)	(23)%
Other revenue	—	1	(1)	(100)%	2,572	43	2,529	5,881%
Total contract and other collaboration revenue	$81	$49	$32	65%	$2,814	$361	$2,453	680%

We estimate and recognize royalty revenue and non-cash royalty revenue on a quarterly basis. Adjustments to estimated revenue are recognized in the subsequent quarter based on actual revenue earned per the royalty reports received from Grünenthal. In addition, under the Royalty Monetization, we sold a portion of the expected royalty stream and commercial milestones from the European sales of Zalviso by Grünenthal to PDL. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC.

Cost of Goods Sold

As mentioned above, we commenced commercial sales of DSUVIA in the first quarter of 2019.

Total cost of goods sold for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
Direct costs	$771	$1,348	$(577)	(43)%	$1,396	$2,035	$(639)	(31)%
Indirect costs	1,080	800	280	35%	3,336	3,153	183	6%
Total costs of goods sold	$1,851	$2,148	$(297)	(14)%	$4,732	$5,188	$(456)	(9)%

Direct costs from contract manufacturers for DSUVIA and Zalviso for the three and nine months ended September 30, 2020 totaled $0.8 million and $1.4 million, respectively, including inventory impairment charges of $0.2 million and $0.6 million, respectively. In the nine months ended September 30, 2020, $0.3 million of these charges related to the termination of the Amended Agreements, while $0.3 million related to DSUVIA, primarily inventory that may expire before being sold. Direct costs from contract manufacturers for DSUVIA and Zalviso for the three and nine months ended September 30, 2019 totaled $1.3 million and $2.0 million, respectively. During the quarter ended September 30, 2019, we recorded an inventory impairment reserve of approximately $0.9 million as a result of an analysis to estimate potential DSUVIA inventory that may expire before being sold. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA and Zalviso totaled $1.1 million and $3.3 million for the three and nine months ended September 30, 2020, respectively, while the indirect costs to manufacture DSUVIA and Zalviso for the three and nine months ended September 30, 2019 totaled $0.8 million and $3.2 million, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses.

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

Below is a summary of our research and development expenses during the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Drug Indication/Description	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
DSUVIA	$187	$118	$69	58%	$667	$394	$273	69%
Zalviso	43	148	(105)	(71)%	75	487	(412)	(85)%
Overhead	726	792	(66)	(8)%	2,439	2,717	(278)	(10)%
Total research and development expenses	$956	$1,058	$(102)	(10)%	$3,181	$3,598	$(417)	(12)%

Research and development expenses for the three and nine months ended September 30, 2020 decreased as compared to the three and nine months ended September 30, 2019 and included decreases in Zalviso-related spending and overhead expenses, partially offset by increases in DSUVIA-related spending.

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

Total selling, general and administrative expenses for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
Selling, general and administrative expenses	$7,598	$10,936	$(3,338)	(31)%	$28,484	$32,241	$(3,757)	(12)%

Selling, general and administrative expenses decreased by $3.3 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 and decreased by $3.8 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, is primarily due to net decreases in selling, general and administrative expenses including a $1.8 million reduction in personnel costs, a $1.1 million reduction in DSUVIA commercialization-related expenses, such as travel, and a decrease in business development expenses of $0.3 million. The decrease in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, is primarily due to net decreases in selling, general and administrative expenses including a $1.9 million reduction in personnel costs, and a $2.5 million reduction in DSUVIA commercialization-related expenses, such as travel, partially offset by a $1.0 million increase in business development expenses.

In March 2020, we eliminated 30 positions, mainly within the commercial organization. For additional information regarding the Restructuring Costs see Note 1 “Organization and Summary of Significant Accounting Policies” in the accompanying notes to the Condensed Consolidated Financial Statements.

 Other Income (Expense)

Total other expense for the three and nine months ended September 30, 2020 and 2019, was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019	2020	2019	$ Change 2020 vs. 2019	% Change 2020 vs. 2019
	(In thousands, except percentages)
Interest expense	$(824)	$(828)	$4	—%	$(2,551)	$(1,704)	$(847)	50%
Interest income and other income (expense), net	106	645	(539)	(84)%	311	1,728	(1,417)	(82)%
Non-cash interest income (expense) on liability related to sale of future royalties	825	986	(161)	(16)%	2,502	375	2,127	567%
Total other income (expense)	$107	$803	$(696)	(87)%	$262	$399	$(137)	(34)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense increased for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily as a result of a higher outstanding loan balance. As of September 30, 2020, the accrued balance due under the Loan Agreement with Oxford was $22.9 million. Refer to Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

Interest income and other income (expense), net, for the three and nine months ended September 30, 2020 and 2019 primarily consisted of interest earned on our investments. Interest income decreased in the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, primarily due to a lower average investment balance, combined with lower yields on those investments.

The non-cash interest income (expense) on the liability related to the sale of future royalties is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 7 “Liability Related to Sale of Future Royalties”, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability and the interest rate. During the three months ended June 30, 2019, we made a material revision to our estimates as the expected payments under the Royalty Monetization are less than the $65.0 million in gross proceeds received. The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement, prospectively, as an offset to the interest expense that was recognized in prior periods.

The effective interest income rate for both the three and nine months ended September 30, 2020 was approximately 3.6%. The effective interest income rate for the three and nine months ended September 30, 2019 was approximately 4.2%, and 0.5%, respectively. We anticipate that we will record approximately $3 million in non-cash interest income related to the Royalty Monetization for the year ending December 31, 2020.

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

As of September 30, 2020, we had cash, cash equivalents and investments totaling $43.0 million compared to $66.1 million as of December 31, 2019. The decrease was primarily due to cash required to fund our continuing operations, including debt service, as we continued our commercialization activities for DSUVIA and support for Grünenthal’s European sales of Zalviso, as well as business development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next twelve months; however, our expectations may change depending on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the negative impact on sales volumes as our sales force is limited in its access to potential customers, our expenditures related to the United States commercial launch of DSUVIA and the timing of business development activities. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

On July 23, 2020, we completed a registered direct offering in which we issued and sold 9,433,962 shares of our common stock at a price of $1.06 per share. The total net proceeds from this offering were approximately $10.0 million, after deducting estimated expenses payable by us of $49,000.

We have a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. As of September 30, 2020, we had issued and sold an aggregate of approximately 11.2 million shares of common stock pursuant to the ATM Agreement, for which we had received net proceeds of approximately $35.3 million, after deducting commissions, fees and expenses of approximately $1.0 million. As of September 30, 2020, we have the ability to sell approximately $43.8 million of our common stock under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan and used approximately $8.9 million of the proceeds from the Loan to repay our outstanding obligations under the Prior Agreement with Hercules. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, we received $15.9 million in net proceeds. As of September 30, 2020, the accrued balance under the Loan Agreement was $22.9 million. For more information, see Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements.

In May 2020, Grünenthal terminated the Amended License Agreement, effective November 13, 2020. There is a continuing obligation on our part, through the term of the Royalty Monetization, to use commercially reasonable efforts to negotiate a New Arrangement. The Royalty Monetization will be repaid to PDL over the life of the agreement through a portion of the European royalties and milestones received under the Amended License Agreement with Grünenthal and any New Arrangement, if executed. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC. For more information, see Note 7 “Liability Related to the Sale of Future Royalties” in the accompanying notes to the Condensed Consolidated Financial Statements.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(32,178)	$(37,025)
Net cash provided by (used in) investing activities	28,364	(43,452)
Net cash provided by financing activities	9,103	14,451

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

Cash used in operating activities of $32.2 million during the nine months ended September 30, 2020, reflected a net loss of $31.5 million, partially offset by aggregate non-cash charges of $3.4 million and included an approximate $4.1 million net change in our operating assets and liabilities. Non-cash charges included $3.3 million for stock-based compensation expense, $2.5 million in non-cash interest income on the liability related to the Royalty Monetization and $1.5 million in depreciation expense. The net change in our operating assets and liabilities included a $1.2 million decrease in accrued liabilities and a $3.0 million decrease in deferred revenue.

Cash used in operating activities of $37.0 million during the nine months ended September 30, 2019, reflected a net loss of $38.8 million, partially offset by aggregate non-cash charges of $5.1 million. Non-cash charges included $3.8 million in stock-based compensation expense and $1.2 million in depreciation expense. The net change in our operating assets and liabilities of $3.3 million included a $3.0 million increase in inventories.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales and maturities of our available-for-sale investments.

During the nine months ended September 30, 2020, cash provided by investing activities of $28.4 million was the net result of $67.4 million in proceeds from maturity of investments, offset by $38.8 million for purchases of investments and purchases of property and equipment of $0.2 million. During the nine months ended September 30, 2019, cash used in investing activities of $43.5 million was the net result of $81.9 million for purchases of investments and $3.2 million for purchases of property and equipment, offset by $41.7 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the nine months ended September 30, 2020, cash provided by financing activities was primarily due to $11.4 million in net proceeds received in connection with equity financings, and $0.4 million in net proceeds received through our equity plans, partially offset by $2.6 million used for payment of long-term debt. During the nine months ended September 30, 2019, cash provided by financing activities was primarily due to $24.8 million in net proceeds received in connection with the Loan Agreement with Oxford, offset by $8.9 million for the repayment of the Prior Agreement, $3.5 million in payments of long-term debt under the Prior Agreement, plus $1.2 million in net proceeds received under the Sales Agreement and $0.8 million in proceeds as a result of stock purchases made under our 2011 Employee Stock Purchase Plan, or ESPP, and stock option exercises.

Operating Capital and Capital Expenditure Requirements

Our current operating plan includes expenditures related to the continued launch of DSUVIA in the United States. This plan includes an assumption that COVID-19 related restrictions on access to potential customers and elective surgeries will continue to be lifted, as well as anticipated activities required to resubmit the Zalviso NDA. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast that our existing capital resources will permit us to meet our capital and operational requirements for at least the next twelve months is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Off-Balance Sheet Arrangements

Through September 30, 2020, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three and nine months ended September 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Part II. Other Information

Item 1. Legal Proceedings

From time to time we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. We believe there are no legal proceedings pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

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

Summary Risk Factors

Our business is subject to numerous risks, as more fully described in this section below this summary. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, our risks include:

●	Our business is being adversely impacted by the COVID-19 pandemic.
●	We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2020 and may continue to incur losses in the future.
●	We have not yet generated significant product revenue and may never be profitable.
●

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to cease operations.

●	Positive clinical results obtained to date for Zalviso may be disputed in FDA review, do not guarantee regulatory approval and may not be obtained from future clinical trials.
●	Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.
●

Guidelines and recommendations published by government agencies, as well as non-governmental organizations, and existing laws and regulations can reduce the use of DSUVIA, and Zalviso, if approved in the United States.

●

Zalviso may cause adverse effects or have other properties that could delay or prevent regulatory approval or limit the scope of any approved label or market acceptance. DSUVIA may cause adverse effects or have other properties that could limit market acceptance.

●

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, we and our collaborators face extensive regulatory requirements and our products may face future development and regulatory difficulties.

●

The commercial success of DSUVIA and Zalviso, if approved, in the United States, as well as DZUVEO and Zalviso in Europe, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

●

If we are unable to maintain or grow our sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may be unable to generate sufficient product revenue.

●

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development and approval of our products, particularly outside of the United States. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our products successfully, if at all.

●	If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.
●	The market price of our common stock may be highly volatile.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to COVID-19 Pandemic

Our business is being adversely impacted by the COVID-19 pandemic.*

Our business has been adversely affected by the recent COVID-19 outbreak. Federal, state, local and foreign government orders on account of the COVID-19 pandemic are preventing us from conducting certain activities and obtaining supplies required to manufacture and deliver certain components for Zalviso. Furthermore, following local and state government orders in California and the counties in which our corporate office is located and many of our employees live, we implemented work from home policies, which are limiting certain of our operations. If the COVID-19 outbreak continues, we may need to limit operations further and implement additional limitations, such as extending our work from home policies. Moreover, some hospitals and other healthcare facilities have implemented policies that limit access of our representatives to such facilities, which is causing a delay to, and thwarting, our educational and promotional efforts with respect to such facilities. Some governments, hospitals and doctors, as a measure to combat the further spread of COVID-19, have reduced the number of procedures in which DSUVIA is administered as part of the pain treatment program, and temporarily halted performing elective surgeries, which will adversely impact the levels of our sales relating to such procedures. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

In response to the COVID-19 pandemic, some hospitals, ambulatory surgery centers and other healthcare facilities have barred visitors that are not caregivers or mission-critical and we have no visibility as to when these restrictions on access will be lifted for all of our customers. As a result, our commercial and medical affairs teams’ educational and promotional efforts have been substantially reduced, and in some cases, stopped. As a result, we expect our near-term sales volumes to be adversely impacted for as long as access to healthcare facilities by our commercial and medical affairs personnel continues to be limited.

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

The degree of market acceptance of DSUVIA and Zalviso, if approved, in the United States, or DZUVEO and Zalviso in Europe, will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payers;

•	the use of DSUVIA for the management of moderate-to-severe acute pain by a healthcare professional for patient types that were not specifically studied in our Phase 3 trials;

•	the use of Zalviso for the management of moderate-to-severe acute pain in the hospital setting for patient types that were not specifically studied in our Phase 3 trials;

•	the prevalence and severity of any adverse events, or AEs, or serious adverse events, or SAEs;

•	overcoming any perceptions of sufentanil as a potentially unsafe drug due to its high potency opioid status;

•	limitations or warnings contained in the U.S. Food and Drug Administration, or FDA, -approved label for DSUVIA, or the European Medicines Agency, or EMA,-approved label for DZUVEO or Zalviso;

•	restrictions or limitations placed on DSUVIA due to the REMS program;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval; and,

•	our ability to obtain and maintain sufficient third-party coverage and reimbursement.

If our approved products do not achieve an adequate level of acceptance by physicians, nurses, patients and pharmacy and therapeutics committees, we may not generate sufficient revenue and become or remain profitable.

If we are unable to maintain or grow our sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may be unable to generate sufficient product revenue.*

In order to commercialize DSUVIA and Zalviso, if approved, in the United States, we must maintain or grow internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. We have entered into agreements with third parties for the distribution of DSUVIA and plan to enter into such agreements for Zalviso, if approved, in the United States; however, if these third parties do not perform as expected or there are delays in establishing such relationships for Zalviso, if approved, our ability to effectively distribute products would suffer.

We have entered into a collaboration with Grünenthal for the commercialization of Zalviso in Europe and Australia and Grünenthal has exercised its right to terminate the collaboration, effective November 13, 2020. We intend to enter into additional strategic partnerships with third parties to commercialize our products outside of the United States, including a replacement license agreement for Zalviso in Europe. Per the terms of royalty monetization arrangement with PDL BioPharma, Inc., or PDL, we are obligated to use commercially reasonable efforts to negotiate a replacement license agreement. Accordingly, even if we are able to enter into a replacement license agreement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing to PDL is reached. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. DZUVEO was approved by the EC in June 2018. We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe, and there can be no assurance that we will successfully enter into such an agreement. We may also consider the option to enter into strategic partnerships for DSUVIA, or Zalviso, if approved, in the United States. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document.

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

In March 2020, we reduced the size of our commercial team and, given our reduced workforce, we may experience difficulties in retaining our existing employees and managing our operations, including our continued commercialization of DSUVIA.*

In March 2020, we reduced the size of our commercial team to eliminate the overlap with the Tetraphase Pharmaceuticals, Inc. commercial team under our co-promotion arrangement and reduce operating expenses. The restructuring resulted in the elimination of 30 positions, or approximately 33% of our workforce. As of September 30, 2020, we had approximately 25 sales representatives, including those under the Promotion Agreement with La Jolla.

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

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include DSUVIA and Zalviso, if approved in the United States. Recommendations of government agencies or non-governmental organizations may relate to such matters as maximum quantities dispensed to patients, dosage, route of administration, and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact DSUVIA and our ability to gain marketing approval of Zalviso in the United States. Regulations or guidelines suggesting the reduced use of certain drug classes that may include DSUVIA or Zalviso, or the use of competitive or alternative products as the standard-of-care to be followed by patients and healthcare providers, could result in decreased use of DSUVIA or Zalviso, if approved, or negatively impact our ability to gain market acceptance and market share. The U.S. government and state legislatures have prioritized combatting the growing misuse and addiction to opioids and opioid overdose deaths and have enacted legislation and regulations as well as other measures intended to fight the opioid epidemic. Addressing opioid drug abuse is a priority for the current U.S. administration and the FDA and is part of a broader initiative led by the U.S. Department of Health and Human Services, or HHS. Overall, there is greater scrutiny of entities involved in the manufacture, sale and distribution of opioids. These initiatives, existing laws and regulations, and any negative publicity related to opioids may have a material impact on our business and our ability to manufacture opioid products.

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

In addition, a significant number of lawsuits have been filed against opioid manufacturers, distributors, and others in the supply chain by cities, counties, state Attorney's General and private persons seeking to hold them accountable for opioid misuse and abuse. The lawsuits assert a variety of claims, including, but not limited to, public nuisance, negligence, civil conspiracy, fraud, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, or similar state laws, violations of state Controlled Substance Acts or state False Claims Acts, product liability, consumer fraud, unfair or deceptive trade practices, false advertising, insurance fraud, unjust enrichment and other common law and statutory claims arising from defendants’ manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys’ fees and costs. The claims generally are based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or an alleged failure to take adequate steps to prevent abuse and diversion. While DSUVIA is designed for use solely in certified medically supervised healthcare settings and administered only by a healthcare professional in these settings, and is not distributed or available at retail pharmacies to patients by prescription, we can provide no assurance that parties will not file lawsuits of this type against us in the future. In addition, current public perceptions of the public health issue of opioid abuse may present challenges to favorable resolution of any potential claims. Accordingly, we cannot predict whether we may become subject to these kinds of investigations and lawsuits in the future, and if we were to be named as a defendant in such actions, we cannot predict the ultimate outcome. Any allegations against us may negatively affect our business in various ways, including through harm to our reputation.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, any research, clinical development, manufacturing or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. For example, during the three months ended June 30, 2020, Grünenthal terminated the Amended License Agreement, effective November 13, 2020. We have a continuing obligation, through the term of the Royalty Monetization with PDL, to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully and timely transition terminated collaborative agreements, including entering into a New Arrangement for Zalviso in Europe, we may have to undertake development and commercialization activities at our own expense or find alternative sources of capital.

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

•

EMA “sunset clause” requirements, which apply to DZUVEO, providing that the marketing authorization of a medicine will cease to be valid if it is not placed on the market within three years of the authorization being granted (i.e. by June of 2021) or if it is removed from the market for three consecutive years;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different payer reimbursement regimes, governmental payers, patient self-pay systems and price controls;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from pandemics, geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

Hospital or other health care facility formulary approvals for DSUVIA or Zalviso, if approved, in the United States may not be achieved, or could be subject to certain restrictions, which could make it difficult for us to sell our products.*

Obtaining hospital or other health care facility formulary approvals can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approvals to allow us to sell our products into our target markets. In particular, the restrictions on our commercial and medical affairs teams’ access to hospitals and other health care facilities has adversely impacted the number of formulary approvals we anticipated achieving in 2020, and for as long as these restrictions remain in place, or new restrictions are implemented, we may have limited visibility or difficulties in obtaining these formulary approvals. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approvals, we may need to complete evaluation programs whereby DSUVIA, or Zalviso, if approved, is used on a limited basis for certain patient types. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approvals of DSUVIA, or Zalviso, if approved. Further, even successful formulary approvals may be subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approvals for DSUVIA, or Zalviso, if approved, would materially adversely affect our ability to attain or sustain profitable operations.

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

No uniform policy requirement for coverage and reimbursement for drug products exists among third-party payers in the United States or Europe. Therefore, coverage and reimbursement can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain and sufficiently maintain coverage and adequate reimbursement rates from third party payers could significantly harm our operating results, our ability to raise capital needed to commercialize our approved drugs and our overall financial condition.

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

Risks Related to Clinical Development and Regulatory Approval

Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.*

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of Zalviso outside of Europe. These changes will restrict or regulate post-approval activities for DSUVIA, DZUVEO and Zalviso, and affect our ability to profitably sell any products for which we obtain marketing approval. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labeling decisions and re-examine the risk-benefit paradigm for opioids. In June 2019, the FDA issued draft guidance related to a new benefit/risk framework for new opioid analgesic products, which proposes that the new product candidate show some benefit over an existing product. In September 2019, the FDA held a public hearing to receive stakeholder input on the approval process for new opioids. In January 2020, FDA’s Anesthetic and Analgesic Drug Products Advisory Committee recommended against the approval of a new opioid analgesic, oxycodegol, the NDA for which was subsequently withdrawn by its sponsor. The timing of the resubmission of the Zalviso NDA is dependent upon the finalization of the FDA’s new opioid approval guidelines and process.

In the European Union, or EU, the pricing of prescription drugs is subject to government control. The EU also provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. In addition, the EMA has a “sunset clause” which provides that the marketing authorization of a medicine will cease to be valid if it is not placed on the market within three years of the authorization being granted or if it is removed from the market for three consecutive years. If we are unable to finalize a license agreement for DZUVEO in time to have the product in commercial distribution before June 25, 2021, then the MAA for DZUVEO will cease to be valid, absent an exemption from EMA.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. Aspects of the Affordable Care Act that may impact our business include:

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax, and effective January 1, 2021, also eliminates the health insurer tax. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule, starting in 2020, permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how this decision, such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and EpiPens to patients of federally qualified health centers. Although these and other measures may require additional authorization to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

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

We expect that additional healthcare reform measures will be adopted within and outside the United States in the future, any of which could negatively impact our business. For instance, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we have obtained or may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. For example, DSUVIA is subject to a deferred post-marketing requirement for study in the pediatric population ages 6-17 years. As required in the DSUVIA FDA approval letter, a final protocol for this trial was submitted to the FDA in August 2020, in conjunction with a request to defer initiation of pediatric studies until additional post-market safety data is obtained in adult patients using DSUVIA. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, we intend to seek approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce the size of the commercial opportunity.

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

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, we and our collaborators face extensive regulatory requirements and our products may face future development and regulatory difficulties.*

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our products or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. For example, DSUVIA is subject to a deferred post-marketing requirement for study in the pediatric population ages 6-17 years. A final protocol for this trial was submitted to the FDA in August 2020, in conjunction with a request to defer initiation of pediatric studies until additional post-market safety data is obtained in adult patients using DSUVIA. Additionally, the labeling approved for DSUVIA includes restrictions on use due to the opioid nature of sufentanil. If approved, the labeling for Zalviso will likely include similar restrictions on use.

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

Except for Zalviso and DZUVEO, which are both approved in Europe, we may never obtain additional regulatory approvals for our products and product candidates outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we or our commercial partners, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. On September 22, 2015, we announced that the EC had approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. In April 2016, Grünenthal completed the first commercial sale of Zalviso. The Amended Agreements with Grünenthal will terminate effective November 13, 2020. We have not yet negotiated a New Arrangement and there can be no assurance that we will successfully enter into a New Arrangement. In June 2018, we announced that the EC had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. If we are unable to finalize a license agreement for DZUVEO in time to have the product in commercial distribution before June 25, 2021, then the MAA for DZUVEO will cease to be valid under the EMA’s “sunset clause” provision (which provides that the marketing authorization of a medicine will cease to be valid if it is not placed on the market within three years of the authorization being granted or if it is removed from the market for three consecutive years), absent an exemption from EMA.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2020 and may continue to incur losses in the future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of September 30, 2020, we had an accumulated deficit of $429.6 million.

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

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA and began the commercial launch of DSUVIA in the United States, we may never generate enough revenues from sales of DSUVIA, or Zalviso, if approved, in the United States to become profitable. Although DZUVEO was approved by the EC in June 2018, we have not yet entered into a collaboration agreement with a strategic partner to commercialize DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. While we have a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia that will terminate November 13, 2020, Grünenthal was unable to achieve a level of commercial sales of Zalviso for which we were able to receive sales milestone payments.

In September 2015, we consummated a monetization transaction with PDL pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the Amended License Agreement, subject to a capped amount, referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK. As mentioned above, during the three months ended June 30, 2020, Grünenthal terminated the Amended License Agreement, effective November 13, 2020. Per the terms of the Royalty Monetization, we are obligated to use commercially reasonable efforts to negotiate a replacement license agreement. Accordingly, even if we are able to enter into a replacement license agreement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing under the Royalty Monetization is reached. We do not anticipate generating significant near-term revenues from DSUVIA or Zalviso, if approved, in the United States. Our ability to generate future revenues from product sales depends heavily on our success in:

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

Future sales of DSUVIA to the DoD are not predictable, may occur on an irregular basis and may not meet our expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. If DoD spending on DSUVIA does not meet our expectations, it could adversely affect our expected results of operations, financial condition and liquidity.*

In April 2020, DSUVIA achieved Milestone C approval by the DoD, a decision that clears the path for the DoD to begin placing orders for DSUVIA. In September 2020, we announced that DSUVIA was added to the DoD Joint Deployment Formulary, a core list of pharmaceutical products that are designated for deploying military units across all service branches. Future sales of DSUVIA to the DoD are not predictable, may occur on an irregular basis, and may not meet our expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. Even if we do generate revenue from such sales, we may never generate revenue that is significant or predictable, which could impair our value and our ability to raise capital, expand our business or continue our operations. The placement of new orders by the DoD is, among other things, contingent upon overall U.S. government policies, budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, deployment of military units, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling. Our expectations about the timing and size of initial stocking orders for U.S. Army sets, kits and outfits, or SKOs, and other orders by the DoD are based on our understanding of troop deployment schedules. If DoD spending on DSUVIA does not meet our expectations, this could have a material adverse effect on our expected results of operations, financial condition and liquidity.

We have been substantially dependent on our commercial partner, Grünenthal, to successfully commercialize Zalviso in Europe and they have terminated their collaboration agreement with us.*

Under our agreements with Grünenthal, we granted Grünenthal rights to commercialize Zalviso in the Territory for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings. In September 2015, the EC approved Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, and Grünenthal began its European launch of Zalviso with the first commercial sale occurring in April 2016. On May 18, 2020, we received a notice from Grünenthal that it is exercising its right to terminate the Amended Agreements, effective November 13, 2020.

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

Any failures in commercialization of Zalviso outside the United States could have a material adverse impact on our business, including an adverse impact on the commercialization of DSUVIA or the development of Zalviso in the United States, if related to issues underlying the sufentanil sublingual tablet technology, safety or efficacy. Additionally, we agreed to certain representations and covenants relating to the Amended Agreements under our agreements with PDL, and, if we breach those representations or covenants, we may become subject to indemnification claims by PDL and liable to PDL for its indemnifiable losses relating to such breaches. The amount of such losses could be material and could have a material adverse impact on our business. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK.

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

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to cease operations.*

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with our ongoing activities including the commercial launch of DSUVIA in the United States and support for FDA regulatory review of the Zalviso NDA, once resubmitted. While we believe we have sufficient capital resources to continue planned operations for at least the next twelve months, we will need additional capital to pursue full commercialization of DSUVIA and Zalviso, if approved.

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

As of September 30, 2020, we had approximately $22.9 million of accrued debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

We rely on limited sources of supply for the active pharmaceutical ingredient, or API, of DSUVIA and Zalviso and any disruption in the chain of supply may cause a delay in supplying DSUVIA and Zalviso.*

Currently we only have one supplier qualified as a vendor for the manufacture of DSUVIA, known as DZUVEO in Europe, and Zalviso with the FDA and EMA, respectively. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider for DSUVIA is changing its process for manufacturing our drug, which could impact our commercial supply of API for DSUVIA. This change in process requires a regulatory submission to the FDA. The European Health Authority has approved the change in process for both DZUVEO and Zalviso in the EU. In the U.S. a regulatory submission has been submitted to support the use of the API made with the new manufacturing process, but there is no guarantee that the FDA will approve the submission. For example, in July 2019, we received notice from the FDA that a deficiency in the API manufacturer’s drug master file, or DMF, will need to be addressed before the submission can be approved. As of September 30, 2020, the API manufacturer had not responded to the FDA’s DMF deficiency notice for the new manufacturing process; however, API manufactured from a different process is still available to us for use in our products. Any alternate vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in delays. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

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

Our relationships with clinical investigators, health care professionals, consultants, commercial partners, third-party payers, hospitals, and other customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws, which could expose us to penalties.*

Healthcare providers, including physicians, and others play a primary role in the recommendation and prescribing of any products for which we may obtain marketing approval. Our business operations and arrangements with investigators, healthcare professionals, consultants, commercial partners, hospitals, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute the products for which we obtain marketing approval. Applicable federal and state healthcare laws include, but are not limited to, the following:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose certain obligations, including mandatory contractual terms, on covered healthcare providers, health plans and clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, and their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

foreign laws, regulations, standards and regulatory guidance which govern the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, or GDPR, which introduces strict requirements for processing personal data of individuals within the European Union;

•

the federal transparency law, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS information related to payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

Business interruptions could delay our operations and sales efforts.*

Our headquarters is located in the San Francisco Bay Area, near known earthquake fault zones and is vulnerable to significant damage from earthquakes. Our contract manufacturers, suppliers, clinical trial sites and local and national transportation vendors are all subject to business interruptions due to weather, outbreaks of pandemic diseases, natural disasters, or man-made incidents. We are also vulnerable to other types of natural disasters and other events that could disrupt our operations. If any of these events occurred and prevented us or third parties on which we rely from using all or a significant portion of our or their facilities, it may be difficult or, in certain cases, impossible for us to continue our business and operations for a substantial period of time.

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

We may acquire companies, product candidates or products or engage in strategic transactions, which could divert our management’s attention and cause us to incur various costs and expenses.*

We may acquire or invest in companies, product candidates or products that we believe could complement or expand our business or otherwise offer growth opportunities. The pursuit of potential acquisitions or investments may divert the attention of management and has caused, and in the future may cause, us to incur various costs and expenses in identifying, investigating, and pursuing them, whether or not they are consummated. We may not be able to identify desirable acquisitions or investments or be successful in completing or realizing anticipated benefits from such transactions. In addition, the acquisition of product candidates and products is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. Larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.*

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of September 30, 2020, we are the owner of record of 81 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents include patents we have listed in the FDA’s Orange Book for DSUVIA and patents expected to provide coverage until 2031. These issued patents also include a European patent covering the DZUVEO device that is expected to provide coverage until at least 2036.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $3.93 and $1.66 during 2019, and between $0.76 and $2.07 during the first nine months of 2020. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Sales of a substantial number of shares of our common stock in the public market by our stockholders could cause our stock price to fall.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in June 2020 and declared effective by the SEC in July 2020, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million. To date, we have approximately $96.2 million remaining under such universal shelf registration statement. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants under our equity incentive plans. Grants under our equity incentive plans may also cause our stockholders to experience additional dilution, which could cause our stock price to fall. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our shares of common stock outstanding are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the new Tax Cuts and Jobs Act of 2017, or Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted Tax Act as modified by CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and federal net operating losses arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income for tax years beginning after December 31, 2020.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, currently in effect.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

3.3	Amended and Restated Bylaws of the Registrant, currently in effect.	S-1	333-170594	3.4	01/07/2011

10.1§+	Distribution Agreement between the Registrant and Biomet 3i LLC d/b/a Zimmer Biomet Dental, dated July 17, 2020.

10.2	Securities Purchase Agreement among the Registrant and the Purchasers, dated July 22, 2020.	8-K	001-35068	10.1	07/23/2020

10.3§+	Promotion Agreement among the Registrant, La Jolla Pharmaceutical Company and Tetraphase Pharmaceuticals, Inc., effective September 30, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

+     Material in the exhibit marked with an “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

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

Date: November 5, 2020	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)