Form 10-K
period 2020-12-31
ACELRX PHARMACEUTICALS INC
filed 2021-03-15
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35068

ACELRX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

351 Galveston Drive

Redwood City, CA 94063

(650) 216-3500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	ACRX	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☑	Smaller reporting company ☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the Nasdaq Global Market on that date, was approximately $95,491,775. The calculation excludes 1,971,363 shares of the registrant’s common stock held by current executive officers and directors that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 9, 2021, the number of outstanding shares of the registrant’s common stock was 118,947,830.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2020, are incorporated by reference into Part III of this report.

ACELRX PHARMACEUTICALS, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-K are contained principally under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•	the accuracy of our estimates regarding the sufficiency of our cash resources, future revenues, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing;

•	the uncertainties and impact arising from the worldwide COVID-19 pandemic, including restrictions on the ability of our sales force to contact and communicate with target customers and resulting delays and challenges to our commercial sales of DSUVIA® (sufentanil sublingual tablet, 30 mcg);

•	our success in commercializing DSUVIA in the United States, including the marketing, sales, and distribution of the product, whether alone or with contract sales organizations and other collaborators, such as Zimmer Biomet Dental;

•	our ability to comply with FDA regulations concerning the advertising and promotion of DSUVIA, including resolving the concerns raised by FDA in the warning letter delivered to us on February 11, 2021;

•	the expected benefits of the promotion agreement with La Jolla Pharmaceutical Company, or La Jolla;

•	the size and growth potential of the markets for DSUVIA, and Zalviso® (sufentanil sublingual tablet system), if approved in the United States, and our ability to serve those markets;

•	our ability to maintain regulatory approval of DSUVIA in the United States, including effective management of and compliance with the DSUVIA Risk Evaluation and Mitigation Strategies, or REMS, program;

•	acceptance of DSUVIA by physicians, patients and the healthcare community, including the acceptance of pricing and placement of DSUVIA on payers’ formularies;

•	the integration and performance of any assets or businesses we acquire;

•	our ability to develop sales and marketing capabilities in a timely fashion, whether alone through recruiting qualified employees, by engaging a contract sales organization, or with potential future collaborators;

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	our ability to manage effectively, and the impact of any costs associated with, potential governmental investigations, inquiries, regulatory actions or lawsuits that may be brought against us;

•	continued demonstration of an acceptable safety profile of DSUVIA;

•	effectively competing with other medications for the treatment of moderate-to-severe acute pain in medically supervised settings, including IV-opioids and any subsequently approved products;

•	our ability to maintain regulatory approval of DZUVEO™ in the European Union, or EU, and enter into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe;

•	our ability to manufacture and supply DZUVEO in Europe to any future strategic partner;

•	our ability to timely and efficiently close-out our relationship with Grünenthal GmbH, or Grünenthal, following the termination of our Collaboration and License Agreement and the Manufacture and Supply Agreement;

•	our ability to fulfill our obligations under the Purchase and Sale Agreement with SWK Funding, LLC, or SWK, (assignee of PDL BioPharma, Inc., or PDL) including our obligation to use commercially reasonable efforts to negotiate a replacement license agreement for Zalviso with a third party;

•	our ability to successfully execute the pathway towards a resubmission of the Zalviso New Drug Application, or NDA, and subsequently obtain and maintain regulatory approval of Zalviso in the United States and comply with any related restrictions, limitations, and/or warnings in the label of Zalviso, if approved;

•	the outcome of any potential FDA Advisory Committee meeting held for Zalviso;

•	our ability to successfully commercialize Zalviso, if approved in the United States;

•	the rate and degree of market acceptance of Zalviso, if approved in the United States;

•	our ability to obtain adequate government or third-party payer reimbursement;

•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;

•	our ability to successfully retain our key commercial, scientific, engineering, medical or management personnel and hire new personnel as needed;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers, including any supply chain impacts or work limitations resulting from shelter-in-place orders related to COVID-19;

•	the success of competing therapies that are or become available;

•	our liquidity and capital resources; and

•	our ability to obtain and maintain intellectual property protection for DSUVIA/DZUVEO and Zalviso.

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

Our Portfolio

The following table summarizes our portfolio.

Product	Description	Target Use	Status
DSUVIA®	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received U.S. Food and Drug Administration, or FDA, approval in November 2018; commercial launch began first quarter of 2019.

DZUVEO™	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Granted European Commission, or EC, marketing approval in June 2018.

Zalviso®	Sufentanil sublingual tablet system, 15 mcg	Moderate-to-severe acute pain in the hospital setting, administered by the patient as needed

In the U.S., positive results from Phase 3 trial, IAP312, announced in August 2017. Currently evaluating the timing of the resubmission of the New Drug Application, or NDA, which is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

Approved in the European Union, where it is marketed commercially by Grünenthal until May 2021.

Product	Description	Target Use	Status
ARX-02	Higher Strength Sufentanil Sublingual Tablet	Cancer breakthrough pain in opioid-tolerant patients

Phase 2 clinical trial and End of Phase 2 meeting completed. Investigational New Drug, or IND, application was inactivated.

Future development contingent upon identification of corporate partnership resources.

ARX-03	Combination Sufentanil/Triazolam Sublingual Tablet	Mild sedation and pain relief during painful procedures in a physician’s office	Phase 2 clinical trial and End of Phase 2 meeting completed. IND application was inactivated. Future development contingent upon identification of corporate partnership resources.

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

DSUVIA®

DSUVIA, known as DZUVEO in Europe, approved by the FDA in November 2018 (and by the European Medicines Agency, or EMA, in June 2018), is indicated for use in adults in certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. DSUVIA was designed to provide rapid analgesia via a non-invasive route and to eliminate dosing errors associated with IV administration. DSUVIA is a single-strength solid dosage form administered sublingually via a single-dose applicator, or SDA, by healthcare professionals. Sufentanil is an opioid analgesic currently marketed for IV and epidural anesthesia and analgesia. The sufentanil pharmacokinetic profile when delivered sublingually avoids the high peak plasma levels and short duration of action observed with IV administration.

Examples of potential patient populations and settings in which DSUVIA could be used include: emergency room patients; perioperative use for patients who are undergoing inpatient, short-stay or ambulatory surgery; inpatient use for up to 72 hours in patients with moderate-to-severe acute pain; procedural suite use for painful procedures such as oral surgery or cosmetic procedures; patients being treated and transported by paramedics; and for battlefield casualties. In the emergency room and in procedural suite environments, patients often do not have immediate IV access available, or may not require IV access. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Oral pills and liquids generally have slow and erratic onset of analgesia. Based on internal market research conducted to date, we believe that an additional treatment option that provides timely analgesia without requiring an IV for moderate-to-severe acute pain is needed, in both civilian and military settings, as an alternative to currently available opioids.

DSUVIA was approved with a REMS which restricts distribution to certified medically supervised healthcare settings in order to prevent respiratory depression resulting from accidental exposure. DSUVIA is only distributed to facilities certified in the DSUVIA REMS program following attestation by an authorized representative to comply with appropriate dispensing and use restrictions of DSUVIA. To become certified, a healthcare setting is required to train their healthcare professionals on the proper use of DSUVIA and have the ability to manage respiratory depression. DSUVIA is not available in retail pharmacies or for outpatient use. As part of the REMS program, we monitor distribution and audit wholesalers’ data, evaluate proper usage within the healthcare settings and monitor for any diversion and abuse. We de-certify healthcare settings that are non-compliant with the REMS program.

Zalviso®

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

Zalviso was approved for commercial sale in the European Union, or EU, in September 2015 and Grünenthal GmbH, or Grünenthal, began its commercial launch of Zalviso in the EU in April 2016. On May 18, 2020, we received a notice from Grünenthal that it was exercising its right to terminate the Collaboration and License Agreement, or, as amended, the License Agreement, which granted Grünenthal the European rights to commercialize Zalviso in the 28 EU member states at the time of the agreement, plus Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment in medically supervised settings, and the related Manufacture and Supply Agreement, or, as amended, the MSA, under which AcelRx exclusively manufactured and supplied Zalviso to Grünenthal for commercial sales in the Territory. The MSA, together with the License Agreement, are referred to as the Grünenthal Agreements. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory revert back to us in May 2021.

On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of Zalviso in Europe by Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. Under the Royalty Monetization, we have a continuing obligation to use commercially reasonable efforts to negotiate a replacement license agreement for Zalviso, or New Arrangement; however, we have not yet entered into such an arrangement. For additional information regarding the Grünenthal Agreements, see Note 5 “Revenue from Contracts with Customers” in the accompanying notes to the Consolidated Financial Statements. For additional information on the Royalty Monetization, see Note 8 “Liability Related to Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements.

Clinical Trials

Zalviso®

Zalviso has completed three Phase 3 clinical trials: two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA morphine. Each of the three Phase 3 trials successfully achieved its primary endpoint. Based on FDA feedback, we completed a fourth study, IAP312, in a diverse post-surgical population to further evaluate the overall performance of the Zalviso System.

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

The Market Opportunity for DSUVIA and Zalviso

Unmet Medical Need

Examples of potential patient populations and settings in which patients might require the short-term management of moderate-to-severe acute pain include emergency room patients; perioperative use for patients who are undergoing inpatient, short-stay or ambulatory surgery; inpatient use for up to 72 hours in patients with moderate-to-severe acute pain; procedural suite use for painful procedures such as oral surgery or cosmetic procedures; patients being treated and transported by paramedics; and for battlefield casualties.

While IV opioids are currently employed to control moderate-to-severe acute pain in many of these settings, the use of IV opioids suffers from the following:

•	potential high peaks and troughs of plasma concentrations;

•	infection risk associated with the invasive nature of IV delivery;

•	consumption of hospital resources including an IV pump, a bed where the patient can be monitored, and nurse time; and

•	possible impairment of a patient’s cognitive abilities, which can make it difficult to provide accurate medical history to physicians during evaluation.

We believe healthcare providers and hospital administrators caring for patients in moderate-to-severe acute pain in the aforementioned medically supervised settings could significantly benefit from the following items:

•	a pharmacokinetic profile that avoids the high peak plasma levels and short duration of action observed with IV administration;

•	non-invasively delivered analgesic that utilizes fewer hospital resources, thereby incurring less cost;

•	effective and rapid-acting pain relief with sufficient duration of effect allowing efficient treatment while assuring patient satisfaction;

•	pain relief that does not sacrifice cognitive function; and/or

•	infection risks due to invasive routes of delivery, such as IV.

In our Phase 1 through Phase 3 clinical studies, sublingual sufentanil has demonstrated the following attributes:

•	a pharmacokinetic profile that blunts peak plasma levels compared to IV administration;

•	ease of administration;

•	pain reduction (as much as 3-points on a validated 10-point scale) beginning as early as 15-to-30 minutes after administration;

•	maintenance of cognitive function;

•	adverse event types similar to IV opioids, such as nausea, headache, vomiting and dizziness; and

•	lower percentage of patients with decreased oxygen saturation events compared to IV-PCA morphine.

We believe that sublingual sufentanil provides a safety, efficacy and tolerability profile enabling our products to potentially replace IV opioid use in patients with moderate-to-severe acute pain in the proposed medically supervised settings. This may be especially true for DSUVIA in the post-operative settings where, because of the unique pharmacokinetic profile, the healthcare practitioner may be able to manage patient-flow more efficiently in the recovery room after surgery, and in emergency medical settings. The number of emergency departments is decreasing in the United States, resulting in an increased focus on resource management to treat a growing number of patients in an efficient manner.

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

ARX-02(higher strength sufentanil sublingual tablet)

A Phase 2 trial evaluating the efficacy and safety of ARX-02 for the treatment of cancer breakthrough pain in opioid-tolerant patients has been completed. The IND application for ARX-02 was inactivated as there is no ongoing clinical development.

ARX-03(combination sufentanil/triazolam sublingual tablet)

A Phase 2 trial which evaluated the efficacy and safety of this product for procedural anxiety and acute pain has been completed. The IND application for ARX-03 was inactivated as there is no ongoing clinical development.

ARX-02 and ARX-03 are investigational product candidates and are not approved by the FDA or any other regulatory agency. We do not intend to invest resources in these development stage product candidates; accordingly, any future development of these development stage product candidates is contingent on funding from a corporate partnership or other external funding source.

Our Strategy

Our strategy remains focused upon the commercial launch of DSUVIA into the medically supervised healthcare settings market, such as hospitals, surgical centers and emergency departments. The process of selling into these settings and obtaining approval for a product to be used within these types of institutions is complex and takes time.

Our four-pillar strategy for DSUVIA revenue growth is focused on delivering the most effective and efficient commercialization of DSUVIA through different channels, plus business development to expand the number of products in our portfolio.

The first pillar is concentrated on supporting broader use within the DoD after DSUVIA achieved U.S. Army Milestone C approval and was added to the Joint Deployment Formulary in 2020. We believe the opportunity for DSUVIA revenue growth includes deployed or deploying military troops, domestic-based military, military treatment facilities and Veterans Administration facilities. We are using a small internal commercial team of three that are focused on achieving our objectives within this first pillar.

The second pillar is focused on what we call specialty markets, which are typically large market opportunities, but more geographically dispersed with a lower concentration of patient visits than a hospital or surgery center. Examples of these specialty markets include oral/dental surgery, emergency medical services and plastic surgery. We intend to leverage the use of commercial partnerships with more established companies already serving customers in these specific markets. An example of an initiative in this pillar is our exclusive partnership with Zimmer Biomet Dental in oral/dental surgery. Our objective is to focus on finding additional partners for these other specialties that align with our values and goals.

The third pillar is centered around the hospital and ambulatory surgery centers. We intend to continue the launch of DSUVIA in the United States focused on promotion to hospitals, emergency departments and surgery centers with our internal commercial team, plus the support of La Jolla’s promotion efforts.

The fourth pillar involves identifying and licensing, or acquiring, complementary products to DSUVIA. We believe having a single product to market and sell into this setting is inherently inefficient and building a portfolio of products is important to mitigate such inefficiency. Accordingly, we will focus on business development activities to increase the number of products in our portfolio.

Supporting the DSUVIA commercial strategy is the production strategy, focused on the completion of our transition to automated packaging equipment with our contract manufacturing organization, to leverage improved technology to lower production cost.

Our specific strategy with respect to Zalviso is to (a) continue to use commercially reasonable efforts to negotiate a New Arrangement as required under the Royalty Monetization; and (b) upon the FDA providing further guidance about new opioid approval guidelines, evaluate resubmission of the Zalviso NDA to seek regulatory approval in the United States and, if successful, promote Zalviso as a follow-on product to DSUVIA, or potentially seek a commercial partner.

Business Development

In addition to partnering DSUVIA in large market, non-core specialty areas outside the hospital and ambulatory surgery centers (e.g., oral/dental surgery, plastic surgery, EMS, etc.), and identifying and licensing, or acquiring, complementary products to DSUVIA, as well as out-licensing DSUVIA/DZUVEO in other geographies with potential partners, we are actively pursuing ways to leverage our commercial infrastructure by identifying, evaluating and executing transactions to bring in additional products for healthcare institutions.

Sales and Marketing

Our four-pillar commercial strategy is focused on leveraging our internal commercial organization, plus collaboration partners, to commercialize DSUVIA. We have established and will continue developing our distribution capability and commercial organization in the United States to market and sell DSUVIA in the United States. In geographies where we decide not to commercialize ourselves, we will seek to out-license commercialization rights. In specialty areas that are not core to the hospital, ambulatory surgery centers, or ASCs, or emergency room settings, (e.g., plastic surgeries), we will seek commercialization partners that will support accessing these markets.

We are building commercial capability in the United States progressively to support the launch of DSUVIA in the United States market. We foresee two stages of commercial execution to support successful introduction of DSUVIA in the United States:

To date, we have:

•	created and deployed a focused scientific support team to gather a detailed understanding of individual emergency room and hospital needs in order to present DSUVIA effectively;

•	increased awareness of the clinical profile of sublingual administration of sufentanil through publication of our clinical data;

•	engaged appropriate Advisory Boards that include representative emergency room physicians, anesthesiologists, surgeons, nurses, pharmacy and therapeutics, or P&T, committee members and other related experts to provide us with input on appropriate commercial positioning for DSUVIA for each of these key audiences;

•	built a sales and marketing organization that can define appropriate segmentation and positioning strategies and tactics for DSUVIA;

•	established DSUVIA on hospital and ambulatory surgery center formularies through deployment of an experienced team to explain the clinical and health economic attributes of DSUVIA;

•	gathered relevant clinical and health economic data identifying the limitations of IV opioids and other relevant treatments for moderate-to-severe acute pain in use today; and

•	partnered with La Jolla to promote DSUVIA, which allows us to adjust the number of people in our sales organization and rely on an existing salesforce of a commercial partner;

Next steps in our commercialization plan include:

•	as needed, continuing to build and progressively deploy a high-quality, customer-focused and experienced sales organization in the United States dedicated to bringing innovative, highly valued healthcare solutions to patients, payers and healthcare providers;

•	potentially expanding the label to include pediatric populations by conducting post-approval clinical trials for DSUVIA; and

•	continuing to establish DSUVIA as a suitable choice for moderate-to-severe acute pain in certified medically supervised settings.

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

Promotion Agreement

On March 15, 2020, we entered into a Co-Promotion Agreement, or the Co-Promotion Agreement, with Tetraphase Pharmaceuticals, Inc., or Tetraphase, to co-promote DSUVIA and Tetraphases’s XERAVA™ (eravacycline). On July 28, 2020, Tetraphase was acquired by La Jolla Pharmaceutical Company, or La Jolla. On October 1, 2020, we entered into a Promotion Agreement, or the Promotion Agreement, with La Jolla and Tetraphase, effective as of September 30, 2020, pursuant to which AcelRx, La Jolla and Tetraphase restructured their co-promotion arrangement, with La Jolla agreeing to detail and promote DSUVIA and AcelRx and Tetraphase agreeing to terminate the Co-Promotion Agreement between them. Refer to Note 1 “Organization and Summary of Significant Accounting Policies” for additional information.

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

As of December 31, 2020, we are the owner of record of 26 issued U.S. patents, which together provide coverage for sufentanil sublingual tablets, and the device components of Zalviso and DSUVIA. These patents provide coverage to at least 2027. We also hold nine issued European patents, each valid in at least eight countries in Europe. In addition, we own seven patents in Japan, eight in China and seven in Korea, and a number of other international patents which provide coverage to at least 2027. We are also pursuing a number of U.S. and foreign patent applications. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

Pharmaceutical Manufacturing and Supply

We currently rely on contract manufacturers to produce sufentanil sublingual tablets for commercial production of DSUVIA and Zalviso under current Good Manufacturing Practices, or cGMP, with oversight by our internal managers. Equipment specific to the pharmaceutical manufacturing process was purchased and customized for us and is currently owned by us. We plan to continue to rely on contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our products, if and when approved for marketing by the FDA. We currently rely on a single manufacturer for the commercial supplies of the active pharmaceutical ingredient, or API, for DSUVIA and Zalviso, and intend to qualify a second source. We have identified other manufacturers that could satisfy our commercial supply and packaging requirements and we continue to evaluate those manufacturers.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and complying with applicable laws and regulations requires the expenditure of substantial time and financial resources. Failure to comply at any time during the product development and approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. For example, on February 11, 2021, we received a warning letter from the Office of Prescription Drug Promotion, or OPDP, of the FDA relating to a banner advertisement we submitted to the OPDP on December 6, 2019 and a tabletop display we submitted on February 28, 2020, and resubmitted to the OPDP at its request on September 23, 2020. We submitted the materials to the OPDP pursuant to the FDA requirement that sponsors submit all promotional materials to the FDA at the time of their initial dissemination or publication. The FDA’s concerns identified in the letter include its view that the promotional material makes misleading claims and representations about the risks and efficacy of DSUVIA because the material does not reveal facts that are material in light of the representations made. As a result, we conducted a review of our marketing materials to identify any potential revisions in light of the letter. We responded to the FDA within the timeframe requested in the letter and sought guidance and clarification from the FDA on the concerns raised in the letter. We cannot give any assurances, however, that the FDA will be satisfied with our response to the letter or that such response will resolve the issues identified in the letter.

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

If a product candidate does receive regulatory approval, the approval may be limited to specific conditions and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. DSUVIA was approved with a REMS to mitigate the risk of respiratory depression resulting from accidental exposure by ensuring that DSUVIA is dispensed only to patients in certified medically supervised healthcare settings. Zalviso, if approved, will also require a REMS, which can include a medication guide, patient package insert, a communication plan, elements to assure safe use and implementation system, and must include a timetable for assessment of the REMS. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. In addition, the FDA may require post-approval testing which involves clinical trials designed to further assess a drug product’s safety and effectiveness after the NDA.

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

We are responsible for maintaining Zalviso device regulatory approval in the EU in order to support the manufacturing and supply of Zalviso for commercial sales. We completed the Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in the European Union. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system. This is an internationally recognized quality standard for medical devices. The CE Mark was originally issued by the British Standards Institution, or BSI, a Notified Body, or NB, located in the United Kingdom, or U.K., or BSI-U.K. We transferred the CE Mark file and certification to the Netherlands NB of BSI, or BSI-NL, to mitigate the uncertainty with regards to Brexit. The ISO certification issued through BSI-U.K. was upgraded in 2019 to the latest version of the standard, ISO 13485:2016 through BSI-U.K. in 2019 and remains in effect, regardless of Brexit. BSI ISO 13485:2016 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and EEA, as well as to meet equivalent requirements in other international markets.

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

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies, for which federal healthcare program payment is available, report information related to certain payments or other transfers of value made or distributed to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, our sales of any approved products will depend in part on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by third-party payers. These third-party payers are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare products. Such payers may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers and hospitals may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming, costly and sometimes unpredictable process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer and hospital separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. We cannot be certain that DSUVIA and Zalviso, once approved for commercial sale, will be considered medically necessary or cost-effective. Because coverage and reimbursement determinations are made on a payer-by-payer basis, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer. If we are unable to obtain coverage of, and adequate reimbursement and payment levels for, our approved products from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition and future success. Third-party payers, government healthcare programs, wholesalers, group purchasing organizations, and hospitals frequently require that pharmaceutical companies negotiate agreements that provide discounts or rebates from list prices. We expect increasing pressure to offer larger discounts or discounts to a greater number of these organizations to maintain acceptable reimbursement levels for and access to our products. Net prices for drugs may be reduced by these mandatory discounts or rebates required by government healthcare programs, private payers, wholesalers, group purchasing organizations, hospitals, and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations.

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

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act. Currently, Congress has considered legislation that would repeal, or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize DSUVIA, and if approved in the United States, Zalviso.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and will stay in effect through 2030 unless Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration’s budget proposal for the fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has also been delayed pending review by the Biden administration until March 22, 2021. Further, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital Resources

As of December 31, 2020, we employed 54 full-time employees, approximately half of whom work out of our corporate offices in Redwood City, CA. The rest of our employees work remotely in various locations throughout the United States and are members of our commercial team. We have completed a Diversity, Equity and Inclusion, or DEI, training to reflect our commitment to DEI as an organization and build awareness. AcelRx is committed to pay equity, regardless of gender or race/ethnicity, and conducts pay equity analyses on an annual basis.

We invest in our workforce by offering competitive salaries, wages, and benefits. We endeavor to foster a strong sense of ownership by offering all employees stock options and restricted stock units under our broad-based stock incentive program. We also offer comprehensive and locally relevant benefits for all eligible employees. We recognize and support the growth and development of our employees.

We have implemented COVID-19 policies at our Redwood City office designed to ensure the safety and well-being of all employees and the people associated with them. In addition, we have implemented COVID-19 policies for our sales force to ensure safe access to hospitals and other medically supervised settings, as appropriate. As a result of the COVID-19 pandemic, to reduce risk, our corporate employees have been asked to work remotely, and all employees have been asked to avoid all non-essential travel, adhere to good hygiene practices, and engage in physical distancing.

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

Summary Risk Factors

Our business is subject to numerous risks, as more fully described in this section below this summary. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, our risks include:

●	Our business is being adversely impacted by the COVID-19 pandemic.
●	We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2021 and may continue to incur losses in the future
●	We have not yet generated significant product revenue and may never be profitable.
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

Risks Related to COVID-19 Pandemic

Our business is being adversely impacted by the COVID-19 pandemic.

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

We entered into a collaboration with Grünenthal for the commercialization of Zalviso in Europe and Australia and, during the three months ended June 30, 2020, Grünenthal terminated the collaboration, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory revert back to us in May 2021. We intend to enter into additional strategic partnerships with third parties to commercialize our products outside of the United States, including a replacement license agreement for Zalviso in Europe. Per the terms of royalty monetization arrangement with PDL BioPharma, Inc., or PDL, we are obligated to use commercially reasonable efforts to negotiate a replacement license agreement. Accordingly, even if we are able to enter into a replacement license agreement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing to PDL is reached. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. The EC granted marketing approval of DZUVEO in June 2018. We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe, and there can be no assurance that we will successfully enter into such an agreement. We may also consider the option to enter into strategic partnerships for DSUVIA, or Zalviso, if approved, in the United States. We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document.

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

In March 2020, we reduced the size of our commercial team to eliminate the overlap with the Tetraphase Pharmaceuticals, Inc. commercial team under our co-promotion arrangement and reduce operating expenses. The restructuring resulted in the elimination of 30 positions, or approximately 33% of our workforce. As of December 31, 2020, we had approximately 25 sales representatives, including those under the Promotion Agreement with La Jolla.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, any research, clinical development, manufacturing or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. For example, Grünenthal has terminated the collaboration agreement for the commercialization of Zalviso in Europe. The rights to market and sell Zalviso in the Territory revert back to us in May 2021. We have a continuing obligation, through the term of the Royalty Monetization with PDL, to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully and timely transition terminated collaborative agreements, including entering into a New Arrangement for Zalviso in Europe, we may have to undertake development and commercialization activities at our own expense or find alternative sources of capital.

Approval of Zalviso and DZUVEO in Europe has resulted in a variety of risks associated with international operations that could materially adversely affect our business.

Our collaboration with Grünenthal for Zalviso required us to supply product to support the European commercialization of Zalviso and it is possible that any New Arrangement would also include such a requirement. In addition, with the June 2018 approval of DZUVEO in Europe, we intend to enter into agreements with third parties to market DZUVEO in Europe, which may also require us to supply product to those third parties. We may be subject to additional risks related to entering into international business relationships, including:

•	multiple, conflicting, and changing laws and regulations such as privacy and data regulations, transparency regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, including for drug approvals, and other governmental approvals, permits, and licenses;

•	EMA “sunset clause” requirements, which apply to DZUVEO, providing that the marketing authorization of a medicine will cease to be valid if it is not placed on the market within three years of the authorization being granted (i.e., by June of 2021) or if it is removed from the market for three consecutive years; however, the European Commission has extended this date to March 1, 2022 for DZUVEO;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different payer reimbursement regimes, governmental payers, patient self-pay systems and price controls;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from pandemics, geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

In the European Union, or EU, the pricing of prescription drugs is subject to government control. The EU also provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. In addition, the EMA has a “sunset clause” which provides that the marketing authorization of a medicine will cease to be valid if it is not placed on the market within three years of the authorization being granted or if it is removed from the market for three consecutive years; however, the European Commission has extended this date to March 1, 2022 for DZUVEO.

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

The Affordable Care Act continues to substantially change health care financing and delivery by both governmental and private insurers, which may increase our regulatory burdens and operating costs.

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax, and effective January 1, 2021, also eliminated the health insurer tax. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule, effective in 2020, permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and will stay in effect through 2030 unless Congressional action is taken. However, COVID-19 support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has also been delayed pending review by the Biden administration until March 22, 2021. Further, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e. arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

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

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, we and our collaborators face extensive regulatory requirements, and our products may face future development and regulatory difficulties.

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

Advertising and promotional materials must comply with FDA rules concerning the advertising and promotion of DSUVIA and are subject to FDA review, in addition to other potentially applicable federal and state laws. Failure to comply with these regulations can result in the receipt of warning letters and further liability if off-label promotion is involved. For example, on February 11, 2021, we received a warning letter from the Office of Prescription Drug Promotion, or OPDP, of the FDA relating to a banner advertisement we submitted to the OPDP on December 6, 2019 and a tabletop display we submitted on February 28, 2020, and resubmitted to the OPDP at its request on September 23, 2020. We submitted the materials to the OPDP pursuant to the FDA requirement that sponsors submit all promotional materials to the FDA at the time of their initial dissemination or publication. The FDA’s concerns identified in the letter include its view that the promotional material makes misleading claims and representations about the risks and efficacy of DSUVIA because the material does not reveal facts that are material in light of the representations made. As a result, we conducted a review of our marketing materials to identify any potential revisions in light of the letter. We responded to the FDA within the timeframe requested in the letter and sought guidance and clarification from the FDA on the concerns raised in the letter. We cannot give any assurances, however, that the FDA will be satisfied with our response to the letter or that such response will resolve the issues identified in the letter. If approved, Zalviso will be subject to these same requirements.

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

In order to market any products outside of the United States, we or our commercial partners, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. On September 22, 2015, we announced that the EC had granted marketing approval for Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. In April 2016, Grünenthal completed the first commercial sale of Zalviso. Grünenthal terminated the collaboration, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory revert back to us in May 2021. We have not yet negotiated a New Arrangement and there can be no assurance that we will successfully enter into a New Arrangement. In June 2018, we announced that the EC had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2021 and may continue to incur losses in the future.

We have incurred significant net losses in each year since our inception in July 2005, and as of December 31, 2020, we had an accumulated deficit of $438.5 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the Department of Defense, or DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA and conduct research and development activities, including the FDA regulatory review of the Zalviso NDA, once resubmitted. Grünenthal’s sales of Zalviso in Europe have historically been small. If DSUVIA is not successfully commercialized in the U.S., or if Zalviso is not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

We have not yet generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA and began the commercial launch of DSUVIA in the United States, we may never generate enough revenues from sales of DSUVIA, or Zalviso, if approved, in the United States to become profitable. Although the EC granted marketing approval of DZUVEO in June 2018, we have not yet entered into a collaboration agreement with a strategic partner to commercialize DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. While we had a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia it has been terminated, and Grünenthal was unable to achieve a level of commercial sales of Zalviso for which we were able to receive sales milestone payments. The rights to market and sell Zalviso in the Territory revert back to us in May 2021.

In September 2015, we consummated a monetization transaction with PDL pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the Amended License Agreement, subject to a capped amount, referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK. As mentioned above, Grünenthal has terminated the Amended License Agreement and the rights will revert back to us in May 2021. Per the terms of the Royalty Monetization, we are obligated to use commercially reasonable efforts to negotiate a replacement license agreement. Accordingly, even if we are able to enter into a replacement license agreement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing under the Royalty Monetization is reached. We do not anticipate generating significant near-term revenues from DSUVIA or Zalviso, if approved, in the United States. Our ability to generate future revenues from product sales depends heavily on our success in:

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

Future sales of DSUVIA to the DoD are not predictable, may occur on an irregular basis and may not meet our expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. If DoD spending on DSUVIA does not meet our expectations, it could adversely affect our expected results of operations, financial condition and liquidity.

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

We have been substantially dependent on our commercial partner, Grünenthal, to successfully commercialize Zalviso in Europe and they have terminated their collaboration agreement with us.

Under our agreements with Grünenthal, we granted Grünenthal rights to commercialize Zalviso in the Territory for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings. In September 2015, the EC granted marketing approval for Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, and Grünenthal began its European launch of Zalviso with the first commercial sale occurring in April 2016. Grünenthal terminated the collaboration, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory revert back to us in May 2021.

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

We have not realized the expected benefits from our collaboration with Grünenthal, and may not realize the expected benefits from any New Arrangement, due to a number of important factors, including:

•	The timing and amount of any payments we may receive under our agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Zalviso by Grünenthal and any future collaboration partner in Europe;

•	Grünenthal changed the focus of its commercialization efforts to pursue higher-priority programs and any future collaboration partner may do the same;

•	Grünenthal will stop its commercialization efforts in countries where it currently has the sole right to commercialize Zalviso requiring us to find another collaboration partner for Zalviso in Europe; and

•	Grünenthal has terminated its agreements with us, and any future collaboration partner may also terminate any future agreement with us, adversely affecting our potential revenue from Zalviso;

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

In June 2018, the EC granted marketing approval for DZUVEO but we have not yet entered into a collaboration agreement with a strategic partner to commercialize DZUVEO in Europe. If we are unable to enter into such an agreement, we may never generate revenues from sales of DZUVEO. If we are successful in identifying a commercial partner and entering into a collaboration agreement, we will be substantially dependent on this partner to successfully commercialize DZUVEO in Europe. Any failures in the commercialization of DZUVEO in Europe could have a significant adverse impact on our revenues and operating results.

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

On May 30, 2019, we entered into the Loan Agreement with Oxford Finance LLC, or Oxford, a Delaware limited liability company, as the Lender. The Loan Agreement contains, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose operating restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interests. The Loan Agreement includes covenants that, among other things, restrict our ability to (i) declare dividends or redeem or repurchase equity interests; (ii) incur additional liens; (iii) make loans and investments; (iv) incur additional indebtedness; (v) engage in mergers, acquisitions, and asset sales; (vi) transact with affiliates; (vii) undergo a change in control; (viii) add or change business locations; and (ix) engage in businesses that are not related to our existing business. The Loan Agreement also requires that we at all times maintain unrestricted cash of not less than $5.0 million.

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

As of December 31, 2020, we had approximately $21.0 million of accrued debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

In addition, we have not yet entered into a collaboration agreement for the sale of DZUVEO in Europe, but we anticipate that any future collaboration agreement will likely require us to manufacture and supply DZUVEO to our commercial partner. As mentioned above, we were obligated to manufacture and supply Zalviso under the Amended Agreements with Grünenthal for use in Europe and their other licensed territories and may be required to do so under any New Arrangement. If we are unable to establish a reliable commercial supply of Zalviso for Europe, we may be unable to satisfy our obligations under any New Arrangement in a timely manner or at all, and we may, as a result, be in breach of any New Arrangement. If any such breach, or other breach, were to be material and remain uncured, it could result in termination of the New Arrangement, which in turn could result in us being responsible for indemnification of losses suffered by PDL under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely affected.

We rely on limited sources of supply for the active pharmaceutical ingredient, or API, of DSUVIA and Zalviso and any disruption in the chain of supply may cause a delay in supplying DSUVIA and Zalviso.

Currently we only have one supplier qualified as a vendor for the manufacture of DSUVIA, known as DZUVEO in Europe, and Zalviso with the FDA and EMA, respectively. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider for DSUVIA is changing its process for manufacturing our drug, which could impact our commercial supply of API for DSUVIA. This change in process requires a regulatory submission to the FDA. The European Health Authority has approved the change in process for both DZUVEO and Zalviso in the EU. In the U.S., a regulatory submission has been submitted to support the use of the API made with the new manufacturing process, but there is no guarantee that the FDA will approve the submission. For example, in July 2019, we received notice from the FDA that a deficiency in the API manufacturer’s drug master file, or DMF, will need to be addressed before the submission can be approved. The API manufacturer responded to the FDA’s DMF deficiency notice for the new manufacturing process and we resubmitted the Supplemental NDA seeking approval of use of the new manufacturing process API. Any alternate vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in delays. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

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

We have built out a suite within our CMO’s production facility in Cincinnati, Ohio that serves as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at this location. While we produced a number of commercial lots to support Grünenthal’s launch in Europe, our experience is limited, which impacted our ability to deliver commercial supplies to Grünenthal on a timely basis, and may in the future impact our ability to deliver commercial supplies under any New Arrangement, if required, on a timely basis.

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

For DSUVIA, we currently package the finished goods under a manual process and would package finished goods of DZUVEO in the same manner. The capacity and cost to package the finished goods under this manual process is not optimal to support successful future sales of DSUVIA and DZUVEO. We have initiated the process to purchase an automated filling and packaging line to support increased capacity packaging for DSUVIA and DZUVEO. Despite the delays due to the impact of COVID-19, we are projecting to complete the acquisition and installation of this line in the first half of 2021. There is no assurance that we will be able to successfully purchase, install or validate the automated filling and packaging line for DSUVIA and DZUVEO. If we are successful in the purchase, installation and validation of this equipment and process, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product on this line.

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

Healthcare providers, including physicians, and others play a primary role in the recommendation and prescribing of any products for which we may obtain marketing approval. Our business operations and arrangements with investigators, healthcare professionals, consultants, commercial partners, hospitals, third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute the products for which we obtain marketing approval. Applicable federal and state healthcare laws include, but are not limited to, the following:

•	the federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

•	the federal civil and criminal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private) and knowingly or willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose certain obligations, including mandatory contractual terms, on covered healthcare providers, health plans and clearinghouses, and their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	foreign laws, regulations, standards and regulatory guidance which govern the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, or GDPR, which introduces strict requirements for processing personal data of individuals within the European Union;

•	the federal transparency law, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS information related to payments and other transfers of value provided to physicians, (defined to include, doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•	analogous state laws that may apply to our business practices, including but not limited to, state laws that require pharmaceutical companies to implement compliance programs and/or comply with the pharmaceutical industry’s voluntary compliance guidelines; state laws that impose restrictions on pharmaceutical companies’ marketing practices and require manufacturers to track and file reports relating to pricing and marketing information, which requires tracking and reporting gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects; and,

•	the federal Foreign Corrupt Practices Act of 1977, United Kingdom Bribery Act 2010 and other similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage.

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

In order to supply the Zalviso device to any future collaborator for commercial sales in Europe, we must maintain conformity of our quality system to applicable ISO standards and must comply with applicable European laws and directives.

We underwent a Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in Europe. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. The CE Mark was originally issued by the British Standards Institution, or BSI, a Notified Body, or NB, located in the United Kingdom, or U.K., or BSI-U.K. The CE Mark file and certification has been transferred to the Netherlands NB of BSI, or BSI-NL, to mitigate the uncertainty with regards to Brexit. The ISO certification issued through BSI-U.K. was recently upgraded to the latest version of the standard, ISO 13485:2016 through BSI-U.K. and remains in effect. BSI ISO 13485:2016 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and European Economic Area (which includes the 27 EU member states as well as Norway, Iceland and Liechtenstein), or EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Redwood City, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE Mark to our Zalviso device, which would prevent any future collaboration partner from selling these devices within the EU and EEA.

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

Business interruptions could delay our operations and sales efforts.

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

Our insurance coverage included the sale of Zalviso to our former commercial partner, Grünenthal, and will likely include the sale of Zalviso by any future commercial partner. We intend to commercialize and promote DZUVEO in Europe with a strategic partner which may result in further expansion of our insurance coverage to include sales of DZUVEO in Europe. There can be no assurance that such coverage will be adequate to protect us against any future losses due to liability.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of December 31, 2020, we are the owner of record of 81 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents include patents we have listed in the FDA’s Orange Book for DSUVIA and patents expected to provide coverage until 2031. These issued patents also include a European patent covering the DZUVEO device that is expected to provide coverage until at least 2036.

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

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $3.93 and $1.66 during 2019, and between $0.76 and $2.07 during 2020. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States or to successfully develop and commercialize Zalviso in the United States;

•	inability to obtain additional funding needed to conduct our planned business operations;

•	the integration and performance of any businesses or assets we may acquire;

•	uncertainties regarding the magnitude and duration of impacts we are experiencing due to COVID-19;

•	the perception of limited market sizes or pricing for our products;

•	further delays in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the Zalviso NDA, upon resubmission;

•	inability to enter into, or unfavorable terms associated with, a New Arrangement for the commercialization of Zalviso in Europe;

•	safety issues;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	inability to maintain ISO 13485 certification and CE Mark approval for Zalviso;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures, or other significant transactions, including disposition transactions, or capital commitments by us or our competitors;

•	disputes or other developments relating to employment matters, business development efforts, proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key management or scientific personnel;

•	costs associated with potential governmental investigations, inquiries, regulatory actions or lawsuits that may be brought against us as a result of us being an opioid manufacturer;

•	other types of significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in June 2020 and declared effective by the SEC in July 2020, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million. To date, we have approximately $54.5 million remaining under such universal shelf registration statement. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants under our equity incentive plans. Grants under our equity incentive plans may also cause our stockholders to experience additional dilution, which could cause our stock price to fall. We may also issue shares of our common stock as consideration in mergers, acquisitions and other business development transactions. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our shares of common stock outstanding are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

As of December 31, 2020, we had federal net operating loss carryforwards of $264.4 million, of which $114.9 million federal net operating losses generated before January 1, 2018 will begin to expire in 2029. Federal net operating losses of $149.5 million generated after January 1, 2018 will carryforward indefinitely but are subject to the 80% taxable income limitation. As of December 31, 2020, we had state net operating loss carryforwards of $141.5 million, which begin to expire in 2028.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the Tax Cuts and Jobs Act of 2017, or Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted Tax Act as modified by CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and federal net operating losses arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income for tax years beginning after December 31, 2020.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Market since February 11, 2011 under the symbol “ACRX”. As of March 9, 2021, there were 12 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information specified under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2020, including year-over-year comparisons versus the year ended December 31, 2019. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO in Europe) and Zalviso, are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved our resubmitted NDA for DSUVIA for use in adults in certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We are further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In geographies where we decide not to commercialize ourselves, including for DZUVEO in Europe, we may seek to out-license commercialization rights. We currently intend to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although we have not yet entered into any such arrangement. The timing of the resubmission of the Zalviso NDA is dependent upon the finalization of the FDA’s new opioid approval guidelines and process. If we are successful in obtaining approval of Zalviso in the United States, we plan to potentially promote Zalviso either by ourselves or with strategic partners. Zalviso was approved for sale in the European Union on September 18, 2015, and was initially commercialized by Grünenthal GmbH, or Grünenthal. On May 18, 2020, we received a notice from Grünenthal that it was exercising its right to terminate the Collaboration and License Agreement, or, as amended, the License Agreement, which granted Grünenthal the European rights to commercialize Zalviso in the 28 EU member states at the time of the agreement, plus Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment in medically supervised settings, and the related Manufacture and Supply Agreement, or, as amended, the MSA, under which AcelRx exclusively manufactured and supplied Zalviso to Grünenthal for commercial sales in the Territory. The MSA, together with the License Agreement, are referred to as the Grünenthal Agreements. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory revert back to us in May 2021.

Product Development Programs

Our product development portfolio features two innovative therapies for the treatment of acute pain. Please refer to “Part I. Item 1. Business—Our Portfolio” for a detailed discussion of DSUVIA and Zalviso.

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

On March 16, 2020, in connection with entering into the Co-Promotion Agreement, we eliminated 30 positions, mainly within the commercial organization. As of December 31, 2020, we had approximately 25 sales representatives, including those under the Promotion Agreement with La Jolla.

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

General Trends and Outlook

COVID-19-related

Government-mandated shelter-in-place orders and related safety policies on account of the COVID-19 pandemic continue to prevent us from operating our business in the normal course. Beginning in early 2020, state and local officials issued orders in response to the pandemic which included, among other things, requirements for residents to shelter in place and for non-essential businesses to cease activities at facilities within certain cities, counties, and states. State and local officials have taken different approaches to these orders, and some have not issued any such orders. Once issued, the orders have been relaxed and then tightened, depending on the rate of COVID-19 cases. As a result of these orders, we implemented a work from home policy for our California-based employees and we continue to adhere to the various and diverse orders issued by government officials in the jurisdictions in which we operate. In addition, some hospitals, ambulatory surgery centers and other healthcare facilities have barred visitors that are not caregivers or mission-critical and otherwise restricted access to such facilities, and we have no visibility as to when these restrictions will be lifted. As a result, the educational and promotional efforts of our commercial and medical affairs personnel have been substantially reduced, and in some cases, stopped. Cancellation or delays of formulary committee meetings and delays of elective surgeries have also affected the pace of formulary approvals and, consequently, the rate of adoption and use of DSUVIA. We expect our near-term sales volumes to be adversely impacted as long as access to healthcare facilities by our commercial and medical affairs personnel continues to be limited. We will continue to evaluate the impact on our revenues and related metrics and operating expenses during this period and assess the need to adjust our expenses and expectations.

As a result of international travel restrictions, the timing for testing and acceptance of our DSUVIA high-volume packaging line has been delayed. Based on our best estimate, we project that the line will be installed in the first half of 2021, with FDA approval expected in 2022.

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

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue commercialization activities to support the U.S. launch of DSUVIA, support European sales of Zalviso by any replacement partner, and any future research and development activities needed to support the U.S. approval of Zalviso, once, and if, the NDA is resubmitted. As a result, we expect to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

We will incur capital expenditures related to the installation of our high-volume automated packaging line for DSUVIA, which we project will be installed in the first half of 2021 with FDA approval expected in 2022. We anticipate that the high-volume line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2022 and beyond.

Our net losses were $40.4 million, $53.2 million and $47.1 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $438.5 million. As of December 31, 2020, we had cash, cash equivalents and short-term investments totaling $42.9 million compared to $66.1 million as of December 31, 2019.

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

Revenue from Contracts with Customers

We follow the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We sell our products primarily through wholesale distributors.

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

Product sales revenue

We sell our product primarily through distributors. Revenues from product sales are recognized when distributors obtain control of our product, which occurs at a point in time, upon delivery to such distributors. These distributors subsequently resell the product to certified medically supervised healthcare settings. In addition to distribution agreements with these customers, we enter into arrangements with group purchasing organizations, or GPOs, and other certified medically supervised healthcare settings that provide for privately negotiated discounts with respect to the purchase of our products. For revenue recognition under bill-and-hold arrangements, wherein the customer agrees to buy product from us but requests delivery at a later date, we deem that control passes to the customer when the product is ready for delivery. We recognize revenue under these types of arrangements when a signed agreement is in place, the transaction is billable, the customer has significant risk and rewards for the product and the ability to direct the asset, the product has been set aside specifically for the customer, and the product cannot be redirected to another customer. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, government rebates, returns, distribution fees and GPO fees. Variable consideration is recorded at the time product sales are recognized resulting in a reduction in product revenue. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Variable consideration is estimated using the most-likely amount method, which is the single-most likely outcome under a contract and is typically at the stated contractual rate. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method under ASC Topic 606 for relevant factors. These factors include current contractual and statutory requirements, specific known market events and trends, industry data, and/or forecasted customer buying and payment patterns. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary materially from our estimates, we will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These estimates include:

Chargebacks - Our customers subsequently resell our product to qualified healthcare providers. In addition to distribution agreements with customers, we enter into arrangements with qualified healthcare providers that provide for chargebacks and discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are determined at the time of resale to the qualified healthcare providers by customers, and we issue credits for such amounts generally within a few weeks of the customer's notification to us of the resale. Reserves for chargebacks consists of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to the qualified healthcare providers, and chargebacks for units that our customers have sold to the qualified healthcare providers, but for which credits have not been issued.

Government Rebates - We are subject to discount obligations under state Medicaid programs. We estimate our Medicaid rebates and record them in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued liabilities on the Consolidated Balance Sheet.

Returns - We allow our distributors to return product for credit 6 months prior to, and up to 12 months after, the product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

Distribution Fees - Distribution fees include fees paid to certain customers for sales order management, data and distribution services. Distribution fees are recorded as a reduction of revenue in the period the related product revenue is recognized.

GPO Fees - We pay administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPOs’ members.

Trade Discounts and Allowances - We provide our customers with discounts which include early payment incentives that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.

We believe our estimated allowances for chargebacks, government rebates and product returns require a high degree of judgment and are subject to change based on our limited experience and certain quantitative and qualitative factors. We believe our estimated allowances for distribution fees, GPO fees and trade discounts and allowances do not require a high degree of judgment because the amounts are settled within a relatively short period of time. We will continue to assess our estimates of variable consideration as we accumulate additional historical data and will adjust these estimates accordingly. Changes in product revenue allowance estimates could materially affect our results of operations and financial position.

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

Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that used to value the inventory. Because the predetermined, contractual transfer prices we received from Grünenthal were less than the direct costs of manufacturing, all Zalviso inventories were carried at net realizable value.

Cost of Goods Sold

Cost of goods sold for product revenue includes third party manufacturing costs, shipping costs, and indirect overhead costs associated with production and distribution which are allocated to the appropriate cost pool and recognized when revenue is recognized. Indirect overhead costs in excess of normal capacity are recorded as period costs in the period incurred.

Under the Amended Agreements with Grünenthal, we sold Zalviso to Grünenthal at predetermined, contractual transfer prices that were less than the direct costs of manufacturing and recognized indirect costs as period costs where they were in excess of normal capacity and not recoverable on a lower of cost or net realizable value basis. Cost of goods sold for Zalviso shipped to Grünenthal includes the inventory costs of API, third-party contract manufacturing costs, packaging and distribution costs, shipping, handling and storage costs, depreciation and costs of the employees involved with production.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to our employees and directors, including employee stock options, restricted stock units and employee stock purchases related to the Employee Share Purchase Plan, or ESPP, on estimated fair values. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The expected term, which represents the period of time that options granted are expected to be outstanding, is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the stock‑based awards, vesting schedules and expectations of future employee behavior. Expected volatilities are estimated using the historical stock price performance over the expected term of the option, which are adjusted as necessary for any other factors which may reasonably affect the volatility of AcelRx’s stock in the future. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for the expected term of the award. We recognize forfeitures as they occur and do not anticipate paying any dividends in the near future.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

In September 2015, we sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by our former commercial partner, Grünenthal, pursuant to the Collaboration and License Agreement, dated as of December 16, 2013, as amended, to PDL for an upfront cash purchase price of $65.0 million. Under the relevant accounting guidance, because of our significant continuing involvement, the Royalty Monetization has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty and milestone payments to be received by ARPI LLC and paid to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds we received, are recorded as interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record interest expense related to the Royalty Monetization accordingly.

During the three months ended June 30, 2020, Grünenthal notified us that it was terminating the Amended License Agreement, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory revert back to us in May 2021.

There is a continuing obligation on our part, through the term of the Royalty Monetization, to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. However, without a New Arrangement to commercialize Zalviso in Europe, we are currently unable to reliably estimate the future payments to PDL over the remaining life of the Royalty Monetization. If we are unable to find a New Arrangement, a contingent gain of up to approximately $65 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization, there are significant uncertainties surrounding the amount and timing of future payments and the probability of realization of the estimated contingent gain.

We will record non-cash royalty revenues and non-cash interest (income) expense within our Consolidated Statements of Comprehensive Loss over the term of the Royalty Monetization.

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

Years Ended December 31, 2020 and 2019

Revenue

Product Sales Revenue

Product sales revenue consists of sales of DSUVIA in the U.S. and Zalviso in Europe.

Product sales revenue by product for the years ended December 31, 2020 and 2019, was as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
DSUVIA	$1,409	$377	$1,032	274%
Zalviso	1,112	1,453	(341)	(23)%
Total product sales revenue	$2,521	$1,830	$691	38%

The increase in DSUVIA product sales revenue for the year ended December 31, 2020, as compared to the prior year, is primarily due to DoD purchases of DSUVIA.

The decrease in Zalviso product sales revenue for the year ended December 31, 2020, as compared to the prior year, was primarily the result of decreased orders from Grünenthal. As of December 31, 2020, we had current deferred revenue under the Grünenthal Agreements of $49.0 thousand.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue includes revenue under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe.

Contract and other collaboration revenue for the years ended December 31, 2020 and 2019, was as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	$242	$312	$(70)	(22)%
Royalty revenue	81	104	(23)	(22)%
Other revenue	2,572	43	2,529	5,881%
Total contract and other collaboration revenue	$2,895	$459	$2,436	531%

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

Cost of goods sold

As mentioned above, we commenced commercial sales of DSUVIA in the first quarter of 2019.

Total costs of goods sold for the years ended December 31, 2020 and 2019, were as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Direct costs	$1,900	$2,525	$(625)	(25)%
Indirect costs	4,132	4,281	(149)	(3)%
Total costs of goods sold	$6,032	$6,806	$(774)	(11)%

Direct costs from contract manufacturers for DSUVIA and Zalviso totaled $1.9 million and $2.5 million in the years ended December 31, 2020 and 2019, respectively. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach as that used to value the inventory. During the year ended December 31, 2020, we recorded inventory impairment charges of $0.7 million, of which $0.3 million related to the termination of the Grünenthal Agreements, and $0.4 million related to DSUVIA, primarily as a result of inventory that may expire before being sold. During the year ended December 31, 2019, we recorded an inventory impairment reserve of approximately $1.0 million as a result of an analysis to estimate potential DSUVIA inventory that may expire before being sold. This represented initial DSUVIA batches produced for development and therefore represented shorter dated product than batches manufactured for commercial sale.

The indirect costs to manufacture DSUVIA and Zalviso totaled $4.1 million and $4.3 million in the years ended December 31, 2020 and 2019, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. We expect these indirect costs to represent a smaller percentage of revenue as our product sales increase.

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

Below is a summary of our research and development expenses for the years ended December 31, 2020 and 2019, were as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
DSUVIA	$812	$658	$154	23%
Zalviso	95	549	(454)	(83)%
Overhead	3,110	3,454	(344)	(10)%
Total research and development expenses	$4,017	$4,661	$(644)	(14)%

Research and development expenses during the year ended December 31, 2020, as compared to the year ended December 31, 2019, decreased by $0.6 million primarily due to decreases in Zalviso-related spending and overhead expenses, partially offset by increases in DSUVIA-related spending.

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

Total selling, general and administrative expenses for the years ended December 31, 2020 and 2019, were as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Selling, general and administrative expenses	$36,330	$45,027	$(8,697)	(19)%

Selling, general and administrative expenses decreased by $8.7 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease is primarily due to net decreases in selling, general and administrative expenses including a $4.0 million reduction in personnel costs, a $3.3 million reduction in DSUVIA commercialization-related expenses, and a $1.5 million reduction in travel-related expenses.

In March 2020, we eliminated 30 positions, mainly within the commercial organization. For additional information regarding the Restructuring Costs see Note 1 “Organization and Summary of Significant Accounting Policies” in the accompanying notes to the Consolidated Financial Statements.

Other Income (Expense)

Total other income (expense) for the years ended December 31, 2020 and 2019, was as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Interest expense	$(3,305)	$(2,535)	$(770)	30%
Interest income and other income (expense), net	583	2,166	(1,583)	(73)%
Non-cash interest income (expense) on liability related to sale of future royalties	3,310	1,337	1,973	148%
Total other income (expense)	$588	$968	$(380)	(39)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily as a result of a higher average outstanding loan balance. As of December 31, 2020, the accrued balance due under the Loan Agreement with Oxford was $21.0 million. Refer to Note 6 “Long-Term Debt” in the accompanying notes to the Consolidated Financial Statements for additional information.

Interest income and other income (expense), net, for the years ended December 31, 2020 and 2019 primarily consisted of interest earned on our investments. The decrease in interest income and other income (expense), net, in the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to a lower average investment balance, combined with lower yields on those investments.

The non-cash interest income (expense) on the liability related to the sale of future royalties is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 8 “Liability Related to Sale of Future Royalties”, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability and the interest rate. During the three months ended June 30, 2019, we made a material revision to our estimates as the expected payments under the Royalty Monetization are less than the $65.0 million in gross proceeds received. The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement, prospectively, as an offset to the interest expense that was recognized in prior periods, and resulted in a decrease of $8.1 million to the net loss for the year ended December 31, 2019. The effective interest income rate for the years ended December 31, 2020 and 2019, was approximately 3.6% and 1.4%, respectively. We anticipate that we will record approximately $3 million in non-cash interest income related to the Royalty Monetization for the year ended December 31, 2021.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2021 and may incur significant losses and negative cash flows from operations in the future. We have funded our operations primarily through issuance of equity securities, borrowings, payments from our commercial partner, Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding of approximately $22.6 million from the DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019.

As of December 31, 2020, we had cash, cash equivalents and investments totaling $42.9 million, compared to $66.1 million as of December 31, 2019. The decrease was primarily due to cash required to fund our continuing operations, including debt service, as we continued our commercialization activities for DSUVIA and support for Grünenthal’s European sales of Zalviso, as well as business development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next twelve months; however, our expectations may change depending on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the negative impact on sales volumes as our sales force is limited in its access to potential customers, our expenditures related to the United States commercial launch of DSUVIA and the timing of business development activities. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

On July 23, 2020, we completed a registered direct offering in which we issued and sold 9,433,962 shares of our common stock at a price of $1.06 per share. The total net proceeds from this offering were approximately $10.0 million.

On December 11, 2020, we completed a registered direct offering in which we issued and sold 8,333,333 shares of our common stock at a price of $1.20 per share. The total net proceeds from this offering were approximately $9.9 million.

On January 22, 2021, we completed an underwritten public offering in which we issued and sold 14,500,000 shares of our common stock to the underwriter at a price of $1.7625 per share. On January 27, 2021, the underwriters exercised their option in full and purchased an additional 2,175,000 shares at a price of $1.7625 per share. The total net proceeds from this offering of an aggregate 16,675,000 shares were approximately $28.9 million.

We have a Controlled Equity OfferingSM Sales Agreement, or, as amended, the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. During the year ended December 31, 2020, we issued and sold 876,800 shares of common stock pursuant to the ATM Agreement, for which we received net proceeds of approximately $1.4 million. As of December 31, 2020, we had the ability to sell approximately $43.8 million of our common stock under the ATM Agreement. Subsequent to December 31, 2020, we issued and sold approximately 3.0 million additional shares of common stock and received additional net proceeds of approximately $7.4 million, after deducting fees and expenses, under the ATM Agreement. As of March 4, 2021, we had the ability to sell approximately $36.2 million of our common stock under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan and used approximately $8.9 million of the proceeds from the Loan to repay our outstanding obligations under the Prior Agreement. After deducting all loan initiation costs and outstanding interest on the Prior Agreement, we received $15.9 million in net proceeds. As of December 31, 2020, the accrued balance under the Loan Agreement was $21.0 million. For more information, see Note 6 “Long-Term Debt” in the accompanying notes to the Consolidated Financial Statements.

On May 18, 2020, we received a notice from Grünenthal that it was exercising its right to terminate the Grünenthal Agreements. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory. There is a continuing obligation on our part, through the term of the Royalty Monetization, to use commercially reasonable efforts to negotiate a New Arrangement. The Royalty Monetization will be repaid to SWK (assignee of PDL) over the life of the agreement through a portion of the European royalties and milestones received under the Grünenthal Agreements and any New Arrangement, if executed. For more information, see Note 8 “Liability Related to the Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements.

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

Cash Flows

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(38,505)	$(51,180)
Net cash provided by (used in) investing activities	34,139	(36,563)
Net cash provided by financing activities	16,956	14,452

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

Cash used in operating activities of $38.5 million during the year ended December 31, 2020, reflected a net loss of $40.4 million, partially offset by aggregate non-cash charges of $4.2 million and included an approximate $2.3 million net change in our operating assets and liabilities. Non-cash charges included $4.4 million for stock-based compensation expense, $3.3 million in non-cash interest income on the liability related to the Royalty Monetization, $1.9 million in depreciation expense and $1.1 million in non-cash interest expense related to debt financing. The net change in our operating assets and liabilities included a $1.0 million increase in accounts payable and a $3.2 million decrease in deferred revenue.

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

During the year ended December 31, 2020, cash provided by investing activities of $34.1 million was the net result of $80.6 million in proceeds from maturity of investments, offset by $44.6 million for purchases of investments and purchases of property and equipment of $1.9 million.

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

During the year ended December 31, 2020, cash provided by financing activities was primarily due to $21.3 million in net proceeds received in connection with equity financings, and $0.4 million in net proceeds received through our equity plans, partially offset by $4.7 million used for payment of long-term debt.

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

Please see “Part I., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Off-Balance Sheet Arrangements

Through December 31, 2020, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information specified under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Form 10-K beginning with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of
December 31, 2020.

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

3. Management has assessed the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting as of December 31, 2020 and has concluded that such internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission applicable to smaller reporting companies that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended December 31, 2020.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1.         Financial Statements:

See Index to Financial Statements in Item 8 of this Form 10-K.

2.         Financial Statement Schedules:

Reference is made to the financial statement schedules included under Item 8 of Part II hereof. All other schedules are omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.

(b) Exhibits

Exhibit Number	Exhibit Description	Incorporation By Reference
		Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	2/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

Exhibit Number	Exhibit Description	Incorporation By Reference
		Form	SEC File No.	Exhibit	Filing Date
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	1/7/2011

4.1	Description of Capital Stock.

4.2	Reference is made to Exhibits 3.1 through 3.3.

4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.4	Form of Warrant to Purchase Common Stock of the Registrant, dated as of May 30, 2019.	8-K	001-35068	4.1	6/3/2019

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	1/7/2011

10.2+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	2/24/2011

10.3+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	3/30/2011

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	3/30/2011

10.5+	Form of Performance-Based Stock Option Award under 2011 Equity Incentive Plan.	10-Q	001-35068	10.2	5/10/2018

10.6+	2020 Equity Incentive Plan.	S-8	333-239213	99.1	6/16/2020

10.7+	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the 2020 Equity Incentive Plan.	S-8	333-239213	99.2	6/16/2020

10.8+	Forms of RSU Award Grant Notice and Award Agreement (RSU Award) under the 2020 Equity Incentive Plan.	S-8	333-239213	99.3	6/16/2020

10.9+	Amended and Restated 2011 Employee Stock Purchase Plan.	S-8	333-239213	99.4	6/16/2020

10.10	Lease between Metropolitan Life Insurance Company and the Registrant, dated December 15, 2011.	10-K	001-35068	10.9	3/23/2012

10.11	First Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated May 2, 2014	8-K	001-35068	10.1	5/7/2014

10.12	Second Amendment to Lease between Metropolitan Life Insurance and the Registrant, dated June 14, 2017	8-K	001-35068	10.1	6/20/2017

10.13+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	1/7/2011

10.14+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	1/7/2011

10.15+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	5/8/2017

10.16+	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	7/19/2017

10.17+	Non-Employee Director Compensation Policy.

10.18+	2021 Cash Bonus Plan Summary.

10.19+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	2/9/2017

Exhibit Number	Exhibit Description	Incorporation By Reference
		Form	SEC File No.	Exhibit	Filing Date
10.20	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q	001-35068	10.1	5/8/2013

10.21	Amended and Restated Capital Expenditure Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013	10-Q	001-35068	10.2	5/8/2013

10.22	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement, between the Registrant and Patheon Pharmaceuticals, Inc. effective as of January 30, 2014.	10-Q	001-35068	10.4	5/8/2014

10.23#	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of January 19, 2016.	10-Q	001-35068	10.6	5/2/2016

10.24#	Amendment #2 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of August 4, 2017.	10-Q	001-35068	10.1	11/9/2017

10.25#	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015.	10-Q	001-35068	10.6	11/3/2015

10.26#	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of the Registrant) and SWK Funding, LLC (assigned of PDL BioPharma, Inc.), dated as of September 18, 2015.	10-Q	001-35068	10.7	11/3/2015

10.27	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	6/21/2016

10.28	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of August 29, 2020.	S-3	333-239156	1.3	6/12/2020

10.29	Sublease by and between Registrant and Genomic Health, Inc. dated as of November 30, 2018.	10-K	001-35068	10.44	3/7/2019

10.30	Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 30, 2019	8-K	001-35068	10.1	6/3/2019

10.31#	Agreement between the Registrant and SpecGX, LLC, dated June 16, 2017.	10-Q	001-35068	10.1	11/7/2019

10.32	Amendment to Agreement between the Registrant and SpecGX, LLC, dated September 23, 2019.	10-Q	001-35068	10.2	11/7/2019

10.33§	Distribution Agreement between the Registrant and Biomet 3i LLC d/b/a Zimmer Biomet Dental, dated July 17, 2020.	10-Q	001-35068	10.1	11/5/2020

10.34§	Promotion Agreement among the Registrant, La Jolla Pharmaceutical Company and Tetraphase Pharmaceuticals, Inc., effective September 30, 2020.	10-Q	001-35068	10.3	11/5/2020

21.2	Subsidiaries of the Registrant.

Exhibit Number	Exhibit Description	Incorporation By Reference
		Form	SEC File No.	Exhibit	Filing Date
23.1	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

§	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.
+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with am “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.
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

Date: March 15, 2021	AcelRx Pharmaceuticals, Inc.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vincent J. Angotti	Chief Executive Officer and Director	March 15, 2021
Vincent J. Angotti	(Principal Executive Officer)

/s/ Raffi Asadorian	Chief Financial Officer	March 15, 2021
Raffi Asadorian	(Principal Financial and Accounting Officer)

/s/ Adrian Adams	Chairman	March 15, 2021
Adrian Adams

/s/ Pamela P. Palmer, M.D., Ph.D.	Director	March 15, 2021
Pamela P. Palmer, M.D., Ph.D.

/s/ Mark G. Edwards	Director	March 15, 2021
Mark G. Edwards

/s/ Stephen J. Hoffman, Ph.D., M.D.	Director	March 15, 2021
Stephen J. Hoffman, Ph.D., M.D.

/s/ Richard Afable, M.D.	Director	March 15, 2021
Richard Afable, M.D.

/s/ Howard B. Rosen	Director	March 15, 2021
Howard B. Rosen

/s/ Mark Wan	Director	March 15, 2021
Mark Wan

ACELRX PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AcelRx Pharmaceuticals, Inc.

Redwood City, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AcelRx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Revenue Allowances for Chargebacks, Government Rebates and Product Returns

Description of the Matter

As described in Note 1 to the consolidated financial statements, revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, government rebates, returns, distribution fees, GPO fees and product returns. Variable consideration is recorded at the time product sales are recognized, resulting in a reduction in product revenue. The variable consideration provisions are recorded within accrued and other current liabilities or as a reduction of accounts receivable. Liabilities related to government rebates and rebate programs of managed healthcare organizations involve the use of significant assumptions and judgments in their calculation. These significant assumptions and judgments include consideration of legal interpretations of applicable laws and regulations, historical claims experience, the payer channel mix, current contract prices, unbilled claims, claims submission time lags, and inventory levels in the distribution channel. Product return provisions are estimated utilizing existing return policies with customers, historical sales and return rates, inventory levels in the distribution channel, and product shelf lives.

Management’s estimated allowance for chargebacks, government rebates, and product returns requires a high degree of judgment and is subject to change based on various quantitative and qualitative factors. Accordingly, extensive audit effort and a high degree of auditor judgment were needed to evaluate management’s estimates and assumptions used in the determination of chargebacks, government rebates, and product returns.

How We Addressed the Matter in Our Audit

We obtained an understanding of and evaluated the design of controls relating to the Company’s processes for estimating chargebacks, government rebates, and product returns.

We evaluated the significant accounting policies relating to chargebacks, government rebates, and product returns, as well as management’s application of the policies, for appropriateness and reasonableness.

To test management’s estimates of chargebacks, rebates and returns, we obtained management’s calculations for the respective estimates and performed one or more of the following procedures: clerically tested the calculation, agreed relevant inputs to the terms of relevant contracts, performed retrospective reviews, performed a sensitivity analysis on the inputs and assumptions used in the estimates and assessed subsequent events, evaluated the methodologies and assumptions used and the underlying data used by the Company, evaluated the assumptions used by management against historical trends, evaluated the change in estimated accruals from the prior periods, and assessed the historical accuracy of the Company’s estimates against actual results.

/s/ OUM & CO. LLP

San Francisco, California

March 15, 2021

We have served as the Company's auditor since 2015.

AcelRx Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$27,274	$14,684
Short-term investments	15,612	51,453
Accounts receivable, net	635	432
Inventories, net	1,626	3,295
Prepaid expenses and other current assets	1,683	1,824
Total current assets	46,830	71,688
Operating lease right-of-use assets	3,150	3,928
Property and equipment, net	15,659	14,552
Other assets	656	1,188
Total Assets	$66,295	$91,356

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,737	$1,720
Accrued liabilities	4,890	5,528
Long-term debt, current portion	8,735	4,630
Deferred revenue, current portion	49	411
Operating lease liabilities, current portion	1,118	970
Liability related to the sale of future royalties, current portion	106	352
Total current liabilities	17,635	13,611
Long-term debt, net of current portion	13,140	20,517
Deferred revenue, net of current portion	—	2,833
Operating lease liabilities, net of current portion	2,606	3,640
Liability related to the sale of future royalties, net of current portion	88,365	91,683
Other long-term liabilities	299	490
Total liabilities	122,045	132,774
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—200,000,000 shares authorized as of December 31, 2020 and 2019; 98,812,008 and 79,573,101 shares issued and outstanding as of December 31, 2020 and 2019, respectively	98	79
Additional paid-in capital	382,637	356,609
Accumulated deficit	(438,485)	(398,106)
Total stockholders’ deficit	(55,750)	(41,418)
Total Liabilities and Stockholders’ Deficit	$66,295	$91,356

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Product sales	$2,521	$1,830	$825
Contract and other collaboration	2,895	459	1,326
Total revenue	5,416	2,289	2,151

Operating costs and expenses:
Cost of goods sold	6,032	6,806	3,976
Research and development	4,017	4,661	13,137
Selling, general and administrative	36,330	45,027	20,765
Total operating costs and expenses	46,379	56,494	37,878

Loss from operations	(40,963)	(54,205)	(35,727)
Other income (expense):
Interest expense	(3,305)	(2,535)	(2,217)
Interest income and other income, net	583	2,166	1,138
Non-cash interest income (expense) on liability related to sale of future royalties	3,310	1,337	(10,341)
Total other income (expense)	588	968	(11,420)
Net loss before income taxes	(40,375)	(53,237)	(47,147)
Provision for income taxes	4	3	2
Net loss	(40,379)	(53,240)	(47,149)

Comprehensive loss	$(40,379)	$(53,240)	$(47,149)

Net loss per share of common stock, basic and diluted	$(0.47)	$(0.67)	$(0.81)

Shares used in computing net loss per share of common stock, basic and diluted –see Note 13	85,257,008	79,184,266	58,408,548

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock	Additional Paid-in Capital		Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2017	50,899,154	$51	$261,310	$(297,870)	$(36,509)
Stock-based compensation	—	—	5,168	—	5,168
Net proceeds from issuance of common stock in connection with equity financings	27,364,301	27	81,498	—	81,525
Issuance of common stock upon exercise of stock options	135,385	—	401	—	401
Issuance of common stock upon exercise of warrants	176,730	—	542	—	542
Issuance of common stock upon ESPP purchase	182,360	—	275	—	275
Net loss	—	—	—	(47,149)	(47,149)
Balance as of December 31, 2018	78,757,930	78	349,194	(345,019)	4,253
Cumulative effect adjustment for adoption of ASU No. 2016-02	—	—	—	153	153
Stock-based compensation	—	—	5,057	—	5,057
Net proceeds from issuance of common stock in connection with equity financings	500,000	—	1,233	—	1,233
Issuance of common stock upon exercise of stock options	111,702	—	270	—	270
Issuance of common stock upon ESPP purchase	203,469	1	472	—	473
Issuance of warrants related to debt financing	—	—	383	—	383
Net loss	—	—	—	(53,240)	(53,240)
Balance as of December 31, 2019	79,573,101	79	356,609	(398,106)	(41,418)
Stock-based compensation	—	—	4,424	—	4,424
Restricted stock units vested	254,684	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(86)	—	(86)
Net proceeds from issuance of common stock in connection with equity financings	18,644,095	19	21,318	—	21,337
Issuance of common stock upon ESPP purchase	340,128	—	372	—	372
Net loss	—	—	—	(40,379)	(40,379)
Balance as of December 31, 2020	98,812,008	$98	$382,637	$(438,485)	$(55,750)

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,379)	$(53,240)	$(47,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(242)	(312)	(289)
Non-cash interest (income) expense on liability related to royalty monetization	(3,310)	(1,337)	10,341
Depreciation and amortization	1,853	1,668	575
Non-cash interest expense related to debt financing	1,069	712	613
Stock-based compensation	4,424	5,057	5,168
Other	368	178	(201)
Changes in operating assets and liabilities:
Accounts receivable	(203)	(383)	1,484
Inventories	957	(3,392)	102
Prepaid expenses and other assets	661	(333)	(850)
Accounts payable	1,016	(19)	458
Accrued liabilities	(638)	1,141	922
Operating lease liabilities	(886)	(701)	—
Deferred revenue	(3,195)	(219)	(249)
Net cash used in operating activities	(38,505)	(51,180)	(29,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,855)	(3,470)	(819)
Purchase of investments	(44,611)	(100,068)	(30,558)
Proceeds from maturities of investments	80,605	66,975	20,500
Net cash provided by (used in) investing activities	34,139	(36,563)	(10,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	25,000	—
Payment of costs in connection with refinancing of long-term debt	—	(190)	—
Payment of long-term debt	(4,667)	(3,470)	(7,718)
Extinguishment of debt	—	(8,864)	—
Net proceeds from issuance of common stock in connection with equity financings	21,337	1,233	81,525
Net proceeds from issuance of common stock through equity plans	372	743	1,218
Tax payments related to shares withheld for restricted stock units vested	(86)	—	—
Net cash provided by financing activities	16,956	14,452	75,025
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS	12,590	(73,291)	35,073
CASH, CASH EQUIVALENTS —Beginning of period	14,684	87,975	52,902
CASH, CASH EQUIVALENTS —End of period	$27,274	$14,684	$87,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,269	$1,712	$1,667
Income taxes (refunded) paid	$(347)	$(350)	$2

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payable	$—	$—	$410
Leasehold paid with note payable	$326	$899	$—
Transfer of tenant improvement allowance to sublease	$—	$242	$—
Establishment of right-of-use asset due to the adoption of ASU 2016-02	$—	$4,730	$—

See notes to consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

The Company

AcelRx Pharmaceuticals, Inc., or the Company or AcelRx, was incorporated in Delaware on July 13, 2005 as SuRx, Inc., and in January 2006, the Company changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in Redwood City, California.

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEOTM in Europe) and Zalviso® are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although it has not yet entered into any such arrangement. The timing of the resubmission of the Zalviso new drug application, or NDA, is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and will be commercialized by Grünenthal GmbH, or Grünenthal, through May 2021 (see Termination of Grünenthal Amended Agreements below).

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. Although Zalviso was approved for sale in Europe on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement (defined below) with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. In consideration of the termination of the Amended License Agreement, under the Royalty Monetization, the Company must use commercially reasonable efforts to negotiate a replacement license agreement with a third party. The Company expects to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

DSUVIA/DZUVEO

DSUVIA, known as DZUVEO in Europe, approved by the FDA in November 2018 and granted marketing approval by the EC in June 2018, is indicated for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. DSUVIA was designed to provide rapid analgesia via a non-invasive route and to eliminate dosing errors associated with IV administration. DSUVIA is a single-strength solid dosage form administered sublingually via a single-dose applicator, or SDA, by healthcare professionals. Sufentanil is an opioid analgesic currently marketed for intravenous, or IV, and epidural anesthesia and analgesia. The sufentanil pharmacokinetic profile when delivered sublingually avoids the high peak plasma levels and short duration of action observed with IV administration.

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

Promotion Agreement

On March 15, 2020, the Company entered into the Agreement and Plan of Merger (as amended on May 27, 2020 and May 29, 2020, the Merger Agreement) and a Co-Promotion Agreement, or the Co-Promotion Agreement, with Tetraphase Pharmaceuticals, Inc., or Tetraphase, to co-promote DSUVIA and Tetraphases’s XERAVA™ (eravacycline). On June 4, 2020, Tetraphase terminated the Merger Agreement pursuant to its terms and paid AcelRx a termination fee . Net of the termination fee, the Company incurred charges of approximately $1.1 million in connection with the Merger Agreement. On July 28, 2020, Tetraphase was acquired by La Jolla Pharmaceutical Company, or La Jolla. On October 1, 2020, the Company entered into a Promotion Agreement, or the Promotion Agreement, with La Jolla and Tetraphase, effective as of September 30, 2020, pursuant to which the Company, La Jolla and Tetraphase restructured their co-promotion arrangement, with La Jolla agreeing to detail and promote DSUVIA and AcelRx and Tetraphase agreeing to terminate the Co-Promotion Agreement between them.

Under the terms of this agreement, La Jolla is responsible for maintaining compliance under the agreed marketing and promotion plan and achieving a minimum number of sales calls per calendar quarter. The Company will not detail and promote XERAVA™ (eravacycline) under this agreement.

The Promotion Agreement has a two-year term. The Company may terminate the agreement upon 30 days’ notice. After one year, La Jolla may terminate the agreement upon 30 days’ notice and may do so earlier in the event the Company undergoes a change of control and change in management. The Company pay La Jolla a revenue share on net sales of DSUVIA in the sales territories covered by the Promotion Agreement, other than sales to certain excluded accounts. These sales territories do not overlap with the territories covered by the Company’s sales force. If La Jolla fails to meet its detailing requirements in a given calendar quarter, it will pay the Company a royalty on net sales of XERAVA in the United States during such quarter.

There were no material revenues or expenses related to the Promotion Agreement in the year ended December 31, 2020.

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

There were no material revenues or expenses related to the Distribution Agreement in the year ended December 31, 2020.

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

Termination of Grünenthal Amended Agreements

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which granted Grünenthal rights to commercialize the Zalviso PCA system, or the Product, in the 28 European Union, or EU, member states, at the time of the agreement, plus Switzerland, Liechtenstein, Iceland, Norway and Australia (collectively, the Territory) for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, (collectively, the Field). In September 2015, the EC granted marketing approval for the marketing authorization application, or MAA, previously submitted to the EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. On December 16, 2013, AcelRx and Grünenthal, entered into a Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company exclusively manufactured and supplied the Product to Grünenthal for the Field in the Territory. On July 22, 2015, the Company and Grünenthal amended the MSA, or the Amended MSA, effective as of July 17, 2015. The Amended MSA and the Amended License Agreement are referred to as the Grünenthal Agreements.

On May 18, 2020, the Company received a notice from Grünenthal that it had exercised its right to terminate the Grünenthal Agreements, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, will revert back to the Company in May 2021.

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

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year's presentation. In particular, the amounts reported in the Consolidated Balance Sheets as tax receivable and long-term tax receivable have been reclassified to prepaid expenses and other current assets, and other assets, respectively, at December 31, 2019. In addition, the amounts reported in the Consolidated Statements of Cash Flows as inventory impairment have been reclassified to other for the years ended December 31, 2019 and 2018, the amounts reported as tax receivable and other assets have been reclassified to prepaid expenses and other assets for the year ended December 31, 2019, and the amount reported as deferred rent has been reclassified to prepaid expenses and other assets for the year ended December 31, 2018.

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

Segment Information

The Company operates in a single segment, the development and commercialization of product candidates and products for the treatment of pain. The Company’s product sales revenue consists of sales of DSUVIA in the United States and Zalviso in Europe. The Company’s contract and collaboration revenue consists of non-cash royalty revenue, royalty revenue, and other revenue under the Grünenthal Agreements.

Concentration of Risk

The Company invests cash that is currently not being used for operational purposes in accordance with its investment policy in debt securities of U.S. government sponsored agencies, commercial paper and overnight deposits. The Company is exposed to credit risk in the event of default by the institutions holding the cash equivalents and available-for-sale securities to the extent recorded on the Consolidated Balance Sheets.

The Company relies on a single third-party supplier for the supply of sufentanil, the active pharmaceutical ingredient in DSUVIA and Zalviso, and various sole-source third-party contract manufacturer organizations to manufacture the DSUVIA SDA.

DSUVIA sales are concentrated with the DoD and in a limited number of wholesalers. Zalviso has been sold in Europe by Grünenthal, who terminated the Grünenthal Agreements, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory. Revenue and accounts receivable have been concentrated with these customers.

	Year Ended December 31,
Percent of Total Revenue	2020	2019	2018
Grünenthal	74.0%	83.6%	61.1%
DoD	16.9%	0%	38.9%
Wholesaler A	3.9%	0%	0%
Wholesaler B	2.1%	7.5%	0%
Wholesaler C	1.2%	5.7%	0%
All others	1.9%	3.2%	0%

Accounts Receivable, net

The need for a bad debt allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in bad debt.

The Company has not experienced any losses with respect to the collection of its accounts receivable and believes that the entire accounts receivable balance as of December 31, 2020 is collectible.

	As of December 31,
Percent of Accounts Receivable, Net	2020	2019
Customer A	79%	0%
Customer B	12%	15%
Customer C	6%	5%
Customer D	0%	72%
All Others	3%	8%

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining lease term. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the accompanying Consolidated Balance Sheets. Gains and losses associated with dispositions are reflected as a component of interest income and other income, net in the accompanying Consolidated Statements of Comprehensive Loss.

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

At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the Consolidated Balance Sheet as operating lease right-of-use assets, operating lease liabilities current and operating lease liabilities non-current. As a result, the Company no longer recognizes deferred rent on the Consolidated Balance Sheet.

Revenue from Contracts with Customers

The Company follows the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. This guidance provides a unified model to determine how revenue is recognized. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company sells its products primarily through wholesale distributors.

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

Product sales revenue

The Company sells its product primarily through distributors. Revenues from product sales are recognized when distributors obtain control of the Company’s product, which occurs at a point in time, upon delivery to such distributors. These distributors subsequently resell the product to certified medically supervised healthcare settings. In addition to distribution agreements with these customers, the Company enters into arrangements with group purchasing organizations, or GPOs, and other certified medically supervised healthcare settings that provide for privately negotiated discounts with respect to the purchase of its products. For revenue recognition under bill-and-hold arrangements, wherein the customer agrees to buy product from the Company but requests delivery at a later date, the Company deems that control passes to the customer when the product is ready for delivery. The Company recognizes revenue under these types of arrangements when a signed agreement is in place, the transaction is billable, the customer has significant risk and rewards for the product and the ability to direct the asset, the product has been set aside specifically for the customer, and the product cannot be redirected to another customer. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of chargebacks, government rebates, returns, distribution fees, GPO fees and product returns. Variable consideration is recorded at the time product sales are recognized resulting in a reduction in product revenue. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Variable consideration is estimated using the most-likely amount method, which is the single-most likely outcome under a contract and is typically at the stated contractual rate. Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method under ASC Topic 606 for relevant factors. These factors include current contractual and statutory requirements, specific known market events and trends, industry data, and/or forecasted customer buying and payment patterns. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect revenue from product sales and earnings in the period such estimates are adjusted. These estimates include:

Chargebacks – The Company’s customers subsequently resell its product to qualified healthcare providers. In addition to distribution agreements with customers, the Company enters into arrangements with qualified healthcare providers that provide for chargebacks and discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are determined at the time of resale to the qualified healthcare providers by customers, and the Company issues credits for such amounts generally within a few weeks of the customer's notification to the Company of the resale. Reserves for chargebacks consists of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period end that the Company expects will be sold to the qualified healthcare providers, and chargebacks for units that the Company’s customers have sold to the qualified healthcare providers, but for which credits have not been issued.

Government Rebates – The Company is subject to discount obligations under state Medicaid programs. The Company estimates its Medicaid rebates, and reserves are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued liabilities on the Consolidated Balance Sheet.

Returns – The Company allows its distributors to return product for credit 6 months prior to, and up to 12 months after, the product expiration date. As such, there may be a significant period of time between the time the product is shipped and the time the credit is issued on returned product.

Distribution Fees - Distribution fees include fees paid to certain customers for sales order management, data and distribution services. Distribution fees are recorded as a reduction of revenue in the period the related product revenue is recognized.

GPO Fees – The Company pays administrative fees to GPOs for services and access to data. These fees are based on contracted terms and are paid after the quarter in which the product was purchased by the GPOs’ members.

Trade Discounts and Allowances - The Company provides its customers with discounts which include early payment incentives that are explicitly stated in its contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.

The Company believes its estimated allowances for chargebacks, government rebates and product returns require a high degree of judgment and are subject to change based on its limited experience and certain quantitative and qualitative factors. The Company believes its estimated allowances for distribution fees, GPO fees and trade discounts and allowances do not require a high degree of judgment because the amounts are settled within a relatively short period of time. The Company will continue to assess its estimates of variable consideration as it accumulates additional historical data and will adjust these estimates accordingly. Changes in product revenue allowance estimates could materially affect the Company’s results of operations and financial position.

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

Under the Grünenthal Agreements, the Company sold Zalviso to Grünenthal at predetermined, contractual transfer prices that were less than the direct costs of manufacturing and recognized indirect costs as period costs where they were in excess of normal capacity and not recoverable on a lower of cost or net realizable value basis. Cost of goods sold for Zalviso shipped to Grünenthal includes the inventory costs of API, third-party contract manufacturing costs, packaging and distribution costs, shipping, handling and storage costs, depreciation and costs of the employees involved with production.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $0.5 million, $1.1 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss.

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

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The expected term, which represents the period of time that options granted are expected to be outstanding, is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the stock‑based awards, vesting schedules and expectations of future employee behavior. Expected volatilities are estimated using the historical stock price performance over the expected term of the option, which are adjusted as necessary for any other factors which may reasonably affect the volatility of AcelRx’s stock in the future. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for the expected term of the award. The Company recognizes forfeitures when they occur and does not anticipate paying dividends in the near future.

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

On March 16, 2020, in connection with entering into the Co-Promotion Agreement, the Company initiated a reduction in headcount, designed to eliminate the overlap with the Tetraphase commercial team in order to more efficiently commercialize DSUVIA alongside the Tetraphase commercial team and reduce operating expenses. The Company eliminated 30 positions, primarily within the commercial organization. For the year ended December 31, 2020, the Company incurred and paid $0.5 million in employee termination benefits related to this restructuring.

The headcount reduction was completed in the first quarter of 2020. No additional expenses are anticipated in connection with this cost reduction plan.

Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties

In September 2015, the Company sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by Grünenthal, pursuant to the Grünenthal Agreements, to PDL for gross proceeds of $65.0 million. Grünenthal terminated the Grünenthal Agreements effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory. The rights to market and sell Zalviso in the Territory, will revert back to the Company in May 2021.

Under the Royalty Monetization, the Company has a continuing obligation to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. Under the relevant accounting guidance, because of the Company’s significant continuing involvement, the Royalty Monetization is accounted for as a liability that is being amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future royalty and milestone payments to be received by ARPI LLC and payments made to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds the Company received, are amortized as interest expense over the life of the liability. Consequently, the Company imputes interest on the unamortized portion of the liability and records interest expense, or interest income, as these estimates are updated.

There are a number of factors that could materially affect the amount and timing of royalty and milestone payments from Zalviso in Europe, most of which are not within the Company’s control. Such factors include, but are not limited to, the success of any future sales and promotion of Zalviso under any New Arrangement, if achieved; changing standards of care; the introduction of competing products; manufacturing or other delays; intellectual property matters; adverse events that result in governmental health authority imposed restrictions on the use of Zalviso; significant changes in foreign exchange rates as the royalties remitted to ARPI LLC are made in U.S. dollars; and other events or circumstances that could result in reduced royalty payments from European sales of Zalviso, all of which may result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the Royalty Monetization. Conversely, if sales of Zalviso in Europe are greater than expected, the non-cash royalty revenues and the non-cash interest expense recorded by the Company would be greater over the term of the Royalty Monetization. The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. Because estimated sales forecasts and payments may vary over the life of the Royalty Monetization, the Company may be required to recognize interest income as the imputed interest rate is adjusted prospectively to reflect the revised effective interest rate over the term of the Royalty Monetization.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The FASB also issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” in January 2021. It clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition. The amendments in this ASU affect the guidance in ASU 2020-04 and are effective in the same timeframe as ASU 2020-04. The Company is currently evaluating its contracts and the optional expedients and exceptions provided by the new standard, but it does not anticipate its adoption to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,181	$—	$—	$5,181
Money market funds	3,996	—	—	3,996
Commercial paper	18,097	—	—	18,097
Total cash and cash equivalents	27,274	—	—	27,274

Short-term investments:
U.S. government agency securities	5,818	—	—	5,818
Commercial paper	9,794	—	—	9,794
Total short-term investments	15,612	—	—	15,612
Total cash, cash equivalents and short-term investments	$42,886	$—	$—	$42,886

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,957	$—	$—	$1,957
Money market funds	598	—	—	598
Commercial paper	12,129	—	—	12,129
Total cash and cash equivalents	14,684	—	—	14,684

Short-term investments:
U.S. government agency securities	14,268	—	—	14,268
Commercial paper	27,131	—	—	27,131
Corporate debt securities	10,054	—	—	10,054
Total short-term investments	51,453	—	—	51,453
Total cash, cash equivalents and short-term investments	$66,137	$—	$—	$66,137

None of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the years ended December 31, 2020 and 2019. There were no other-than-temporary impairments for these securities as of December 31, 2020 or 2019. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings during the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of December 31, 2020, and December 31, 2019, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan Agreement with Oxford. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Consolidated Balance Sheets. Changes to the estimated fair value of this liability is recorded in interest income and other income (expense), net in the Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$3,996	$3,996	$—	$—
U.S. government agency securities	5,818	—	5,818	—
Commercial paper	27,891	—	27,891	—
Total assets measured at fair value	$37,705	$3,996	$33,709	$—

Liabilities
Contingent put option liability	$246	$—	$—	$246
Total liabilities measured at fair value	$246	$—	$—	$246

	As of December 31, 2019
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$598	$598	$—	$—
U.S. government agency securities	14,268	—	14,268	—
Commercial paper	39,260	—	39,260	—
Corporate debt securities	10,054	—	10,054	—
Total assets measured at fair value	$64,180	$598	$63,582	$—

Liabilities
Contingent put option liability	$437	$—	$—	$437
Total liabilities measured at fair value	$437	$—	$—	$437

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2020 and 2019 (in thousands):

Year Ended December 31, 2020
Fair value—beginning of period	$437
Change in fair value of contingent put option associated with the Loan Agreement	(191)
Fair value—end of period	$246

Year Ended December 31, 2019
Fair value—beginning of period	$121
Change in fair value of contingent put option associated with the Loan Agreement	437
Change in fair value of contingent put option associated with the Prior Agreement	(121)
Fair value—end of period	$437

3. Inventories, net

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	As of December 31,
	2020	2019
Raw materials	$257	$1,153
Work-in-process	30	593
Finished goods	1,339	1,549
Inventories	$1,626	$3,295

During the year ended December 31, 2020, the Company recorded inventory impairment charges of approximately $0.7 million, of which $0.3 million related to the termination of the Amended Agreements, while $0.4 million related to DSUVIA inventory, primarily inventory that may expire before being sold. During the year ended December 31, 2019, the Company recorded a write-down of inventory of approximately $1.0 million, which represented initial DSUVIA batches produced for development and therefore represented shorter dated product than batches manufactured for commercial sale. Inventory that has been impaired is recorded in cost of goods sold in the accompanying Consolidated Statements of Comprehensive Loss.

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2020	2019
Laboratory equipment	$4,406	$4,389
Leasehold improvements	4,616	4,616
Computer equipment and software	1,724	1,749
Construction in process	14,101	11,949
Tooling	1,109	1,109
Furniture and fixtures	292	292

	26,248	24,104
Less accumulated depreciation and amortization	(10,589)	(9,552)
Property and equipment, net	$15,659	$14,552

Depreciation and amortization expense was $1.1 million, $0.9 million and $0.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.

5. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the years ended December 31, 2020, 2019 and 2018 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	December 31,
	2020	2019	2018
Product sales:
DSUVIA	$1,409	$377	$—
Zalviso	1,112	1,453	825
Total product sales	2,521	1,830	825
Contract and other collaboration:
DoD Contract revenue	—	—	838
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	242	312	289
Royalty revenue	81	104	96
Other revenue	2,572	43	103
Total revenues from contract and other collaboration	2,895	459	1,326
Total revenue	$5,416	$2,289	$2,151

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers.”

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso has been sold in Europe by the Company’s collaboration partner, Grünenthal. Grünenthal has exercised its right to terminate the Amended Agreements, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory.

Contract and Other Collaboration

Amended License Agreement

Under the Amended License Agreement with Grünenthal, the Company was eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). A portion of the tiered royalty payments earned were paid to PDL in connection with the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 8 “Liability Related to Sale of Future Royalties”. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC.

Amended MSA

Under the terms of the Amended MSA with Grünenthal, the Company manufactured and supplied the Product for use in the Field for the Territory exclusively for Grünenthal. The Product was supplied at prices approximating the Company’s manufacturing cost, subject to certain caps, as defined in the MSA Amendment.

The Grünenthal Agreements entitled the Company to receive additional payments upon the achievement of certain development milestones which related to post approval product enhancements, expanded market opportunities and manufacturing efficiencies for Zalviso and required future research, development and regulatory activities. These payments were excluded from the transaction price as they were considered payments for optional additional services elected by Grünenthal.

The Grünenthal Agreements also included milestone payments related to specified net sales targets, totaling $166.0 million. These payments were considered sales-based license royalties under ASC Topic 606 and would have been recognized apart from the other contract consideration when the related sales occurred. These net sales targets were not achieved prior to the termination of the Grünenthal Agreements.

In May 2020, upon notification of early termination by Grünenthal, the Company recognized approximately $2.6 million of deferred revenue under the Grünenthal Agreements.

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

Contract Liability

At December 31, 2020, the Company’s deferred revenue balance related to the significant and incremental discount on Zalviso manufacturing services for Grünenthal. In May 2020, upon notification of early termination by Grünenthal, the Company recognized approximately $2.6 million of deferred revenue for this discount on Zalviso manufacturing services which were no longer a performance obligation. At December 31, 2019, approximately $3.1 million of deferred revenue, $0.3 million of which represented the current portion, was attributable to the significant and incremental discount on Zalviso manufacturing services for Grünenthal.

The following table presents changes in the Company’s contract liability for the year ended December 31, 2020:

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
	(in thousands)
Contract liability:
Deferred revenue – Amended Agreements	$3,244	$—	$(3,195)	$49

For the years ended December 31, 2020 and 2019, the Company recognized the following revenue from performance obligations satisfied (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$623	$315
Performance obligations eliminated upon termination	2,572	—
New activities in the period from performance obligations satisfied:
Performance obligations satisfied	488	1,181
Total revenue from performance obligations satisfied or eliminated	$3,683	$1,496

6. Long-Term Debt

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

Interest expense related to the Prior Agreement was $0.0 million, $0.6 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company may prepay the Loan at any time. If the Loan is paid prior to the maturity date, the Company will pay the Lender a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 1.5% if the prepayment occurs after May 30, 2020, but on or before May 30, 2021, or 1% if the prepayment occurs after May 30, 2021. Upon voluntary or mandatory prepayment, in addition to the prepayment charge, the Company is required to pay the EOT Fee, Lender’s expenses and all outstanding principal and accrued interest through the prepayment date.

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

The Loan Agreement also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lender’s security interest or in the value of the collateral, a material adverse change in business, operations or the prospect of repayment, events relating to bankruptcy or insolvency. The Loan also contains a cross default provision, under which if a third party (under any agreement) has the right to accelerate indebtedness greater than $250,000, the Loan would also be considered in default. In addition, the Loan defines events which negatively impact government approvals, judgements in excess of $500,000 and the delisting of the Company’s shares of common stock on the Nasdaq Global Market, or Nasdaq, as events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Acceleration would result in the payment of any applicable prepayment charges and application of the default interest rate to the outstanding balance until payment is made if full. The Company bifurcated a compound derivative liability related to a contingent interest feature and acceleration upon default provision (contingent put option) provided to the Lender. The bifurcated embedded derivative must be valued and separately accounted for in the Company’s consolidated financial statements. The contingent put option liability is classified as a component of other long-term liabilities. As of December 31, 2020, the estimated fair value of the contingent put option liability was $0.2 million which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. See Note 2 “Investments and Fair Value Measurement” for further description.

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

The accrued balance due under the Loan Agreement was $21.0 million and $24.2 million at December 31, 2020 and 2019, respectively. Interest expense related to the Loan Agreement was $3.2 million, of which $0.9 million represented amortization of the debt discount, and $1.9 million, $0.6 million of which represented amortization of the debt discount, for the years ended December 31, 2020 and 2019, respectively.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with a potential Contract Manufacturing Organization, or CMO, in contemplation of entering into a commercial supply agreement for its product DSUVIA® at a future date. Under the SRA, the Company is building out a suite within the CMO’s production facility. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four annual installments of $0.5 million through July 2022. As of December 31, 2020, the accrued balance under the SRA is $0.8 million, and $1.7 million of these leasehold improvements have been capitalized. The effective interest rate related to the payments at December 31, 2020 was 14.35%. The leasehold improvements are recorded as property and equipment, net, in the Consolidated Balance Sheets.

The following table summarizes the balance of the future payments at December 31, 2020 (in thousands):

As of December 31, 2020
Present value of the face amount of $1.0 million	$865
Less: current portion	402
Long-term debt, net of current portion	$463

Future Payments on Long-Term Debt

The following table summarizes the outstanding future payments associated with the Company’s long-term debt as of December 31, 2020 (in thousands):

2021	$10,429
2022	9,647
2023	5,530
Total payments	25,606
Less amount representing interest	(2,523)
Notes payable, gross	23,083
Less: Unamortized portion of EOT Fee	(524)
Less: Unamortized discount on notes payable	(684)
Long-term debt	21,875
Less current portion	(8,735)
Long-term debt, net of current portion	$13,140

7. Leases

Office Lease

The Company leases office and laboratory space for its corporate headquarters, located at 351 Galveston Drive, Redwood City, California. In June 2017, the Company renegotiated the Lease with its Landlord, or the New Lease. The New Lease is effective from February 1, 2018 through January 31, 2024 and contains a renewal option for a six-year extension after the current expiration date. The Company does not expect that the renewal option will be exercised and has therefore excluded the option from the calculation of the right of use asset and lease liability. The initial monthly rent is approximately $0.1 million with annual increases of 3% commencing on February 1st. The lease includes non-lease components (i.e., property management costs) that are paid separately from rent based on actual costs incurred and therefore were not included in the right-of-use asset and liability but are reflected as an expense in the period incurred. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the remaining lease term.

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

Contract Manufacturing Lease

On December 12, 2012, the Company entered into an agreement for commercial supply manufacturing services related to the Company’s Zalviso drug product with a contract manufacturing organization. The initial term of the agreement was through December 31, 2017, which term automatically renews in two-year increments unless earlier terminated by either party by giving eighteen months’ notice. Commencing in 2013, the Company is required to make overhead fee payments each year of $0.2 million, prorated based on aggregate revenues. The Company has determined that this fee is an in-substance fixed lease payment as it represents the minimum annual payment under the contract. The Company concluded that this agreement contains an embedded lease as the clean rooms have been built specifically for production of the Company’s product and their use is effectively controlled by the Company as it has priority over the space during the term of the agreement. The Company accounts for the agreement as an operating lease and has evaluated the non-cancelable term to be through the binding commitment date of June 30, 2022.

The components of lease expense are presented in the following table (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease costs	$1,360	$1,360
Sublease income	(598)	(596)
Net lease costs	$762	$764

Other information related to the operating leases is presented in the following table (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,268	$1,084
Supplemental non-cash disclosures of lease activities:
Transfer of tenant improvement allowance to sublease	$—	$242
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,730

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term – operating leases (years)	3.1	4.1
Weighted-average remaining discount rate – operating leases	11.7%	11.7%

Maturities of lease liabilities as of December 31, 2020 are presented in the following table (in thousands):

Year:
2021	$1,504
2022	1,445
2023	1,386
2024	116
Total future minimum lease payments	4,451
Less imputed interest	(727)
Total	$3,724

Reported as:
Operating lease liabilities	$1,118
Operating lease liabilities, net of current portion	2,606
Total lease liability	$3,724

Future minimum sublease payments as of December 31, 2020 are presented in the following table (in thousands):

Year:
2021	$610
2022	629
2023	648
2024	54
Total future minimum sublease payments	$1,941

The rent receivable balance is reported in the Consolidated Balance Sheets as follows (in thousands):

Reported as:
Prepaid expenses and other current assets	$96
Other assets	258
Total rent receivable	$354

8. Liability Related to Sale of Future Royalties

On September 18, 2015, the Company consummated the Royalty Monetization, in which it sold certain royalty and milestone payment rights to its newly formed wholly owned subsidiary, ARPI LLC, pursuant to a Purchase and Sale Agreement, or PSA. Subsequently, ARPI LLC sold the royalty and milestone payment rights to PDL for an upfront cash purchase price of $65.0 million, subject to a capped amount of $195.0 million pursuant to the Subsequent Purchase and Sale Agreement, or SPSA. Under the SPSA, PDL was entitled to receive 75% of the European royalties under the Amended License Agreement as well as 80% of the first four commercial milestones, worth $35.6 million (or 80% of $44.5 million), subject to the capped amount. The Company was entitled to receive 25% of the royalties, 20% of the first four commercial milestones, 100% of the remaining commercial milestones and all remaining development milestones of $43.5 million, including the $15.0 million payment for the marketing approval by the EC of the MAA for Zalviso.

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

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. During the three months ended June 30, 2019, the Company made a material revision to its estimates which resulted in an interest income rate on the Royalty Monetization liability balance at a prospective average rate of approximately 4.2%, which will be applied over the remaining term of the agreement. The change in estimate of future payments to PDL was a result of lower projected European royalties and milestones from sales of Zalviso over the life of the liability. The change in estimate results in interest income being recognized prospectively, over the remaining term of the agreement, as the estimated expected payments are less than the $65.0 million in gross proceeds received. During the three months ended June 30, 2020, Grünenthal notified the Company that it was terminating the Amended License Agreement, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory. The rights to market and sell Zalviso in the Territory, will revert back to the Company in May 2021. There is a continuing obligation on the Company’s part, through the term of the Royalty Monetization, to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. However, without a New Arrangement to commercialize Zalviso in the Territory, the Company is currently unable to reliably estimate the future payments to PDL over the remaining life of the Royalty Monetization. If the Company is unable to find a New Arrangement, a contingent gain of up to approximately $65 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization, there are significant uncertainties surrounding the amount and timing of future payments and the probability of realization of the estimated contingent gain.

The change in estimate reduced the effective interest rate over the life of the liability to 0% by recording interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods and resulted in a decrease of $8.1 million to the net loss, or $0.10 per share of common stock, basic and diluted, for the year ended December 31, 2019. The effective interest income rate for the years ended December 31, 2020 and 2019 was approximately 3.6% and 1.4%, respectively. During the three months ended December 31, 2018, the Company revised its estimates as a result of lower projected European royalties from sales of Zalviso over the life of the liability because the product launch was progressing more slowly than originally expected. The effective interest expense rate for the year ended December 31, 2018 was approximately 11.6%.

The following table shows the activity within the liability account during the year ended December 31, 2020 (in thousands):

	Year ended December 31, 2020	Period from inception to December 31, 2020
Liability related to sale of future royalties — beginning balance	$92,035	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(254)	(938)
Non-cash interest (income) expense recognized	(3,310)	28,225
Liability related to sale of future royalties as of December 31, 2020	88,471	88,471
Less: current portion	(106)	(106)
Liability related to sale of future royalties — net of current portion	$88,365	$88,365

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

As of December 31, 2020, warrants to purchase 176,679 shares of common stock issued to the Lender and its affiliates had not been exercised and were still outstanding. These warrants expire in May 2029.

10. Commitments and Contingencies

Litigation

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business. The Company does not have contingent liabilities established for any litigation matters.

11. Stockholders’ Equity

Common Stock

2020 Registered Direct Offerings

On July 23, 2020, the Company completed a registered direct offering in which it issued and sold 9,433,962 shares of its common stock at a price of $1.06 per share. The total net proceeds from this offering were approximately $10.0 million, after deducting estimated expenses payable by the Company of $49,000. No underwriter or placement agent participated in the offering.

On December 11, 2020, the Company completed a registered direct offering in which it issued and sold 8,333,333 shares of its common stock at a price of $1.20 per share. The total net proceeds from this offering were approximately $9.9 million, after deducting estimated expenses payable by the Company of $51,000. No underwriter or placement agent participated in the offering.

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

During the year ended December 31, 2020, the Company issued and sold 876,800 shares of common stock pursuant to the ATM Agreement, for which the Company received net proceeds of approximately $1.4 million. During the year ended December 31, 2019, the Company issued and sold 500,000 shares of common stock pursuant to the ATM Agreement, for which the Company received net proceeds of approximately $1.2 million, after deducting commissions, fees and expenses of $32,000. During the year ended December 31, 2018, the Company issued and sold an aggregate of 4.4 million shares of common stock pursuant to the ATM Agreement, for which the Company received net proceeds of approximately $16.8 million, after deducting commissions, fees and expenses of $0.4 million.

As of December 31, 2020, the Company had the ability to offer and sell shares of the Company’s common stock having an aggregate offering price of up to $43.8 million under the ATM Agreement.

Subsequent to December 31, 2020, the Company received total net proceeds of approximately $28.9 million pursuant to an underwriting agreement, dated January 19, 2021, relating to the underwritten public offering of approximately 16.7 million shares of the Company’s common stock, and $7.4 million through the issuance and sale of the Company’s common stock pursuant to the ATM Agreement. See Note 17 “Subsequent Events” for additional information.

Stock Plans

2011 Equity Incentive Plan

In January 2011, the Board of Directors adopted, and the Company’s stockholders approved, the 2011 Equity Incentive Plan, or 2011 EIP. The initial aggregate number of shares of the Company’s common stock that were issuable pursuant to stock awards under the 2011 EIP was approximately 1.9 million shares. The number of shares of common stock reserved for issuance under the 2011 EIP automatically increased on January 1 of each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Board of Directors.

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

The initial aggregate number of shares of the Company’s common stock issuable pursuant to stock awards under the 2020 EIP was 5,500,000 shares. In addition, the share reserve will be increased by the number of returning shares, if any, as such shares become available from time to time under the 2011 EIP, for an additional number of shares not to exceed 14,892,170 shares. The term of any option granted under the 2020 EIP is determined on the date of grant but shall not be longer than 10 years. The Company issues new shares for settlement of vested restricted stock units and exercises of stock options. The Company does not have a policy of purchasing its shares relating to its stock-based programs.

Amended and Restated 2011 Employee Stock Purchase Plan

Additionally, on June 16, 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the 2011 Employee Stock Purchase Plan, or ESPP, to 4,900,000 shares, subject to adjustment for certain changes in the Company’s capitalization, and removed the “evergreen” provision from the ESPP.

In the year ended December 31, 2020, there were 340,128 shares issued under the Amended ESPP. The weighted average fair value of shares issued under the Amended ESPP in 2020, 2019 and 2018 was $1.09, $2.33 and $1.51 per share, respectively. As of December 31, 2020, there were 4,754,323 shares available for future grant under the Amended ESPP.

12. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the Amended ESPP as follows (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Cost of goods sold	$123	$260	$358
Research and development	764	920	1,970
Selling, general and administrative	3,537	3,877	2,840
Total	$4,424	$5,057	$5,168

The following table summarizes restricted stock unit activity under the Company’s Equity Incentive Plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2019	—	$—
Granted	1,029,085	2.53
Vested	—	—
Forfeited	(40,440)	2.54
Restricted stock units outstanding, December 31, 2019	988,645	$2.53
Granted	908,300	1.30
Vested	(304,810)	2.53
Forfeited	(194,152)	2.16
Restricted stock units outstanding, December 31, 2020	1,397,983	$1.79

The following table summarizes option activity under the Company’s Equity Incentive Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2019	12,648,739	$3.47
Granted	1,816,596	1.30
Forfeited	(610,518)	2.38
Expired	(1,041,795)	3.68
Exercised	—	—
December 31, 2020	12,813,022	$3.20	6.1	$298
Vested and exercisable options—December 31, 2020	9,536,806	$3.66	5.2	$—
Vested and expected to vest—December 31, 2020	12,813,022	$3.20	6.1	$298

As of December 31, 2020, there were 6,012,971 shares available for future grant under the 2020 EIP.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2020 is summarized below:

			Options Outstanding			Options Vested and Exercisable
Exercise Prices			Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$0.84	-	$1.31	752,276	9.2	$0.84	—	$—
$1.43	-	$2.15	2,549,458	7.8	$1.88	1,148,695	$2.00
$2.19	-	$3.29	5,216,124	6.7	$2.69	4,174,021	$2.71
$3.30	-	$4.95	2,481,883	4.3	$3.51	2,400,809	$3.51
$5.31	-	$7.97	1,286,781	2.7	$5.75	1,286,781	$5.75
$8.18	-	$12.27	526,500	3.1	$10.28	526,500	$10.28
			12,813,022	6.1	$3.20	9,536,806	$3.66

The weighted average grant-date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $0.92, $1.83 and $1.62 per share, respectively. As of December 31, 2020, total stock-based compensation expense related to unvested options to be recognized in future periods was $3.8 million which is expected to be recognized over a weighted-average period of 2.1 years. The grant date fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $3.6 million, $4.4 million and $4.9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $0.1 million and $0.2 million, respectively.

The Company used the following assumptions to calculate the fair value of each employee stock option:

	Year Ended December 31,
	2020			2019			2018
Expected term (in years)		6.2			6.0			5.9
Risk-free interest rate	0.4%	-	1.5%	1.5%	-	2.5%	2.5%	-	3.1%
Expected volatility		83%			85%			83%
Expected dividend rate		0%			0%			0%

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
ESPP, RSUs and stock options to purchase common stock	14,541,005	13,798,797	11,797,960
Common stock warrants	176,679	176,679	—

14. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation and employee benefits	$3,293	$3,796
Inventory and other contract manufacturing accruals	137	752
Other accrued liabilities	1,460	980
Total accrued liabilities	$4,890	$5,528

15. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a matching contribution of up to 4% of the related compensation. Under the vesting schedule, employees have ownership in the matching employer contributions based on the number of years of vesting service completed. Company contributions were $0.5 million, $0.5 million, and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

16. Income Taxes

The Company recorded a provision for income taxes of $4.0 thousand, $3.0 thousand and $2.0 thousand during the years ended December 31, 2020, 2019 and 2018, respectively.

Net deferred tax assets as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Accruals and other	$4,136	$3,672
Research credits	7,275	7,275
Net operating loss carryforward	65,274	52,361
Section 59(e) R&D expenditures	7,473	8,933
Deferred revenue	20,848	21,324
Total deferred tax assets	105,006	93,565
Valuation allowance	(105,006)	(93,565)
Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at statutory federal rate	$(8,486)	$(11,180)	$(9,901)
State tax—net of federal benefit	(3,587)	(2,538)	(792)
General business credits	—	—	(500)
Stock options	636	800	1,048
Other	—	7	295
Change in valuation allowance	11,441	12,914	9,852
Provision for income taxes	$4	$3	$2

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11.4 million, $12.9 million and $9.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the Company had federal net operating loss carryforwards of $264.4 million, of which $114.9 million federal net operating losses generated before January 1, 2018 will begin to expire in 2029. Federal net operating losses of $149.5 million generated from 2018 to 2020 will carryforward indefinitely but are subject to the 80% taxable income limitation. As of December 31, 2020, the Company had state net operating loss carryforwards of $141.5 million, which begin to expire in 2028.

As of December 31, 2020, the Company had federal research credit carryovers of $6.5 million, which begin to expire in 2026. As of December 31, 2020, the Company had state research credit carryovers of $4.0 million, which will carryforward indefinitely.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrecognized benefit—beginning of period	$2,635	$2,635	$2,365
Gross increases—prior period tax positions	—	—	57
Gross increases—current period tax positions	—	—	213
Unrecognized benefit—end of period	$2,635	$2,635	$2,635

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

There were no accrued interest or penalties related to unrecognized tax benefits in the years ended December 31, 2020, 2019 and 2018. The Company files income tax returns in the United States, California, and other states. The tax years 2005 through 2014, and 2016 through 2020, remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

17. Subsequent Events

On January 22, 2021, the Company completed an underwritten public offering in which the Company issued and sold 14,500,000 shares of our common stock to the underwriter at a price of $1.7625 per share. On January 27, 2021, the underwriters exercised their option in full and purchased an additional 2,175,000 shares at a price of $1.7625 per share. The total net proceeds from this offering of an aggregate 16,675,000 shares were approximately $28.9 million. This underwritten public offering was made pursuant to a Registration Statement on Form S-3 (No. 333-239156), which was initially filed by the Company with the Securities and Exchange Commission, or SEC, on June 12, 2020 and declared effective by the SEC on July 8, 2020.

Subsequent to December 31, 2020, the Company issued and sold approximately 3.0 million additional shares of common stock and received additional net proceeds of approximately $7.4 million, after deducting fees and expenses, under the ATM Agreement. As of March 4, 2021, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $36.2 million under the ATM Agreement.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged as a		Balance at
	Beginning of	Reduction to		End of
Description	Period	Revenue	Deductions*	Period
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2020	$161	$645	$(138)	$668
Year ended December 31, 2019	$—	$201	$(40)	$161
Year ended December 31, 2018	$—	$—	$—	$—

* Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.