Form 10-Q
period 2021-03-31
ACELRX PHARMACEUTICALS INC
filed 2021-05-17
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 001-35068

ACELRX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25821 Industrial Boulevard, Suite 400

Hayward, CA 94545

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

Large accelerated filer	☐	Accelerated filer

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of May 3, 2021, the number of outstanding shares of the registrant’s common stock was 119,102,999.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

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

•

our ability to satisfactorily comply with FDA regulations concerning the advertising and promotion of DSUVIA, including resolving the concerns raised by FDA in the warning letter delivered to us on February 11, 2021;

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

•	successfully establishing and maintaining commercial manufacturing with third parties;

•	our ability to manage effectively, and the impact of any costs associated with, potential governmental investigations, inquiries, regulatory actions or lawsuits that may be brought against us;

•	continued demonstration of an acceptable safety profile of DSUVIA;

•	effectively competing with other medications for the treatment of moderate-to-severe acute pain in medically supervised settings, including IV-opioids and any subsequently approved products;

•	our ability to maintain regulatory approval of DZUVEO® in the European Union, or EU, and enter into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe;

•	our ability to manufacture and supply DZUVEO in Europe to any future strategic partner;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2021 (unaudited)	December 31, 2020(1)
Assets
Current Assets:
Cash and cash equivalents	$34,363	$27,274
Short-term investments	32,982	15,612
Accounts receivable, net	658	635
Inventories, net	1,419	1,626
Prepaid expenses and other current assets	1,893	1,683
Total current assets	71,315	46,830
Operating lease right-of-use assets	312	3,150
Property and equipment, net	15,650	15,659
Other assets	70	656
Total Assets	$87,347	$66,295

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,235	$2,737
Accrued liabilities	3,245	4,890
Long-term debt, current portion	8,749	8,735
Deferred revenue, current portion	—	49
Operating lease liabilities, current portion	283	1,118
Liability related to the sale of future royalties, current portion	32	106
Total current liabilities	15,544	17,635
Long-term debt, net of current portion	11,265	13,140
Operating lease liabilities, net of current portion	72	2,606
Liability related to the sale of future royalties, net of current portion	87,597	88,365
Other long-term liabilities	181	299
Total liabilities	114,659	122,045
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 119,102,999 and 98,812,008 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	118	98
Additional paid-in capital	420,011	382,637
Accumulated deficit	(447,441)	(438,485)
Total stockholders’ deficit	(27,312)	(55,750)
Total Liabilities and Stockholders’ Deficit	$87,347	$66,295

(1)

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product sales	$451	$274
Contract and other collaboration	60	112
Total revenue	511	386

Operating costs and expenses:
Cost of goods sold	1,040	1,511
Research and development	969	1,412
Selling, general and administrative	7,644	13,311
Total operating costs and expenses	9,653	16,234
Loss from operations	(9,142)	(15,848)
Other income (expense):
Interest expense	(672)	(855)
Interest income and other income (expense), net	76	(65)
Non-cash interest income on liability related to future sale of royalties	782	843
Total other income (expense)	186	(77)
Net loss	$(8,956)	$(15,925)
Comprehensive loss	$(8,956)	$(15,925)
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.20)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 10	113,256,550	80,057,405

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	98,812,008	$98	$382,637	$(438,485)	$(55,750)
Stock-based compensation	—	—	1,089	—	1,089
Restricted stock units vested	404,172	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(249)	—	(249)
Net proceeds from issuance of common stock in connection with equity financings	19,701,562	20	36,340	—	36,360
Issuance of common stock upon ESPP purchase	183,132	—	192	—	192
Issuance of common stock upon exercise of stock options	2,125	—	2	—	2
Net loss	—	—	—	(8,956)	(8,956)
Balance as of March 31, 2021	119,102,999	$118	$420,011	$(447,441)	$(27,312)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	79,573,101	$79	$356,609	$(398,106)	$(41,418)
Stock-based compensation	—	—	1,146	—	1,146
Restricted stock units vested	216,399	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(86)	—	(86)
Net proceeds from issuance of common stock in connection with equity financings	431,800	1	783	—	784
Issuance of common stock upon ESPP purchase	194,451	—	218	—	218
Net loss	—	—	—	(15,925)	(15,925)
Balance as of March 31, 2020	80,415,751	$80	$358,670	$(414,031)	$(55,281)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,956)	$(15,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(45)	(84)
Non-cash interest income on liability related to royalty monetization	(782)	(843)
Depreciation and amortization	450	487
Non-cash interest expense related to debt financing	222	271
Stock-based compensation	1,089	1,146
Gain on lease termination	(522)	—
Other	68	111
Changes in operating assets and liabilities:
Accounts receivable	(23)	(135)
Inventories	105	88
Prepaid expenses and other assets	361	461
Accounts payable	313	1,528
Accrued liabilities	(1,698)	(1,209)
Operating lease liabilities	(241)	(181)
Deferred revenue	(49)	(79)
Net cash used in operating activities	(9,708)	(14,364)
Cash flows from investing activities:
Purchase of property and equipment	(24)	(73)
Purchase of investments	(24,441)	(12,757)
Proceeds from maturities of investments	7,040	35,480
Net cash (used in) provided by investing activities	(17,425)	22,650
Cash flows from financing activities:
Payment of long-term debt	(2,083)	—
Net proceeds from issuance of common stock in connection with equity financings	36,360	784
Net proceeds from issuance of common stock through equity plans	194	218
Payment of employee tax obligations related to vesting of restricted stock units	(249)	(86)
Net cash provided by financing activities	34,222	916
Net increase in cash and cash equivalents	7,089	9,202
Cash and cash equivalents—Beginning of period	27,274	14,684
Cash and cash equivalents—End of period	$34,363	$23,886

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except where otherwise noted)

1. Organization and Summary of Significant Accounting Policies

The Company

AcelRx Pharmaceuticals, Inc., or the Company or AcelRx, was incorporated in Delaware on July 13, 2005 as SuRx, Inc., and in January 2006, the Company changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in Hayward, California.

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO® in Europe) and Zalviso® are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, although it has not yet entered into any such arrangement. The timing of the resubmission of the Zalviso new drug application, or NDA, is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and was commercialized by Grünenthal GmbH, or Grünenthal, through May 12, 2021 (see Termination of Grünenthal Agreements below).

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. Although Zalviso was approved for sale in Europe on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement (defined below) with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. In consideration of the termination of the Amended License Agreement, under the Royalty Monetization, the Company must use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement, with a third party. The Company expects to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

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

Termination of Grünenthal Agreements

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

On May 18, 2020, the Company received a notice from Grünenthal that it had exercised its right to terminate the Grünenthal Agreements, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the European Union, Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, reverted back to the Company on May 12, 2021.

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

Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet as of December 31, 2020, was derived from the Company’s audited financial statements as of December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2021, from those previously disclosed in its 2020 Annual Report on Form 10-K, except to reflect that the Company applies the graded-vesting attribution method to awards with market conditions that include graded-vesting features. Additionally, the Company uses the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.

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

The table below summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$3,643	$—	$—	$3,643
Money market funds	12,523	—	—	12,523
Commercial paper	18,197	—	—	18,197
Total cash and cash equivalents	34,363	—	—	34,363

Short-term investments:
U.S. government agency securities	2,751	—	—	2,751
Commercial paper	27,179	—	—	27,179
Corporate debt securities	3,052	—	—	3,052
Total short-term investments	32,982	—	—	32,982
Total cash, cash equivalents and short-term investments	$67,345	$—	$—	$67,345

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,181	$—	$—	$5,181
Money market funds	3,996	—	—	3,996
Commercial paper	18,097	—	—	18,097
Total cash and cash equivalents	27,274	—	—	27,274

Short-term investments:
U.S. government agency securities	5,818	—	—	5,818
Commercial paper	9,794	—	—	9,794
Total short-term investments	15,612	—	—	15,612
Total cash, cash equivalents and short-term investments	$42,886	$—	$—	$42,886

There were no other-than-temporary impairments for these securities at March 31, 2021 or December 31, 2020. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2021 and 2020.

As of March 31, 2021, and December 31, 2020, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities, corporate debt securities and commercial paper. As of March 31, 2021, and December 31, 2020, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan Agreement with Oxford. See Note 5 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Condensed Consolidated Balance Sheets. Changes to the estimated fair value of this liability is recorded in interest income and other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2021
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$12,523	$12,523	$—	$—
U.S. government agency securities	2,751	—	2,751	—
Commercial paper	45,376	—	45,376	—
Corporate debt securities	3,052	—	3,052	—
Total assets measured at fair value	$63,702	$12,523	$51,179	$—

Liabilities
Contingent put option liability	$181	$—	$—	$181
Total liabilities measured at fair value	$181	$—	$—	$181

	As of December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$3,996	$3,996	$—	$—
U.S. government agency securities	5,818	—	5,818	—
Commercial paper	27,891	—	27,891	—
Total assets measured at fair value	$37,705	$3,996	$33,709	$—

Liabilities
Contingent put option liability	$246	$—	$—	$246
Total liabilities measured at fair value	$246	$—	$—	$246

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2021 and 2020 (in thousands):

Three Months Ended March 31, 2021
Fair value—beginning of period	$246
Change in fair value of contingent put option associated with the Loan Agreement	(65)
Fair value—end of period	$181

Three Months Ended March 31, 2020
Fair value—beginning of period	$437
Change in fair value of contingent put option associated with the Loan Agreement	309
Fair value—end of period	$746

3. Inventories, net

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	March 31, 2021	December 31, 2020
Raw materials	$161	$257
Work-in-process	—	30
Finished goods	1,258	1,339
Total	$1,419	$1,626

The Company recorded inventory impairment charges of $0.1 million, primarily related to Zalviso component parts inventory, for the three months ended March 31, 2021, and $0.1 million, primarily related to DSUVIA inventory that may expire before being sold, for the three months ended March 31, 2020.

4. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2021 and 2020 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2021	2020
Product sales:
DSUVIA	$181	$155
Zalviso	270	119
Total product sales	451	274
Contract and other collaboration:
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	45	84
Royalty revenue	15	28
Total revenues from contract and other collaboration	60	112
Total revenue	$511	$386

For additional details on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso was sold in Europe by the Company’s collaboration partner, Grünenthal, through May 12, 2021.

Contract and Other Collaboration

Contract and other collaboration revenue includes revenue under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe.

Contract Liability

The following table presents changes in the Company’s contract liability for the three months ended March 31, 2021 (in thousands):

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
Contract liability:
Deferred revenue – Grünenthal Agreements	$49	$—	$(49)	$—
Deferred revenue	$49	$—	$(49)	$—

For the three months ended March 31, 2021 and 2020, the Company recognized the following revenue from performance obligations satisfied (in thousands):

	Three Month Ended March 31,
	2021	2020
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$49	$79
New activities in the period from performance obligations satisfied:
Performance obligations satisfied	221	40
Total revenue from performance obligations satisfied or eliminated	$270	$119

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

As of March 31, 2021, the accrued balance due under the Loan Agreement with Oxford was $19.1 million. Interest expense related to the Loan Agreement was $0.6 million, $0.2 million of which represented amortization of the debt discount, for the three months ended March 31, 2021, and $0.8 million, $0.2 million of which represented amortization of the debt discount, for the three months ended March 31, 2020.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with Catalent Pharma Solutions, LLC, or Catalent, in contemplation of entering into a commercial supply agreement for its product DSUVIA at a future date. Under the SRA, the Company is building out a suite within Catalent’s production facility in Kansas City. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four installments of $0.5 million through July 2022. As of March 31, 2021, the accrued balance under the SRA is $0.9 million, and $1.7 million of these leasehold improvements have been capitalized. The effective interest rate related to the payments at March 31, 2021 was 14.35%. The leasehold improvements are recorded as property and equipment, net, in our Condensed Consolidated Balance Sheets.

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

On March 26, 2021, the Company entered into a Lease Termination Agreement with its landlord and a Sublease Termination Agreement with its sublessee, to terminate the lease and sublease agreements at its corporate headquarters. The termination of both the lease and sublease is effective on April 30, 2021. As of the date of the Lease Termination Agreement, the Company remeasured its lease liability and recorded a gain of $0.5 million upon derecognition of the lease liability and right of use asset for the head lease, which is included in operating expenses for the three months ended March 31, 2021. In connection with the Sublease Termination, the remaining deferred costs of $0.3 million, which are included in prepaid expenses and other current assets, will be fully amortized through April 30, 2021, the effective date of the Sublease Termination.

On March 26, 2021, the Company entered into a Sublease Agreement to sublet space for its corporate headquarters, located at 25821 Industrial Boulevard, Hayward, California. The Sublease Agreement commencement date is April 1, 2021. The Sublease Agreement is for a period of two years and three months with monthly rent payments of $17,000, including one month of abated rent. As of March 31, 2021, the Company has prepaid $0.1 million towards the Sublease Agreement, which is included in prepaid expenses and other current assets as of March 31, 2021.

The components of lease expense are presented in the following table (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$340	$340
Gain on derecognition of operating lease	(522)	—
Sublease income	(150)	(150)
Net lease costs	$(332)	$190

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

March 31, 2021
Weighted-average remaining term – operating lease (in years)	0.57
Weighted-average discount rate – operating lease	12.03%

Future minimum lease payments as of March 31, 2021 are presented in the following table (in thousands):

Year:
2021 (remaining nine months)	$309
2022	100
Total future minimum lease payments	409
Less imputed interest	(54)
Total	$355

Reported as:

Operating lease liabilities	$283
Operating lease liabilities, net of current portion	72
Total lease liability	$355

Future minimum sublease payments as of March 31, 2021 are presented in the following table (in thousands):

Year:
2021 (remaining nine months)	$51
Total future minimum sublease payments	$51

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

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. During the three months ended June 30, 2020, Grünenthal notified the Company that it was terminating the Amended License Agreement, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory. The rights to market and sell Zalviso in the Territory, reverted back to the Company on May 12, 2021. There is a continuing obligation on the Company’s part, through the term of the Royalty Monetization with SWK (assignee of PDL), to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. If the Company is unable to find a New Arrangement, a contingent gain of up to approximately $65 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization, there are significant uncertainties surrounding the amount and timing of future payments and the probability of realization of the estimated contingent gain.

The effective interest rate over the life of the liability will be 0% as we record interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods. The effective interest income rate for each of the three months ended March 31, 2021 and 2020, was approximately 3.6%.

The following table shows the activity within the liability account for the three months ended and the period from inception to March 31, 2021 (in thousands):

	Three months ended March 31, 2021	Period from inception to March 31, 2021
Liability related to sale of future royalties — beginning balance	$88,471	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(60)	(998)
Non-cash interest (income) expense recognized	(782)	27,443
Liability related to sale of future royalties as of March 31, 2021	87,629	87,629
Less: current portion	(32)	(32)
Liability related to sale of future royalties — net of current portion	$87,597	$87,597

As royalties are remitted to SWK from ARPI LLC, as described in Note 1 “Organization and Summary of Significant Accounting Policies - Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the balance of the liability will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest expense within its Condensed Consolidated Statements of Comprehensive Loss over the term of the Royalty Monetization.

8. Stockholders’ Equity

Common Stock

Underwritten Public Offering

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

ATM Agreement

The Company has entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $80.0 million.

During the three months ended March 31, 2021, the Company issued and sold approximately 3.0 million shares of common stock and received net proceeds of approximately $7.5 million, after deducting fees and expenses, under the ATM Agreement. During the three months ended March 31, 2020, the Company issued and sold 431,800 shares of common stock pursuant to the ATM Agreement, for which the Company received net proceeds of approximately $0.8 million. As of March 31, 2021, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $36.1 million under the ATM Agreement.

9. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the Amended 2011 ESPP as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$22	$46
Research and development	181	200
Selling, general and administrative	886	900
Total	$1,089	$1,146

As of March 31, 2021, there were, in the aggregate, 7,882,798 shares available for grant, 14,839,543 options outstanding and 1,666,529 restricted stock units outstanding under the Company’s equity incentive plans.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	March 31,
	2021	2020
ESPP, RSUs and stock options to purchase common stock	16,789,212	15,630,340
Common stock warrants	176,679	176,679

11. Subsequent Event

On April 21, 2021, the Company entered into a Commercial Supply Agreement, or the CSA, with Catalent Pharma Solutions, LLC, or Catalent, effective March 31, 2021, under which Catalent will provide certain services to the Company in connection with the processing and packaging of a packaged single dose applicator containing the sublingual tablet 30 mcg sufentanil dosage form contained in the pharmaceutical product, DSUVIA (sufentanil), intended for commercialization.

The term of the CSA is for a period of five years from the first date upon which the FDA approves Catalent as a manufacturer of DSUVIA in the United States, or the Commencement Date. The term shall automatically be extended for successive two-year periods, unless and until one party gives the other party at least 24 months’ prior written notice of its desire to terminate as of the end of the then-current term.

The Company will pay Catalent an annual fee beginning on the first day of the month following the month during which the Commencement Date occurs. Prior to the Commencement Date, the Company will pay Catalent a monthly facility fee. Pursuant to the CSA, the Company will purchase each 10-pack carton of DSUVIA from Catalent at an agreed price through December 31, 2022, and pay other fees set forth in the CSA. All pricing and fees, with the exception of raw materials, may be adjusted on an annual basis, effective on January 1 of each calendar year, beginning with January 1, 2023, subject to certain limitations. Price increases for raw materials will be passed through to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Form 10-Q, and with the audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020, or Annual Report.

About AcelRx Pharmaceuticals, Inc.

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

The following table summarizes our portfolio.

Product	Description	Target Use	Status
DSUVIA®	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received U.S. Food and Drug Administration, or FDA, approval in November 2018; commercial launch began first quarter of 2019.

DZUVEO®	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Granted European Commission, or EC, marketing approval in June 2018. Sunset date extended to March 1, 2022 by EC.

Zalviso®	Sufentanil sublingual tablet system, 15 mcg	Moderate-to-severe acute pain in the hospital setting, administered by the patient as needed

In the U.S., positive results from Phase 3 trial, IAP312, announced in August 2017. Currently evaluating the timing of the resubmission of the New Drug Application, or NDA, which is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

Approved in the European Union, where it was marketed commercially by Grünenthal through May 12, 2021.

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

General Trends and Outlook

COVID-19-related

Government-mandated shelter-in-place orders and related safety policies on account of the COVID-19 pandemic continue to prevent us from operating our business in the normal course. Beginning in early 2020, state and local officials issued orders in response to the pandemic which included, among other things, requirements for residents to shelter in place and for non-essential businesses to cease activities at facilities within certain cities, counties, and states. State and local officials have taken different approaches to these orders, and some have not issued any such orders. Once issued, the orders have been relaxed and then tightened, depending on the rate of COVID-19 cases. As a result of these orders, we implemented a work from home policy for our California-based employees and we continue to adhere to the various and diverse orders issued by government officials in the jurisdictions in which we operate. In addition, some hospitals, ambulatory surgery centers and other healthcare facilities have barred visitors that are not caregivers or mission-critical and otherwise restricted access to such facilities, and we have no visibility as to when these restrictions will be lifted. As a result, the educational and promotional efforts of our commercial and medical affairs personnel have been substantially reduced, and in some cases, stopped. Cancellation or delays of formulary committee meetings and delays of elective surgeries have also affected the pace of formulary approvals and, consequently, the rate of adoption and use of DSUVIA. We expect our near-term sales volumes to be adversely impacted as long as access to healthcare facilities by our commercial and medical affairs personnel continues to be limited; however, as COVID-19 vaccines continue to get rolled out across the U.S., we are expecting this access to improve in the second half of this year. We will continue to evaluate the impact on our revenues and related metrics and operating expenses during this period and assess the need to adjust our expenses and expectations.

As a result of international travel restrictions, the timing for testing and acceptance of our DSUVIA high-volume packaging line, and subsequent FDA approval, has been delayed. Based on our best estimate, now that the line has been installed, we expect FDA approval in 2022.

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

We will incur capital expenditures related to our high-volume automated packaging line for DSUVIA, which has now been installed, and for which we expect FDA approval in 2022. We anticipate that the high-volume line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2022 and beyond.

Our net loss for the three months ended March 31, 2021 and 2020 was $9.0 million and $15.9 million, respectively. As of March 31, 2021, we had an accumulated deficit of $447.4 million. As of March 31, 2021, we had cash, cash equivalents and short-term investments totaling $67.3 million compared to $42.9 million as of December 31, 2020.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three months ended March 31, 2021, from those previously disclosed in our Annual Report, except to reflect that we apply the graded-vesting attribution method to awards with market conditions that include graded-vesting features. Additionally, we use the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.

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

Three Months Ended March 31, 2021 and 2020

Revenue

Product Sales Revenue

Product sales revenue consists of sales of DSUVIA in the U.S. and Zalviso in Europe.

Product sales revenue by product for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended
	March 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
DSUVIA	$181	$155	$26	17%
Zalviso	270	119	151	127%
Total product sales revenue	$451	$274	$177	65%

The increase in product sales revenue for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily the result of sales of Zalviso by Grünenthal GmbH, or Grünenthal, under the Collaboration and License Agreement and the Manufacture and Supply Agreement, or the Grünenthal Agreements. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the agreements.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue includes revenue under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the sale of the majority of our royalty rights and certain commercial sales milestones under the Grünenthal Agreements to SWK Funding, LLC, or SWK, (assignee of PDL BioPharma, Inc., or PDL), in a transaction referred to as the Royalty Monetization, and royalty revenue for sales of Zalviso in Europe.

Contract and other collaboration revenue for the three months ended March 31, 2021 and 2020, was as follows (in thousands):

	Three Months Ended
	March 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	$45	$84	$(39)	(46)%
Royalty revenue	15	28	(13)	(46)%
Total contract and other collaboration revenue	$60	$112	$(52)	(46)%

We estimate and recognize royalty revenue and non-cash royalty revenue on a quarterly basis. Adjustments to estimated revenue are recognized in the subsequent quarter based on actual revenue earned per the royalty reports received from Grünenthal. As mentioned above, Grünenthal has terminated the Grünenthal Agreements, accordingly the rights to market and sell Zalviso in Europe reverted back to us on May 12, 2021.

Cost of Goods Sold

We commenced commercial sales of DSUVIA in the first quarter of 2019.

Total cost of goods sold for the three months ended March 31, 2021 and 2020, was as follows (in thousands):

	Three Months Ended
	March 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Direct costs	$311	$246	$65	26%
Indirect costs	729	1,265	(536)	(42)%
Total costs of goods sold	$1,040	$1,511	$(471)	(31)%

Direct costs from contract manufacturers for DSUVIA and Zalviso totaled $0.3 million, in the three months ended March 31, 2021, and $0.2 million in the three months ended March 31, 2020. We recorded inventory impairment charges of $0.1 million, primarily related to Zalviso component parts inventory, for the three months ended March 31, 2021, and $0.1 million, primarily related to DSUVIA inventory that may expire before being sold, for the three months ended March 31, 2020. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA and Zalviso totaled $0.7 million and $1.3 million in the three months ended March 31, 2021 and 2020, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses.

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

Below is a summary of our research and development expenses during the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
DSUVIA	$162	$292	$(130)	(45)%
Zalviso	6	29	(23)	(79)%
Overhead	801	1,091	(290)	(27)%
Total research and development expenses	$969	$1,412	$(443)	(31)%

Research and development expenses for the three months ended March 31, 2021 decreased as compared to the three months ended March 31, 2020, primarily due to decreases in personnel-related overhead expenses and DSUVIA-related spending.

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

Total selling, general and administrative expenses for the three months ended March 31, 2021 and 2020, were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Selling, general and administrative expenses	$7,644	$13,311	$(5,667)	(43)%

Selling, general and administrative expenses decreased by $5.7 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease is primarily due to net decreases in selling, general and administrative expenses including a $1.8 million reduction in personnel-related costs, a $1.2 million reduction in DSUVIA commercialization-related expenses, such as travel, a decrease in business development expenses of $1.9 million, and a decrease in facilities-related expenses of $0.5 million related to the lease termination.

In March 2020, we eliminated 30 positions, mainly within the commercial organization. For additional information regarding the Restructuring Costs see Note 1 “Organization and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2021 and 2020, was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Interest expense	$(672)	$(855)	$183	(21)%
Interest income and other income (expense), net	76	(65)	141	(217)%
Non-cash interest income on liability related to sale of future royalties	782	843	(61)	(7)%
Total other income (expense)	$186	$(77)	$263	(342)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily as a result of a lower outstanding loan balance. As of March 31, 2021, the accrued balance due under the Loan Agreement with Oxford was $19.1 million. Refer to Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

Interest income and other income (expense), net, for the three months ended March 31, 2021 and 2020, primarily consisted of interest earned on our investments and the change in the fair value of our contingent put option. In the three months ended March 31, 2021, the change in fair value of the contingent put option associated with our Loan Agreement with Oxford resulted in $0.1 million in other income while in the three months ended March 31, 2020, it resulted in $0.3 million in other expense, while interest income decreased in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to lower yields on our investments.

The non-cash interest income on the liability related to the sale of future royalties is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 7 “Liability Related to Sale of Future Royalties”, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability and the interest rate.

The effective interest income rate for each of the three months ended March 31, 2021 and 2020, was approximately 3.6%. We anticipate that we will record approximately $3 million in non-cash interest income related to the Royalty Monetization for the year ending December 31, 2021.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2021 and may incur significant losses and negative cash flows from operations in the future. We have funded our operations primarily through issuance of equity securities, borrowings, payments from Grünenthal, the monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding of approximately $22.6 million from the DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019.

As of March 31, 2021, we had cash, cash equivalents and investments totaling $67.3 million compared to $42.9 million as of December 31, 2020. The increase was primarily due to net proceeds received from the issuance of common stock in connection with equity offerings in the first quarter of 2021, partially offset by cash required to fund our continuing operations, including debt service, as we continued our commercialization activities for DSUVIA, including installation of our high-volume automated packaging line for DSUVIA, and business development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next twelve months; however, our expectations may change depending on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the negative impact on sales volumes as our sales force is limited in its access to potential customers, our expenditures related to the United States commercial launch of DSUVIA and the timing of business development activities. We expect access to healthcare facilities by our commercial and medical affairs personnel to improve in the second half of this year as COVID-19 vaccines continue to get rolled out across the U.S.; however, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

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

We entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. As of March 31, 2021, we had issued and sold an aggregate of approximately 14.2 million shares of common stock pursuant to the ATM Agreement, for which we had received net proceeds of approximately $42.6 million, after deducting commissions, fees and expenses of approximately $1.2 million. As of March 31, 2021, we have the ability to sell approximately $36.1 million of our common stock under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan. After deducting all loan initiation costs and outstanding interest on the prior loan agreement with Hercules, we received $15.9 million in net proceeds. As of March 31, 2021, the accrued balance under the Loan Agreement was $19.1 million. For more information, see Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(9,708)	$(14,364)
Net cash (used in) provided by investing activities	(17,425)	22,650
Net cash provided by financing activities	34,222	916

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund commercial activities for our approved product, DSUVIA. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest income (expense) related to the sale of future royalties and interest expense related to our debt financings.

Cash used in operating activities of $9.7 million during the three months ended March 31, 2021, reflected a net loss of $9.0 million, partially offset by aggregate non-cash charges of $0.5 million and included an approximate $1.2 million net change in our operating assets and liabilities. Non-cash charges included $1.1 million for stock-based compensation expense, $0.8 million in non-cash interest income on the liability related to the Royalty Monetization, $0.5 million in depreciation expense and $0.5 million gain on our lease termination. The net change in our operating assets and liabilities included a $1.7 million decrease in accrued liabilities.

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

During the three months ended March 31, 2021, cash used investing activities of $17.4 million was primarily the net result of $24.4 million for purchases of investments offset by $7.0 million in proceeds from maturity of investments. During the three months ended March 31, 2020, cash provided by investing activities of $22.7 million was the net result of $35.5 million in proceeds from maturity of investments, offset by $12.7 million for purchases of investments and purchases of property and equipment of $0.1 million.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the three months ended March 31, 2021, cash provided by financing activities of $34.2 million was primarily due to $36.4 million in net proceeds received in connection with equity financings, and $0.2 million in net proceeds received through our equity plans, partially offset by $2.1 million used for payment of long-term debt and $0.2 million used for payment of employee tax obligations relating to the vesting of restricted stock units. During the three months ended March 31, 2020, cash provided by financing activities was primarily due to $0.8 million in net proceeds received under the ATM Agreement and $0.2 million in proceeds as a result of stock purchases made under our 2011 Employee Stock Purchase Plan, or ESPP, partially offset by $0.1 million used for payment of employee tax obligations relating to the vesting of restricted stock units.

Operating Capital and Capital Expenditure Requirements

Our current operating plan includes expenditures related to the continued launch of DSUVIA in the United States. This plan includes an assumption that COVID-19 related restrictions on access to potential customers and elective surgeries will be lifted in the second half of 2021, as well as anticipated activities required to resubmit the Zalviso NDA. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of Zalviso in the United States and intend to update our cash forecasts accordingly. Our forecast that our existing capital resources will permit us to meet our capital and operational requirements through at least the next twelve months is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the impact and timing of COVID-19 on our operations, our sales representatives’ access to hospitals or other healthcare facilities, and our level of sales;

•	expenditures related to the launch of DSUVIA and potential commercialization of Zalviso;

•	future manufacturing, selling and marketing costs related to DSUVIA and Zalviso;

•	costs associated with business development activities and licensing transactions;

•	the outcome, timing and cost of the regulatory resubmission of Zalviso and any approval for Zalviso;

•	the initiation, progress, timing and completion of any post-approval clinical trials for DSUVIA, or Zalviso, if approved;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of DSUVIA and Zalviso;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the expenses associated with any possible litigation.

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

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Off-Balance Sheet Arrangements

Through March 31, 2021, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We entered into a collaboration with Grünenthal GmbH, or Grünenthal for the commercialization of Zalviso in Europe and Australia and, during the three months ended June 30, 2020, Grünenthal terminated the collaboration, effective November 13, 2020. The terms of the Collaboration and License Agreement and the Manufacture and Supply Agreement, or the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory reverted back to us on May 12, 2021. We intend to enter into additional strategic partnerships with third parties to commercialize our products outside of the United States, including a replacement license agreement for Zalviso in Europe. Per the terms of royalty monetization arrangement with SWK Funding, LLC, or SWK (assignee of PDL BioPharma, Inc., or PDL), or the Royalty Monetization, we are obligated to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. Accordingly, even if we are able to enter into a New Arrangement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing to SWK is reached.

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

In March 2020, we reduced the size of our commercial team to eliminate the overlap with the Tetraphase Pharmaceuticals, Inc. commercial team under our co-promotion arrangement and reduce operating expenses. The restructuring resulted in the elimination of 30 positions, or approximately 33% of our workforce. As of March 31, 2021, we had approximately 25 sales representatives, including those under the Promotion Agreement with La Jolla.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, any research, clinical development, manufacturing or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. For example, Grünenthal has terminated the collaboration agreement for the commercialization of Zalviso in Europe. The rights to market and sell Zalviso in the Territory reverted back to us on May 12, 2021. We have a continuing obligation, through the term of the Royalty Monetization with SWK, to use commercially reasonable efforts to negotiate a New Arrangement. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully and timely transition terminated collaborative agreements, including entering into a New Arrangement for Zalviso in Europe, we may have to undertake development and commercialization activities at our own expense or find alternative sources of capital.

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

Obtaining hospital or other health care facility formulary approvals can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approvals to allow us to sell our products into our target markets. In particular, the restrictions on our commercial and medical affairs teams’ access to hospitals and other health care facilities has adversely impacted the number of formulary approvals we anticipated achieving in 2020, and for as long as these restrictions remain in place, or new restrictions are implemented, we may have limited visibility or difficulties in obtaining these formulary approvals in the future. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approvals, we may need to complete evaluation programs whereby DSUVIA, or Zalviso, if approved, is used on a limited basis for certain patient types. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approvals of DSUVIA, or Zalviso, if approved. Further, even successful formulary approvals may be subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approvals for DSUVIA, or Zalviso, if approved, would materially adversely affect our ability to attain or sustain profitable operations.

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

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, we and our collaborators face extensive regulatory requirements, and our products may face future development and regulatory difficulties.*

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for Zalviso in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our products or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. For example, DSUVIA is subject to a deferred post-marketing requirement for study in the pediatric population ages 6-17 years. A final protocol for this trial was submitted to the FDA in August 2020, in conjunction with a request to defer initiation of pediatric studies until additional post-market safety data is obtained in adult patients using DSUVIA. Additionally, the labeling approved for DSUVIA includes restrictions on use due to the opioid nature of sufentanil. If approved, the labeling for Zalviso will likely include similar restrictions on use.

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

Advertising and promotional materials must comply with FDA rules concerning the advertising and promotion of DSUVIA and are subject to FDA review, in addition to other potentially applicable federal and state laws. Failure to comply with these regulations can result in the receipt of warning letters and further liability if off-label promotion is involved. For example, on February 11, 2021, we received a warning letter from the Office of Prescription Drug Promotion, or OPDP, of the FDA relating to a banner advertisement we submitted to the OPDP on December 6, 2019 and a tabletop display we submitted on February 28, 2020, and resubmitted to the OPDP at its request on September 23, 2020. We submitted the materials to the OPDP pursuant to the FDA requirement that sponsors submit all promotional materials to the FDA at the time of their initial dissemination or publication. The FDA’s concerns identified in the letter include its view that the promotional material makes misleading claims and representations about the risks and efficacy of DSUVIA because the material does not reveal facts that are material in light of the representations made. As a result, we conducted a review of our marketing materials to identify any potential revisions in light of the letter. We responded to the FDA within the timeframe requested in the letter and, on March 23, 2021, held a teleconference with OPDP to seek guidance and clarification on the concerns raised in the letter. Following our meeting with OPDP, we conducted a further review of our marketing materials to identify any potential revisions in light of the letter and OPDP’s guidance. We submitted a second response to FDA on April 7, 2021. We cannot give any assurances, however, that the FDA will be satisfied with our response to the letter or that such response will resolve the issues identified in the letter. If approved, Zalviso will be subject to these same requirements.

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

In order to market any products outside of the United States, we or our commercial partners, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. On September 22, 2015, we announced that the EC had granted marketing approval for Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. In April 2016, Grünenthal completed the first commercial sale of Zalviso. Grünenthal terminated the collaboration, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory reverted back to us on May 12, 2021. We have not yet negotiated a New Arrangement and there can be no assurance that we will successfully enter into a New Arrangement. In June 2018, we announced that the EC had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We have not yet entered into a collaboration agreement with a strategic partner for the commercialization of DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement.

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

We have incurred significant net losses in each year since our inception in July 2005, and as of March 31, 2021, we had an accumulated deficit of $447.4 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from Grünenthal, the monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the Department of Defense, or DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA and conduct research and development activities, including the FDA regulatory review of the Zalviso NDA, once resubmitted. Grünenthal’s sales of Zalviso in Europe have historically been small. If DSUVIA is not successfully commercialized in the U.S., or if Zalviso is not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

We have not yet generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA and began the commercial launch of DSUVIA in the United States, we may never generate enough revenues from sales of DSUVIA, or Zalviso, if approved, in the United States to become profitable. Although the EC granted marketing approval of DZUVEO in June 2018, we have not yet entered into a collaboration agreement with a strategic partner to commercialize DZUVEO in Europe and there can be no assurance that we will successfully enter into such an agreement. While we had a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia it has been terminated, and Grünenthal was unable to achieve a level of commercial sales of Zalviso for which we were able to receive sales milestone payments. The rights to market and sell Zalviso in the Territory reverted back to us on May 12, 2021.

In September 2015, we consummated a monetization transaction with PDL pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the Amended License Agreement, subject to a capped amount. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK. As mentioned above, Grünenthal has terminated the Grünenthal Agreements and the rights reverted back to us on May 12, 2021. Per the terms of the Royalty Monetization, we are obligated to use commercially reasonable efforts to negotiate a New Arrangement. Accordingly, even if we are able to enter into a New Arrangement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing under the Royalty Monetization is reached. We do not anticipate generating significant near-term revenues from DSUVIA or Zalviso, if approved, in the United States. Our ability to generate future revenues from product sales depends heavily on our success in:

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

We have been substantially dependent on Grünenthal to successfully commercialize Zalviso in Europe and they have terminated their collaboration agreement with us.*

Under our agreements with Grünenthal, we granted Grünenthal rights to commercialize Zalviso in Europe for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings. In September 2015, the EC granted marketing approval for Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, and Grünenthal began its European launch of Zalviso with the first commercial sale occurring in April 2016. Grünenthal terminated the collaboration, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory reverted back to us on May 12, 2021.

During the pilot and launch phases in the various European countries, Grünenthal reported certain issues from HCPs with the initial set up of the Zalviso controllers before being given to patients for use. To address the issues, we have assisted Grünenthal with implementing additional training for HCPs and we have revised the controller software. Controllers with the revised software, which were delivered in December 2016, have undergone extensive bench testing and we believe we have successfully addressed the issues as presented. Additional devices were delivered beginning in early 2017. Controllers with the U.S. version of the revised software were also used in the IAP312 clinical study that was initiated in September 2016. There can be no assurance that the issues identified in the initial pilot and launch phases by Grünenthal will not have a material adverse impact on future sales of Zalviso in Europe. Further, if new issues occur, there may be a material adverse impact on the future sales of Zalviso in Europe which may have a negative impact on future revenues received and recognized by us.

We have not realized the expected benefits from our collaboration with Grünenthal, and may not realize the expected benefits from any New Arrangement, due to a number of important factors, including:

•

The timing and amount of any payments we may receive under our agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Zalviso by any future collaboration partner in Europe;

•	Grünenthal changed the focus of its commercialization efforts to pursue higher-priority programs and any future collaboration partner may do the same;

•	Grünenthal stopped its commercialization efforts in countries where it had the sole right to commercialize Zalviso requiring us to find another collaboration partner for Zalviso in Europe; and

•	Grünenthal has terminated its agreements with us, and any future collaboration partner may also terminate any future agreement with us, adversely affecting our potential revenue from Zalviso;

Any failures in commercialization of Zalviso outside the United States could have a material adverse impact on our business, including an adverse impact on the commercialization of DSUVIA or the development of Zalviso in the United States, if related to issues underlying the sufentanil sublingual tablet technology, safety or efficacy. Additionally, we agreed to certain representations and covenants relating to the Grünenthal Agreements under our agreements with PDL, and, if we breach those representations or covenants, we may become subject to indemnification claims by SWK (assignee of PDL) and liable to SWK for its indemnifiable losses relating to such breaches. The amount of such losses could be material and could have a material adverse impact on our business.

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

As of March 31, 2021, we had approximately $19.1 million of accrued debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

In addition, we have not yet entered into a collaboration agreement for the sale of DZUVEO in Europe, but we anticipate that any future collaboration agreement will likely require us to manufacture and supply DZUVEO to our commercial partner. As mentioned above, we were obligated to manufacture and supply Zalviso under the Grünenthal Agreements for use in Europe and their other licensed territories and may be required to do so under any New Arrangement. If we are unable to establish a reliable commercial supply of Zalviso for Europe, we may be unable to satisfy our obligations under any New Arrangement in a timely manner or at all, and we may, as a result, be in breach of any New Arrangement. If any such breach, or other breach, were to be material and remain uncured, it could result in termination of the New Arrangement, which in turn could result in us being responsible for indemnification of losses suffered by SWK (assignee of PDL) under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely affected.

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

For DSUVIA, we currently package the finished goods under a manual process and would package finished goods of DZUVEO in the same manner. The capacity and cost to package the finished goods under this manual process is not optimal to support successful future sales of DSUVIA and DZUVEO. We have purchased and installed an automated filling and packaging line to support increased capacity packaging for DSUVIA and DZUVEO. Despite the delays due to the impact of COVID-19, we have now completed the acquisition and installation of this line; however, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product on this line.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of March 31, 2021, we are the owner of record of 85 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents include patents we have listed in the FDA’s Orange Book for DSUVIA and patents expected to provide coverage until 2031. These issued patents also include a European patent covering the DZUVEO device that is expected to provide coverage until at least 2036.

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

We have systems in place, including use of third-party vendors, to manage payment of periodic maintenance fees, renewal fees, annuity fees and various other patent and application fees. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $1.25 and $2.77 during the first quarter of 2021, and between $0.76 and $2.07 during the year ended December 31, 2020. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States or to successfully develop and commercialize Zalviso in the United States;

•	inability to obtain additional funding needed to conduct our planned business operations;

•

inability to satisfactorily comply with FDA regulations concerning the advertising and promotion of DSUVIA, including resolving the concerns raised by FDA in the warning letter delivered to us on February 11, 2021;

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of future complete response letters, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	01/07/2011

10.1+	2021 Cash Bonus Plan Summary.

10.2+	Non-Employee Director Compensation Policy.

10.3§	Sublease for a Single Sublessee, dated March 26, 2021, by and between Weichert Workforce Mobility Inc., as successor in interest to The MI Group, Inc., and the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

Date: May 17, 2021	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)