Form 10-Q
period 2021-06-30
ACELRX PHARMACEUTICALS INC
filed 2021-08-16
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

or

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

As of August 11, 2021, the number of outstanding shares of the registrant’s common stock was 119,179,806.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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

•	our success in commercializing DSUVIA in the United States, including the marketing, sales, and distribution of the product, whether alone or with contract sales organizations and other collaborators;

•

our ability to satisfactorily comply with FDA regulations concerning the advertising and promotion of DSUVIA, including receiving a close out letter resolving the concerns raised by FDA in the warning letter delivered to us on February 11, 2021;

•	the size and growth potential of the markets for DSUVIA, and Zalviso® (sufentanil sublingual tablet system), if approved in the United States, and our ability to serve those markets;

•

our ability to maintain regulatory approval of DSUVIA in the United States, including effective management of and compliance with the DSUVIA Risk Evaluation and Mitigation Strategies, or REMS, program;

•	acceptance of DSUVIA by physicians, patients and the healthcare community, including the acceptance of pricing and placement of DSUVIA on payers’ formularies;

•	the integration and performance of any assets or businesses we acquire;

•	our ability to develop and commercialize products and product candidates that we in-license;

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

•

our ability to manufacture and supply DZUVEO® to Laboratoire Aguettant, or Aguettant, in accordance with their forecasts and the License and Commercialization Agreement, or DZUVEO Agreement, with Aguettant;

•	the status of the DZUVEO Agreement or any other future potential collaborations, including potential milestones and revenue share payments under the DZUVEO Agreement;

•	our, or Aguettant’s, ability to maintain regulatory approval of DZUVEO in the European Union, or EU;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2021 (unaudited)	December 31, 2020(1)
Assets
Current Assets:
Cash and cash equivalents	$26,327	$27,274
Short-term investments	28,998	15,612
Accounts receivable, net	104	635
Inventories, net	1,363	1,626
Prepaid expenses and other current assets	2,178	1,683
Total current assets	58,970	46,830
Operating lease right-of-use assets	4,607	3,150
Property and equipment, net	15,939	15,659
Other assets	70	656
Total Assets	$79,586	$66,295

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,941	$2,737
Accrued and other liabilities	3,980	5,045
Long-term debt, current portion	8,764	8,735
Operating lease liabilities, current portion	503	1,118
Total current liabilities	15,188	17,635
Long-term debt, net of current portion	9,374	13,140
Operating lease liabilities, net of current portion	4,115	2,606
Liability related to the sale of future royalties, net of current portion	86,770	88,365
Other long-term liabilities	128	299
Total liabilities	115,575	122,045
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—200,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 119,179,806 and 98,812,008 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	119	98
Additional paid-in capital	421,184	382,637
Accumulated deficit	(457,292)	(438,485)
Total stockholders’ deficit	(35,989)	(55,750)
Total Liabilities and Stockholders’ Deficit	$79,586	$66,295

(1)

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product sales	$392	$303	$843	$577
Contract and other collaboration	51	2,621	111	2,733
Total revenue	443	2,924	954	3,310

Operating costs and expenses:
Cost of goods sold	1,040	1,370	2,080	2,881
Research and development	724	813	1,693	2,225
Selling, general and administrative	8,694	7,575	16,338	20,886
Total operating costs and expenses	10,458	9,758	20,111	25,992
Loss from operations	(10,015)	(6,834)	(19,157)	(22,682)
Other income:
Interest expense	(614)	(872)	(1,286)	(1,727)
Interest income and other (expense) income, net	(16)	270	60	205
Non-cash interest income on liability related to future sale of royalties	799	834	1,581	1,677
Total other income	169	232	355	155
Net loss before income taxes	(9,846)	(6,602)	(18,802)	(22,527)
Provision for income taxes	(5)	(4)	(5)	(4)
Net loss	$(9,851)	$(6,606)	$(18,807)	$(22,531)
Comprehensive loss	$(9,851)	$(6,606)	$(18,807)	$(22,531)
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.08)	$(0.16)	$(0.28)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 11	119,120,040	80,661,853	116,204,492	80,359,679

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	98,812,008	$98	$382,637	$(438,485)	$(55,750)
Stock-based compensation	—	—	1,089	—	1,089
Restricted stock units vested	404,172	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(249)	—	(249)
Net proceeds from issuance of common stock in connection with equity financings	19,701,562	20	36,340	—	36,360
Issuance of common stock upon ESPP purchase	183,132	—	192	—	192
Issuance of common stock upon exercise of stock options	2,125	—	2	—	2
Net loss	—	—	—	(8,956)	(8,956)
Balance as of March 31, 2021	119,102,999	118	420,011	(447,441)	(27,312)
Stock-based compensation	—	—	1,172	—	1,172
Restricted stock units vested	74,438	—	—	—	—
Issuance of common stock upon exercise of stock options	2,369	1	1	—	2
Net loss	—	—	—	(9,851)	(9,851)
Balance as of June 30, 2021	119,179,806	$119	$421,184	$(457,292)	$(35,989)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	79,573,101	$79	$356,609	$(398,106)	$(41,418)
Stock-based compensation	—	—	1,146	—	1,146
Restricted stock units vested	216,399	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(86)	—	(86)
Net proceeds from issuance of common stock in connection with equity financings	431,800	1	783	—	784
Issuance of common stock upon ESPP purchase	194,451	—	218	—	218
Net loss	—	—	—	(15,925)	(15,925)
Balance as of March 31, 2020	80,415,751	80	358,670	(414,031)	(55,281)
Stock-based compensation	—	—	1,090	—	1,090
Restricted stock units vested	29,434	—	—	—	—
Net proceeds from issuance of common stock in connection with equity financings	445,000	—	665	—	665
Net loss	—	—	—	(6,606)	(6,606)
Balance as of June 30, 2020	80,890,185	$80	$360,425	$(420,637)	$(60,132)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,807)	$(22,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(83)	(121)
Non-cash interest income on liability related to royalty monetization	(1,581)	(1,677)
Depreciation and amortization	1,029	979
Non-cash interest expense related to debt financing	430	558
Stock-based compensation	2,261	2,236
Other	(61)	341
Changes in operating assets and liabilities:
Accounts receivable	531	237
Inventories	143	277
Prepaid expenses and other assets	(277)	94
Accounts payable	(65)	675
Accrued liabilities	(963)	(1,779)
Operating lease liabilities	(563)	(442)
Deferred revenue	(49)	(2,901)
Net cash used in operating activities	(18,055)	(24,054)
Cash flows from investing activities:
Purchase of property and equipment	(1,615)	(170)
Purchase of investments	(38,201)	(28,807)
Proceeds from maturities of investments	24,784	58,555
Net cash (used in) provided by investing activities	(15,032)	29,578
Cash flows from financing activities:
Payment of long-term debt	(4,167)	—
Net proceeds from issuance of common stock in connection with equity financings	36,360	1,449
Net proceeds from issuance of common stock through equity plans	196	218
Payment of employee tax obligations related to vesting of restricted stock units	(249)	(86)
Net cash provided by financing activities	32,140	1,581
Net (decrease) increase in cash and cash equivalents	(947)	7,105
Cash and cash equivalents—Beginning of period	27,274	14,684
Cash and cash equivalents—End of period	$26,327	$21,789

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO® in Europe) and Zalviso® are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the management of acute moderate to severe pain in adults in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, and, in July 2021, entered into a License and Commercialization Agreement with Laboratoire Aguettant, or Aguettant, for Aguettant to commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom (see Note 12 “Subsequent Events” below). The timing of the resubmission of the Zalviso new drug application, or NDA, is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and was commercialized by Grünenthal GmbH, or Grünenthal, through May 12, 2021 (see Termination of Grünenthal Agreements below). In July 2021, the Company also entered into a separate License and Commercialization Agreement with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine prefilled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection (see Note 12 “Subsequent Events” below).

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. As of June 30, 2021 and December 31, 2020, the Company had cash, cash equivalents and short-term investments of $55.3 million and $42.9 million, respectively. Based on the Company’s current operating plans and projections, the Company expects that its existing cash, cash equivalents and short term investments will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or SEC. Although Zalviso was approved for sale in Europe on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement (defined below) with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. In consideration of the termination of the Amended License Agreement, under the Royalty Monetization, the Company must use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement, with a third party. The Company expects to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

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

Termination of Grünenthal Agreements

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which granted Grünenthal rights to commercialize the Zalviso PCA system, or the Product, in the 28 European Union, or EU, member states, at the time of the agreement, plus Switzerland, Liechtenstein, Iceland, Norway and Australia (collectively, the Zalviso Territory) for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, (collectively, the Field). In September 2015, the EC granted marketing approval for the marketing authorization application, or MAA, previously submitted to the EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. On December 16, 2013, AcelRx and Grünenthal, entered into a Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company exclusively manufactured and supplied the Product to Grünenthal for the Field in the Zalviso Territory. On July 22, 2015, the Company and Grünenthal amended the MSA, or the Amended MSA, effective as of July 17, 2015. The Amended MSA and the Amended License Agreement are referred to as the Grünenthal Agreements.

On May 18, 2020, the Company received a notice from Grünenthal that it had exercised its right to terminate the Grünenthal Agreements, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Zalviso Territory reverted back to the Company on May 12, 2021.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet as of December 31, 2020, was derived from the Company’s audited financial statements as of December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2021, from those previously disclosed in its 2020 Annual Report on Form 10-K, except to reflect that the Company applies the graded-vesting attribution method to awards with market conditions that include graded-vesting features. Additionally, the Company uses the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.

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

The table below summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,114	$—	$—	$1,114
Money market funds	25,213	—	—	25,213
Total cash and cash equivalents	26,327	—	—	26,327

Short-term investments:
Commercial paper	24,436	—	—	24,436
Corporate debt securities	4,562	—	—	4,562
Total short-term investments	28,998	—	—	28,998
Total cash, cash equivalents and short-term investments	$55,325	$—	$—	$55,325

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,181	$—	$—	$5,181
Money market funds	3,996	—	—	3,996
Commercial paper	18,097	—	—	18,097
Total cash and cash equivalents	27,274	—	—	27,274

Short-term investments:
U.S. government agency securities	5,818	—	—	5,818
Commercial paper	9,794	—	—	9,794
Total short-term investments	15,612	—	—	15,612
Total cash, cash equivalents and short-term investments	$42,886	$—	$—	$42,886

There were no other-than-temporary impairments for these securities at June 30, 2021 or December 31, 2020. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021, and December 31, 2020, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities, corporate debt securities and commercial paper. As of June 30, 2021, and December 31, 2020, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan Agreement with Oxford. See Note 5 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Condensed Consolidated Balance Sheets. Changes to the estimated fair value of this liability is recorded in interest income and other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2021
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$25,213	$25,213	$—	$—
Commercial paper	24,436	—	24,436	—
Corporate debt securities	4,562	—	4,562	—
Total assets measured at fair value	$54,211	$25,213	$28,998	$—

Liabilities
Contingent put option liability	$128	$—	$—	$128
Total liabilities measured at fair value	$128	$—	$—	$128

	As of December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$3,996	$3,996	$—	$—
U.S. government agency securities	5,818	—	5,818	—
Commercial paper	27,891	—	27,891	—
Total assets measured at fair value	$37,705	$3,996	$33,709	$—

Liabilities
Contingent put option liability	$246	$—	$—	$246
Total liabilities measured at fair value	$246	$—	$—	$246

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Fair value—beginning of period	$181	$246
Change in fair value of contingent put option associated with the Loan Agreement	(53)	(118)
Fair value—end of period	$128	$128

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Fair value—beginning of period	$746	$437
Change in fair value of contingent put option associated with the Loan Agreement	(155)	154
Fair value—end of period	$591	$591

3. Inventories, net

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	June 30, 2021	December 31, 2020
Raw materials	$277	$257
Work-in-process	—	30
Finished goods	1,086	1,339
Total	$1,363	$1,626

The Company recorded inventory impairment charges of $0 and $0.1 million for the three and six months ended June 30, 2021, respectively, primarily related to Zalviso component parts inventory. For the three and six months ended June 30, 2020, the Company recorded inventory impairment charges of $0.3 million and $0.4 million, respectively. In the six months ended June 30, 2020, $0.3 million of these charges related to the termination of the Grünenthal Agreements, while $0.1 million related to DSUVIA inventory that may expire before being sold.

4. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended June 30, 2021	Six months ended June 30, 2021
Product sales:
DSUVIA	$392	$573
Zalviso	—	270
Total product sales	392	843
Contract and collaboration revenue:
Non-cash royalty revenue related to Royalty Monetization (Note 7)	38	83
Royalty revenue	13	28
Total revenues from contract and other collaboration	51	111
Total revenue	$443	$954

	Three months ended June 30, 2020	Six months ended June 30, 2020
Product sales:
DSUVIA	$2	$157
Zalviso	301	420
Total product sales	303	577
Contract and collaboration revenue:
Non-cash royalty revenue related to Royalty Monetization (Note 7)	37	121
Royalty revenue	12	40
Other revenue	2,572	2,572
Total revenues from contract and other collaboration	2,621	2,733
Total revenue	$2,924	$3,310

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

Contract Liability

The following table presents changes in the Company’s contract liability for the six months ended June 30, 2021 (in thousands):

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
Contract liability:
Deferred revenue – Grünenthal Agreements	$49	$—	$(49)	$—
Deferred revenue	$49	$—	$(49)	$—

For the three and six months ended June 30, 2021 and 2020, the Company recognized the following revenue from performance obligations satisfied or eliminated under the Grünenthal Agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$—	$154	$49	$233
Performance obligations eliminated upon termination	—	2,572	—	2,572
New activities in the period from performance obligations satisfied:
Performance obligations satisfied	—	147	221	187
Total revenue from performance obligations satisfied or eliminated	$—	$2,873	$270	$2,992

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

As of June 30, 2021, the accrued balance due under the Loan Agreement with Oxford was $17.2 million. Interest expense related to the Loan Agreement was $0.6 million, $0.2 million of which represented amortization of the debt discount, and $1.2 million, $0.4 million of which represented amortization of the debt discount for the three and six months ended June 30, 2021, respectively, and was $0.9 million, $0.3 million of which represented amortization of the debt discount, and $1.7 million, $0.5 million of which represented amortization of the debt discount, for the three and six months ended June 30, 2020, respectively.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with Catalent Pharma Solutions, LLC, or Catalent, in contemplation of entering into a commercial supply agreement for its product DSUVIA at a future date. Under the SRA, the Company is building out a suite within Catalent’s production facility in Kansas City. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four installments of $0.5 million through July 2022. As of June 30, 2021, the accrued balance under the SRA is $0.9 million, and $1.7 million of these leasehold improvements have been capitalized. The effective interest rate at June 30, 2021 was 14.35%. The leasehold improvements are recorded as property and equipment, net, in our Condensed Consolidated Balance Sheets.

6. Leases

Office Leases

The Company leased office and laboratory space for its corporate headquarters, located at 301 – 351 Galveston Drive, Redwood City, California, and had entered into an agreement to sublease approximately 47% of this office and laboratory space.

On March 26, 2021, the Company entered into a Lease Termination Agreement with its landlord and a Sublease Termination Agreement with its sublessee, to terminate the lease and sublease agreements at its corporate headquarters. The termination of both the lease and sublease was effective on April 30, 2021. As of the date of the Lease Termination Agreement, the Company remeasured its lease liability and recorded a gain of $0.5 million upon derecognition of the lease liability and right of use asset for the master lease, which was included in operating expenses for the six months ended June 30, 2021. In connection with the Sublease Termination, the remaining deferred costs of $0.3 million were fully amortized through April 30, 2021, the effective date of the Sublease Termination, and included in operating expenses for the six months ended June 30, 2021.

On March 26, 2021, the Company entered into a Sublease Agreement to sublet space for its corporate headquarters, located at 25821 Industrial Boulevard, Hayward, California. The Sublease Agreement commencement date is April 1, 2021. The Sublease Agreement is for a period of two years and three months with monthly rental payments of $17,000, including one month of abated rent. On the lease commencement date, the Company recognized an operating lease right-of-use asset in the amount of $0.4 million.

Contract Manufacturing Leases

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

The Company will pay Catalent an annual fee of $1.0 million beginning January 1, 2022. Pursuant to the CSA, the Company will purchase each 10-pack carton of DSUVIA from Catalent at an agreed price through December 31, 2022, and pay other fees set forth in the CSA. All pricing and fees, with the exception of raw materials, may be adjusted on an annual basis, effective on January 1 of each calendar year, beginning with January 1, 2023, subject to certain limitations. Price increases for raw materials will be passed through to the Company.

The Company has determined that the fixed fees in the CSA are in-substance lease payments. The Company concluded that this agreement contains an embedded lease as the clean rooms have been built specifically for production of the Company’s product and their use is effectively controlled by the Company as it has sole use over the space during the term of the agreement. The Company accounts for the agreement as an operating lease and has evaluated the non-cancelable lease term to be through the binding commitment date of May 15, 2027.

In addition, the Company has entered into an agreement for commercial supply manufacturing services related to the Company’s Zalviso drug product with a contract manufacturing organization, which it accounts for as an operating lease.

The components of lease expense are presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$440	$269	$780	$609
Gain on derecognition of operating lease	—	—	(522)	—
Sublease income	(50)	(149)	(199)	(299)
Loss on termination of sublease	331	—	331	—
Net lease costs	$721	$120	$390	$310

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

June 30, 2021
Weighted-average remaining term – operating lease (in years)	5.41
Weighted-average discount rate – operating lease	12.80%

Future minimum lease payments as of June 30, 2021 are presented in the following table (in thousands):

Year:
2021 (remaining nine months)	$407
2022	1,483
2023	1,144
2024	1,040
2025	1,040
Thereafter	1,454
Total future minimum lease payments	6,568
Less imputed interest	(2,453)
Total	$4,115

Reported as:

Operating lease liabilities	$4,618
Operating lease liabilities, current portion	(503)
Operating lease liabilities, net of current portion	$4,115

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

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. During the three months ended June 30, 2020, Grünenthal notified the Company that it was terminating the Amended License Agreement, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory. The rights to market and sell Zalviso in the Zalviso Territory reverted back to the Company on May 12, 2021. There is a continuing obligation on the Company’s part, through the term of the Royalty Monetization with SWK (assignee of PDL), to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. If the Company is unable to find a New Arrangement, a contingent gain of up to approximately $65 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization, there are significant uncertainties surrounding the amount and timing of future payments and the probability of realization of the estimated contingent gain.

The effective interest rate over the life of the liability will be 0% as we record interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods. The effective interest income rate for each of the three and six months ended June 30, 2021 and 2020, was approximately 3.6%.

The following table shows the activity within the liability account for the six months ended and the period from inception to June 30, 2021 (in thousands):

	Six months ended June 30, 2021	Period from inception to June 30, 2021
Liability related to sale of future royalties — beginning balance	$88,471	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(120)	(1,058)
Non-cash interest (income) expense recognized	(1,581)	26,644
Liability related to sale of future royalties as of June 30, 2021	86,770	86,770
Less: current portion	—	—
Liability related to sale of future royalties — net of current portion	$86,770	$86,770

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

8. Legal Proceedings

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Motions for appointment of lead plaintiff under the Private Securities Litigation Reform Act were filed on August 9, 2021 and a hearing on the motions has been noticed for December 16, 2021.

On July 6, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants ten of the Company’s officers and directors and asserts state and federal claims based on the same alleged misstatements as the shareholder class action complaint. The complaint seeks unspecified damages, attorneys’ fees, and other costs.

The Company believes that these lawsuits are without merit, and intends to vigorously defend against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

9. Stockholders’ Equity

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

During the three and six months ended June 30, 2021, the Company issued and sold approximately 3.0 million shares of common stock pursuant to the ATM Agreement, and received net proceeds of approximately $7.5 million, after deducting fees and expenses. During the three and six months ended June 30, 2020, the Company issued and sold 445,000 and 876,800 shares of common stock pursuant to the ATM Agreement, respectively, for which the Company received net proceeds of approximately $0.7 million and $1.5 million, respectively. As of June 30, 2021, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $36.1 million under the ATM Agreement.

Amended Stock Plan

Amended 2020 Plan

On June 17, 2021, at the 2021 Annual Meeting of Stockholders of the Company, upon the recommendation of the Company’s Board of Directors, the Company’s stockholders approved an amendment to the Company’s 2020 Equity Incentive Plan, or 2020 Plan, or as amended, the Amended 2020 Plan, to increase the number of authorized shares reserved for issuance thereunder by 4,300,000 shares, subject to adjustment for certain changes in the Company’s capitalization. The aggregate number of shares of the Company’s common stock that may be issued under the Amended 2020 Plan will not exceed the sum of: (i) 4,300,000 shares approved in connection with the adoption of the Amended 2020 Plan, (ii) 5,500,000 shares approved in connection with the original adoption of the 2020 Plan, and (iii) certain shares subject to outstanding awards granted under the 2011 Equity Incentive Plan that may become available for issuance under the 2020 Plan and Amended 2020 Plan, as such shares become available from time to time.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and awards made under the Amended 2011 ESPP as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$21	$27	$43	$73
Research and development	200	184	381	384
Selling, general and administrative	951	879	1,837	1,779
Total	$1,172	$1,090	$2,261	$2,236

As of June 30, 2021, there were, in the aggregate, 7,589,292 shares available for grant, 14,790,044 options outstanding and 1,834,228 restricted stock units outstanding under the Company’s equity incentive plans.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	June 30,
	2021	2020
ESPP, RSUs and stock options to purchase common stock	16,907,412	14,816,721
Common stock warrants	176,679	176,679

12. Subsequent Events

Out-License Agreement (DZUVEO)

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the DZUVEO Agreement, with Aguettant, pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Territory, for the management of acute moderate to severe pain in adults in medically monitored settings. The Company will supply Aguettant with primary packaged product and Aguettant will then complete secondary packaging of the finished product.

The DZUVEO Agreement has an initial term of ten (10) marketing years, with the first marketing year ending on December 31 of the calendar year after the launch of DZUVEO (or December 31, 2022, if the launch occurs between January 1, 2022 and April 30, 2022). The term will automatically renew for successive five marketing year periods unless a party notifies the other party of its intention not to renew at least six (6) months prior to the expiration of the then-current term.

The Company is entitled to receive up to €47.0 million in a combination of up-front and sales-based milestone payments. Aguettant will purchase product from the Company at an agreed price, or the DZUVEO Purchase Price, subject to adjustment. Aguettant will also make revenue share payments that, combined with the DZUVEO Purchase Price, range from 35% to 45% of net sales in the DZUVEO Territory.

Beginning in the third marketing year, the parties will establish binding annual minimums for purchase orders to be submitted by Aguettant. Aguettant has the right to grant sublicenses to its affiliates or, with the prior approval of the Company, third parties, subject to certain limitations.

The DZUVEO Agreement also provides Aguettant with a right of first negotiation for eighteen (18) months before the Company can enter into a collaboration regarding Zalviso in Europe.

In-License Agreement

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine prefilled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant will supply the Company with the products for use in commercialization, if they are approved in the U.S.

The PFS Agreement has an initial term of ten (10) marketing years, with the first marketing year ending on December 31 of the calendar year after the first launch of a product (or December 31 of the same calendar year if the first launch of a product occurs between January 1 and April 30 of a calendar year). The term will automatically renew for successive five marketing year periods unless a party notifies the other party of its intention not to renew at least six (6) months prior to the expiration of the then-current term.

Aguettant is entitled to receive up to $24.0 million in sales-based milestone payments. The Company will purchase each product from Aguettant at an agreed price, or the PFS Purchase Price, subject to adjustment. The Company will also make revenue share payments that, combined with the PFS Purchase Price, will range from 40% to 45% of net sales in the United States.

The Company and Aguettant will agree on minimum sales obligations twelve (12) months prior to the launch of each product.

The Company has the right to grant sublicenses to its affiliates or, with the prior approval of Aguettant, third parties, subject to certain limitations.

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

Our Portfolio

The following table summarizes our portfolio of products and product candidates.

Product/Product Candidate	Description	Target Use	Status
DSUVIA®	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received U.S. Food and Drug Administration, or FDA, approval in November 2018; commercial launch began first quarter of 2019.

DZUVEO®	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically monitored setting, administered by a healthcare professional	Granted European Commission, or EC, marketing approval in June 2018. Sunset date extended to December 31, 2022 by EC. To be commercialized in Europe by Laboratoire Aguettant.

Zalviso®	Sufentanil sublingual tablet system, 15 mcg	Moderate-to-severe acute pain in the hospital setting, administered by the patient as needed

In the U.S., positive results from Phase 3 trial, IAP312, announced in August 2017. Currently evaluating the timing of the resubmission of the New Drug Application, or NDA, which is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

Approved in the European Union, where it was marketed commercially by Grünenthal through May 12, 2021. We intend to find a replacement license agreement for Zalviso in Europe.

Ephedrine	Ephedrine pre-filled syringe, containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection	Clinically important hypotension occurring in the setting of anesthesia	Product candidate licensed from Laboratoire Aguettant, or Aguettant, pending submission for approval to FDA under New Drug Application, or NDA. Approved in the European Union, marketed by Aguettant.

Phenylephrine	Phenylephrine prefilled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection	Clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia.	Product candidate licensed from Aguettant, pending submission for approval to FDA under New Drug Application, or NDA. Approved in the European Union, marketed by Aguettant.

ARX-02	Higher Strength Sufentanil Sublingual Tablet	Cancer breakthrough pain in opioid-tolerant patients

Phase 2 clinical trial and End of Phase 2 meeting completed. Investigational New Drug, or IND, application was inactivated.

Future development contingent upon identification of corporate partnership resources.

ARX-03	Combination Sufentanil/Triazolam Sublingual Tablet	Mild sedation and pain relief during painful procedures in a physician’s office	Phase 2 clinical trial and End of Phase 2 meeting completed. IND application was inactivated. Future development contingent upon identification of corporate partnership resources.

Out-License Agreement (DZUVEO)

On July 14, 2021, we entered into a License and Commercialization Agreement, or the DZUVEO Agreement, with Aguettant pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Territory, for the management of acute moderate to severe pain in adults in medically monitored settings. We will supply Aguettant with primary packaged product and Aguettant will then complete secondary packaging of the finished product. We are entitled to receive up to €47.0 million in a combination of up-front and sales-based milestone payments. Refer to Note 12 “Subsequent Events” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

In-License Agreement

On July 14, 2021, we entered into a License and Commercialization Agreement, or the PFS Agreement, with Aguettant pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine prefilled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant will supply the Company with the products for use in commercialization, if they are approved in the U.S. Aguettant is entitled to receive up to $24 million in sales-based milestone payments. Refer to Note 12 “Subsequent Events” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

General Trends and Outlook

COVID-19-related

Government-mandated orders and related safety policies on account of the COVID-19 pandemic continue to prevent us from operating our business in the normal course. Beginning in early 2020, state and local officials issued orders in response to the pandemic which included, among other things, requirements for residents to shelter in place and for non-essential businesses to cease activities at facilities within certain cities, counties, and states. State and local officials have taken different approaches to these orders, and some have not issued any such orders. Once issued, the orders have been relaxed and then tightened, depending on the rate of COVID-19 cases. As a result of these orders, we implemented a work from home policy for our California-based employees and we continue to adhere to the various and diverse orders issued by government officials in the jurisdictions in which we operate. In addition, some hospitals, ambulatory surgery centers and other healthcare facilities have barred visitors that are not caregivers or mission-critical and otherwise restricted access to such facilities. As a result, the educational and promotional efforts of our commercial and medical affairs personnel have been substantially reduced, and in some cases, stopped. Cancellation or delays of formulary committee meetings and delays of elective surgeries have also affected the pace of formulary approvals and, consequently, the rate of adoption and use of DSUVIA. We expect our near-term sales volumes to continue to be adversely impacted as long as access to healthcare facilities by our commercial and medical affairs personnel continues to be limited, especially in light of the rise in COVID-19 cases associated with the Delta variant. We will continue to evaluate the impact on our revenues and related metrics and operating expenses during this period and assess the need to adjust our expenses and expectations.

As a result of international travel restrictions, the timing for testing and acceptance of our DSUVIA fully automated packaging line, and subsequent FDA approval, has been delayed. Based on our best estimate, now that the line has been installed, we expect FDA approval in 2022.

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

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue commercialization activities to support the U.S. launch of DSUVIA, support European sales of DZUVEO by Aguettant, and of Zalviso by any replacement partner, and fund any future research and development activities needed to support the FDA regulatory review of our product candidates. As a result, we expect to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

We will incur capital expenditures related to our fully automated packaging line for DSUVIA, which has now been installed, and for which we expect FDA approval in 2022. We anticipate that the fully automated line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2022 and beyond.

Our net loss for the three and six months ended June 30, 2021 was $9.9 million and $18.8 million, respectively, compared to net losses of $6.6 million and $22.5 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $457.3 million. As of June 30, 2021, we had cash, cash equivalents and short-term investments totaling $55.3 million compared to $42.9 million as of December 31, 2020.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and six months ended June 30, 2021, from those previously disclosed in our Annual Report, except to reflect that we apply the graded-vesting attribution method to awards with market conditions that include graded-vesting features. Additionally, we use the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our commercial launch of DSUVIA, our research and development efforts, variations in the level of expenditures related to commercial launch, development efforts and debt service obligations during any given period, and the uncertainty as to the extent and magnitude of the impact from the COVID-19 pandemic. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. In particular, to the extent our commercial and medical affairs personnel continue to be subject to varying levels of restriction on accessing hospitals and ambulatory surgical centers due to COVID-19, and to the extent government authorities and certain healthcare providers are continuing to limit elective surgeries, we expect our sales volume to be adversely affected.

Three and Six Months Ended June 30, 2021 and 2020

Revenue

Product Sales Revenue

Product sales revenue consists of sales of DSUVIA in the U.S. and Zalviso in Europe.

Product sales revenue by product for the three and six months ended June 30, 2021 and 2020, was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
DSUVIA	$392	$2	$390	19,500%	$573	$157	$416	265%
Zalviso	—	301	(301)	(100)%	270	420	(150)	(36)%
Total product sales revenue	$392	$303	$89	29%	$843	$577	$266	46%

The increase in product sales revenue for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was primarily the result of increased sales of DSUVIA. Zalviso was sold by Grünenthal GmbH, or Grünenthal, under the Collaboration and License Agreement and the Manufacture and Supply Agreement, or the Grünenthal Agreements in the European Union through May 12, 2021.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue included revenue under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the sale of the majority of our royalty rights and certain commercial sales milestones under the Grünenthal Agreements to SWK Funding, LLC, or SWK, (assignee of PDL BioPharma, Inc., or PDL), in a transaction referred to as the Royalty Monetization, and royalty revenue for sales of Zalviso in Europe.

Contract and other collaboration revenue for the three and six months ended June 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
Non-cash royalty revenue related to Royalty Monetization (See Note 7)	$38	$37	$1	3%	$83	$121	$(38)	(31)%
Royalty revenue	13	12	1	8%	28	40	(12)	(30)%
Other revenue	—	2,572	(2,572)	(100)%	—	2,572	(2,572)	(100)%
Total contract and other collaboration revenue	$51	$2,621	$(2,570)	(98)%	$111	$2,733	$(2,622)	(96)%

We estimate and recognize royalty revenue and non-cash royalty revenue on a quarterly basis. Adjustments to estimated revenue are recognized in the subsequent quarter based on actual revenue earned per the royalty reports received from Grünenthal. As mentioned above, Grünenthal has terminated the Grünenthal Agreements, accordingly the rights to market and sell Zalviso in Europe reverted back to us on May 12, 2021. In May 2020, upon notification of early termination by Grünenthal, we recognized approximately $2.6 million of deferred revenue for the discount on Zalviso manufacturing services which were no longer a performance obligation.

Cost of Goods Sold

We commenced commercial sales of DSUVIA in the first quarter of 2019.

Total cost of goods sold for the three and six months ended June 30, 2021 and 2020, was as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
Direct costs	$124	$379	$(255)	(67)%	$435	$625	$(190)	(30)%
Indirect costs	916	991	(75)	(8)%	1,645	2,256	(611)	(27)%
Total costs of goods sold	$1,040	$1,370	$(330)	(24)%	$2,080	$2,881	$(801)	(28)%

Direct costs from contract manufacturers for DSUVIA and Zalviso totaled $0.1 million and $0.4 million, respectively, in the three and six months ended June 30, 2021, and included inventory impairment charges of $0 and $0.1 million, respectively, primarily related to Zalviso component parts inventory. Direct costs from contract manufacturers for DSUVIA and Zalviso in the three and six months ended June 30, 2020 totaled $0.4 million and $0.6 million, respectively, and included inventory impairment charges of $0.3 million, and $0.4 million, respectively. In the six months ended June 30, 2020, $0.3 million of these charges related to the termination of the Grünenthal Agreements, while $0.1 million related to DSUVIA inventory that may expire before being sold. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA and Zalviso totaled $0.9 million and $1.6 million in the three and six months ended June 30, 2021, respectively, while the indirect costs to manufacture DSUVIA and Zalviso totaled $1.0 million and $2.3 million in the three and six months ended June 30, 2020, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses.

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

We expect to incur future research and development expenditures to support the FDA regulatory review of our product candidates. The timing of the resubmission of the Zalviso NDA is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

We track external development expenses on a program-by-program basis. Our development resources are shared among all our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead.

Below is a summary of our research and development expenses for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Drug Indication/Description	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
DSUVIA	$182	$187	$(5)	(3)%	$344	$479	$(135)	(28)%
Zalviso	6	3	3	100%	12	32	(20)	(63)%
Overhead	536	623	(87)	(14)%	1,337	1,714	(377)	(22)%
Total research and development expenses	$724	$813	$(89)	(11)%	$1,693	$2,225	$(532)	(24)%

Research and development expenses for the three and six months ended June 30, 2021 decreased as compared to the three and six months ended June 30, 2020, primarily due to decreases in personnel-related overhead expenses and DSUVIA-related spending.

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

Total selling, general and administrative expenses for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
Selling, general and administrative expenses	$8,694	$7,575	$1,119	15%	$16,338	$20,886	$(4,548)	(22)%

Selling, general and administrative expenses increased by $1.1 million and decreased by $4.5 million during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, respectively. The increase for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 is primarily due to a $0.5 million increase in business development expenses and a $0.5 million increase in facilities-related expenses primarily due to the loss on lease termination of our Redwood City lease. The decrease for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, is primarily due to net decreases in selling, general and administrative expenses including a $2.0 million reduction in personnel-related costs, a decrease in business development expenses of $1.3 million (primarily due to the termination fee of approximately $1.8 million received in June 2020 from Tetraphase Pharmaceuticals, Inc. related to the termination of our merger agreement), a $0.8 million reduction in DSUVIA commercialization-related expenses, such as travel, and net decreases in other selling, general and administrative expenses of $0.4 million.

In March 2020, we eliminated 30 positions, mainly within the commercial organization. For additional information regarding the Restructuring Costs see Note 1 “Organization and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Other Income (Expense)

Total other income (expense) for the three and six months ended June 30, 2021 and 2020, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
Interest expense	$(614)	$(872)	$258	(30)%	$(1,286)	$(1,727)	$441	(26)%
Interest income and other income (expense), net	(16)	270	(286)	(106)%	60	205	(145)	(71)%
Non-cash interest income (expense) on liability related to sale of future royalties	799	834	(35)	(4)%	1,581	1,677	(96)	(6)%
Total other income (expense)	$169	$232	$(63)	(27)%	$355	$155	$200	129%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, primarily as a result of a lower outstanding loan balance. As of June 30, 2021, the accrued balance due under the Loan Agreement with Oxford was $17.2 million. Refer to Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

Interest income and other income (expense), net, for the three and six months ended June 30, 2021 and 2020, primarily consisted of interest earned on our investments and the change in the fair value of our contingent put option. Interest income decreased in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, primarily due to lower yields on our investments.

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

The effective interest income rate for each of the three and six months ended June 30, 2021 and 2020, was approximately 3.6%. We anticipate that we will record approximately $3 million in non-cash interest income related to the Royalty Monetization for the year ending December 31, 2021.

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

As of June 30, 2021, we had cash, cash equivalents and investments totaling $55.3 million compared to $42.9 million as of December 31, 2020. The increase was primarily due to net proceeds received from the issuance of common stock in connection with equity offerings in the first quarter of 2021, partially offset by cash required to fund our continuing operations, including debt service, as we continued our commercialization activities for DSUVIA, including installation of our fully automated packaging line for DSUVIA, and business development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next twelve months; however, our expectations may change depending on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the negative impact on sales volumes as our sales force is limited in its access to potential customers, our expenditures related to the United States commercial launch of DSUVIA and the timing of business development activities. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

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

We entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. As of June 30, 2021, we had issued and sold an aggregate of approximately 14.2 million shares of common stock pursuant to the ATM Agreement, for which we had received net proceeds of approximately $42.6 million, after deducting commissions, fees and expenses of approximately $1.2 million. As of June 30, 2021, we have the ability to sell approximately $36.1 million of our common stock under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan. After deducting all loan initiation costs and outstanding interest on the prior loan agreement with Hercules, we received $15.9 million in net proceeds. As of June 30, 2021, the accrued balance under the Loan Agreement was $17.2 million. For more information, see Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(18,055)	$(24,054)
Net cash (used in) provided by investing activities	(15,032)	29,578
Net cash provided by financing activities	32,140	1,581

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

Cash used in operating activities of $18.1 million during the six months ended June 30, 2021, reflected a net loss of $18.8 million, partially offset by aggregate non-cash charges of $2.0 million and included an approximate $1.3 million net change in our operating assets and liabilities. Non-cash charges included $2.3 million for stock-based compensation expense, $1.6 million in non-cash interest income on the liability related to the Royalty Monetization, and $1.0 million in depreciation and amortization expense. The net change in our operating assets and liabilities included a $1.0 million decrease in accrued liabilities.

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

During the six months ended June 30, 2021, cash used in investing activities of $15.0 million was primarily the net result of $38.2 million for purchases of investments and $1.6 million for purchases of property and equipment, partially offset by $24.8 million in proceeds from maturity of investments. During the six months ended June 30, 2020, cash provided by investing activities of $29.6 million was the net result of $58.6 million in proceeds from maturity of investments, offset by $28.8 million for purchases of investments and purchases of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the six months ended June 30, 2021, cash provided by financing activities of $32.1 million was primarily due to $36.4 million in net proceeds received in connection with equity financings, partially offset by $4.2 million used for payment of long-term debt. During the six months ended June 30, 2020, cash provided by financing activities was primarily due to $1.4 million in net proceeds received under the ATM Agreement and $0.2 million in proceeds as a result of stock purchases made under our Amended 2011 ESPP, partially offset by $0.1 million used for payment of employee tax obligations relating to the vesting of restricted stock units.

Operating Capital and Capital Expenditure Requirements

Our current operating plan includes expenditures related to the continued launch of DSUVIA in the United States. This plan includes an assumption that COVID-19 related restrictions will not increase considerably, and includes anticipated activities required to resubmit the Zalviso NDA. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of our product candidates in the United States and intend to update our cash forecasts accordingly. Our forecast that our existing capital resources will permit us to meet our capital and operational requirements through at least the next twelve months is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the impact and timing of COVID-19 on our operations, our sales representatives’ access to hospitals or other healthcare facilities, and our level of sales;

•	expenditures related to the launch of DSUVIA and potential commercialization of our product candidates, if approved;

•	future manufacturing, selling and marketing costs related to DSUVIA and our product candidates, if approved, including our contractual obligations to Aguettant under the DZUVEO Agreement;

•	costs associated with business development activities and licensing transactions;

•	the outcome, timing and cost of the regulatory submissions for our product candidates and any approvals for our product candidates;

•	the initiation, progress, timing and completion of any post-approval clinical trials for DSUVIA, or our product candidates, if approved;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements, including the DZUVEO Agreement;

•	delays that may be caused by changing regulatory requirements;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of DSUVIA and our product candidates, if approved;

•	the extent to which we acquire or invest in businesses, products and product candidates or technologies; and

•	the expenses associated with litigation.

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

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Off-Balance Sheet Arrangements

Through June 30, 2021, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Other than the following, we believe there are no legal proceedings pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition:

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against us and two of our officers. The plaintiff is a purported stockholder of the Company.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about our disclosure controls and procedures with respect to our marketing of DSUVIA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. Motions for appointment of lead plaintiff under the Private Securities Litigation Reform Act were filed on August 9, 2021 and a hearing on the motions has been noticed for December 16, 2021. Please see “Item 1A. Risk Factors—Risks of a General Nature -- Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.”

On July 6, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names ten of our officers and directors and asserts state and federal claims based on the same alleged misstatements as the shareholder class action complaint. The complaint seeks unspecified damages, attorneys’ fees, and other costs. Please see “Item 1A. Risk Factors—Risks of a General Nature—Litigation may substantially increase our costs and harm our business.”

We believe that these lawsuits are without merit, and we intend to vigorously defend against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these actions.

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

●	If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.
●	The market price of our common stock may be highly volatile.
●	Litigation may substantially increase our costs and harm our business.
●	Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to COVID-19 Pandemic

Our business is being adversely impacted by the COVID-19 pandemic.*

Our business has been adversely affected by the COVID-19 outbreak. Federal, state, local and foreign government orders on account of the COVID-19 pandemic are preventing us from conducting certain activities. Following local and state government orders in California, where our corporate office is located and many of our employees live, we implemented work from home policies, which are limiting certain of our operations. If the COVID-19 outbreak continues, we may need to limit operations further and implement additional limitations, such as extending our work from home policies.

In response to the COVID-19 pandemic, some hospitals, ambulatory surgery centers and other healthcare facilities have barred visitors that are not caregivers or mission-critical and we have no visibility as to when these restrictions on access will be lifted for all of our customers. As a result, our commercial and medical affairs teams’ educational and promotional efforts have been reduced, and in some cases, stopped. Furthermore, some governments, hospitals and doctors, as a measure to combat the further spread of COVID-19, reduced the number of procedures in which DSUVIA is administered as part of the pain treatment program, and temporarily halted performing elective surgeries, which adversely impacted the level of our sales relating to such procedures. We expect our near-term sales volumes to be adversely impacted for as long as access to healthcare facilities by our commercial and medical affairs personnel and the number of procedures in which DSUVIA is administered continues to be limited. The ultimate impact of the COVID-19 outbreak remains highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Risks Related to Commercialization

Our success is highly dependent on our ability to successfully commercialize DSUVIA.*

We invested a significant portion of our efforts and financial resources to develop and gain regulatory approval for DSUVIA and expect to continue making significant investments to commercialize DSUVIA. We believe our success is highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize DSUVIA in the United States. The commercial success of DSUVIA depends heavily on numerous factors, including:

•	our ability to market, sell, and distribute DSUVIA;

•	our ability to establish and maintain commercial manufacturing with third parties;

•	acceptance by the medical community, including physicians, nurses, patients and pharmacy and therapeutics committees;

•	acceptance of pricing and placement on payers’ formularies;

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

The commercial success of DSUVIA and, if approved, Zalviso and our other product candidates in the United States, as well as DZUVEO and Zalviso in Europe, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.*

The degree of market acceptance of DSUVIA and, if approved, Zalviso and our other product candidates in the United States, as well as DZUVEO and Zalviso in Europe, by the medical community will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payers;

•	the use of our approved products by a healthcare professional for patient types that were not specifically studied in clinical trials;

•	the prevalence and severity of any adverse events, or AEs, or serious adverse events, or SAEs;

•	overcoming any perceptions of sufentanil as a potentially unsafe drug due to its high potency opioid status;

•

limitations or warnings contained in the U.S. Food and Drug Administration, or FDA, -approved label for DSUVIA and, if approved, our other product candidates, or the European Medicines Agency, or EMA,-approved label for DZUVEO or Zalviso;

•	restrictions or limitations placed on DSUVIA due to the REMS program or, if approved, on our product candidates;

•	availability of alternative treatments;

•	existing capital investment by hospitals in IV PCA technology;

•	pricing and cost-effectiveness;

•	the effectiveness of our current or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approvals; and

•	our ability to obtain and maintain sufficient third-party coverage and reimbursement.

If our approved products do not achieve an adequate level of acceptance by the medical community, including physicians, nurses, patients and pharmacy and therapeutics committees, we may not generate sufficient revenue and become or remain profitable.

If we are unable to maintain or grow our sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may be unable to generate sufficient product revenue.*

In order to commercialize DSUVIA and our product candidates, if approved, in the United States, we must maintain or grow internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. We have entered into agreements with third parties for the distribution of DSUVIA and may enter into such agreements for our product candidates, if approved, in the United States, including the product candidates we in-licensed from Laboratoire Aguettant, or Aguettant, in July 2021 pursuant to a License and Commercialization Agreement, or the PFS Agreement; however, if these third parties do not perform as expected or there are delays in establishing such relationships, our ability to effectively distribute products would suffer.

We have entered into strategic partnerships with third parties to commercialize our products outside of the United States. For example, in 2013 we entered into a collaboration with Grünenthal GmbH, or Grünenthal, for the commercialization of Zalviso in Europe and Australia, and in July 2021, we entered a License and Commercialization Agreement, or the DZUVEO Agreement, with Aguettant for the commercialization of DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Territory. Grünenthal ceased commercializing Zalviso on May 12, 2021 and the rights to market and sell Zalviso reverted back to us. We intend to enter into additional strategic partnerships with third parties to commercialize our products outside of the United States, including a replacement license agreement for Zalviso in Europe. Per the terms of the royalty monetization arrangement with SWK Funding, LLC, or SWK (assignee of PDL BioPharma, Inc., or PDL), or the Royalty Monetization, we are obligated to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. Accordingly, even if we are able to enter into a New Arrangement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing to SWK is reached.

We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any new strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our products and product candidates, if approved, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our products to healthcare professionals and in geographical regions that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our products, our ability to generate revenues from product sales will be adversely affected.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, any research, clinical development, manufacturing or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. For example, Grünenthal has terminated the collaboration agreement for the commercialization of Zalviso in Europe. The rights to market and sell Zalviso in Europe reverted back to us on May 12, 2021. We have a continuing obligation, through the term of the Royalty Monetization with SWK, to use commercially reasonable efforts to negotiate a New Arrangement. If we are unable to establish and maintain collaborative relationships on acceptable terms we may have to undertake development and commercialization activities at our own expense.

In March 2020, we reduced the size of our commercial team and, given our reduced workforce, we may experience difficulties in retaining our existing employees and managing our operations, including our continued commercialization of DSUVIA.

In March 2020, we reduced the size of our commercial team to eliminate the overlap with the Tetraphase Pharmaceuticals, Inc. commercial team under our co-promotion arrangement and reduce operating expenses. The restructuring resulted in the elimination of 30 positions, or approximately 33% of our workforce. As of June 30, 2021, we had approximately 25 sales representatives, inclusive of both internal and external resources.

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

Approval of Zalviso and DZUVEO in Europe has resulted in a variety of risks associated with international operations that could materially adversely affect our business.*

Our collaborations with international partners, including Grünenthal and Aguettant, have required, and will require, us to supply product to support the commercialization of our products in Europe and it is likely that any New Arrangement would also include such a requirement. Entering into international business relationships subjects us to additional risks including:

•

multiple, conflicting, and changing laws and regulations such as privacy and data regulations, transparency regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, including for drug approvals, and other governmental approvals, permits, and licenses;

•

EMA “sunset clause” requirements, which apply to DZUVEO, providing that the marketing authorization of a medicine will cease to be valid if it is not placed on the market within three years of the authorization being granted or if it is removed from the market for three consecutive years; however, the European Commission has extended this date to December 31, 2022 for DZUVEO;

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

The U.S. biotechnology and pharmaceutical industries are characterized by intense competition and cost pressure. DSUVIA competes, and our product candidates, if approved in the U.S., will compete, with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. In particular, DSUVIA may compete with a wide variety of products and product candidates including (i) injectable opioid products, such as morphine, fentanyl, hydromorphone and meperidine; (ii) oral opioids such as oxycodone and hydrocodone; (iii) generic injectable local anesthetics, such as bupivacaine or branded formulations thereof; (iv) non-steroidal anti-inflammatory drugs, or NSAIDS, including ketorolac in intranasal or generic IV form, and IV meloxicam; and (v) transmucosal fentanyl products. Zalviso, if approved in the U.S., may compete with a number of opioid-based treatment options, including IV PCA pumps, oral PCA devices, and transdermal opioid PCAs. The PFS product candidates, if approved in the U.S., may compete with other ready-to-use formulations of ephedrine and phenylephrine.

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

Hospital or other health care facility formulary approvals for DSUVIA or our product candidates, if approved, in the United States may not be achieved, or could be subject to certain restrictions, which could make it difficult for us to sell our products.

Obtaining hospital or other health care facility formulary approvals can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approvals to allow us to sell our products into our target markets. In particular, the restrictions on our commercial and medical affairs teams’ access to hospitals and other health care facilities has adversely impacted the number of formulary approvals we anticipated achieving in 2020, and for as long as these restrictions remain in place, or new restrictions are implemented, we may have limited visibility or difficulties in obtaining these formulary approvals in the future. Failure to obtain timely formulary approval will limit our commercial success. If we are successful in obtaining formulary approvals, we may need to complete evaluation programs whereby DSUVIA, or our product candidates, if approved, is used on a limited basis for certain patient types. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approvals of DSUVIA, or our product candidates, if approved. Further, even successful formulary approvals may be subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approvals for DSUVIA, or our product candidates, if approved, would materially adversely affect our ability to attain or sustain profitable operations.

Coverage and adequate reimbursement may not be available for DSUVIA or our product candidates, if approved, in the United States, or DZUVEO or Zalviso in Europe, which could make it difficult for us, or our partners, to sell our products profitably.

Our ability to commercialize DSUVIA or our product candidates, if approved, in the United States, and any collaboration partner’s ability to commercialize DZUVEO or Zalviso in Europe successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payer programs at the federal and state levels, authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payers.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for DSUVIA or Zalviso, if approved, in the United States, and DSUVIA/DZUVEO and Zalviso in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with our sales of DSUVIA and Zalviso, if approved, in the United States, and future product sales of Zalviso and DZUVEO in Europe, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DSUVIA or our product candidates, if approved, in the United States, or DZUVEO or Zalviso in Europe. Also, reimbursement amounts may reduce the demand for, or the price of, our products. For example, we anticipate we may need comparator studies of DZUVEO in Europe to ensure premium reimbursement in certain countries. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize DSUVIA or our product candidates, if approved, in the United States, or DZUVEO or Zalviso in Europe.

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

If we are found to have improperly promoted off-label uses of our products, including DSUVIA or our product candidates, if approved, in the United States, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. While we have received marketing approval for DSUVIA for our proposed indication, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties and a requirement for corrective advertising, including Dear Doctor letters. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an off-label use, which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of DSUVIA or our product candidates, if approved, in the United States, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are unable to establish and maintain relationships with group purchasing organizations any future revenues or future profitability could be jeopardized.

Many end-users of pharmaceutical products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of GPOs for DSUVIA and our product candidates, if approved. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to establish or maintain our GPO relationships, sales of DSUVIA and our product candidates, if approved, and related revenues could be negatively impacted.

We intend to rely on a limited number of distributors and pharmaceutical wholesalers to distribute DSUVIA and our product candidates, if approved, in the United States.

We intend to rely primarily upon distributors and pharmaceutical wholesalers in connection with the distribution of DSUVIA and our product candidates, if approved, in the United States. As part of the DSUVIA REMS program, we monitor distribution and audit wholesalers’ data and will monitor such data from other distributors. If our distributors and wholesalers do not comply with the DSUVIA REMS requirements, or if we are unable to establish or maintain our business relationships with these distributors and pharmaceutical wholesalers on commercially acceptable terms, or if our distributors and wholesalers are unable to distribute our drugs for regulatory, compliance or any other reason, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

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

In the European Union, or EU, the pricing of prescription drugs is subject to government control. The EU also provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. In addition, the EMA has a “sunset clause” which provides that the marketing authorization of a medicine will cease to be valid if it is not placed on the market within three years of the authorization being granted or if it is removed from the market for three consecutive years; however, the European Commission has extended this date to December 31, 2022 for DZUVEO.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. . It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We expect that the Affordable Care Act and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and due to subsequent legislative amendments to the statute will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless Congressional action is taken. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has also been delayed until January 1, 2023. Further, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade, i.e., arbitrage between low-priced and high-priced countries. If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

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

Advertising and promotional materials must comply with FDA rules concerning the advertising and promotion of DSUVIA and are subject to FDA review, in addition to other potentially applicable federal and state laws. Failure to comply with these regulations can result in the receipt of warning letters and further liability if off-label promotion is involved. For example, on February 11, 2021, we received a warning letter from the Office of Prescription Drug Promotion, or OPDP, of the FDA relating to a banner advertisement we submitted to the OPDP on December 6, 2019, and a tabletop display we submitted on February 28, 2020, and resubmitted to the OPDP at its request on September 23, 2020. We submitted the materials to the OPDP pursuant to the FDA requirement that sponsors submit all promotional materials to the FDA at the time of their initial dissemination or publication. The FDA’s concerns identified in the letter include its view that the promotional material makes misleading claims and representations about the risks and efficacy of DSUVIA because the material does not reveal facts that are material in light of the representations made. As a result, we conducted a review of our marketing materials to identify any potential revisions in light of the letter. We responded to the FDA within the timeframe requested in the letter and, on March 23, 2021, held a teleconference with OPDP to seek guidance and clarification on the concerns raised in the letter. Following our meeting with OPDP, we conducted a further review of our marketing materials to identify any potential revisions in light of the letter and OPDP’s guidance. We submitted a second response to FDA on April 7, 2021 and on June 17, 2021, we announced that the FDA agreed with our proposed plan to update certain promotional materials, including providing a letter to healthcare professionals, or the DHCP letter, explaining the corrections to the discontinued promotional materials. We will also include this DHCP letter on the DSUVIA.com website for a period of eight months. Although we believe we have updated all promotional materials currently in use by our commercial team to address the FDA's concerns and we expect to receive a close-out letter from the FDA after the DHCP letters have been sent to the identified healthcare professionals and the letter has been posted on the website for eight months, we cannot give any assurances that we will receive such close-out letter or that we will not receive additional FDA warning letters in the future. If approved, Zalviso will be subject to these same requirements.

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

Except for Zalviso and DZUVEO, which are both approved in Europe, we may never obtain additional regulatory approvals for our products and product candidates outside of the United States, which would limit our ability to realize their full market potential.*

In order to market any products outside of the United States, we or our commercial partners, must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. On September 22, 2015, we announced that the EC had granted marketing approval for Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. In April 2016, Grünenthal completed the first commercial sale of Zalviso. Grünenthal terminated the collaboration, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. Grünenthal’s rights to market and sell Zalviso reverted back to us on May 12, 2021. We have not yet negotiated a New Arrangement and there can be no assurance that we will successfully enter into a New Arrangement. In June 2018, we announced that the EC had granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. In July 2021, we entered into the DZUVEO Agreement with Aguettant.

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

Outside of Europe, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical trials or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country-to-country and could delay or prevent the introduction of our products in those countries. Our current clinical trial data may not be sufficient to support marketing approval or premium reimbursement in all territories. For example, we anticipate we may need comparator studies for DZUVEO in Europe to ensure premium reimbursement in certain countries. While we have obtained approval of DZUVEO in Europe, we will be substantially dependent on Aguettant to comply with regulatory requirements. If we, or our commercial partners, fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

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

We have incurred significant net losses in each year since our inception in July 2005, and as of June 30, 2021, we had an accumulated deficit of $457.3 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from Grünenthal, the monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the Department of Defense, or DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA, manufacturing and supply activities for DZUVEO, and research and development activities for Zalviso and the PFS Products, including the FDA regulatory review of the Zalviso NDA, once resubmitted. If DSUVIA is not successfully commercialized in the U.S., if our product candidates are not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

We have not yet generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone and with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA and began the commercial launch of DSUVIA in the United States, we may never generate enough revenues from sales of DSUVIA, or our product candidates, if approved, in the United States to become profitable. Although the EC granted marketing approval of DZUVEO in June 2018, we only recently entered into the DZUVEO Agreement with Aguettant to commercialize DZUVEO in Europe and there can be no assurance that Aguettant will successfully commercialize DZUVEO. While we had a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia it has been terminated, and Grünenthal was unable to achieve a level of commercial sales of Zalviso for which we were able to receive sales milestone payments. Grünenthal’s rights to market and sell Zalviso reverted back to us on May 12, 2021.

In September 2015, we consummated a monetization transaction with PDL pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the Amended License Agreement, subject to a capped amount. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK. As mentioned above, Grünenthal has terminated the Grünenthal Agreements and the rights reverted back to us on May 12, 2021. Per the terms of the Royalty Monetization, we are obligated to use commercially reasonable efforts to negotiate a New Arrangement. Accordingly, even if we are able to enter into a New Arrangement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing under the Royalty Monetization is reached. We do not anticipate generating significant near-term revenues from DSUVIA or our product candidates, if approved, in the United States. Our ability to generate future revenues from product sales depends heavily on our success in:

•	maintaining regulatory approval for DSUVIA and obtaining and maintaining regulatory approval for our product candidates in the United States; and

•

launching and commercializing DSUVIA and our product candidates, if approved, in the United States by building, internally or through collaborations, an institutionally focused sales force, and launching and commercializing DZUVEO and Zalviso internationally through collaborations, which may require additional funding.

Because of the numerous risks and uncertainties associated with launching a commercial pharmaceutical product, pharmaceutical product development and the regulatory environment, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are delayed in receiving regulatory approval for our product candidates in the United States, or if we are required by the FDA to complete activities in addition to those we currently anticipate or have already completed.

We anticipate continuing to incur significant costs associated with commercializing DSUVIA in the United States. Even if we are able to generate revenues from the sale of DSUVIA or our product candidates, if approved, in the United States, we may not become profitable and may need to obtain additional funding to continue operations.

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

In April 2020, DSUVIA achieved Milestone C approval by the DoD, a decision that clears the path for the DoD to begin placing orders for DSUVIA. In September 2020, we announced that DSUVIA was added to the DoD Joint Deployment Formulary, a core list of pharmaceutical products that are designated for deploying military units across all service branches. Future sales of DSUVIA to the DoD are not predictable, may occur on an irregular basis, and may not meet our expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. Even if we do generate revenue from such sales, we may never generate revenue that is significant or predictable, which could impair our value and our ability to raise capital, expand our business or continue our operations. The placement of new orders by the DoD is, among other things, contingent upon overall U.S. government policies, budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, deployment of military units, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling. Our expectations about the timing and size of initial stocking orders for U.S. Army sets, kits and outfits, or SKOs, and other orders by the DoD are based on our understanding of troop deployment schedules. If DoD spending on DSUVIA does not meet our expectations, it could have a material adverse effect on our expected results of operations, financial condition and liquidity.

We have been substantially dependent on Grünenthal to successfully commercialize Zalviso in Europe and they have terminated their collaboration agreement with us.

Under our agreements with Grünenthal, we granted Grünenthal rights to commercialize Zalviso in Europe for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings. In September 2015, the EC granted marketing approval for Grünenthal’s MAA for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients, and Grünenthal began its European launch of Zalviso with the first commercial sale occurring in April 2016. Grünenthal terminated the collaboration, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. Grünenthal’s rights to market and sell Zalviso reverted back to us on May 12, 2021.

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

•	Grünenthal changed the focus of its commercialization efforts to pursue higher-priority programs and any future collaboration partner may do the same;

•	Grünenthal stopped its commercialization efforts in countries where it had the sole right to commercialize Zalviso, requiring us to find another collaboration partner for Zalviso in Europe; and

•	Grünenthal has terminated its agreements with us, and any future collaboration partner may also terminate any future agreement with us, adversely affecting our potential revenue from Zalviso;

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

We will be substantially dependent on Aguettant to successfully commercialize DZUVEO in Europe.*

In June 2018, the EC granted marketing approval for DZUVEO and in July 2021 we entered into the DZUVEO Agreement with Aguettant to commercialize DZUVEO in Europe. We will be substantially dependent on Aguettant to successfully commercialize DZUVEO in Europe. Any failures in the commercialization of DZUVEO in Europe could have a significant adverse impact on our revenues and operating results.

The DZUVEO Agreement requires us to support the manufacturing and supply of DZUVEO for Aguettant. In addition, we anticipate we may need comparator studies in Europe to ensure premium reimbursement in certain countries. Our inability to profitably manufacture and supply DZUVEO to Aguettant, or to successfully complete these additional comparator studies and obtain premium reimbursement in certain countries, may prevent, limit or delay commercialization and any associated future revenues from DZUVEO in Europe.

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

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with supporting our ongoing commercialization activities for DSUVIA, manufacturing and supply activities for DZUVEO, and research and development activities for Zalviso and the PFS Products, including the FDA regulatory review of the Zalviso NDA, once resubmitted. While we believe we have sufficient capital resources to continue planned operations for at least the next twelve months, we will need additional capital to pursue full commercialization of DSUVIA and our product candidates, if approved.

Clinical trials, regulatory reviews, and the launch of commercial product are expensive activities. In addition, commercialization costs for DSUVIA and our product candidates, if approved, in the United States may be significantly higher than estimated as a result of technical difficulties or otherwise. Revenues may be lower than expected and costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. In the future, we may seek to sell additional equity securities, including under the Sales Agreement with Cantor, and debt securities, monetize or securitize certain assets including future royalty streams and milestones, refinance our loan agreement, obtain a revolving credit facility, enter into product development, license or distribution agreements with third parties, or divest DSUVIA, DZUVEO or Zalviso. Such arrangements may not be available on favorable terms, if at all.

Future events and circumstances, including those beyond our control, may cause us to consume capital more rapidly than we currently anticipate. Furthermore, any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. If adequate funds are not available, we would be required to reduce our workforce, reduce the scope of, or cease, the commercial launch of DSUVIA, or the development of our product candidates in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize DSUVIA or develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly scale back or discontinue the commercialization of DSUVIA, or the development of our product candidates;

•	seek additional corporate partners for Zalviso on terms that might be less favorable than might otherwise be available;

•	seek corporate partners for DSUVIA/DZUVEO on terms that might be less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or products that we otherwise would seek to develop or commercialize ourselves.

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

As of June 30, 2021, we had approximately $17.2 million of accrued debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

Risks Related to Our Reliance on Third Parties

We rely on third party manufacturers to produce commercial supplies of DSUVIA in the United States, commercial supplies of Zalviso in Europe, and clinical supplies of Zalviso in the United States, and will rely on third party manufacturers to produce DZUVEO for Aguettant and on Aguettant to produce commercial supplies of the PFS Products, if approved, in the United States. The failure of third-party manufacturers to provide us with adequate commercial and clinical supplies could result in a material adverse effect on our business.*

Third party manufacturers produce commercial and clinical supplies of our products and product candidates. Reliance on third party manufacturers entails many risks including:

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

In addition, the DZUVEO Agreement requires us to manufacture and supply DZUVEO to Aguettant. As mentioned above, we were obligated to manufacture and supply Zalviso under the Grünenthal Agreements for use in Europe and their other licensed territories and will likely be required to do so under any New Arrangement. If we are unable to establish a reliable commercial supply of DZUVEO for Aguettant, and, if a New Arrangement is entered into, Zalviso for Europe, we may be unable to satisfy our obligations under the DZUVEO Agreement or any New Arrangement in a timely manner or at all, and we may, as a result, be in breach of such agreements. If any such breach, or other breach, were to be material and remain uncured, it could result in termination of the agreement, which in turn could, in the case of a New Arrangement, result in us being responsible for indemnification of losses suffered by SWK (assignee of PDL) under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely affected.

We rely on limited sources of supply for the active pharmaceutical ingredient, or API, of DSUVIA and Zalviso and any disruption in the chain of supply may cause a delay in supplying DSUVIA and Zalviso.

Currently we only have one supplier qualified as a vendor for the manufacture of DSUVIA, known as DZUVEO in Europe, and Zalviso with the FDA and EMA, respectively. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. For example, our API provider for DSUVIA is changing its process for manufacturing our drug, which could impact our commercial supply of API for DSUVIA. This change in process requires a regulatory submission to the FDA. The European Health Authority has approved the change in process for both DZUVEO and Zalviso in the EU. In the U.S., a regulatory submission has been submitted to support the use of the API made with the new manufacturing process, but there is no guarantee that the FDA will approve the submission. For example, in July 2019, we received notice from the FDA that a deficiency in the API manufacturer’s drug master file, or DMF, will need to be addressed before the submission can be approved. The API manufacturer responded to the FDA’s DMF deficiency notice for the new manufacturing process, and we resubmitted the Supplemental NDA seeking approval of use of the new manufacturing process API. Any alternate vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in delays. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

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

As we scale up manufacturing of DSUVIA and Zalviso, if approved, and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution. For example, as we scale up, we may identify significant issues which could result in failure to maintain regulatory approval of DSUVIA, increased scrutiny by regulatory agencies, delays in clinical program and regulatory approval, increases in our operating expenses, or failure to obtain approval for our product candidates in the United States.

We have built out a suite within our CMO’s production facility in Cincinnati, Ohio that serves as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late-stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at this location. While we produced a number of commercial lots to support Grünenthal’s launch in Europe, our experience is limited, which impacted our ability to deliver commercial supplies to Grünenthal on a timely basis, and may in the future impact our ability to deliver commercial supplies under any New Arrangement, if required, on a timely basis.

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

For DSUVIA, we currently package the finished goods under a manual process and would package DZUVEO in the same manner. The capacity and cost to package the goods under this manual process are not optimal to support successful future sales of DSUVIA and DZUVEO. We have purchased and installed an automated filling and packaging line to support increased capacity packaging for DSUVIA and DZUVEO. Despite the delays due to the impact of COVID-19, we have now completed the acquisition and installation of this line; however, there can be no assurance that we will be able to obtain the necessary regulatory approvals to manufacture product on this line.

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

Our relationships with clinical investigators, health care professionals, consultants, commercial partners, third-party payers, hospitals, and other customers are subject to applicable anti-kickback, fraud and abuse and other healthcare laws, which could expose us to significant penalties.

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

•

the federal transparency law, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS information related to payments and other transfers of value provided to physicians, (defined to include, doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•

analogous state laws that may apply to our business practices, including but not limited to, state laws that require pharmaceutical companies to implement compliance programs and/or comply with the pharmaceutical industry’s voluntary compliance guidelines; state laws that impose restrictions on pharmaceutical companies’ marketing practices and require manufacturers to track and file reports relating to pricing and marketing information, which requires tracking and reporting gifts, compensation and other remuneration and items of value provided to healthcare professionals and entities, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects; and

•

the federal Foreign Corrupt Practices Act of 1977, United Kingdom Bribery Act 2010 and other similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage.

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

Commercial sales of DSUVIA and Zalviso expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our products; and

•	decreased demand for our products.

Our current product liability insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. In addition, our current product liability insurance contains an exclusion related to any claims related to our products from a governmental body, or payer, or those claims arising from a multi-plaintiff action for bodily injury or property damage. Multi-plaintiff claims caused by product defects are covered. This exclusion does not apply to any bodily injury claim related to our products made by an individual. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim, or series of claims, brought against us could cause our stock price to decline and, if judgments are excluded from our insurance coverage or exceed our insurance coverage, could adversely affect our results of operations and business. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of June 30, 2021, we are the owner of record of 89 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents include patents we have listed in the FDA’s Orange Book for DSUVIA, and patents expected to provide coverage until 2031. These issued patents also include a European patent covering the DZUVEO device that is expected to provide coverage until at least 2036.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $1.03 and $2.77 during the first six months of 2021, and between $0.76 and $2.07 during the year ended December 31, 2020. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States or to successfully develop and commercialize our product candidates in the United States;

•	inability to obtain additional funding needed to conduct our planned business operations;

•

inability to satisfactorily comply with FDA regulations concerning the advertising and promotion of DSUVIA, including receiving a close out letter resolving the concerns raised by FDA in the warning letter delivered to us on February 11, 2021;

•	the integration and performance of any assets or businesses we acquire;

•	our inability to develop and commercialize products and product candidates that we in-license;

•	uncertainties regarding the magnitude and duration of impacts we are experiencing due to COVID-19;

•	the perception of limited market sizes or pricing for our products;

•	further delays in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the Zalviso NDA, upon resubmission;

•	inability to enter into, or unfavorable terms associated with, a New Arrangement for the commercialization of Zalviso in Europe;

•	safety issues;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	inability to maintain regulatory approvals for DZUVEO and Zalviso in the European Union, including ISO 13485 certification and CE Mark approval for Zalviso;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

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

•	additions or departures of key management or scientific personnel;

•	costs associated with potential governmental investigations, inquiries, regulatory actions or lawsuits that may be brought against us as a result of us being an opioid manufacturer;

•	other types of significant lawsuits, including patent, stockholder, securities class action and derivative litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

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

Risks of a General Nature

Litigation may substantially increase our costs and harm our business.*

We have been, are, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see “Part II. Other Information—Item 1. Legal Proceedings” for additional information about pending legal proceedings.

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.*

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of complete response letters, warnings letters, such as the warning letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs. Following receipt of the FDA’s warning letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. Please see “Part II. Other Information—Item 1. Legal Proceedings” for additional information about this pending legal proceeding. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could harm our business. If AcelRx experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	01/07/2011

10.1§#	Commercial Supply Agreement, effective March 31, 2021 by and between Catalent Pharma Solutions, LLC and the Registrant.

10.2+	Amended and Restated 2020 Equity Incentive Plan	8-K	001-35068	10.1	6/17/2021

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

§         Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.

+         Indicates management contract or compensatory plan.

#         Material in the exhibit marked with an “[***]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

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

Date: August 16, 2021	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)