Form 10-Q
period 2021-09-30
ACELRX PHARMACEUTICALS INC
filed 2021-11-15
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of November 10, 2021, the number of outstanding shares of the registrant’s common stock was 119,318,584.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTMEBER 30, 2021

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

•

the size and growth potential of the markets for DSUVIA, and, if approved, Zalviso® (sufentanil sublingual tablet system) and our other product candidates in the United States, and our ability to serve those markets;

•

our ability to maintain regulatory approval of DSUVIA in the United States, including effective management of and compliance with the DSUVIA Risk Evaluation and Mitigation Strategies, or REMS, program;

•	acceptance of DSUVIA by physicians, patients and the healthcare community, including the acceptance of pricing and placement of DSUVIA on payers’ formularies;
•	our ability to satisfy the required conditions and otherwise complete our planned acquisition of Lowell Therapeutics, Inc., or Lowell, pursuant to the Agreement and Plan of Merger, or Merger Agreement, on a timely basis or at all;
•	the expected benefits and potential value created by the proposed Merger Agreement with Lowell for our stockholders;
•	potential legal proceedings relating to the proposed acquisition of Lowell and the outcome of any such legal proceedings;
•	our ability to achieve all or any of the anticipated benefits of the proposed acquisition of Lowell on a timely basis or at all;
•	the integration and performance of any assets or businesses we acquire;
•	our ability to develop and commercialize products and product candidates that we in-license;
•

our ability to develop sales and marketing capabilities in a timely fashion, whether alone through recruiting qualified employees, by engaging a contract sales organization, or with potential future collaborators;

•	successfully establishing and maintaining commercial manufacturing with third parties;
•

our ability to manage effectively, and the impact of any costs associated with, potential governmental investigations, inquiries, regulatory actions or lawsuits that may be, or have been, brought against us;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2021 (unaudited)	December 31, 2020(1)
Assets
Current Assets:
Cash and cash equivalents	$13,271	$27,274
Short-term investments	35,428	15,612
Accounts receivable, net	153	635
Inventories, net	1,556	1,626
Prepaid expenses and other current assets	1,345	1,683
Total current assets	51,753	46,830
Operating lease right-of-use assets	4,454	3,150
Property and equipment, net	15,775	15,659
Other assets	281	656
Total Assets	$72,263	$66,295
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,228	$2,737
Accrued and other liabilities	5,333	5,045
Long-term debt, current portion	8,780	8,735
Operating lease liabilities, current portion	729	1,118
Total current liabilities	17,070	17,635
Long-term debt, net of current portion	6,952	13,140
Deferred revenue	1,237	—
Operating lease liabilities, net of current portion	3,935	2,606
Liability related to the sale of future royalties, net of current portion	85,981	88,365
Other long-term liabilities	109	299
Total liabilities	115,284	122,045
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 119,317,335 and 98,812,008 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	119	98
Additional paid-in capital	422,527	382,637
Accumulated deficit	(465,667)	(438,485)
Total stockholders’ deficit	(43,021)	(55,750)
Total Liabilities and Stockholders’ Deficit	$72,263	$66,295

(1)

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product sales	$160	$1,287	$1,003	$1,864
Contract and other collaboration	1,702	81	1,813	2,814
Total revenue	1,862	1,368	2,816	4,678

Operating costs and expenses:
Cost of goods sold	439	1,851	2,519	4,732
Research and development	1,416	956	3,109	3,181
Selling, general and administrative	8,640	7,598	24,978	28,484
Total operating costs and expenses	10,495	10,405	30,606	36,397
Loss from operations	(8,633)	(9,037)	(27,790)	(31,719)
Other income:
Interest expense	(538)	(824)	(1,824)	(2,551)
Interest income and other income, net	32	106	92	311
Non-cash interest income on liability related to future sale of royalties	764	825	2,345	2,502
Total other income	258	107	613	262
Net loss before income taxes	(8,375)	(8,930)	(27,177)	(31,457)
Provision for income taxes	—	—	(5)	(4)
Net loss	$(8,375)	$(8,930)	$(27,182)	$(31,461)
Comprehensive loss	$(8,375)	$(8,930)	$(27,182)	$(31,461)
Net loss per share of common stock, basic and diluted	$(0.07)	$(0.10)	$(0.23)	$(0.38)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 11	119,224,484	87,912,505	117,222,219	82,895,664

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2020	98,812,008	$98	$382,637	$(438,485)	$(55,750)
Stock-based compensation	—	—	1,089	—	1,089
Restricted stock units vested	404,172	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(249)	—	(249)
Net proceeds from issuance of common stock in connection with equity financings	19,701,562	20	36,340	—	36,360
Issuance of common stock upon ESPP purchase	183,132	—	192	—	192
Issuance of common stock upon exercise of stock options	2,125	—	2	—	2
Net loss	—	—	—	(8,956)	(8,956)
Balance as of March 31, 2021 (unaudited)	119,102,999	118	420,011	(447,441)	(27,312)
Stock-based compensation	—	—	1,172	—	1,172
Restricted stock units vested	74,438	—	—	—	—
Issuance of common stock upon exercise of stock options	2,369	1	1	—	2
Net loss	—	—	—	(9,851)	(9,851)
Balance as of June 30, 2021 (unaudited)	119,179,806	119	421,184	(457,292)	(35,989)
Stock-based compensation	—	—	1,221	—	1,221
Restricted stock units vested	7,793	—	—	—	—
Issuance of common stock upon exercise of stock options	14,909	—	13	—	13
Issuance of common stock upon ESPP purchase	114,827	—	109	—	109
Net loss	—	—	—	(8,375)	(8,375)
Balance as of September 30, 2021 (unaudited)	119,317,335	$119	$422,527	$(465,667)	$(43,021)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2019	79,573,101	$79	$356,609	$(398,106)	$(41,418)
Stock-based compensation	—	—	1,146	—	1,146
Restricted stock units vested	216,399	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(86)	—	(86)
Net proceeds from issuance of common stock in connection with equity financings	431,800	1	783	—	784
Issuance of common stock upon ESPP purchase	194,451	—	218	—	218
Net loss	—	—	—	(15,925)	(15,925)
Balance as of March 31, 2020 (unaudited)	80,415,751	80	358,670	(414,031)	(55,281)
Stock-based compensation	—	—	1,090	—	1,090
Restricted stock units vested	29,434	—	—	—	—
Net proceeds from issuance of common stock in connection with equity financings	445,000	—	665	—	665
Net loss	—	—	—	(6,606)	(6,606)
Balance as of June 30, 2020 (unaudited)	80,890,185	80	360,425	(420,637)	(60,132)
Stock-based compensation	—	—	1,104	—	1,104
Restricted stock units vested	7,789	—	—	—	—
Net proceeds from issuance of common stock in connection with equity financings	9,433,962	10	9,941	—	9,951
Issuance of common stock upon ESPP purchase	145,677	—	154	—	154
Net loss	—	—	—	(8,930)	(8,930)
Balance as of September 30, 2020 (unaudited)	90,477,613	$90	$371,624	$(429,567)	$(57,853)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,182)	$(31,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(83)	(181)
Non-cash interest income on liability related to future sale of royalties	(2,345)	(2,502)
Depreciation and amortization	1,512	1,471
Non-cash interest expense related to debt financing	607	823
Stock-based compensation	3,482	3,340
Other	89	463
Changes in operating assets and liabilities:
Accounts receivable	482	(696)
Inventories	(180)	734
Prepaid expenses and other assets	320	616
Accounts payable	281	174
Accrued liabilities	390	(1,238)
Operating lease liabilities	(559)	(673)
Deferred revenue	1,188	(3,048)
Net cash used in operating activities	(21,998)	(32,178)
Cash flows from investing activities:
Purchase of property and equipment	(1,799)	(224)
Purchase of investments	(53,869)	(38,817)
Proceeds from sales and maturities of investments	33,984	67,405
Net cash (used in) provided by investing activities	(21,684)	28,364
Cash flows from financing activities:
Payment of long-term debt	(6,750)	(2,583)
Net proceeds from issuance of common stock in connection with equity financings	36,360	11,400
Net proceeds from issuance of common stock through equity plans	318	372
Payment of employee tax obligations related to vesting of restricted stock units	(249)	(86)
Net cash provided by financing activities	29,679	9,103
Net (decrease) increase in cash and cash equivalents	(14,003)	5,289
Cash and cash equivalents—Beginning of period	27,274	14,684
Cash and cash equivalents—End of period	$13,271	$19,973

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO® in Europe) and Zalviso® are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the management of acute moderate to severe pain in adults in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, and, in July 2021, entered into a License and Commercialization Agreement with Laboratoire Aguettant, or Aguettant, for Aguettant to commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom (see Out-License Agreement (DZUVEO) below). The timing of the resubmission of the Zalviso new drug application, or NDA, is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and was commercialized by Grünenthal GmbH, or Grünenthal, through May 12, 2021 (see Termination of Grünenthal Agreements below). In July 2021, the Company also entered into a separate License and Commercialization Agreement with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection (see In-License Agreement below). On November 14, 2021, the Company executed a definitive merger agreement, or the Merger Agreement, to acquire Lowell Therapeutics, Inc., or Lowell, a privately held company (see Acquisition below).

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. As of September 30, 2021 and December 31, 2020, the Company had cash, cash equivalents and short-term investments of $48.7 million and $42.9 million, respectively. Based on the Company’s current operating plans and projections, the Company expects that its existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or SEC. Although Zalviso was approved for sale in Europe on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it was entitled to receive under the Amended License Agreement (defined below) with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. In consideration of the termination of the Amended License Agreement, under the Royalty Monetization, the Company must use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement, with a third party. The Company expects to continue to incur operating losses and negative cash flows until such time as DSUVIA has gained market acceptance and generated significant revenues.

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

DSUVIA was approved with a Risk Evaluation and Mitigation Strategy, or REMS, program which restricts distribution to certified medically supervised healthcare settings in order to prevent respiratory depression resulting from accidental exposure. DSUVIA is only distributed to facilities certified under the DSUVIA REMS program following attestation by an authorized representative to comply with appropriate dispensing and use restrictions of DSUVIA. To become certified, a healthcare setting is required to train their healthcare professionals on the proper use of DSUVIA and have the ability to manage respiratory depression. DSUVIA is not available in retail pharmacies or for outpatient use. As part of the REMS program, the Company monitors distribution and audits wholesalers’ data, evaluates proper usage within the healthcare settings and monitors for any diversion and abuse. AcelRx will de-certify healthcare settings that are non-compliant with the REMS program.

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

Termination of Grünenthal Agreements

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, which granted Grünenthal rights to commercialize the Zalviso PCA system, or the Product, in the 28 European Union, or EU, member states, at the time of the agreement, plus Switzerland, Liechtenstein, Iceland, Norway and Australia (collectively, the Zalviso Territory) for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, (collectively, the Field). In September 2015, the EC granted marketing approval for the marketing authorization application, or MAA, previously submitted to the EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. On December 16, 2013, AcelRx and Grünenthal entered into a Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company exclusively manufactured and supplied the Product to Grünenthal for the Field in the Zalviso Territory. On July 22, 2015, the Company and Grünenthal amended the MSA, or the Amended MSA, effective as of July 17, 2015. The Amended MSA and the Amended License Agreement are referred to as the Grünenthal Agreements.

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

Out-License Agreement (DZUVEO)

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the DZUVEO Agreement, with Aguettant, pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Territory, for the management of acute moderate to severe pain in adults in medically monitored settings. The Company will supply Aguettant with product.

The DZUVEO Agreement has an initial term of ten (10) marketing years, with the first marketing year ending on December 31 of the calendar year after the launch of DZUVEO (or December 31, 2022, if the launch occurs between January 1, 2022 and April 30, 2022). The term will automatically renew for successive five marketing year periods unless a party notifies the other party of its intention not to renew at least six (6) months prior to the expiration of the then-current term. The DZUVEO Agreement may be terminated for cause by either party based on uncured material breach by the other party, insolvency of the other party, or force majeure event. Upon early termination, all ongoing activities under the agreement and all rights and commercialization licenses and sublicenses with respect to DZUVEO will terminate. Additionally, if terminated early by either party, any accrued liability at the time of such termination will not be released.

The Company is entitled to receive up to €47.0 million in a combination of up-front and sales-based milestone payments, of which the Company received €2.5 million, or approximately $2.9 million, in the third quarter of 2021, for which it recognized revenue of $1.7 million in the third quarter of 2021. Aguettant will purchase product from the Company at an agreed price, or the DZUVEO Purchase Price, subject to adjustment. Aguettant will also make revenue share payments that, combined with the DZUVEO Purchase Price, range from 35% to 45% of net sales in the DZUVEO Territory.

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

In-License Agreement

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant will supply the Company with the products for use in commercialization, if they are approved in the U.S.

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

As of September 30, 2021, there have been no payments by the Company to Aguettant under the PFS Agreement.

Acquisition

On November 14, 2021, the Company and two of its direct wholly owned subsidiaries, Lowell Therapeutics, Inc., or Lowell, and the stockholder representative, entered into the Agreement and Plan of Merger, or the Merger Agreement, pursuant to which the Company will acquire Lowell in a transaction valued at approximately $32.5 million plus net cash acquired, and subject to certain other adjustments, which is expected in the fourth quarter of 2021 subject to certain closing conditions. For additional information regarding the Merger Agreement, see Note 12 “Subsequent Events” and “Part II. Other Information - Item 5. Other Information” in this Form 10-Q.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period. The Condensed Consolidated Balance Sheet as of December 31, 2020, was derived from the Company’s audited financial statements as of December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes a broader discussion of the Company’s business and the risks inherent therein.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Management evaluates its estimates on an ongoing basis including critical accounting policies. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2021, from those previously disclosed in its 2020 Annual Report on Form 10-K, except to reflect that the Company applies the graded-vesting attribution method to awards with market conditions that include graded-vesting features. Additionally, the Company uses the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.

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

The table below summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,984	$—	$—	$2,984
Money market funds	10,287	—	—	10,287
Total cash and cash equivalents	13,271	—	—	13,271

Short-term investments:
Commercial paper	25,913	—	—	25,913
Corporate debt securities	9,515	—	—	9,515
Total short-term investments	35,428	—	—	35,428
Total cash, cash equivalents and short-term investments	$48,699	$—	$—	$48,699

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,181	$—	$—	$5,181
Money market funds	3,996	—	—	3,996
Commercial paper	18,097	—	—	18,097
Total cash and cash equivalents	27,274	—	—	27,274

Short-term investments:
U.S. government agency securities	5,818	—	—	5,818
Commercial paper	9,794	—	—	9,794
Total short-term investments	15,612	—	—	15,612
Total cash, cash equivalents and short-term investments	$42,886	$—	$—	$42,886

There were no other-than-temporary impairments for these securities at September 30, 2021 or December 31, 2020. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021, and December 31, 2020, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds and U.S. treasury securities are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. government agency securities, corporate debt securities and commercial paper. As of September 30, 2021, and December 31, 2020, the Company held, in addition to Level II assets, a contingent put option associated with the Loan Agreement with Oxford. See Note 5 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Condensed Consolidated Balance Sheets. Changes to the estimated fair value of this liability is recorded in interest income and other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2021
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$10,287	$10,287	$—	$—
Commercial paper	25,913	—	25,913	—
Corporate debt securities	9,515	—	9,515	—
Total assets measured at fair value	$45,715	$10,287	$35,428	$—
Liabilities
Contingent put option liability	$109	$—	$—	$109
Total liabilities measured at fair value	$109	$—	$—	$109

	As of December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$3,996	$3,996	$—	$—
U.S. government agency securities	5,818	—	5,818	—
Commercial paper	27,891	—	27,891	—
Total assets measured at fair value	$37,705	$3,996	$33,709	$—
Liabilities
Contingent put option liability	$246	$—	$—	$246
Total liabilities measured at fair value	$246	$—	$—	$246

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Fair value—beginning of period	$128	$246
Change in fair value of contingent put option associated with the Loan Agreement	(19)	(137)
Fair value—end of period	$109	$109

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Fair value—beginning of period	$591	$437
Change in fair value of contingent put option associated with the Loan Agreement	(85)	69
Fair value—end of period	$506	$506

3. Inventories, net

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	September 30, 2021	December 31, 2020
Raw materials	$579	$257
Work-in-process	68	30
Finished goods	909	1,339
Total	$1,556	$1,626

The Company recorded inventory impairment charges of $0.1 and $0.2 million for the three and nine months ended September 30, 2021, respectively, primarily related to DSUVIA and Zalviso component parts inventory. For the three and nine months ended September 30, 2020, the Company recorded inventory impairment charges of $0.2 million and $0.6 million, respectively. In the nine months ended September 30, 2020, $0.3 million of these charges related to the termination of the Grünenthal Agreements, while $0.3 million related to DSUVIA inventory, primarily inventory that may expire before being sold.

4. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Product sales:
DSUVIA	$160	$733
Zalviso	—	270
Total product sales	160	1,003
Contract and collaboration revenue:
License revenue	1,696	1,696
Non-cash royalty revenue related to Royalty Monetization (Note 7)	—	83
Royalty revenue	—	28
Other revenue	6	6
Total revenues from contract and other collaboration	1,702	1,813
Total revenue	$1,862	$2,816

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Product sales:
DSUVIA	$935	$1,092
Zalviso	352	772
Total product sales	1,287	1,864
Contract and collaboration revenue:
Non-cash royalty revenue related to Royalty Monetization (Note 7)	60	181
Royalty revenue	21	61
Other revenue	—	2,572
Total revenues from contract and other collaboration	81	2,814
Total revenue	$1,368	$4,678

For additional details on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso was sold in Europe by the Company’s collaboration partner, Grünenthal, through May 12, 2021. DZUVEO sales in Europe by the Company’s new partner, Aguettant, have not commenced as of September 30, 2021.

Contract and Other Collaboration

Contract and other collaboration revenue includes revenue under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe.

The Company concluded that Aguettant is a customer and therefore revenue recognition for the DZUVEO Agreement in Europe should be accounted for in accordance with  FASB Accounting Standards Codification, or ASC, Topic 606, “Revenue from Contracts with Customers”, because the Company granted to Aguettant licenses and will provide the supply of product, as defined below, all of which are outputs of the Company’s ongoing activities, in exchange for consideration.

The Company identified the following promises under the DZUVEO Agreement at inception, namely: (a) granting of the licenses, (b) manufacturing services inclusive of quality control testing and stability testing which are options in the initial arrangement, and (c) a material right associated with the discounted price for future optional orders of DZUVEO commercial product supply.

The licenses are considered to be functional intellectual property. The Company determined that the licenses are capable of being distinct because Aguettant can benefit from the license on its own by commercializing the underlying product using its own resources. The Company manufacturing services are not highly specialized in nature and can be performed by third party contract manufacturing organizations. There are no binding commitments for manufacturing purchase orders at inception of the arrangement. Therefore, the manufacturing services are considered to be an option and not a performance obligation in the initial arrangement. However, the Company has determined that the discounted price per unit on future optional product orders constitutes a material right and is a performance obligation. The right to purchase at a discount is capable of being used by the customer on a standalone basis, because this relates to future product purchases and occur after the licenses’ performance obligations are transferred.

The Company evaluated if there is an interdependence between the performance obligations and determined that the licenses are a combined solution and the predominant performance obligation. The material right is separately identifiable in the context of the contract and is not modified by, and does not modify, the license performance obligation and is not highly interdependent or interrelated with the material right performance obligations in the contract.

The transaction price at the inception of the DZUVEO Agreement consisted of the upfront fee of €2.5 million, or approximately $2.9 million. The variable consideration related to product supply and reimbursables has been constrained as of September 30, 2021 as there has been no forecast provided by Aguettant. The Company will re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the $52.2 million sales-based milestone payments and revenue share payments were probable of significant revenue reversal, as their achievement was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur, as they were determined to relate predominantly to the licenses granted to Aguettant and the optional manufacturing services provided by the Company.

The transaction price is allocated to the performance obligations based on relative standalone selling price which were determined for the licenses using the adjusted market approach, and for the manufacturing services and the material right associated with discounted DZUVEO product supply using the cost-plus reasonable margin approach. Variable consideration is allocated to the specific performance obligations to which it relates.

For revenue recognition purposes, the Company determined that the duration of the contract began on the effective date in July 2021 and ends after an initial term of 10 marketing years, unless it automatically renews for a successive five marketing years. The Company also analyzed the impact if Aguettant terminated the agreement prior to the end of the term and determined, considering both quantitative and qualitative factors, that there were substantive non-monetary penalties to Aguettant for doing so.

Revenue for the granting of the licenses was recognized on the effective date of the DZUVEO Agreement at the point in time that the licenses are effective. The manufacturing services inclusive of quality control testing and stability testing will be recognized at a point in time when, or as, the Company transfers the associated promised goods and services to Aguettant. The material right for the discounted price per unit on future optional orders will be recognized over time with the measure of progress being straight-line over the period in which the Company stands ready to provide the discounted price per unit on the manufacturing services.

For the three months ended September 30, 2021, the Company recorded $1.7 million in Contract and other collaboration revenue as a result of satisfying its licenses performance obligation by transferring the license rights to Aguettant. A contract liability of $1.2 million was recorded on the Condensed Consolidated Balance Sheets as deferred revenue as of September 30, 2021, for the portion of the upfront fee received under the DZUVEO Agreement allocated to the material right for discounted price on future optional product supply which has not yet been satisfied. The material right contract liability will be recognized over the period the discount on future product supply is made available. There was no contract asset as of September 30, 2021 associated with the DZUVEO Agreement.

As of September 30, 2021, deferred contract acquisition costs were negligible and deferred contract acquisition costs amortized during the three and nine months ended September 30, 2021 were $0.3 million.

Contract Liabilities

The following table presents changes in the Company’s contract liabilities for the nine months ended September 30, 2021 (in thousands):

	Balance at Beginning of the Period	Additions	Deductions	Balance at the end of the Period
Contract liabilities:
Deferred revenue – DZUVEO Agreement	$—	$1,237	$—	$1,237
Deferred revenue – Grünenthal Agreements	49	—	(49)	—
Deferred revenue	$49	$1,237	$(49)	$1,237

For the three and nine months ended September 30, 2021 and 2020, the Company recognized the following revenue from performance obligations satisfied or eliminated related to its contract liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$—	$147	$49	$380
Performance obligations eliminated upon termination	—	—	—	2,572
New activities in the period from performance obligations satisfied:
Performance obligations satisfied at a point in time	1,696	205	1,917	392
Total revenue from performance obligations satisfied or eliminated	$1,696	$352	$1,966	$3,344

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

As of September 30, 2021 and December 31, 2020, the accrued balance due under the Loan Agreement with Oxford was $15.3 million and $21.0 million, respectively. Interest expense related to the Loan Agreement was $0.5 million, $0.1 million of which represented amortization of the debt discount, and $1.7 million, $0.5 million of which represented amortization of the debt discount for the three and nine months ended September 30, 2021, respectively, and was $0.7 million, $0.2 million of which represented amortization of the debt discount, and $2.4 million, $0.7 million of which represented amortization of the debt discount, for the three and nine months ended September 30, 2020, respectively.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with Catalent Pharma Solutions, LLC, or Catalent, in contemplation of entering into a commercial supply agreement for its product DSUVIA at a future date. Under the SRA, the Company is building out a suite within Catalent’s production facility in Kansas City. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four installments of $0.5 million through July 2022. As of September 30, 2021 and December 31, 2020, the accrued balance under the SRA was $0.4 million and $0.8 million, respectively, and $1.7 million of these leasehold improvements had been capitalized. The effective interest rate at September 30, 2021 and December 31, 2020 was 14.35%. The leasehold improvements are recorded as property and equipment, net, in the Condensed Consolidated Balance Sheets.

6. Leases

Office Leases

The Company leased office and laboratory space for its former corporate headquarters, located at 301 – 351 Galveston Drive, Redwood City, California, and entered into an agreement to sublease approximately 12,106 square feet of this office and laboratory space.

On March 26, 2021, the Company entered into a Lease Termination Agreement with its landlord and a Sublease Termination Agreement with its sublessee, to terminate the lease and sublease agreements at its former corporate headquarters. The termination of both the lease and sublease was effective on April 30, 2021. As of the date of the Lease Termination Agreement, the Company remeasured its lease liability and recorded a gain of $0.5 million upon derecognition of the lease liability and right of use asset for the master lease, which was included in operating expenses for the nine months ended September 30, 2021. In connection with the Sublease Termination, the remaining deferred costs of $0.3 million were fully amortized through April 30, 2021, the effective date of the Sublease Termination, and included in operating expenses for the nine months ended September 30, 2021.

On March 26, 2021, the Company entered into a Sublease Agreement to sublet space for its new corporate headquarters, located at 25821 Industrial Boulevard, Hayward, California. The Sublease Agreement commencement date was April 1, 2021. The Sublease Agreement is for a period of two years and three months with monthly rental payments of $17,000, including one month of abated rent. On the lease commencement date, the Company recognized an operating lease right-of-use asset in the amount of $0.4 million.

Contract Manufacturing Leases

On April 21, 2021, the Company entered into a Commercial Supply Agreement, or the CSA, with Catalent Pharma Solutions, LLC, or Catalent, effective March 31, 2021, under which Catalent provides certain services to the Company in connection with the processing and packaging of a packaged single dose applicator containing the sublingual tablet 30 mcg sufentanil dosage form contained in the pharmaceutical product, DSUVIA (sufentanil), intended for commercialization.

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

The components of lease expense are presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$343	$305	$1,123	$914
Gain on derecognition of operating lease	—	—	(522)	—
Sublease income	—	(150)	(199)	(449)
Loss on termination of sublease	—	—	331	—
Net lease costs	$343	$155	$733	$465

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

September 30, 2021
Weighted-average remaining term – operating lease (years)	5.21
Weighted-average discount rate – operating lease	12.80%

Future minimum lease payments as of September 30, 2021 are presented in the following table (in thousands):

Year:
2021 (remaining three months)	$237
2022	1,483
2023	1,194
2024	1,040
2025	1,040
2026	1,040
Thereafter	415
Total future minimum lease payments	6,449
Less imputed interest	(1,785)
Total	$4,664

Reported as:

Operating lease liabilities	$4,664
Operating lease liabilities, current portion	(729)
Operating lease liabilities, net of current portion	$3,935

7. Liability Related to Sale of Future Royalties

On September 18, 2015, the Company entered into the Royalty Monetization with PDL for which it received gross proceeds of $65.0 million. Under the Royalty Monetization, PDL was to receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), up to a capped amount of $195.0 million over the life of the arrangement.

The Company periodically assesses the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. During the three months ended June 30, 2020, Grünenthal notified the Company that it was terminating the Amended License Agreement, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory. The rights to market and sell Zalviso in the Zalviso Territory reverted back to the Company on May 12, 2021. There is a continuing obligation on the Company’s part, through the term of the Royalty Monetization with SWK (assignee of PDL), to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. If the Company is unable to find a New Arrangement, a contingent gain of up to approximately $64 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization, there are significant uncertainties surrounding the amount and timing of future payments and the probability of realization of the estimated contingent gain.

The effective interest rate over the life of the liability will be 0% as the Company records interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods. The effective interest income rate for each of the three and nine months ended September 30, 2021 and 2020, was approximately 3.5% and 3.6%, respectively.

The following table shows the activity within the liability account for the nine months ended and the period from inception on September 18, 2015 to September 30, 2021 (in thousands):

	Nine months ended September 30, 2021	Period from inception to September 30, 2021
Liability related to sale of future royalties — beginning balance	$88,471	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(145)	(1,083)
Non-cash interest (income) expense recognized	(2,345)	25,880
Liability related to sale of future royalties as of September 30, 2021	$85,981	$85,981

As royalties are remitted to SWK from ARPI LLC, as described in Note 1 “Organization and Summary of Significant Accounting Policies - Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the balance of the liability will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest (income) expense within its Condensed Consolidated Statements of Comprehensive Loss over the term of the Royalty Monetization. The liability related to the sale of future royalties, current portion, is recorded as accrued liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

On July 6, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names ten of the Company’s officers and directors and asserts state and federal claims based on the same alleged misstatements as the shareholder class action complaint. On September 30, 2021 and October 26, 2021, two additional purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California. The complaints name nine of the Company’s officers and directors and also assert state and federal claims based on the same alleged misstatements as the shareholder class action complaint. All three complaints seek unspecified damages, attorneys’ fees, and other costs. The plaintiffs in the first two derivative actions have agreed to consolidate the cases and stay the action pending the outcome of any motion to dismiss the securities class actions. The Company and individual defendants have not yet been served in the third derivative action. Please see “Item 1A. Risk Factors—Risks of a General Nature—Litigation may substantially increase our costs and harm our business.”

The Company believes that these lawsuits are without merit and intends to vigorously defend against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions.

9. Stockholders’ Equity

Common Stock

Underwritten Public Offering

On January 22, 2021, the Company completed an underwritten public offering in which the Company issued and sold 14,500,000 shares of its common stock to the underwriter at a price of $1.7625 per share. On January 27, 2021, the underwriters exercised their option in full and purchased an additional 2,175,000 shares at a price of $1.7625 per share. The total net proceeds from this offering of an aggregate 16,675,000 shares were approximately $28.9 million.

ATM Agreement

The Company has entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $80.0 million.

There were no shares of common stock sold pursuant to the ATM Agreement during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company issued and sold approximately 3.0 million shares of common stock pursuant to the ATM Agreement, and received net proceeds of approximately $7.5 million, after deducting fees and expenses. There were no shares of common stock sold pursuant to the ATM Agreement during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company issued and sold 876,800 shares of common stock pursuant to the ATM Agreement, respectively, for which the Company received net proceeds of approximately $1.5 million. As of September 30, 2021, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $36.1 million under the ATM Agreement.

Amended Stock Plan

Amended 2020 Plan

On June 17, 2021, at the 2021 Annual Meeting of Stockholders of the Company, upon the recommendation of the Company’s Board of Directors, the Company’s stockholders approved an amendment and restatement of the Company’s 2020 Equity Incentive Plan, or 2020 Plan, or as amended and restated, the Amended 2020 Plan, to increase the number of authorized shares reserved for issuance thereunder by 4,300,000 shares, subject to adjustment for certain changes in the Company’s capitalization. The aggregate number of shares of the Company’s common stock that may be issued under the Amended 2020 Plan will not exceed the sum of: (i) 4,300,000 shares approved in connection with the adoption of the Amended 2020 Plan, (ii) 5,500,000 shares approved in connection with the original adoption of the 2020 Plan, and (iii) certain shares subject to outstanding awards granted under the 2011 Equity Incentive Plan that may become available for issuance under the 2020 Plan and Amended 2020 Plan, as such shares become available from time to time.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and awards made under the Amended 2011 ESPP as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$24	$25	$67	$98
Research and development	216	188	597	572
Selling, general and administrative	981	891	2,818	2,670
Total	$1,221	$1,104	$3,482	$3,340

As of September 30, 2021, there were, in the aggregate, 12,170,713 shares available for grant, 14,376,874 options outstanding and 1,828,448 restricted stock units outstanding under the Company’s equity incentive plans.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	September 30,
	2021	2020
ESPP, RSUs and stock options to purchase common stock	16,475,322	14,669,512
Common stock warrants	176,679	176,679

12. Subsequent Events

Acquisition

On November 14, 2021, the Company and two of its direct wholly owned subsidiaries, AcelRx Intermediate Sub, Inc., or Merger Sub 1, and AcelRx Consolidation Sub, LLC, or Merger Sub 2, Lowell, and the stockholder representative, entered into the Merger Agreement, pursuant to which, among other things, (a) Merger Sub 1 will merge with and into Lowell and Lowell will continue as the initial surviving company and the Company’s direct wholly owned subsidiary, or the First Merger, and (b) the initial surviving company will merge with and into Merger Sub 2 and Merger Sub 2 will continue as the surviving company and the Company’s direct wholly owned subsidiary, or the Second Merger and, together with the First Mergers, the Mergers.

Pursuant to the Merger Agreement, the Company will acquire Lowell in a transaction valued at approximately $32.5 million plus net cash acquired, and subject to certain other adjustments. The transaction value includes approximately $26.0 million of contingent consideration payable upon the achievement of regulatory and sales-based milestones. If the acquisition of Lowell is completed, an amount of shares of AcelRx common stock valued at approximately $6.5 million will be issued to Lowell securityholders at the closing, subject to the condition to closing that Lowell has at least $3.5 million in cash at the closing and assuming certain stockholders of Lowell elect to receive merger consideration up to $3.5 million payable in cash. If those stockholders do not elect to receive cash, the amount of shares of common stock issued by the Company will be greater. The merger consideration is payable upon the closing of the First Merger in shares of AcelRx’s common stock, and, at the option of certain Lowell stockholders, in cash to such stockholder. The Merger Agreement has been approved by the board of directors of the Company and Lowell. The closing of the Mergers is expected in the fourth quarter of 2021, subject to certain closing conditions. For additional information regarding the Merger Agreement, see “Part II. Other Information - Item 5. Other Information” in this Form 10-Q.

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

Our Portfolio

The following table summarizes our portfolio of products and product candidates.

Product/Product Candidate	Description	Target Use	Status
DSUVIA®	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically supervised setting, administered by a healthcare professional	Received U.S. Food and Drug Administration, or FDA, approval in November 2018; commercial launch began first quarter of 2019.

DZUVEO®	Sufentanil sublingual tablet, 30 mcg	Moderate-to-severe acute pain in a medically monitored setting, administered by a healthcare professional	Granted European Commission, or EC, marketing approval in June 2018. Sunset date extended to December 31, 2022 by EC. To be commercialized in Europe by Laboratoire Aguettant, or Aguettant.

Zalviso®	Sufentanil sublingual tablet system, 15 mcg	Moderate-to-severe acute pain in the hospital setting, administered by the patient as needed

In the U.S., positive results from Phase 3 trial, IAP312, announced in August 2017. Currently evaluating the timing of the resubmission of the New Drug Application, or NDA, which is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

Approved in the European Union, where it was marketed commercially by Grünenthal GmbH, or Grünenthal, through May 12, 2021.

Ephedrine	Ephedrine pre-filled syringe, containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection	Clinically important hypotension occurring in the setting of anesthesia	Product candidate licensed from Laboratoire Aguettant, or Aguettant, preparing a New Drug Application, or NDA, for submission to FDA. Approved in the European Union, owned and marketed by Aguettant.

Phenylephrine	Phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection	Clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia.	Product candidate licensed from Aguettant, preparing NDA for submission to FDA. Approved in the European Union, marketed by Aguettant.

ARX-02	Higher Strength Sufentanil Sublingual Tablet	Cancer breakthrough pain in opioid-tolerant patients

Phase 2 clinical trial and End of Phase 2 meeting completed. Investigational New Drug, or IND, application was inactivated.

Future development contingent upon identification of corporate partnership resources.

ARX-03	Combination Sufentanil/Triazolam Sublingual Tablet	Mild sedation and pain relief during painful procedures in a physician’s office	Phase 2 clinical trial and End of Phase 2 meeting completed. IND application was inactivated. Future development contingent upon identification of corporate partnership resources.

Acquisition

On November 14, 2021, we and two of our direct wholly owned subsidiaries, AcelRx Intermediate Sub, Inc., or Merger Sub 1, and AcelRx Consolidation Sub, LLC, or Merger Sub 2, Lowell Therapeutics, Inc., or Lowell, and the stockholder representative, entered into the Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, (a) Merger Sub 1 will merge with and into Lowell and Lowell will continue as the initial surviving company and our direct wholly owned subsidiary, or the First Merger, and (b) the initial surviving company will merge with and into Merger Sub 2 and Merger Sub 2 will continue as the surviving company and our direct wholly owned subsidiary, or the Second Merger and, together with the First Merger, the Mergers.

Pursuant to the Merger Agreement, we will acquire Lowell in a transaction valued at approximately $32.5 million plus net cash acquired, and subject to certain other adjustments. The transaction value includes approximately $26.0 million of contingent consideration payable upon the achievement of regulatory and sales-based milestones. If the acquisition of Lowell is completed, an amount of shares of AcelRx common stock valued at approximately $6.5 million will be issued to Lowell securityholders at the closing, subject to the condition to closing that Lowell has at least $3.5 million in cash at the closing and assuming certain stockholders of Lowell elect to receive merger consideration up to $3.5 million payable in cash. If those stockholders do not elect to receive cash, the amount of shares of common stock issued by AcelRx will be greater. The merger consideration is payable upon the closing of the First Merger in shares of AcelRx’s common stock, and, at the option of certain Lowell stockholders, in cash to such stockholder. The Merger Agreement has been approved by the board of directors of AcelRx and Lowell. The closing of the Mergers is expected in the fourth quarter of 2021, subject to certain closing conditions. For additional information regarding the Merger Agreement, see “Part II. Other Information - Item 5. Other Information” in this Form 10-Q.

Out-License Agreement (DZUVEO)

On July 14, 2021, we entered into a License and Commercialization Agreement, or the DZUVEO Agreement, with Aguettant pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Territory, for the management of acute moderate to severe pain in adults in medically monitored settings. We will supply Aguettant with primary packaged product and Aguettant will then complete secondary packaging of the finished product. We are entitled to receive up to €47.0 million in a combination of up-front and sales-based milestone payments, of which we received €2.5 million, or approximately $2.9 million, in the third quarter of 2021. Refer to Note 1 “Organization and Summary of Significant Accounting Policies” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

In-License Agreement

On July 14, 2021, we entered into a License and Commercialization Agreement, or the PFS Agreement, with Aguettant pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant will supply the Company with the products for use in commercialization, if they are approved in the U.S. Aguettant is entitled to receive up to $24 million in sales-based milestone payments. Refer to Note 1 “Organization and Summary of Significant Accounting Policies” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

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

As a result of COVID-19 and related international travel restrictions, the timing for testing and acceptance of our DSUVIA fully automated packaging line, and subsequent FDA approval, has been delayed. Based on our best estimate, now that the line has been installed, we expect FDA approval in 2022.

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

Our net loss for the three and nine months ended September 30, 2021 was $8.4 million and $27.2 million, respectively, compared to net losses of $8.9 million and $31.5 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $465.7 million. As of September 30, 2021, we had cash, cash equivalents and short-term investments totaling $48.7 million compared to $42.9 million as of December 31, 2020.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and nine months ended September 30, 2021, from those previously disclosed in our Annual Report, except to reflect that we apply the graded-vesting attribution method to awards with market conditions that include graded-vesting features. Additionally, we use the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.

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

Three and Nine Months Ended September 30, 2021 and 2020

Revenue

Product Sales Revenue

Product sales revenue consists of sales of DSUVIA in the U.S. and, prior to May 13, 2021, Zalviso in Europe.

Product sales revenue by product for the three and nine months ended September 30, 2021 and 2020, was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
DSUVIA	$160	$935	$(775)	(83)%	$733	$1,092	$(359)	(33)%
Zalviso	—	352	(352)	(100)%	270	772	(502)	(65)%
Total product sales revenue	$160	$1,287	$(1,127)	(88)%	$1,003	$1,864	$(861)	(46)%

The decrease in product sales revenue for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was primarily the result of a significant purchase from the Department of Defense in the third quarter of 2020 and the termination of the Collaboration and License Agreement and the Manufacture and Supply Agreement, or the Grünenthal Agreements, pursuant to which Grünenthal sold Zalviso in the European Union through May 12, 2021.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue included revenue under the DZUVEO Agreement related to the upfront payment received in the third quarter of 2021, and prior to May 13, 2021, under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the sale of the majority of our royalty rights and certain commercial sales milestones under the Grünenthal Agreements to SWK Funding, LLC, or SWK, (assignee of PDL BioPharma, Inc., or PDL), in a transaction referred to as the Royalty Monetization, and royalty revenue for sales of Zalviso in Europe.

Contract and other collaboration revenue for the three and nine months ended September 30, 2021 and 2020, was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
License revenue	$1,696	$—	$1,696	100%	$1,696	$—	$1,696	100%
Non-cash royalty revenue related to Royalty Monetization	—	61	(61)	(100)%	83	181	(98)	(54)%
Royalty revenue	—	20	(20)	(100)%	28	61	(33)	(54)%
Other revenue	6	—	6	100%	6	2,572	(2,566)	(100)%
Total contract and other collaboration revenue	$1,702	$81	$1,621	2,001%	$1,813	$2,814	$(1,001)	(36)%

As of September 30, 2021, we granted Aguettant the license rights to DZUVEO in the European Union. Accordingly, for the three and nine months ended September 30, 2021, we recognized $1.7 million of the $2.9 million upfront fee as license revenue under the DZUVEO Agreement. In May 2020, Grünenthal terminated the Grünenthal Agreements, accordingly the rights to market and sell Zalviso in Europe reverted back to us on May 12, 2021. Upon notification of early termination by Grünenthal, we recognized approximately $2.6 million of deferred revenue for the discount on Zalviso manufacturing services which were no longer a performance obligation.

Cost of Goods Sold

We commenced commercial sales of DSUVIA in the first quarter of 2019.

Total cost of goods sold for the three and nine months ended September 30, 2021 and 2020, was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
Direct costs	$134	$771	$(637)	(83)%	$569	$1,396	$(827)	(59)%
Indirect costs	305	1,080	(775)	(72)%	1,950	3,336	(1,386)	(42)%
Total costs of goods sold	$439	$1,851	$(1,412)	(76)%	$2,519	$4,732	$(2,213)	(47)%

Direct costs from contract manufacturers for DSUVIA and Zalviso totaled $0.1 million and $0.6 million, respectively, in the three and nine months ended September 30, 2021, and included inventory impairment charges of $0.1 and $0.2 million, respectively, primarily related to DSUVIA and Zalviso component parts inventory. Direct costs from contract manufacturers for DSUVIA and Zalviso in the three and nine months ended September 30, 2020 totaled $0.8 million and $1.4 million, respectively, and included inventory impairment charges of $0.2 million and $0.6 million, respectively. In the nine months ended September 30, 2020, $0.3 million of these charges related to the termination of the Grünenthal Agreements, while $0.3 million related to DSUVIA inventory, primarily inventory that may expire before being sold. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA and Zalviso totaled $0.3 million and $2.0 million in the three and nine months ended September 30, 2021, respectively, while the indirect costs to manufacture DSUVIA and Zalviso totaled $1.1 million and $3.3 million for the three and nine months ended September 30, 2020, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses.

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

Below is a summary of our research and development expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
Drug Indication/Description	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
DSUVIA	$646	$187	$459	245%	$990	$667	$323	48%
Zalviso	20	43	(23)	(53)%	32	75	(43)	(57)%
Overhead	750	726	24	3%	2,087	2,439	(352)	(14)%
Total research and development expenses	$1,416	$956	$460	48%	$3,109	$3,181	$(72)	(2)%

Research and development expenses for the three months ended September 30, 2021 increased by $0.5 million as compared to the three months ended September 30, 2020, primarily due to increased Catalent manufacturing-related DSUVIA development expenses. Research and development expenses for the nine months ended September 30, 2021 decreased as compared to the nine months ended September 30, 2020, primarily due to decreases in personnel-related overhead expenses and Zalviso-related spending, partially offset by increased Catalent manufacturing-related DSUVIA development expenses.

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

Total selling, general and administrative expenses for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
Selling, general and administrative expenses	$8,640	$7,598	$1,042	14%	$24,978	$28,484	$(3,506)	(12)%

Selling, general and administrative expenses increased by $1.0 million and decreased by $3.5 million during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, respectively. The increase for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 was primarily due to a $0.5 million increase in business development expenses, a $0.3 million increase in legal fees, primarily related to the DZUVEO and PFS Agreements, and net increases of $0.2 million in other selling, general and administrative expenses. The decrease for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, is primarily due to a $2.2 million reduction in personnel-related costs, a decrease in business development expenses of $0.8 million, a $0.6 million reduction in DSUVIA commercialization-related expenses, such as travel, offset by net increases in other selling, general and administrative expenses of $0.1 million.

In March 2020, we eliminated 30 positions, mainly within the commercial organization. For additional information regarding the Restructuring Costs see Note 1 “Organization and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Other Income (Expense)

Total other income (expense) for the three and nine months ended September 30, 2021 and 2020, was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
	(In thousands, except percentages)
Interest expense	$(538)	$(824)	$286	(35)%	$(1,824)	$(2,551)	$727	(28)%
Interest income and other income, net	32	106	(74)	(70)%	92	311	(219)	(70)%
Non-cash interest income (expense) on liability related to sale of future royalties	764	825	(61)	(7)%	2,345	2,502	(157)	(6)%
Total other income (expense)	$258	$107	$151	141%	$613	$262	$351	134%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, primarily as a result of a lower outstanding loan balance. As of September 30, 2021, the accrued balance due under the Loan Agreement with Oxford was $15.3 million. Refer to Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

Interest income and other income (expense), net, for the three and nine months ended September 30, 2021 and 2020, primarily consisted of the change in the fair value of our contingent put option and interest earned on our investments. Interest income decreased in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, primarily due to the change in the fair value of our contingent put option and lower yields on our investments.

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

The effective interest income rate for each of the three and nine months ended September 30, 2021 and 2020, was approximately 3.5% and 3.6%, respectively. We anticipate that we will record approximately $3 million in non-cash interest income related to the Royalty Monetization for the year ending December 31, 2021.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2021 and may incur significant losses and negative cash flows from operations in the future. We have funded our operations primarily through issuance of equity securities, borrowings, payments from Grünenthal, the monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding of approximately $22.6 million from the DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019 and the upfront payment under the DZUVEO Agreement with Aguettant.

As of September 30, 2021, we had cash, cash equivalents and investments totaling $48.7 million compared to $42.9 million as of December 31, 2020. The increase was primarily due to net proceeds received from the issuance of common stock in connection with equity offerings in the first quarter of 2021, partially offset by cash required to fund our continuing operations, including debt service, as we continued our commercialization activities for DSUVIA, including installation of our fully automated packaging line for DSUVIA, and business development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next twelve months; however, our expectations may change depending on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the negative impact on sales volumes as our sales force is limited in its access to potential customers, our expenditures related to the United States commercial launch of DSUVIA and the timing of business development activities. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

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

We entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. As of September 30, 2021, we had issued and sold an aggregate of approximately 14.2 million shares of common stock pursuant to the ATM Agreement, for which we had received net proceeds of approximately $42.6 million, after deducting commissions, fees and expenses of approximately $1.2 million. As of September 30, 2021, we have the ability to sell approximately $36.1 million of our common stock under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan. After deducting all loan initiation costs and outstanding interest on the prior loan agreement with Hercules, we received $15.9 million in net proceeds. As of September 30, 2021, the accrued balance under the Loan Agreement was $15.3 million. For more information, see Note 5 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(21,998)	$(32,178)
Net cash (used in) provided by investing activities	(21,684)	28,364
Net cash provided by financing activities	29,679	9,103

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

Cash used in operating activities of $22.0 million during the nine months ended September 30, 2021, reflected a net loss of $27.2 million, partially offset by aggregate non-cash charges of $3.3 million and included an approximate $1.9 million net change in our operating assets and liabilities. Non-cash charges included $3.5 million for stock-based compensation expense, $2.3 million in non-cash interest income on the liability related to the Royalty Monetization, and $1.5 million in depreciation and amortization expense. The net change in our operating assets and liabilities included a $1.2 million increase in deferred revenue.

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

During the nine months ended September 30, 2021, cash used in investing activities of $21.7 million was primarily the net result of $53.8 million for purchases of investments and $1.8 million for purchases of property and equipment, partially offset by $34.0 million in proceeds from the sale and maturity of investments. During the nine months ended September 30, 2020, cash provided by investing activities of $28.4 million was the net result of $67.4 million in proceeds from maturity of investments, offset by $38.8 million for purchases of investments and purchases of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the nine months ended September 30, 2021, cash provided by financing activities of $29.7 million was primarily due to $36.4 million in net proceeds received in connection with equity financings, partially offset by $6.7 million used for payment of long-term debt. During the nine months ended September 30, 2020, cash provided by financing activities was primarily due to $11.4 million in net proceeds received in connection with equity financings, and $0.4 million in net proceeds received through our equity plans, partially offset by $2.6 million used for payment of long-term debt.

Operating Capital and Capital Expenditure Requirements

Our current operating plan includes expenditures related to the continued launch of DSUVIA in the United States. This plan includes an assumption that COVID-19 related restrictions will not increase considerably, and includes anticipated activities required to resubmit the Zalviso NDA and anticipated activities required for preparation and submission of the NDAs for our two in-licensed product candidates from Aguettant. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of our product candidates in the United States and intend to update our cash forecasts accordingly. Our forecast that our existing capital resources will permit us to meet our capital and operational requirements through at least the next twelve months is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Off-Balance Sheet Arrangements

Through September 30, 2021, we have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters under the caption “Part I. Financial Information—Item 1. Financial Statements—Note 8, Legal Proceedings.”

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

●	The success of our Merger Agreement with Lowell Therapeutics, Inc, or Lowell, including our ability to satisfy the required closing conditions, and realize the expected benefits and potential value creation related to the proposed acquisition;
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

If we are unable to maintain or grow our sales and marketing capabilities or enter into agreements with third parties to market and sell our products and, if approved, our product candidates, we may be unable to generate sufficient product revenue.*

In order to commercialize DSUVIA and, if approved, our product candidates in the United States, we must maintain or grow internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. We have entered into agreements with third parties for the distribution of DSUVIA and may enter into such agreements for our product candidates, if approved, in the United States, including the product candidates we in-licensed from Laboratoire Aguettant, or Aguettant, in July 2021 pursuant to a License and Commercialization Agreement, or the PFS Agreement; however, if these third parties do not perform as expected or there are delays in establishing such relationships, our ability to effectively distribute products would suffer.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, any research, clinical development, manufacturing or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. For example, we have a continuing obligation, through the term of the Royalty Monetization with SWK, to use commercially reasonable efforts to negotiate a New Arrangement following Grünenthal’s termination of our collaboration agreement for the commercialization of Zalviso in Europe. More generally, if we are unable to establish and maintain collaborative relationships on acceptable terms we may have to undertake development and commercialization activities at our own expense.

We may experience difficulties in retaining our existing employees and managing our operations, including our continued commercialization of DSUVIA.*

We need to retain and maintain our existing sales, managerial, operational, finance and other personnel and resources in order to continue the commercialization of DSUVIA and manage our operations. Our current infrastructure may be inadequate to support our strategy and any future workforce reduction, such as the reduction that eliminated approximately 33% of our workforce in March 2020 in connection with a strategic transaction, may be disruptive to our operations, may negatively affect our productivity, and may constrain our commercialization activities. For example, a workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, negatively impacting employee morale and our corporate culture, or increased difficulties in our day-to-day operations, and prevent us from successfully commercializing DSUVIA as rapidly as planned. If we encounter such unanticipated consequences, we may have difficulty retaining and attracting personnel. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business. Furthermore, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost reduction plan, due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the cost reduction plan, our operating results and financial condition would be adversely affected.

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

Obtaining hospital or other health care facility formulary approvals can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approvals to allow us to sell our products into our target markets. In particular, the COVID-19-related restrictions on our commercial and medical affairs teams’ access to hospitals and other health care facilities has adversely impacted the number of formulary approvals we achieved to date, and for as long as these restrictions remain in place, or new restrictions are implemented, we may have limited visibility or difficulties in obtaining these formulary approvals. Failure to obtain timely formulary approvals will limit our commercial success. In order to obtain formulary approvals, we often are required to complete evaluation programs whereby DSUVIA, or our product candidates, if approved, are used on a limited basis for certain patient types. The evaluation period may last several months and there can be no assurance that use during the evaluation period will lead to formulary approvals of DSUVIA, or our product candidates, if approved. Further, even successful formulary approvals are subject to certain restrictions based on patient type or hospital protocol. Failure to obtain timely formulary approvals for DSUVIA, or our product candidates, if approved, would materially adversely affect our ability to attain or sustain profitable operations.

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

Furthermore, market acceptance and sales of our products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DSUVIA or our product candidates, if approved, in the United States, or DZUVEO or Zalviso in Europe. Also, reimbursement amounts may reduce the demand for, or the price of, our products. For example, studies of DZUVEO in Europe may be needed to ensure premium reimbursement in certain countries. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize DSUVIA or our product candidates, if approved, in the United States, or DZUVEO or Zalviso in Europe.

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

Risks Related to Our Planned Acquisition of Lowell Therapeutics, Inc.

The failure to complete our planned acquisition of Lowell Therapeutics, Inc. in a timely manner or at all, may adversely affect our business and our stock price.

Our and Lowell Therapeutics, Inc.’s, or Lowell’s, obligations to consummate our planned acquisition of Lowell are subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the Agreement and Plan of Merger and the transactions contemplated therein by the stockholders of Lowell; (ii) the absence of any law or governmental order enacted, issued, promulgated, enforced, threatened or entered by a governmental entity restraining, enjoining or prohibiting the consummation of the Mergers or any of the other transactions contemplated by the Merger Agreement; (iii) compliance in all material respects with certain agreements and covenants; (iv) certain document delivery requirements; (v) subject to certain qualifications, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement; and (vi) any regulatory approvals that are required by law shall have been obtained or shall have occurred or the applicable waiting period shall have expired. In addition, our obligation to consummate our planned acquisition of Lowell are subject to the satisfaction or waiver of certain other conditions, including, among others, (i) the absence of certain legal proceedings wherein an unfavorable result could reasonably be expected to prevent consummation of the transactions contemplated by the Merger Agreement, cause such transactions to be rescinded following consummation, or be material to us or Lowell; (ii) stockholders of Lowell representing on hundred percent (100%) of the issued and outstanding shares of the Lowell and all Lowell option holders shall have executed and delivered joinders to the Merger Agreement; (iii) Lowell shall have no less than $3.5 million in immediately available funds; (iv) stockholders representing not more than ten percent (10%) of issued and outstanding shares of Lowell shall have indicated they are seeking appraisal rights; and (v) the absence of any material adverse effect on Lowell since the date of the Merger Agreement. We cannot provide assurance that these or the other conditions to the completion of the planned acquisition of Lowell will be satisfied in a timely manner or at all. In addition, other factors may affect when and whether the acquisition will occur. If our planned acquisition of Lowell is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the planned acquisition. Furthermore, if the planned acquisition of Lowell is not completed and the Merger Agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

●

we have incurred and will continue to incur costs relating to the planned acquisition (including significant legal fees) and these costs are payable by us whether or not the planned acquisition is completed;

●

matters relating to the planned acquisition may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

●	we may be subject to legal proceedings related to the acquisition or the failure to complete the acquisition;
●	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and
●	any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, suppliers, collaboration partners and employees, may continue or intensify in the event the Mergers are not consummated.

Uncertainty about our planned acquisition of Lowell may adversely affect our business and stock price, whether or not the planned acquisition is completed.

We are subject to risks in connection with the announcement and pendency of our planned acquisition of Lowell, including the pendency and outcome of any legal proceedings against us, our directors and others relating to the planned acquisition and the risks from possibly foregoing opportunities we might otherwise pursue absent the planned acquisition of Lowell. Furthermore, uncertainties about the planned acquisition may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and other personnel.

In addition, in response to the announcement of our planned acquisition of Lowell, our existing or prospective customers, suppliers or collaboration partners may:

●	delay, defer or cease purchasing our products or providing goods or services to us;
●	delay or defer other decisions concerning us, or refuse to extend credit terms to us;
●	cease further joint development activities; or
●	otherwise seek to change the terms on which they do business with us.

While we are attempting to address these potential risks with our existing and prospective customers, suppliers or collaboration partners, they may be reluctant to purchase our products, supply us with goods and service or continue collaborations due to the potential uncertainty about the direction of our product offerings and the support and service of our products after we complete the planned acquisition of Lowell.

We may fail to realize the benefits expected from our planned acquisition of Lowell, which could adversely affect our stock price.

Our planned acquisition of Lowell, if completed, will be our largest acquisition to date. The anticipated benefits we expect from the planned acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and Lowell, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock following the completion of the planned acquisition could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the planned acquisition of Lowell will depend, in part, on our ability to integrate the business, operations and products of Lowell successfully and efficiently with our business. The challenges involved in this integration include, but are not limited to, (i) difficulties entering new markets and integrating new product candidates with which we have no or limited direct prior experience; and (ii) successfully managing relationships with our combined supplier base.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of Lowell. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities we are assuming in the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the acquisition could decline to the extent the combined company’s financial results are materially affected by any of these events.

The issuance of shares of our common stock in connection with the planned acquisition of Lowell will dilute our stockholders’ ownership interest in us.

Pursuant to the Merger Agreement, we will acquire Lowell in a transaction valued at approximately $32.5 million plus net cash  acquired, and subject to certain other adjustments. The transaction value includes approximately $26.0 million of contingent consideration payable upon the achievement of regulatory and sales-based milestones. If the acquisition of Lowell is completed, up to an amount of common stock valued at approximately $6.5 million will be issued to Lowell securityholders at the closing, subject to the condition to closing that Lowell has at least $3.5 million in cash at the closing and assuming that certain stockholders of Lowell elect to receive merger consideration up to $3.5 million payable in cash. If those stockholders do not elect to receive cash, the amount of shares of common stock issued by the Company will be greater. This issuance of shares of our common stock will dilute your ownership interest in us, and you will have a reduced ownership and voting interest in us following the completion of this transaction. In addition, if we elect to settle any contingent value rights through the issuance of additional shares of common stock, you will experience further dilution.

Risks Related to Clinical Development and Regulatory Approval

Our expectations for FDA approvability of the Aguettant pre-filled syringe products may be inaccurate, and we may be required to conduct additional manufacturing, nonclinical or clinical development work in order to obtain FDA approval for these products, which would add to our expenses and delay any associated revenue.*

On July 14, 2021, we entered into the PFS Agreement with Aguettant pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant will supply us with the products for use in commercialization, if they are approved in the U.S.  Our current expectation is that the PFS products will be approvable by the FDA without additional manufacturing, nonclinical or clinical development, but we have not met with FDA yet to obtain their feedback on the available data to support the PFS products.  If, after meeting with the FDA, we determine that additional development work will be needed for U.S. approval, we would incur additional expense and be delayed in obtaining any revenue from the PFS products.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. Aspects of the Affordable Care Act that may impact our business include:

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We expect that the Affordable Care Act and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has also been delayed until January 1, 2023. Further, on November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade (i.e., arbitrage between low-priced and high-priced countries). If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

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

Adverse events, or AEs, caused by Zalviso could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt any future FDA-required clinical trials and could result in the denial of regulatory approval. Phase 2 clinical trials we conducted with Zalviso did generate some AEs, but no significant adverse events, or SAEs, related to the trial drug. In our Phase 3 active-comparator clinical trial (IAP309), 8% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (11% in the IV patient-controlled morphine group), and we observed three SAEs that were assessed as possibly or probably related to study drug (one- respiratory depression in the Zalviso group and two- abdominal distension and ileus in the IV patient-controlled morphine group). In our Phase 3, double-blind, placebo-controlled, abdominal surgery trial (IAP310), 6% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (9% in placebo group). There were no SAEs determined to be related to study drug. In our Phase 3, double-blind, placebo-controlled, orthopedic surgery trial (IAP311), 7% of Zalviso-treated patients dropped out of the trial prematurely due to an AE (7% in placebo group). Four patients (three in the Zalviso group and one in the placebo group) experienced an SAE considered possibly or probably related to the trial drug by the investigator. The SAEs possibly or probably attributed to Zalviso were severe oxygen saturation decrease, sinus tachycardia and confusional state. In our Phase 3 multicenter, open-label study of Zalviso (IAP312), 3% of patients dropped out prematurely due to an AE. Five patients experienced SAEs in the IAP312 study and none of these were considered possibly or probably related to the study drug by the investigator.

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

Advertising and promotional materials must comply with FDA rules concerning the advertising and promotion of DSUVIA and are subject to FDA review, in addition to other potentially applicable federal and state laws. Failure to comply with these regulations can result in the receipt of warning letters and further liability if off-label promotion is involved. For example, on February 11, 2021, we received a warning letter from the Office of Prescription Drug Promotion, or OPDP, of the FDA relating to a banner advertisement we submitted to the OPDP on December 6, 2019, and a tabletop display we submitted on February 28, 2020, and resubmitted to the OPDP at its request on September 23, 2020. We submitted the materials to the OPDP pursuant to the FDA requirement that sponsors submit all promotional materials to the FDA at the time of their initial dissemination or publication. The FDA’s concerns identified in the letter include its view that the promotional material makes misleading claims and representations about the risks and efficacy of DSUVIA because the material does not reveal facts that are material in light of the representations made. As a result, we conducted a review of our marketing materials to identify any potential revisions in light of the letter. We responded to the FDA within the timeframe requested in the letter and, on March 23, 2021, held a teleconference with OPDP to seek guidance and clarification on the concerns raised in the letter. Following our meeting with OPDP, we conducted a further review of our marketing materials to identify any potential revisions in light of the letter and OPDP’s guidance. We submitted a second response to FDA on April 7, 2021, and on June 17, 2021 we announced that the FDA agreed with our proposed plan to update certain promotional materials, including providing a letter to healthcare professionals, or the DHCP letter, explaining the corrections to the discontinued promotional materials. We will also include this DHCP letter on the DSUVIA.com website for a period of eight months. Although we believe we have updated all promotional materials currently in use by our commercial team to address the FDA's concerns and we expect to receive a close-out letter from the FDA after the DHCP letters have been sent to the identified healthcare professionals and the letter has been posted on the website for eight months, we cannot give any assurances that we will receive such close-out letter or that we will not receive additional FDA warning letters in the future. If approved, Zalviso will be subject to these same requirements.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2021 and may continue to incur losses in the future.*

We have incurred significant net losses in each year since our inception in July 2005, and as of September 30, 2021, we had an accumulated deficit of $465.7 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from Grünenthal, the monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the Department of Defense, or DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019 and the upfront payment under the DZUVEO Agreement with Aguettant. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA, manufacturing and supply activities for DZUVEO, and research and development activities for Zalviso and the PFS Products, including the FDA regulatory review of the Zalviso NDA, once resubmitted. If DSUVIA is not successfully commercialized in the U.S., if our product candidates are not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

We have not yet generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone and with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA and began the commercial launch of DSUVIA in the United States, we may never generate enough revenues from sales of DSUVIA, or our product candidates, if approved, in the United States to become profitable. Although the EC granted marketing approval of DZUVEO in June 2018, we only recently entered into the DZUVEO Agreement with Aguettant to commercialize DZUVEO in Europe and there can be no assurance that Aguettant will successfully commercialize DZUVEO. Although we had a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal was unable to achieve a level of commercial sales of Zalviso to trigger sales milestone payments that would have been payable to us. The Grünenthal Agreements have been terminated and Grünenthal’s rights to market and sell Zalviso reverted back to us on May 12, 2021.

In September 2015, we consummated a monetization transaction with PDL pursuant to which we sold to PDL for $65.0 million 75% of the European royalties from sales of Zalviso and 80% of the first four commercial milestones under the Amended License Agreement, subject to a capped amount. PDL sold its royalty interest for Zalviso to SWK in 2020. As mentioned above, Grünenthal has terminated the Grünenthal Agreements and the rights reverted back to us on May 12, 2021. Per the terms of the Royalty Monetization, we are obligated to use commercially reasonable efforts to negotiate a New Arrangement. Accordingly, even if we are able to enter into a New Arrangement, and that licensee is successful in commercializing Zalviso in Europe, we will receive only a portion of any royalties until the capped amount owing under the Royalty Monetization is reached. We do not anticipate generating significant near-term revenues from DSUVIA or our product candidates, if approved, in the United States. Our ability to generate future revenues from product sales depends heavily on our success in:

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

During the pilot and launch phases in the various European countries, Grünenthal reported certain issues from HCPs with the initial set up of the Zalviso controllers before being given to patients for use. To address the issues, we assisted Grünenthal with implementing additional training for HCPs and revised the controller software. Controllers with the revised software, which were delivered in December 2016, underwent extensive bench testing and we believe we successfully addressed the issues presented. Additional devices were delivered beginning in early 2017. Controllers with the U.S. version of the revised software were also used in the IAP312 clinical study that was initiated in September 2016. There can be no assurance that the issues identified in the initial pilot and launch phases by Grünenthal will not have a material adverse impact on future sales of Zalviso in Europe under a New Arrangement. Further, if new issues occur, there may be a material adverse impact on the future sales of Zalviso in Europe under a New Arrangement which may have a negative impact on future revenues received and recognized by us.

We did not realize the expected benefits from our collaboration with Grünenthal, and may not realize the expected benefits from any New Arrangement, due to a number of important factors, including:

•

The timing and amount of any payments we may receive under our agreements will depend on, among other things, the efforts, allocation of resources, and successful commercialization of Zalviso by any future collaboration partner in Europe;

•	Grünenthal changed the focus of its commercialization efforts to pursue higher-priority programs and any future collaboration partner may do the same;
•	Grünenthal stopped its commercialization efforts in countries where it had the sole right to commercialize Zalviso, requiring us to find another collaboration partner for Zalviso in Europe; and
•	Grünenthal terminated its agreements with us, and any future collaboration partner may also terminate any future agreement with us, adversely affecting our potential revenue from Zalviso;

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

As of September 30, 2021, we had approximately $15.3 million of accrued debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

Ethanol, which is used in the manufacturing process for our sufentanil sublingual tablets, is flammable, and sufentanil is a highly potent, Schedule II controlled substance. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil sublingual tablets. There are a limited number of facilities that can accommodate our manufacturing process and we or our partners need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our or our partners’ equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one manufacturer to produce our sufentanil sublingual tablets. Any problems with our or our partners’ facilities or equipment may impair our ability to successfully commercialize DSUVIA or Zalviso, if approved, and to complete our clinical trials, and increase our cost.

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

For DSUVIA, we currently package the finished goods under a manual process and would package DZUVEO in the same manner. The capacity and cost to package the goods under this manual process are not optimal to support successful future sales of DSUVIA and DZUVEO. We have purchased and installed an automated filling and packaging line to support increased capacity packaging for DSUVIA and DZUVEO. Despite the delays we experienced due to the impact of COVID-19, we have now completed the acquisition and installation of this line; however, there can be no assurance that we will be able to successfully complete the qualification and validation of this line and obtain the necessary regulatory approvals to manufacture product on this line.

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

In addition, we receive inquiries relating to potential strategic transactions, including collaborations, licenses, and acquisitions. Such potential transactions may divert the attention of management and may cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of September 30, 2021, we are the owner of record of 93 issued patents worldwide. These issued patents cover AcelRx’s sufentanil sublingual tablet, medication delivery devices and other platform technology. These issued patents include patents we have listed in the FDA’s Orange Book for DSUVIA, and patents expected to provide coverage until 2031. These issued patents also include a European patent covering the DZUVEO device that is expected to provide coverage until at least 2036.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $0.93 and $2.77 during the first nine months of 2021, and between $0.76 and $2.07 during the year ended December 31, 2020. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.*

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of complete response letters, warnings letters, such as the warning letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs. Following receipt of the FDA’s warning letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. On June 30, 2021 and September 30, 2021, two purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. Please see “Part II. Other Information—Item 1. Legal Proceedings” for additional information about this pending legal proceeding. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if AcelRx experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Merger Agreement

On November 14, 2021, we and two of our direct wholly owned subsidiaries, AcelRx Intermediate Sub, Inc., or Merger Sub 1, and AcelRx Consolidation Sub, LLC, or Merger Sub 2, Lowell Therapeutics, Inc., or Lowell, and the stockholder representative, entered into an Agreement and Plan of Merger, or Merger Agreement, pursuant to which, among other things, (a) Merger Sub 1 will merge with and into Lowell and Lowell will continue as the initial surviving company and our direct wholly owned subsidiary, or the First Merger, and (b) the initial surviving company will merge with and into Merger Sub 2 and Merger Sub 2 will continue as the surviving company and our direct wholly owned subsidiary, or the Second Merger and, together with the First Merger, the Mergers.

Pursuant to the Merger Agreement, we will acquire Lowell in a transaction valued at approximately $32.5 million plus net cash acquired, and subject to certain other adjustments. The transaction value includes approximately $26.0 million of contingent consideration payable upon the achievement of regulatory and sales-based milestones. If the acquisition of Lowell is completed, an amount of shares of AcelRx common stock valued at approximately $6.5 million will be issued to Lowell securityholders at the closing, subject to the condition to closing that Lowell has at least $3.5 million in cash at the closing and assuming that certain stockholders of Lowell elect to receive merger consideration up to $3.5 million payable in cash. If those stockholders do not elect to receive cash, the amount of shares of common stock issued by the Company will be greater. The merger consideration is payable at closing of the First Merger in shares of our common stock, and, at the option of certain Lowell stockholders, in cash to such stockholders, as discussed below. Our board of directors (i) determined that the terms of the Mergers are fair to, advisable and in the best interest of AcelRx and its stockholders, and (ii) authorized and approved the execution, delivery and performance of the Merger Agreement and approved the Mergers and the other transactions contemplated thereby.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the First Merger, or the First Effective Time:

●	each share of Series B preferred stock, par value $0.0001 per share, of Lowell issued and outstanding immediately prior to the First Effective Time (other than shares owned by AcelRx, its affiliates, Lowell or by stockholders of Lowell who have properly demanded appraisal rights in accordance with Delaware law and not withdrawn or lost such rights, or Cancelled and Dissenting Shares) will be automatically converted into the right to receive (a) a number of shares of AcelRx common stock equal to $2.60 divided by the average of the daily volume-weighted average price per share of our common stock on Nasdaq during the five consecutive trading days ending on and including the last full trading day immediately preceding the date of closing, or the Closing Parent Share Value, (b) a number of shares of AcelRx common stock equal to the Exchange Ratio (as defined in the Merger Agreement), (c) one contractual contingent value right, or CVR, to receive the consideration set forth in the CVR Agreement (as defined in the Merger Agreement), and (d) the right to receive a pro rata portion of any holdback shares released pursuant to the Merger Agreement;

●	each share of Series B-1 preferred stock, par value $0.0001 per share, of Lowell issued and outstanding immediately prior to the First Effective Time (other than Cancelled and Dissenting Shares) will be automatically converted into the right to receive (a) a number of shares of AcelRx common stock equal to $2.08 divided by the Closing Parent Share Value, (b) a number of shares of AcelRx common stock equal to equal to Exchange Ratio, (c) one CVR, and (d) the right to receive a pro rata portion of any holdback shares released pursuant to the Merger Agreement;

●

each share of Series A preferred stock, par value $0.0001 per share, of Lowell issued and outstanding immediately prior to the First Effective Time (other than Cancelled and Dissenting Shares) will be automatically converted into the right to receive (a) a number of shares of AcelRx common stock equal to $2.50 divided by the Closing Parent Share Value, (b) a number of shares of AcelRx common stock equal to equal to Exchange Ratio, (c) one CVR, and (d) the right to receive a pro rata portion of any holdback shares released  pursuant to the Merger Agreement; and

●	each share of common stock, par value $0.0001 per share, of Lowell issued and outstanding immediately prior to the First Effective Time (other than Cancelled and Dissenting Shares) will be automatically converted into the right to receive (a) a number of shares of AcelRx common stock equal to the Exchange Ratio, (b) one CVR, and (c) the right to receive a pro rata portion of any holdback shares released pursuant to the Merger Agreement.

Holders of Series B preferred stock and Series B-1 preferred stock have the option to elect to receive cash in lieu of a portion of the shares of AcelRx common stock otherwise payable to such holder, subject to proration; provided that the aggregate amount of cash payable at the closing shall not exceed $3.5 million. Stockholders and option holders of Lowell that are not accredited investors may, at the option of AcelRx, be paid in cash in lieu of AcelRx common stock.

The Merger Agreement also provides that:

●

each option to purchase Lowell common stock, whether vested or unvested, will be cancelled and converted into the right to receive (a) a number of shares of AcelRx common stock equal to (i) the amount, if any, by which the per share merger consideration exceeds the exercise price of the option, multiplied by the number of shares of Lowell common stock into which the option is exercisable, if fully vested and exercised, divided by the Closing Parent Share Value, (b) one CVR, and (c) the right to receive a pro rata portion of any holdback shares released  pursuant to the Merger Agreement; and

●	each warrant to purchase shares of Lowell common stock shall be treated in accordance with its terms.

The total consideration payable under the Merger Agreement is an amount equal to (i) $6,500,000, less (ii) $800,000 (representing the value of the holdback shares to be used to satisfy any indemnification obligations of Lowell or its security holders (calculated at the Closing Parent Share Value)), less (iii) the amount, if any, of any closing indebtedness of Lowell in excess of $175,000, plus (iv) the amount of any closing cash of Lowell (currently expected to be approximately $3.5 million), less (v) any third-party expenses that are incurred by Lowell prior to or as of the closing and that are unpaid as of immediately prior to the First Effective Time, less (vi) the cost of a tail director and officers insurance policy, less (vii) $75,000. To the extent not used to satisfy indemnification obligations, the holdback shares will be released to the former stockholders and optionholders of Lowell. In addition, pursuant to the Merger Agreement, addition consideration may be payable pursuant to the CVR Agreement,  as described below.

We intend to issue the shares of our common stock pursuant to the Merger Agreement in reliance upon the exemptions from registration afforded by Section 4(a)(2) and/or Rule 506 promulgated under the Securities Act.

The consummation of the Mergers is subject to the satisfaction or waiver of certain customary conditions, including, among others, the adoption of the Merger Agreement and the transactions contemplated therein by the stockholders of Lowell and the absence of any material adverse effect on Lowell since the date of the Merger Agreement. We expect the Mergers to close during the fourth quarter of 2021.

The number of shares of our common stock to be issued in connection with the Mergers will be calculated based on a value per share to be equal to the average of the daily volume-weighted average price per share of our common stock on Nasdaq during the five consecutive trading days ending on and including the last full trading day immediately preceding the date of determination of value.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. From the date of the Merger Agreement until the earlier of the First Effective Time and the termination of the Merger Agreement, Lowell has agreed to operate its business subject to operating covenants, as set forth more fully in the Merger Agreement. Lowell has also agreed (i) not to solicit, initiate, consider, encourage, promote, recommend, approve, agree to, accept or support any inquiry or proposal that could reasonably be expected to lead to a transaction that is an alternative transaction to the Mergers, (ii) to call and hold a meeting of its stockholders and, (iii) subject to certain exceptions, to require the board of directors of Lowell to recommend to Lowell’s stockholders that they vote in favor of the adoption of the Merger Agreement. Lowell may, under certain circumstances, change its recommendation of the transaction, and/or terminate the Merger Agreement in the event it receives an unsolicited superior offer.

The Merger Agreement includes customary termination provisions for both AcelRx and Lowell and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by Lowell to accept and enter into a definitive agreement with respect to an unsolicited superior offer, Lowell will be required to pay AcelRx a termination fee of an amount in cash equal to $500,000. Any such termination of the Merger Agreement by Lowell in connection with an unsolicited superior offer to enter into a definitive agreement with respect to an unsolicited superior offer is subject to certain conditions, including its compliance with certain procedures set forth in the Merger Agreement and a determination by its board of directors that the failure to take such action could reasonably be expected to be inconsistent with the fiduciary duties of the Lowell board of directors to the Lowell stockholders under applicable law and the payment of the termination fee by Lowell. In addition, if the Merger Agreement is terminated by AcelRx or Lowell because the Merger Agreement is not adopted by the Lowell stockholders at the meeting for a final vote on the proposal to adopt the Merger Agreement, Lowell has agreed to reimburse AcelRx up to $400,000 in transaction expenses.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to this Form 10-Q and is incorporated herein by reference.

The Merger Agreement and the foregoing description of the Merger Agreement have been included to provide investors and stockholders with information regarding its terms. The assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with the signing of the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were made as of a specified date solely for the benefit of the other parties to the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties to the Merger Agreement. Accordingly, the representations and warranties in the Merger Agreement should not be relied on by any persons as characterizations of the actual state of facts and circumstances of AcelRx or Lowell, as applicable, at the time they were made and should only be read in conjunction with the entirety of the factual disclosure about AcelRx or Lowell, as applicable, in their respective public reports, statements and other documents filed with the SEC. Information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in AcelRx or Lowell’s public disclosures, as applicable.

Contingent Value Rights Agreement

At or prior to the First Effective Time, AcelRx will enter into a contingent value rights agreement, or the CVR Agreement, with a rights agent and the stockholder representative governing the terms of the CVRs. The CVRs represent an aggregate right to receive up to approximately $26.0 million, without interest and less any applicable withholding taxes, in contingent consideration, conditioned upon the achievement of regulatory milestones and specified levels of annual net sales as follows:

●	a one-time payment of $3.0 million upon the approval of NIYAD for the specified indication;
●	a one-time payment of $2.0 million upon obtaining (i) the approval from the FDA, via a PMA or NDA, for NIYAD with a label indication for use for patients undergoing intermittent hemodialysis (IHD) in the outpatient setting and (ii) the receipt of approval from CMS of NIYAD to be included in the End-Stage Renal Dialysis (ESRD) Prospective Payment System (PPS), as a qualified device under the Transitional Add-on Payment Adjustment for New and Innovative Equipment and Supplies (TPNIES), if approved by the FDA as a device, or the Transitional Drug Add-on Payment Adjustment (TDAPA), if approved by the FDA as a drug;
●	a one-time payment of $2.0 million upon the approval of LTX-608 for the specified indication;
●	a one-time payment of $2.0 million upon obtaining the specified issued patent for LTX-608;
●	a one-time payment of $3.5 million upon the achievement of specified annual revenues on or before December 31, 2026;
●	a one-time payment of $3.5 million upon the achievement of specified annual revenues on or before December 31, 2027; and
●	a one-time payment of $10.0 million upon the achievement of specified annual revenues on or before December 31, 2030.

The terms of the CVRs described above reflect the parties’ agreement over the sharing of potential economic upside benefits from future net sales of product candidates and do not necessarily reflect anticipated net sales of such candidates. There can be no assurance that such levels of net sales will occur or that any or all of the payments in respect of the CVRs will be made.

AcelRx may elect to pay such contingent consideration in AcelRx common stock or cash, provided however that the total number of shares of AcelRx common stock issuable as Merger Consideration, including the CVRs, will not exceed 19.9% of the total number of shares of AcelRx common stock that are issued and outstanding immediately prior to the closing of the First Merger and certain other conditions described in the CVR Agreement. AcelRx will have the ability to pay cash payable in lieu of shares of AcelRx common stock for any shares exceeding the 19.9% percent threshold.

The right to such contingent consideration as evidenced by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by reference to the form of CVR Agreement, which is filed as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1§	Agreement and Plan of Merger, dated as of November 14, 2021, by and among the Registrant, Lowell, Merger Sub 1, Merger Sub 2 and the Stockholder Representative.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	01/07/2011

10.1§#	License and Commercialization Agreement (DZUVEO), dated July 14, 2021, between Laboratoire Aguettant and the Registrant.

10.2§#	License and Commercialization Agreement (PFS), dated July 14, 2021, between Laboratoire Aguettant and the Registrant.

10.3	Form of CVR Agreement.

10.4	First Amendment to Loan and Security Agreement, dated as of May 5, 2021, between Oxford Finance, LLC and the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

Date: November 15, 2021	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)