Form 10-K
period 2021-12-31
ACELRX PHARMACEUTICALS INC
filed 2022-03-10
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the Nasdaq Global Market on that date, was approximately $161,163,094. The calculation excludes 2,394,955 shares of the registrant’s common stock held by current executive officers and directors that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 7, 2022, the number of outstanding shares of the registrant’s common stock was 146,949,320.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2021 (the “2022 Proxy Statement”), are incorporated by reference into Part III of this report.

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc., and its consolidated subsidiaries. “DZUVEO” and “Niyad” are trademarks, and “ACELRX,” “DSUVIA” and “Zalviso” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. These are only some of the factors that may affect the forward-looking statements contained in this Annual Report. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Annual Report. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. You should be aware that the forward-looking statements contained in this Annual Report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law.

ACELRX PHARMACEUTICALS, INC.

2021 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

Our portfolio of products and product candidates consists of sufentanil sublingual products and product candidates, pre-filled syringe product candidates and nafamostat mesylate product candidates, as further described below.

Sufentanil Sublingual Products/Product Candidates

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

Approved in the European Union, where it was marketed commercially by Grünenthal GmbH, or Grünenthal, through May 12, 2021.

ARX-02	Higher Strength Sufentanil Sublingual Tablet	Cancer breakthrough pain in opioid-tolerant patients

Phase 2 clinical trial and End of Phase 2 meeting completed. Investigational New Drug, or IND, application was inactivated.

Future development contingent upon identification of corporate partnership resources.

Product/Product Candidate	Description	Target Use	Status

4ARX-03	Combination Sufentanil/Triazolam Sublingual Tablet	Mild sedation and pain relief during painful procedures in a physician’s office	Phase 2 clinical trial and End of Phase 2 meeting completed. IND application was inactivated. Future development contingent upon identification of corporate partnership resources.

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

DSUVIA®

DSUVIA, known as DZUVEO in Europe, approved by the FDA in November 2018 (and by the European Medicines Agency, or EMA, in June 2018), is indicated for use in adults in certified medically supervised healthcare settings, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. DSUVIA was designed to provide rapid analgesia via a non-invasive route and to eliminate dosing errors associated with IV administration. DSUVIA is a single-strength solid dosage form administered sublingually via a single-dose applicator, or SDA, by healthcare professionals. Sufentanil is an opioid analgesic currently also marketed for IV and epidural anesthesia and analgesia. The sufentanil pharmacokinetic profile when delivered sublingually avoids the high peak plasma levels and short duration of action observed with IV administration.

Examples of potential patient populations and settings in which DSUVIA could be used include: emergency room patients; perioperative use for patients who are undergoing inpatient, short-stay or ambulatory surgery; inpatient use for up to 72 hours in patients with moderate-to-severe acute pain; procedural suite use for painful procedures such as oral surgery or cosmetic procedures; patients being treated and transported by paramedics; and for battlefield casualties. In the emergency room and in procedural suite environments, patients often do not have immediate IV access available, or may not require IV access. Moreover, IV dosing results in high peak plasma levels, thereby limiting the opioid dose and requiring frequent redosing intervals to titrate to satisfactory analgesia. Oral pills and liquids generally have slow and erratic onset of analgesia. Based on internal market research conducted to date, we believe that DSUVIA, a treatment option that provides timely analgesia without requiring an IV for moderate-to-severe acute pain, continues to be needed, in both civilian and military settings, as an alternative to other currently available opioids.

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

On July 14, 2021, we entered into a License and Commercialization Agreement, or the DZUVEO Agreement, with Aguettant pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Territory, for the management of acute moderate to severe pain in adults in medically monitored settings. We will supply Aguettant with primary packaged product and Aguettant will then complete secondary packaging of the finished product. We are entitled to receive up to €47.0 million in a combination of up-front and sales-based milestone payments, of which we received €2.5 million, or approximately $2.9 million, in 2021. Refer to Note 6 “Out-license Agreements—DZUVEO” in the accompanying notes to the Consolidated Financial Statements for additional information.

Zalviso®

While still under development in the United States, Zalviso is approved in the European Union, or EU. Zalviso is intended for the management of moderate-to-severe acute pain in hospitalized adult patients. Zalviso consists of a pre-filled cartridge of 40 sufentanil sublingual tablets, 15 mcg, delivered by the Zalviso System, a needle-free, handheld, patient-administered, pain management system. Zalviso is a pre-programmed non-invasive system that allows hospital patients with moderate-to-severe acute pain to self-dose with sufentanil sublingual tablets, 15 mcg, to manage their pain. Zalviso is designed to help address certain problems associated with post-operative IV patient-controlled analgesia, or PCA. Zalviso allows patients to self-administer sufentanil sublingual tablets via a pre-programmed, secure system designed in part to eliminate the risk of healthcare provider programming errors.

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

Our IAP312 study was designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. In the IAP312 study, 320 hospitalized, post-operative patients used Zalviso to self-administer 15 mcg sublingual sufentanil tablets as often as once every 20 minutes for 24-to-72 hours to manage their moderate-to-severe acute pain. Throughout the study, for which top-line results were announced in August 2017, 2.2% of patients experienced a Zalviso device error, which was statistically less than the 5% limit specified in the study objectives. None of these device errors resulted in an over-dosing event. This 2.2% rate was lower (p < 0.001) than the 7.9% rate of device errors during patient use previously reported for the earlier version of the Zalviso device in the Phase 3 IAP311 study. In addition, results of this study supported earlier clinical findings, with favorable tolerability and a significant majority of “good” or “excellent” ratings provided by both patients and healthcare providers when assessing the method of pain control. These results will supplement those of our earlier Phase 3 studies (IAP309, IAP310 and IAP311), all of which met safety and efficacy endpoints, in the Zalviso NDA resubmission. The timing of the resubmission of the Zalviso NDA is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process.

Zalviso was approved for commercial sale in the European Union, or EU, in September 2015 and Grünenthal GmbH, or Grünenthal, began its commercial launch of Zalviso in the EU in April 2016. On May 18, 2020, we received a notice from Grünenthal that it was exercising its right to terminate the Collaboration and License Agreement, or, as amended, the License Agreement, which granted Grünenthal the European rights to commercialize Zalviso in the 28 EU member states at the time of the agreement, plus Switzerland, Liechtenstein, Iceland, Norway and Australia, or the Territory, for human use in pain treatment in medically supervised settings, and the related Manufacture and Supply Agreement, or, as amended, the MSA, under which AcelRx exclusively manufactured and supplied Zalviso to Grünenthal for commercial sales in the Territory. The MSA, together with the License Agreement, are referred to as the Grünenthal Agreements. Certain terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory reverted back to us in May 2021. Certain terms of the Grünenthal Agreements were further extended for a period of thirty days after the last Zalviso product distributed by Grünenthal prior to May 13, 2021 expires to enable the parties to manage applicable pharmacovigilance and other requirements.

On September 18, 2015, we sold a majority of the expected royalty stream and commercial milestones from the sales of Zalviso in Europe by Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. Under the Royalty Monetization, we have a continuing obligation to use commercially reasonable efforts to negotiate a replacement license agreement for Zalviso, or New Arrangement; however, we have not yet entered into such an arrangement. For additional information regarding the Grünenthal Agreements, see Note 7 “Revenue from Contracts with Customers” in the accompanying notes to the Consolidated Financial Statements. For additional information on the Royalty Monetization, see Note 10 “Liability Related to Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements.

Pre-filled Syringe Product Candidates

Product/Product Candidate	Description	Target Use	Status
Ephedrine	Ephedrine pre-filled syringe, containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection	Clinically important hypotension occurring in the setting of anesthesia	Product candidate licensed Aguettant; preparing NDA for submission to FDA. Approved in the European Union; owned and marketed by Aguettant.

Phenylephrine	Phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection	Clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia	Product candidate licensed from Aguettant; preparing NDA for submission to FDA. Approved in the European Union; owned and marketed by Aguettant.

Ephedrine and Phenylephrine

On July 14, 2021, we entered into a License and Commercialization Agreement, or the PFS Agreement, with Aguettant pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant will supply us with the products for use in commercialization, if they are approved in the U.S. Aguettant is entitled to receive up to $24 million in sales-based milestone payments. Refer to Note 5 “In-license Agreements” and Note 6 “Out-license Agreements—DZUVEO” in the accompanying notes to the Consolidated Financial Statements for additional information.

We are in dialogue with the FDA and have submitted a Briefing Book to the FDA supporting our proposed regulatory pathway for the ephedrine pre-filled syringe. We expect feedback from the FDA in the first quarter of 2022 that will direct our regulatory pathway for this product candidate, as well as the phenylephrine pre-filled syringe product candidate. We expect we will be able to submit NDA’s for both products in 2022.

These products are innovative ready-to-use formulations of active ingredients that are currently approved in the U.S. in concentrated formulations that must be diluted prior to administration to patients, and more recently in ready-to-use vial formulations. Hospitals currently purchase ready-to-use, pre-filled syringe presentations of these active ingredients from compounding facilities that have not obtained FDA approval for the products, or manually dilute the products in-house. Our product candidates have been developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, eliminating the need for calculations and additional dilution and filling steps. We believe that, if approved, our pre-filled syringe products will offer significant benefits to hospitals and surgery centers over the current compounded products, including longer shelf-life, reduction of compounding errors, greater sterility assurance, and more consistent supply.

Nafamostat Product Candidates

Product/Product Candidate	Description	Target Use	Status
Niyad	Lyophilized vial for injection	Regional anticoagulant for injection into the extracorporeal circuit	Submitted an investigational device exemption, or IDE, and received Breakthrough Device Designation from the FDA.

LTX-608	Lyophilized vial for injection	IV infusion as an anti-viral treatment for COVID-19	IND to be submitted following toxicology evaluation to enable Phase 2 study

LTX-608	Lyophilized vial for injection	IV infusion for disseminated intravascular coagulation, or DIC	IND to be submitted following toxicology evaluation to enable Phase 2 study

LTX-608	Lyophilized vial for injection	IV infusion for acute respiratory distress syndrome, or ARDS	IND to be submitted following toxicology evaluation to enable Phase 2 study

LTX-608	Lyophilized vial for injection	IV infusion for acute pancreatitis	IND to be submitted following toxicology evaluation to enable Phase 2 study

On January 7, 2022, we acquired Lowell Therapeutics, Inc., or Lowell, pursuant to the Agreement and Plan of Merger, dated as of November 14, 2021, or the Merger Agreement, in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, and which includes up to approximately $26.0 million of contingent consideration payable in cash or stock at AcelRx’s option, upon the achievement of regulatory and sales-based milestones, or the Merger Agreement. For additional information regarding the Merger Agreement, see Note 19. “Subsequent Events” in the accompanying notes to the Consolidated Financial Statements.

Niyad™

Niyad is being developed to become the first and only FDA-approved regional anticoagulant for injection into the extracorporeal circuit. Niyad is expected to be used during renal replacement therapy for acute kidney injury patients in the hospital and for end-stage renal disease patients receiving dialysis in outpatient clinics. Niyad is being studied under an investigational device exemption, or IDE, and has received Breakthrough Device Designation from the FDA. While not approved for commercial use in the U.S., the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the extracorporeal circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities.

The current standards of care being used today are heparin and citrate, neither of which are FDA approved for use in these patient procedures. The use of Niyad is expected to result in longer filter lifespan, less blood loss, fewer platelet transfusions, fewer bleeding events and less downtime. Niyad can be used in patients at risk of bleeding, whereas heparin cannot. The product is much easier to administer than citrate, which is not FDA-approved, and can be used in patients with liver failure (43% of the acute kidney injury patients on continuous dialysis), whereas citrate cannot. Amongst other potential indications, Niyad is expected to be used as an anticoagulant in continuous renal replacement therapy, or CRRT, for patients with acute kidney injury, or AKI, in the hospital, and for intermittent hemodialysis, or IHD, for patients with end-stage renal disease, or ESRD, undergoing treatment in outpatient dialysis clinics. The prevalence of patients with AKI and ESRD has been increasing every year since 2000.

LTX-608

LTX-608 is our proprietary nafamostat formulation for direct IV infusion being explored as an investigational product for: (a) antiviral treatment of COVID, (b) acute respiratory distress syndrome, or ARDS, (c) disseminated intravascular coagulation, or DIC, and (d) acute pancreatitis. Our initial focus for LTX-608 will be on its development as an antiviral treatment for COVID in combination with standard-of-care, or SOC. Studies are actively being conducted outside the U.S. where initial results demonstrate nafamostat’s effectiveness in shortening time to clinical improvement, increasing the recovery rate and lowering the mortality rate when combined with SOC compared to SOC alone in the category of the sickest COVID patients. We have pending patent applications directed to the use of nafamostat as an antiviral agent, including use as a COVID treatment.

Clinical Trials

Zalviso®

We have completed three Phase 3 clinical trials for Zalviso: two placebo-controlled efficacy and safety trials and one open-label active comparator trial, in which Zalviso was compared to IV PCA morphine. Each of the three Phase 3 trials successfully achieved its primary endpoint. Based on FDA feedback, we completed a fourth study, IAP312, in a diverse post-surgical population to further evaluate the overall performance of the Zalviso System.

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

The Market Opportunity for Sufentanil Sublingual Products

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

We believe healthcare providers and hospital administrators caring for patients in moderate-to-severe acute pain in the aforementioned medically supervised settings could significantly benefit from the following items:

•	a pharmacokinetic profile that avoids the high peak plasma levels and short duration of action observed with IV administration;

•	non-invasively delivered analgesic that utilizes fewer hospital resources, thereby incurring less cost;

•	effective and rapid-acting pain relief with sufficient duration of effect allowing efficient treatment while assuring patient satisfaction;

•	pain relief that does not sacrifice cognitive function; and/or

•	avoiding infection risks due to invasive routes of delivery, such as IV.

In our Phase 1 through Phase 3 clinical studies, sublingual sufentanil has demonstrated the following attributes:

•	a pharmacokinetic profile that blunts peak plasma levels compared to IV administration;

•	ease of administration;

•	pain reduction (as much as 3-points on a validated 10-point scale) beginning as early as 15-to-30 minutes after administration;

•	maintenance of cognitive function;

•	adverse event types similar to IV opioids, such as nausea, headache, vomiting and dizziness; and

•	lower percentage of patients with decreased oxygen saturation events compared to IV-PCA morphine.

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

European Market

Based on commissioned research conducted in 2016, there are an estimated 142 million patients in the EU5 (France, Germany, Italy, Spain, and the United Kingdom) represented across DZUVEO target care settings annually. Each year, there are an estimated 110 million emergency attendances and 32 million surgical procedures performed each year. It is anticipated that there are 51 million patients in emergency medicine with moderate-to-severe acute pain and 16 million with moderate-to- severe acute pain following surgery each year.

The Market Opportunity for Pre-Filled Syringe Products

These products are innovative ready-to-use formulations of molecules that are currently approved in a concentrated formulation that must be diluted prior to administration to patients, and more recently in ready-to-use vial formulations. Hospitals currently purchase non-FDA approved ready-to-use, pre-filled syringe products from compounding facilities, or manually dilute the products in-house. Our product candidates have been developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, eliminating the need for calculations and additional dilution and filling steps. We believe that, if approved, our products will offer significant benefits to hospitals and surgery centers over the current compounded products, including longer shelf-life, reduction of compounding errors, greater sterility assurance, and more consistent supply.

The Market Opportunity for Nafamostat Products

Niyad is being developed to become the first and only FDA-approved regional anticoagulant for the extracorporeal circuit. The current standards of care being used today are heparin and citrate, neither of which are FDA approved for use in these patient procedures. The use of Niyad is expected to result in longer filter lifespan, less blood loss, fewer platelet transfusions, fewer bleeding events and less downtime. Niyad can be used in patients at risk of bleeding, whereas heparin cannot. The product is much easier to administer than citrate, which is not FDA-approved, and can be used in patients with liver failure (43% of the acute kidney injury patients on continuous dialysis), whereas citrate cannot. Amongst other potential indications, Niyad is expected to be used as an anticoagulant in continuous renal replacement therapy, or CRRT, for patients with acute kidney injury, or AKI, in the hospital, and for intermittent hemodialysis, or IHD, for patients with end-stage renal disease, or ESRD, undergoing treatment in outpatient dialysis clinics. The prevalence of patients with AKI and ESRD has been increasing every year since 2000.

The second indication for our nafamostat product development candidate, LTX-608, on which we are focused is as an IV infusion for the treatment of COVID. Studies are actively being conducted outside the U.S. where initial results demonstrate nafamostat’s effectiveness in shortening time to clinical improvement, increasing the recovery rate and lowering the mortality rate when combined with SOC compared to SOC alone in the category of the sickest COVID patients. We have pending patent applications directed to the use of nafamostat as an antiviral agent, including use as a COVID treatment.

Our Strategy

Our strategy is focused on the marketing of DSUVIA as well as the development, for approval by the FDA, of the recently acquired investigational products. Our commercial focus remains on sales of DSUVIA into the medically supervised healthcare settings market, such as hospitals, surgical centers, emergency departments and most recently, office-based procedural suites. The process of selling into hospital settings and obtaining approval for a product to be used within these types of institutions is complex and takes time, and particularly so since the COVID pandemic. Accordingly, our commercial focus on office-based procedural suites has increased, as they have been less impacted by the COVID pandemic, and obtaining approvals in these settings is often less complex.

Our four-pillar strategy for DSUVIA revenue growth is focused on delivering the most effective and efficient commercialization of DSUVIA through different channels, plus business development to expand the number of products in our portfolio.

The first pillar is concentrated on supporting broader use within the DoD after DSUVIA achieved U.S. Army Milestone C approval and was added to the Joint Deployment Formulary in 2020. We believe the opportunity for DSUVIA revenue growth includes deployed or deploying military troops, domestic-based military, military treatment facilities and Veterans Administration facilities. We are using a small internal commercial team focused on achieving our objectives within this first pillar.

The second pillar is centered around the launch of DSUVIA in the United States, focused on medically supervised settings, which includes promotion to hospitals, emergency departments, surgery centers, and more recently office-based procedural suites, with our internal commercial team.

The third pillar is focused on what we call specialty markets, which are typically large market opportunities, but more geographically dispersed with a lower concentration of patient visits than a hospital or surgery center. Examples of these specialty markets include oral/dental surgery, emergency medical services and plastic surgery. We intend to leverage the use of commercial partnerships with more established companies already serving customers in these specific markets. An example of an initiative in this pillar is our partnership with Zimmer Biomet Dental in oral/dental surgery, which was amended in February 2022 to become non-exclusive. Our objective is to focus on finding additional partners for these other specialties that align with our values and goals.

The fourth pillar involves identifying and licensing, or acquiring, complementary products to DSUVIA. We believe having a single product to market and sell into this setting is inherently inefficient and building a portfolio of products is important to mitigate such inefficiency. An example of actions performed in this pillar are the in-licensing of two pre-filled syringe products for the U.S. market, as well as our acquisition of Lowell. We continue to pursue ways to leverage our commercial and development infrastructure by identifying, evaluating and executing transactions to bring in additional products for healthcare institutions and will continue to be opportunistic on business development activities to increase the number of products in our portfolio.

Supporting the DSUVIA commercial strategy is the production strategy, focused on the completion of our transition to automated packaging equipment with our contract manufacturing organization in order to leverage improved technology to lower production cost.

Our strategy with respect to Zalviso is to (a) continue to use commercially reasonable efforts to negotiate a New Arrangement as required under the Royalty Monetization; and (b) upon the FDA providing further guidance about new opioid approval guidelines, evaluate resubmission of the Zalviso NDA to seek regulatory approval in the United States and, if successful, promote Zalviso as a follow-on product to DSUVIA, or potentially seek a commercial partner.

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

We are building commercial capability in the United States progressively to support the launch of DSUVIA in the United States market. We foresee two stages of commercial execution to support successful introduction of DSUVIA in the United States:

To date, we have:

•	created and deployed a focused scientific support team to gather a detailed understanding of individual institutional and healthcare professional needs in order to present DSUVIA effectively;

•	increased awareness of the clinical profile of sublingual administration of sufentanil through publication of our clinical data;

•

engaged appropriate Advisory Boards that include representative physicians, including anesthesiologists and surgeons, nurses, pharmacy and therapeutics, or P&T, committee members and other related experts to provide us with input on appropriate commercial positioning for DSUVIA for each of these key audiences;

•	built a sales and marketing organization that can define appropriate segmentation and positioning strategies and tactics for DSUVIA;

•

established DSUVIA on hospital and ambulatory surgery center formularies as well as obtained approvals from individual physicians and practices of physicians performing office-based procedures, through deployment of an experienced team to explain the clinical and health economic attributes of DSUVIA; and

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

Distribution Agreement

On July 17, 2020, we entered into a distribution agreement, or the Distribution Agreement, with Zimmer Biomet Dental, or ZB Dental, pursuant to which ZB Dental obtained the exclusive right to promote, market, sell, and arrange to distribute DSUVIA in the United States to clinicians, dentists, surgeons and other licensed health care practitioners that perform dental (including specialty dental), oral-maxillofacial, cranio-maxillofacial or oral surgery procedures, or Professionals, and their respective institutions and facilities that are permitted to use DSUVIA. ZB Dental’s distribution rights do not extend to ambulatory care centers outside the class of trade or into hospitals. On February 15, 2022, we amended the agreement with ZB Dental to remove the exclusivity provided to ZB Dental, now allowing us the right to promote, market, sell and distribute DSUVIA in the specified markets. The dental and oral-maxillofacial surgery markets have similar characteristics to the other office-based procedures on which we are currently focusing the majority of our commercial efforts.

Intellectual Property

We seek patent protection in the United States and internationally for our commercial products DSUVIA, DZUVEO and Zalviso. We also seek patent protection in the United States and internationally for our product candidates Niyad and LTX-608. Our policy is to pursue, maintain and defend patent rights developed internally or acquired externally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect our commercial products and product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property” appearing elsewhere in this Form 10-K.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for our commercial products DSUVIA, DZUVEO and Zalviso, as well as for our product candidates ephedrine, phenylephrine, Niyad and LTX-608;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate our business without infringing or misappropriating patents and other third-party proprietary rights.

We have established and continue to build proprietary positions for our commercial products DSUVIA, DZUVEO and Zalviso and related technology, as well as for our product candidates ephedrine, phenylephrine, Niyad and LTX-608 in the United States and abroad.

As of December 31, 2021, we are the owner of record of 28 issued U.S. patents, which together provide coverage for sufentanil sublingual tablets, and the device components of Zalviso and DSUVIA. We have listed 18 of these U.S. patents in the Orange Book for DSUVIA. These patents have expiry dates extending to at least 2027. We also hold ten issued European patents, each validated and maintained in at least eight countries in Europe, seven patents in Japan, eight in China and seven in Korea, and a number of other international patents have expiry dates extending to at least 2027 excluding any potential patent term adjustments or extensions in those countries. We are also pursuing a number of U.S. and foreign patent applications. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

We continue to seek and expand our patent protection for both compositions of matter and delivery devices, as well as methods of treatment related to our DSUVIA, DZUVEO and Zalviso commercial products. In particular, we are pursuing additional patent protection for our DSUVIA, DZUVEO and Zalviso formulations, our Zalviso device, and our Zalviso device, our DSUVIA and DZUVEO SDA, as well as to methods of treatment using such drug and device compositions. We will also seek to expand and develop new patent protection for our product candidates Niyad and LTX-608.

We have filed for additional patent coverage in the United States, Europe as well as many other foreign jurisdictions including, Japan, China, India, Canada and Korea. If issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, we expect that these patents will expire between 2027 and 2036, excluding any additional term for patent term adjustments or patent term extensions in the United States. We note that the patent laws of foreign countries differ from those in United States, and the degree of protection afforded by foreign patents may be different from the protection offered by U.S. patents.

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

Our ACELRX, DSUVIA and Zalviso marks are also registered in the European Union, as well as other countries. Our DZUVEO mark is also registered in the European Union.

Competition

Sufentanil Sublingual Products

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

Pre-filled Syringe Products

Hospitals currently purchase non-FDA approved ready-to-use, pre-filled syringe products from compounding facilities, or manually dilute the products in-house. Our product candidates have been developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, eliminating the need for calculations and additional dilution and filling steps. We believe that, if approved, our products will offer significant benefits to hospitals and surgery centers over the current compounded products, including longer shelf-life, reduction of compounding errors, greater sterility assurance, and more consistent supply. In addition, our pre-filled syringe product candidates will also compete with existing generic versions of concentrated vial forms of product, ready-to-use diluted vial forms of product candidates will also compete with existing generic versions of concentrated vial forms of product, ready-to-use diluted vial forms of product, and for the ephedrine product, a recently FDA-approved pre-filled syringe with a different formulation and concentration than our product candidate.

Nafamostat Products

Niyad is the first nafamostat product candidate we are developing to be used as a regional anticoagulant for injection into the extracorporeal circuit. There are currently no products approved by the FDA for use as an anticoagulant in the extracorporeal circuit. Niyad would be the first and only product approved for this indication, if approved. The current standards of care being used today are heparin and citrate. Heparin is a systemic anticoagulant and cannot be used in patients at risk of bleeding. Citrate is complex to administer and requires significant human resource time and attention given the nature of the product, and cannot be used in patients with liver failure, which is approximately 43% of acute kidney injury patients.

The second nafamostat product development candidate on which we are focused is an IV infusion for the treatment of COVID. Studies are actively being conducted outside the U.S. where initial results demonstrate nafamostat’s effectiveness in shortening time to clinical improvement, increasing the recovery rate and lowering the mortality rate when combined with SOC compared to SOC alone in the category of the sickest COVID patients. We have pending patent applications directed to the use of nafamostat as an antiviral agent, including use as a COVID treatment.

Pharmaceutical Manufacturing and Supply

We currently rely on contract manufacturers to produce sufentanil sublingual tablets for commercial production of DSUVIA under current Good Manufacturing Practices, or cGMP, with oversight by our internal managers. Equipment specific to the pharmaceutical manufacturing process was purchased and customized for us and is currently owned by us. We plan to continue to rely on contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our products, if and when approved for marketing by the FDA. We currently rely on a single manufacturer for the commercial supplies of the active pharmaceutical ingredient, or API, for DSUVIA and Zalviso, and intend to qualify a second source. For DSUVIA, we currently package the finished goods under a manual process and would package DZUVEO in the same manner. We have purchased and installed an automated filling and packaging line to support increased capacity packaging for DSUVIA and DZUVEO; however, there can be no assurance that we will be able to successfully complete the qualification and validation of this line and obtain the necessary regulatory approvals to manufacture product on this line. We have identified other manufacturers that could satisfy our commercial supply and packaging requirements and we continue to evaluate those manufacturers.

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

Government Regulation

Government authorities in the United States at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, export and import of pharmaceutical and medical device products, which must be approved by the FDA before they may legally be marketed in the United States.

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and complying with applicable laws and regulations requires the expenditure of substantial time and financial resources. Failure to comply at any time during the product development and approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, Warning Letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties

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

The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that approval for our product candidates will be granted on a timely basis, if at all.

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

If a product candidate does receive regulatory approval, the approval may be limited to specific conditions and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. A REMS, which can include a medication guide, patient package insert, a communication plan, elements to assure safe use and implementation system, must include a timetable for assessment of the REMS. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. In addition, the FDA may require post-approval testing which involves clinical trials designed to further assess a drug product’s safety and effectiveness after the NDA.

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

Medical Devices

In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance or approval require an investigational device exemption, or IDE, application. If the device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate IRBs at the clinical trial sites. Submission of an IDE will not necessarily result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

Clinical trials must further comply with good clinical practice regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA for any clinical trials subject to FDA oversight. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application or clearance of a 510(k) premarket notification, for numerous reasons.

The Breakthrough Devices Program is a voluntary program intended to expedite the review, development, assessment and review of certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human diseases or conditions for which no approved or cleared treatment exists or that offer significant advantages over existing approved or cleared alternatives. All submissions for devices designated as breakthrough devices will receive priority review, meaning that the review of the submission is placed at the top of the appropriate review queue and receives additional review resources, as needed. Although breakthrough designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. Breakthrough designation may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, breakthrough designation does not ensure that we will ultimately obtain FDA clearance or approval.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to sell any products outside of the United States.

In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the treatment of patients with moderate-to-severe acute pain in medically monitored settings. We intend to commercialize and promote DZUVEO in Europe with one or more strategic partners, and, in July 2021, we entered into a License and Commercialization Agreement with Laboratoire Aguettant, or Aguettant, for Aguettant to commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom.

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

Controlled Substances Regulations

Sufentanil, a Schedule II controlled substance, is the API in DSUVIA and Zalviso. Controlled substances are governed by the DEA. Similarly, sufentanil is regulated as a controlled substance in Europe and other territories outside of the U.S. The handling of controlled substances and/or drug product by us, our contract manufacturers, analytical laboratories, packagers and distributors, are regulated by the Controlled Substances Act and regulations thereunder. Ephedrine is a scheduled listed chemical product under the Combat Methamphetamine Epidemic Act of 2005. Under this law, DEA applies strict controls and quotas on importation of ephedrine containing drug products.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information primarily on covered entities, business associates and their covered subcontractors. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. International laws, such as the European Union General Data Protection Regulation, or GDPR, (EU 2016/679) and Swiss Federal Act on Data Protection, regulate the processing of personal data within the European Union and between countries in the European Union and countries outside of the European Union, including the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies, for which federal healthcare program payment is available, report information related to certain payments or other transfers of value made or distributed to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, our sales of any approved products will depend in part on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by third-party payers. These third-party payers are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare products. Such payers may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers and hospitals may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact utilization. Because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming, costly and sometimes unpredictable process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer and hospital separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. We cannot be certain that DSUVIA, or Zalviso, or any of our product candidates, if approved for commercial sale, will be considered medically necessary or cost-effective. Because coverage and reimbursement determinations are made on a payer-by-payer basis, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer. If we are unable to obtain coverage of, and adequate reimbursement and payment levels for, our approved products from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition and future success. Third-party payers, government healthcare programs, wholesalers, group purchasing organizations, and hospitals frequently require that pharmaceutical companies negotiate agreements that provide discounts or rebates from list prices. We expect increasing pressure to offer larger discounts or discounts to a greater number of these organizations to maintain acceptable reimbursement levels for and access to our products. Net prices for drugs may be reduced by these mandatory discounts or rebates required by government healthcare programs, private payers, wholesalers, group purchasing organizations, hospitals, and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. In addition, if our competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than our products, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations.

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

In the United States, the Affordable Care Act was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. Aspects of Affordable Care Act that may impact our business include:

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

There have been judicial, executive branch and Congressional challenges to certain aspects of the Affordable Care Act. Congress has considered legislation that would repeal, or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. . Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. We expect that the Affordable Care Act, as currently enacted or as it may be amended or repealed in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize DSUVIA, and if approved in the United States, Zalviso.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and will stay in effect through 2031 unless Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has also been delayed until January 1, 2023. Further, on November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other health reform initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital Resources

As of December 31, 2021, we employed 43 full-time employees, approximately half of whom work out of our corporate offices in Hayward, CA. The rest of our employees work remotely in various locations throughout the United States and are members of our commercial team. AcelRx is committed to pay equity, regardless of gender or race/ethnicity, and conducts pay equity analyses on an annual basis.

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

We have implemented COVID-19 policies at our Hayward office designed to ensure the safety and well-being of all employees and the people associated with them. In addition, we have implemented COVID-19 policies for our sales force to ensure safe access to hospitals and other medically supervised settings, as appropriate. As a result of the COVID-19 pandemic, to reduce risk, our corporate employees have been asked to work remotely, and all employees have been asked to avoid all non-essential travel, adhere to good hygiene practices, and engage in physical distancing.

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

Summary Risk Factors

Our business is subject to numerous risks, as more fully described in this section below this summary. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, our risks include:

●	Our business is being adversely impacted by the COVID-19 pandemic.
●	We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2022 and may continue to incur losses in the future.
●	We have not yet generated significant product revenue and may never be profitable.
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

●

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for our other product candidates in the United States, we and our collaborators face extensive regulatory requirements, and our products may face future development and regulatory difficulties.

●

The commercial success of DSUVIA and, if approved, Zalviso and our other product candidates in the United States, as well as DZUVEO and Zalviso in Europe, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

●

If we are unable to maintain or grow our sales and marketing capabilities or enter into agreements with third parties to market and sell our products and, if approved, our product candidates, we may be unable to generate sufficient product revenue.

●	The success of our merger agreement with Lowell Therapeutics, Inc, or Lowell, depends on our ability to realize the expected benefits and potential value creation related to the acquisition;
●

A key part of our business strategy is to establish collaborative relationships to commercialize and fund development and approval of our products, particularly outside of the United States. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our products successfully, if at all.

●	If we cannot defend our issued patents from third party claims or if our pending patent applications fail to issue, our business could be adversely affected.
●	The market price of our common stock may be highly volatile.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Litigation may substantially increase our costs and harm our business.
●	Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

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

Risks Related to Commercialization

Our success is highly dependent on our ability to successfully commercialize DSUVIA.

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

If we are unable to maintain or grow our sales and marketing capabilities or enter into agreements with third parties to market and sell our products and, if approved, our product candidates, we may be unable to generate sufficient product revenue.

In order to commercialize DSUVIA and, if approved, our product candidates in the United States, we must maintain or grow internal sales, marketing, distribution, managerial and other capabilities or make arrangements with third parties to perform these services. We have entered into agreements with third parties for the distribution of DSUVIA and may enter into such agreements for our product candidates, if approved, in the United States, including the product candidates we in-licensed from Laboratoire Aguettant, or Aguettant, in July 2021 pursuant to a License and Commercialization Agreement, or the PFS Agreement, and the product candidates we acquired through our acquisition of Lowell; however, if these third parties do not perform as expected or there are delays in establishing such relationships, our ability to effectively distribute products would suffer.

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

The U.S. biotechnology and pharmaceutical industries are characterized by intense competition and cost pressure. DSUVIA competes, and our product candidates, if approved in the U.S., will compete, with a number of existing and future pharmaceuticals and drug delivery devices developed, manufactured and marketed by others. In particular, DSUVIA may compete with a wide variety of products and product candidates including (i) injectable opioid products, such as morphine, fentanyl, hydromorphone and meperidine; (ii) oral opioids such as oxycodone and hydrocodone; (iii) generic injectable local anesthetics, such as bupivacaine or branded formulations thereof; (iv) non-steroidal anti-inflammatory drugs, or NSAIDS, including ketorolac in intranasal or generic IV form, and IV meloxicam; and (v) transmucosal fentanyl products. Zalviso, if approved in the U.S., may compete with a number of opioid-based treatment options, including IV PCA pumps, oral PCA devices, and transdermal opioid PCAs. The PFS product candidates, if approved in the U.S., may compete with other ready-to-use formulations of ephedrine and phenylephrine. The nafamostat product candidates, if approved in the U.S., may compete with heparin and citrate.

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

Coverage and adequate reimbursement may not be available for DSUVIA or our product candidates, if approved, in the United States, including Zalviso, or DZUVEO or Zalviso in Europe, which could make it difficult for us, or our partners, to sell our products profitably.

Our ability to commercialize DSUVIA or our product candidates, if approved, in the United States, including Zalviso, and any collaboration partner’s ability to commercialize DZUVEO or Zalviso in Europe successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payer programs at the federal and state levels, authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payers.

No uniform policy requirement for coverage and reimbursement for drug products exists among third-party payers in the United States or Europe. Therefore, coverage and reimbursement can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact utilization. Our inability to promptly obtain and sufficiently maintain coverage and adequate reimbursement rates from third party payers could significantly harm our operating results, our ability to raise capital needed to commercialize our approved drugs and our overall financial condition.

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

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, separate pricing and reimbursement approvals may impact any future collaboration partners’ ability to market and successfully commercialize our products in the 27 member states of the European Union. Adverse pricing limitations may hinder our ability to recoup our investment in DSUVIA in the United States, or our other product candidates, even after obtaining FDA marketing approval.

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

Risks Related to Clinical Development and Regulatory Approval

Our expectations for FDA approvability of our product candidates may be inaccurate, and we may be required to conduct additional manufacturing, nonclinical or clinical development work in order to obtain FDA approval for these products, which would add to our expenses and delay any associated revenue.

On July 14, 2021, we entered into the PFS Agreement with Aguettant pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant will supply us with the products for use in commercialization, if they are approved in the U.S. Our current expectation is that the PFS products will be approvable by the FDA without additional manufacturing, nonclinical or clinical development, but we have not met with the FDA yet to obtain their feedback on the available data to support the PFS products. If, after meeting with the FDA, we determine that additional development work will be needed for U.S. approval, we would incur additional expense and be delayed in obtaining any revenue from the PFS products.

Nafamostat is being developed for both medical device and drug indications for use. Although nafamostat is approved for certain uses in Japan, our ability to leverage that for an expedited development and approval pathway with the FDA may be limited, and we may be required to conduct additional unanticipated nonclinical studies and clinical trials in order to seek approval in the U.S. Niyad is being studied under an investigational device exemption, or IDE, and has received Breakthrough Device Designation from the FDA for regional anticoagulant for injection into the extracorporeal circuit. Niyad is expected to be used during renal replacement therapy for acute kidney injury patients in the hospital and for end-stage renal disease patients receiving dialysis in outpatient clinics. We expect that Niyad will require filing of a PMA; the Breakthrough Designation allows for more frequent and informal FDA communication regarding development plans, and allows for priority review once the marketing application is submitted.

The active drug component of Niyad, nafamostat, is also being developed for drug indications for which we expect to submit Investigational New Drug applications.

Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that could prevent or delay marketing approval of Zalviso outside of Europe. These changes will restrict or regulate post-approval activities for DSUVIA, DZUVEO and Zalviso, and affect our ability to profitably sell any products for which we obtain marketing approval. For example, in February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labeling decisions and re-examine the risk-benefit paradigm for opioids. In June 2019, the FDA issued draft guidance related to a new benefit/risk framework for new opioid analgesic products, which proposes that the new product candidate show some benefit over an existing product. In September 2019, the FDA held a public hearing to receive stakeholder input on the approval process for new opioids. In January 2020, FDA’s Anesthetic and Analgesic Drug Products Advisory Committee recommended against the approval of a new opioid analgesic, oxycodegol, the NDA for which was subsequently withdrawn by its sponsor. The timing of the resubmission of the Zalviso NDA is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and due to subsequent legislative amendments to the statute will stay in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is also considering additional health reform measures.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has also been delayed until January 1, 2023. Further, on November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinds the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade (i.e., arbitrage between low-priced and high-priced countries). If any of these events occur, revenue from sales of Zalviso and DZUVEO in Europe would be negatively affected.

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

In February 2016, the FDA announced a comprehensive action plan to take concrete steps towards reducing the impact of opioid abuse on American families and communities. As part of this plan, the FDA announced that it intended to review product and labeling decisions and re-examine the risk-benefit paradigm for opioids. In June 2019, the FDA issued draft guidance related to a new benefit/risk framework for new opioid analgesic products, which proposes that the new product candidate show some benefit over an existing product. In September 2019, the FDA held a public hearing to receive stakeholder input on the approval process for new opioids. The timing of the resubmission of the Zalviso NDA is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process.

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

Regulatory agencies also may approve a product candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing trials. For example, DSUVIA is subject to a deferred post-marketing requirement for study in the pediatric population ages 6-17 years. As required in the DSUVIA FDA approval letter, a final protocol for this trial was submitted to the FDA in August 2020, in conjunction with a previously FDA approved request to defer initiation of pediatric studies until additional post-market safety data is obtained in adult patients using DSUVIA. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. For example, we intend to seek approval of Zalviso for the management of moderate-to-severe acute pain in adult patients in the hospital setting; however, our clinical trial data was generated exclusively from the post-operative segment of this population, and the FDA may restrict any approval to post-operative patients only, which would reduce the size of the commercial opportunity.

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

IAP312 was a Phase 3 study in post-operative patients designed to evaluate the effectiveness of changes made to the functionality and usability of the Zalviso device and to take into account comments from the FDA on the study protocol. The IAP312 study was designed to rule out a 5% device failure rate. The study design required a minimum of 315 patients. In the IAP312 study, sites proactively looked for tablets that were dispensed by the patient but failed to be placed under the tongue, known as dropped tablets. The FDA refers to dropped tablets as inadvertent dispensing. Correspondence from the FDA suggests that they may include the rate of inadvertent dispensing along with the device failures to calculate a total error rate. The IAP312 study evaluated all incidents of misplaced tablets; however, per the protocol, the error rate calculation does not include the rate of inadvertent dispensing. If the FDA includes the rate of inadvertent dispensing along with the device failures to calculate a total error rate, the resulting error rate may be unacceptable to the FDA. Further, the correspondence from the FDA suggests that we may need to modify the REMS program for Zalviso to address dropped tablets. The IAP312 results will supplement the three Phase 3 trials already completed in the Zalviso NDA resubmission. The timing of the resubmission of the Zalviso NDA is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process.

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

In our Phase 2 DSUVIA placebo-controlled bunionectomy study (SAP202), two patients in the DSUVIA 30 mcg group (5%) discontinued treatment due to an AE, one unrelated to study drug and the other probably related to study drug. There were no SAEs deemed related to study drug. In our Phase 3 placebo-controlled abdominal surgery study (SAP301), one DSUVIA-treated patient (1%) dropped out of the trial prematurely due to an AE (4% in placebo group). There were two SAEs determined to be related to study drug in the placebo-treated group and no related SAEs in the DSUVIA group. In our Phase 3 open-label, single-arm emergency room study (SAP302), no DSUVIA-treated patients dropped out of the trial prematurely due to an AE. One patient had an SAE – angina pectoris – possibly related to study drug. In our post-operative study in patients aged 40 years or older (SAP303), 3% of DSUVIA-treated patients dropped out of the trial prematurely due to an AE. There were no SAEs deemed related to study drug.

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

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for our product candidates in the United States, we and our collaborators face extensive regulatory requirements, and our products may face future development and regulatory difficulties.

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for our product candidates in the United States, the FDA may impose significant restrictions on the indicated uses or marketing of our products or impose ongoing requirements for potentially costly post-approval trials or post-market surveillance. For example, DSUVIA is subject to a deferred post-marketing requirement for study in the pediatric population ages 6-17 years. A final protocol for this trial was submitted to the FDA in August 2020, in conjunction with a previously FDA approved request to defer initiation of pediatric studies until additional post-market safety data is obtained in adult patients using DSUVIA. Additionally, the labeling approved for DSUVIA includes restrictions on use due to the opioid nature of sufentanil. If approved, the labeling for Zalviso will likely include similar restrictions on use.

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

Advertising and promotional materials must comply with FDA rules concerning the advertising and promotion of DSUVIA and are subject to FDA review, in addition to other potentially applicable federal and state laws. Failure to comply with these regulations can result in the receipt of Warning Letters and further liability if off-label promotion is involved. For example, on February 11, 2021, we received a Warning Letter from the Office of Prescription Drug Promotion, or OPDP, of the FDA relating to a banner advertisement we submitted to the OPDP on December 6, 2019, and a tabletop display we submitted on February 28, 2020, and resubmitted to the OPDP at its request on September 23, 2020. We submitted the materials to the OPDP pursuant to the FDA requirement that sponsors submit all promotional materials to the FDA at the time of their initial dissemination or publication. The FDA’s concerns identified in the letter include its view that the promotional material makes misleading claims and representations about the risks and efficacy of DSUVIA because the material does not reveal facts that are material in light of the representations made. As a result, we conducted a review of our marketing materials to identify any potential revisions in light of the letter. We responded to the FDA within the timeframe requested in the letter and, on March 23, 2021, held a teleconference with OPDP to seek guidance and clarification on the concerns raised in the letter. Following our meeting with OPDP, we conducted a further review of our marketing materials to identify any potential revisions in light of the letter and OPDP’s guidance. We submitted a second response to FDA on April 7, 2021, and on June 17, 2021 we announced that the FDA agreed with our proposed plan to update certain promotional materials, including providing a letter to healthcare professionals, or the DHCP letter, explaining the corrections to the discontinued promotional materials. We included this DHCP letter on the DSUVIA.com website for a period of eight months. On February 18, 2022, in agreement with OPDP, the link to the corrective DCHP letter was removed from the DSUVIA.com website. Although we believe we have updated all promotional materials currently in use by our commercial team to address the FDA's concerns and we received word from FDA in mid-February that they are working on a Close-out Letter to the Warning Letter, we cannot give any assurances that we will receive such Close-out Letter or that we will not receive additional FDA Warning Letters in the future. If approved, our product candidates will be subject to these same requirements.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize DSUVIA, or, if approved, our product candidates, and generate revenues.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we will continue to incur significant losses in 2022 and may continue to incur losses in the future.

We have incurred significant net losses in each year since our inception in July 2005, and as of December 31, 2021, we had an accumulated deficit of $473.6 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from Grünenthal, the monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the Department of Defense, or DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019 and the upfront payment under the DZUVEO Agreement with Aguettant. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA, manufacturing and supply activities for DZUVEO, and research and development activities for our product candidates, including the FDA regulatory review of the Zalviso NDA, once resubmitted. If DSUVIA is not successfully commercialized in the U.S., if our product candidates are not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

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

In April 2020, DSUVIA achieved Milestone C approval by the DoD, a decision that clears the path for the DoD to begin placing orders for DSUVIA to fulfill its updating requirements for all Army Sets, Kits, and Outfits, or SKOs, for deployed/deploying troops. Completion of this SKO fulfillment process is dependent on the Army’s completion of their product information package including instructions on fulfillment and training which remains in process. In September 2020, we announced that DSUVIA was added to the DoD Joint Deployment Formulary, a core list of pharmaceutical products that are designated for deploying military units across all service branches. Future sales of DSUVIA to the DoD are not predictable, may occur on an irregular basis, and may not meet our expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. Even if we do generate revenue from such sales, we may never generate revenue that is significant or predictable, which could impair our value and our ability to raise capital, expand our business or continue our operations. The placement of new orders by the DoD is, among other things, contingent upon overall U.S. government policies, budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, deployment of military units, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling. Our expectations about the timing and size of initial stocking orders for the SKOs and other orders by the DoD are based on our understanding of troop deployment schedules. If DoD spending on DSUVIA does not meet our expectations, it could have a material adverse effect on our expected results of operations, financial condition and liquidity.

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

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with supporting our ongoing commercialization activities for DSUVIA, manufacturing and supply activities for DZUVEO, and research and development activities for our product candidates, including the FDA regulatory review of the Zalviso NDA, once resubmitted. While we believe we have sufficient capital resources to continue planned operations for at least the next twelve months, we will need additional capital to pursue full commercialization of DSUVIA and our product candidates, if approved.

Clinical trials, regulatory reviews, and the launch of commercial product are expensive activities. In addition, commercialization costs for DSUVIA and our product candidates, if approved, in the United States may be significantly higher than estimated as a result of technical difficulties or otherwise. Revenues may be lower than expected and costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. In the future, we may seek to sell additional equity securities, including under the Sales Agreement with Cantor, and debt securities, monetize or securitize certain assets including future royalty streams and milestones, refinance our loan agreement, obtain a revolving credit facility, enter into product development, license or distribution agreements with third parties, or divest DSUVIA, DZUVEO, Zalviso in Europe, or any of our product candidates. Such arrangements may not be available on favorable terms, if at all.

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

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize DSUVIA or develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	significantly scale back or discontinue the commercialization of DSUVIA, or the development of our product candidates;

•	seek additional corporate partners for Zalviso on terms that might be less favorable than might otherwise be available;

•	seek corporate partners for DSUVIA/DZUVEO on terms that might be less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies, products or product candidates that we otherwise would seek to develop or commercialize ourselves.

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

As of December 31, 2021, we had approximately $13.3 million of outstanding debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

Risks Related to Our Reliance on Third Parties

We rely on third party manufacturers to produce commercial supplies of DSUVIA in the United States, commercial supplies of Zalviso in Europe, and clinical supplies of Zalviso in the United States, and will rely on third party manufacturers to produce DZUVEO for Aguettant and on Aguettant to produce commercial supplies of our product candidates, if approved, in the United States. The failure of third-party manufacturers to provide us with adequate commercial and clinical supplies could result in a material adverse effect on our business.

Third party manufacturers produce commercial and clinical supplies of our products and product candidates. Reliance on third party manufacturers entails many risks including:

•	the inability to meet our product specifications and quality requirements consistently;

•	the inability to procure raw materials in a timely fashion due to ongoing challenges in the global supply chain;

•	a delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to maintain in good order our production and manufacturing equipment for our products;

•	a failure to comply with cGMP and similar foreign standards;

•	the inability to negotiate manufacturing or supply agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing or supply agreements with third parties in a manner or at a time that is costly or damaging to us;

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

In addition, the DZUVEO Agreement requires us to manufacture and supply DZUVEO to Aguettant. As mentioned above, we were obligated to manufacture and supply Zalviso under the Grünenthal Agreements for use in Europe and their other licensed territories and will likely be required to do so under any New Arrangement. If we are unable to establish a reliable commercial supply of DZUVEO for Aguettant, and, if a New Arrangement is entered into, Zalviso for Europe, we may be unable to satisfy our obligations under the DZUVEO Agreement or any New Arrangement in a timely manner or at all, and we may, as a result, be in breach of such agreements. If any such breach, or other breach, were to be material and remain uncured, it could result in termination of the agreement, which in turn could, in the case of a New Arrangement, result in us being responsible for indemnification of losses suffered by SWK under the Royalty Monetization. If any of these events were to occur, our business would be materially adversely affected.

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

As we scale up manufacturing of DSUVIA and Zalviso, if approved, and conduct required production and stability testing, these processes may require refinement or resolution. For example, as we scale up, we may identify significant issues which could result in failure to maintain regulatory approval of DSUVIA, increased scrutiny by regulatory agencies, delays in clinical program and regulatory approval, increases in our operating expenses, or failure to obtain approval for our product candidates in the United States.

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

We may not be able to establish additional sources of supply for sufentanil-containing sublingual tablets or device manufacture. Such suppliers are subject to FDA and other foreign regulatory agency’s regulations requiring that materials be produced under cGMPs or Quality System Regulations, or QSR, or in ISO 13485 accredited facilities, and subject to ongoing inspections by regulatory agencies. Failure by any of our suppliers to comply with applicable regulations may result in delays and interruptions to our product supply while we seek to secure another supplier that meets all regulatory requirements. In addition, if we are unable to establish a reliable commercial supply of Zalviso for Europe, we may be unable to satisfy our obligations under any New Arrangement, if required, in a timely manner or at all, and we may, as a result, be in breach of any New Arrangement.

For DSUVIA, we currently package the finished goods under a manual process and would package DZUVEO in the same manner. The capacity and cost to package the goods under this manual process are not optimal to support successful future sales of DSUVIA and DZUVEO. We have purchased and installed an automated filling and packaging line to support increased capacity packaging for DSUVIA and DZUVEO. We have experienced delays to final implementation of our automated line due to the impact of COVID-19, in addition to testing requirements of our vendor. While we have now completed the acquisition and installation of this line; there can be no assurance that we will be able to successfully complete the qualification and validation of this line and obtain the necessary regulatory approvals to manufacture commercial product on this line. Due to the recent strains on the global supply chain, the lead time for many components used in our production are getting longer and may impact our ability to manufacture our products in a timely manner.

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We utilized contract research organizations, or CROs, for the conduct of the Phase 2 and 3 clinical trials of DSUVIA, as well as our Phase 3 clinical program for Zalviso. We rely on CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CROs to monitor and manage data for our post-approval clinical programs for DSUVIA and any FDA-required clinical programs for our product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for Zalviso, if approved, would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

•

the federal transparency law, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report annually to the CMS information related to payments and other transfers of value provided to physicians, (defined to include, doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

We underwent a Conformité Européenne approval process for the Zalviso device, more commonly known as a CE Mark approval process. We received CE Mark approval in December 2014, which permits the commercial sale of the Zalviso device in Europe. In connection with the CE Mark approval, we were also granted International Standards Organization, or ISO, 13485:2003 certification of our quality management system in November 2014. This is an internationally recognized quality standard for medical devices. The CE Mark was originally issued by the British Standards Institution, or BSI, a Notified Body, or NB, located in the United Kingdom, or U.K., or BSI-U.K. The CE Mark file and certification has been transferred to the Netherlands NB of BSI, or BSI-NL, to mitigate the uncertainty with regards to Brexit. The ISO certification issued through BSI-U.K. was recently upgraded to the latest version of the standard, ISO 13485:2016 through BSI-U.K. and remains in effect. BSI ISO 13485:2016 certification recognizes that consistent quality policies and procedures are in place for the development, design and manufacturing of medical devices. The certification indicates that we have successfully implemented a quality system that conforms to ISO 13485 standards for medical devices. Certification to this standard is one of the key regulatory requirements for a CE Mark in the EU and European Economic Area (which includes the 27 EU member states as well as Norway, Iceland and Liechtenstein), or EEA, as well as to meet equivalent requirements in other international markets. The certification applies to the Hayward, California location which designs, manufactures and distributes finished medical devices, and includes critical suppliers. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE Mark to our Zalviso device, which would prevent any future collaboration partner from selling these devices within the EU and EEA.

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

We may fail to realize the benefits expected from our acquisition of Lowell, which could adversely affect our stock price.

Our acquisition of Lowell is our largest acquisition to date. The anticipated benefits we expect from this acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and Lowell, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the acquisition of Lowell will depend, in part, on our ability to integrate the business, operations and products of Lowell successfully and efficiently with our business. The challenges involved in this integration include, but are not limited to, (i) difficulties entering new markets and integrating new product candidates with which we have no or limited direct prior experience; and (ii) successfully managing relationships with our combined supplier base.

The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of Lowell. The amount and timing of these possible charges are not yet known. Further, our failure to identify or accurately assess the magnitude of certain liabilities we assumed in the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock could decline to the extent the combined company’s financial results are materially affected by any of these events.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of December 31, 2021, we are the owner of record of 93 issued patents worldwide drawn to AcelRx’s sufentanil sublingual tablets, medication delivery devices and other platform technologies. These issued patents include 18 patents that we have listed in the FDA’s Orange Book for DSUVIA, some of which have expiration dates that extend into 2031. These issued patents also include a European patent drawn to the DZUVEO device that has an expiration date that extends into 2036.

Because sufentanil is not a new chemical entity, potential regulatory (data) exclusivity periods for new formulation, dosage form and/or dosage strength sufentanil products in the United States is limited to three years under the Hatch-Waxman Act. While the FDA was not able to approve a 505(b)(2) NDA or an abbreviated new drug application, or ANDA, using DSUVIA as its reference listed drug prior to November 2, 2021, we may now be subject to a third party’s Paragraph IV or other patent certification based on the patents we have listed in the FDA’s Orange Book for DSUVIA and engage in litigation against such a 505(b)(2) or ANDA applicant at any time.

In addition, we are pursuing a number of U.S. patent applications and foreign national applications directed to DSUVIA, Zalviso, Niyad, and LTX-608. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

As we continue to develop our product candidates ephedrine, phenylephrine, Niyad and LTX-608, we expect to pursue 505(b)(2) NDA application pathways since all of the base pharmacological agents are not new chemical entities. As a result of this filing avenue, we will need to include patent certifications regarding the reference listed drugs that our applications are based upon. These patent certifications could trigger patent litigation by the patent holders that we have certified against.

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

There is also no assurance that any patents issued to us will not become the subject of adversarial or post-issuance proceedings such as opposition, inter partes review, post-grant review, ex parte re-examination or other post-issuance proceedings. In addition, there is no assurance that the relevant patent office court or agency in such adversarial proceedings would not make unfavorable decisions, such as reducing the scope of a patent of ours, invalidating issued claims or determining that a patent of ours is invalid or unenforceable. There is also no assurance that any patents issued to us will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products incorporating our technology. Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents.

Litigation involving patents, patent applications and other proprietary rights is expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing our products to market and interfere with our business.

Our commercial success depends in part on our not infringing patents or trademarks, or misappropriating other third-party intellectual property. Although we are not currently aware of litigation or other proceedings or third-party claims of intellectual property infringement related to DSUVIA or Zalviso, the pharmaceutical industry is especially prone to extensive litigation proceedings between competitors regarding their patents and other intellectual property rights.

As we enter our target markets, it is possible that competitors or other third parties will claim that our products and/or processes infringe or misappropriate their intellectual property rights. These third parties may have obtained and may in the future obtain patents covering products or processes that are similar to our products, or may include composition or method claims that encompass our technology, allowing them to assert that our continued use of our own technologies infringes such newly emerging patent rights.

In the event that a patent infringement claim is asserted against us, we may counter, as an affirmative defense, that we do not infringe the relevant patent claims, that the patent is invalid or otherwise unenforceable or any combination thereof. The strength of our defenses will depend on the patents asserted, the interpretation of those patents, and our ability to establish the invalidity of the asserted patents. However, we could be unsuccessful in advancing non-infringement, invalidity or unenforceability arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

If a court in a final and non-appealable decision were to hold that we have infringed someone else’s valid patent claim, we could be prevented from using that third-party patented technology and may also be required to pay the owner of the patent for damages for past sales and need to seek license access to the patented technology for future sales. If we decide to pursue such a license to one or more of these patents, we may not be able to obtain a license on commercially reasonable terms, if at all, or the license we obtain may require us to pay substantial royalties or grant cross licenses to our patent rights. For example, if the relevant patent is owned by a competitor, that competitor may choose not to license patent rights to us. If we decide to develop alternative technology to avoid the third-party patent claims, we may not be able to do so in a timely or cost-effective manner, if at all.

In addition, because patent applications remain unpublished for 18 months from their initial filing date and some applications may be afforded confidentiality during prosecution that can take years to issue, there may currently be pending applications that are unknown to us and that may later result in issued patents that could cover one or more of our products.

It is possible that we may in the future receive communications from competitors and other companies alleging that we may be infringing their patents, misappropriating their trade secrets or otherwise violating their intellectual property rights, where they may offer license access to such intellectual property or threaten litigation. In addition to patent infringement claims, third parties may assert copyright, trademark or other intellectual property rights against us. We may need to expend considerable resources to counter such claims and may not be successful in our defense. Our business may suffer if a finding of infringement or misappropriation is established.

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical patents has emerged to date in the United States. The pharmaceutical patent situation outside the United States is just as uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property estate.

We cannot predict the breadth of claims that may be allowed or enforced in the patents that may issue from the applications that we currently have pending, or may in the future acquire or license from third parties. Claims could be brought regarding the validity of our patents by third parties. Further, if any patent right that we obtain is deemed invalid and/or unenforceable, it could impact our ability to commercialize or partner our technology.

Competitors or third parties may infringe our patents. We may decide it is necessary to assert patent infringement claims against such entities, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or that the third party’s technology does not in fact infringe upon our patents. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Litigation may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able to prevent misappropriation of our intellectual property rights, particularly in countries outside the United States where national laws and court systems are less robust, making patent rights more difficult to enforce, and very expensive to pursue. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we were the first to make the inventions covered by each of our pending patent applications or issued patents;

•	our patent applications were filed before the inventions covered by each patent or patent application was published by a third-party;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties; or

•	the patents of others will not have an adverse effect on our business.

If we do not adequately protect our intellectual property rights, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize DSUVIA, DZUVEO and Zalviso in Europe or any of our ephedrine, phenylephrine, Niyad or LTX-608 product opportunities, if approved, and delay or render impossible our achievement of profitability.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information without misappropriating our rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

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

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. Additionally, claims may be brought regarding the validity of our patents by third parties in the United States and foreign countries. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property rights.

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

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $0.49 and $2.77 during the year ended December 31, 2021, and between $0.76 and $2.07 during the year ended December 31, 2020. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States or to successfully develop and commercialize our product candidates in the United States;

•	inability to obtain additional funding needed to conduct our planned business operations;

•	inability to satisfactorily comply with FDA regulations concerning the advertising and promotion of DSUVIA, including receiving a Close-out Letter resolving the concerns raised by FDA in the Warning Letter delivered to us on February 11, 2021;

•	the integration and performance of any assets or businesses we acquire;

•	our inability to develop and commercialize products and product candidates that we in-license;

•	uncertainties regarding the magnitude and duration of impacts we are experiencing due to COVID-19;

•	the perception of limited market sizes or pricing for our products;

•	further delays in resubmitting the NDA for Zalviso, and any additional adverse developments or perceived adverse developments with respect to the FDA’s review of the Zalviso NDA, upon resubmission;

•	inability to enter into, or unfavorable terms associated with, a New Arrangement for the commercialization of Zalviso in Europe;

•	safety issues;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	inability to maintain regulatory approvals for DZUVEO and Zalviso in the European Union, including ISO 13485 certification and CE Mark approval for Zalviso;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

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

Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements.

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. In particular, we are required to maintain a minimum bid price of $1.00 per share. On December 2, 2021, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock.

We have a compliance period for the Minimum Bid Price Rule of 180 calendar days, or until May 31, 2022, in which to regain compliance, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A). If, at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with the Rule.

If we do not achieve compliance with the Minimum Bid Price Rule during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that the common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by Nasdaq to a Hearings Panel (the “Panel”). We expect that our common stock would remain listed pending the Panel's decision. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the Panel, that such appeal would be successful, or that we will be able to regain compliance with the Minimum Bid Price Rule or maintain compliance with the other listing requirements.

If we fail to effect a reverse stock split, thus regaining compliance with the Minimum Bid Price Rule, our common stock may be delisted. Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

Risks of a General Nature

Litigation may substantially increase our costs and harm our business.

We have been, are, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see “Part I.—Item 3. Legal Proceedings” for additional information about pending legal proceedings.

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. Please see “Part I.—Item 3. Legal Proceedings” for additional information about these pending legal proceedings. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if AcelRx experiences a decline in its stock price, we could face additional securities class action lawsuits.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had federal net operating loss carryforwards of $308.5 million, of which $114.9 million federal net operating losses generated before January 1, 2018 will begin to expire in 2029. Federal net operating losses of $193.6 million generated after January 1, 2018 will carryforward indefinitely but are subject to the 80% taxable income limitation. As of December 31, 2021, we had state net operating loss carryforwards of $154.7 million, which begin to expire in 2028. Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss tax rules as they existed prior to the adoption of the Tax Cuts and Jobs Act of 2017, or Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted Tax Act as modified by CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and federal net operating losses arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income for tax years beginning after December 31, 2020.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 13,322 square feet of office space in Hayward, California under a sublease agreement that expires on January 30, 2023. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters under the caption “Part II.—Item 8. Financial Statements and Supplementary Data—Note 12. Commitments and Contingencies—Litigation.”

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Market since February 11, 2011 under the symbol “ACRX”. As of March 7, 2022, there were 40 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

This discussion and analysis generally covers our financial condition and results of operations for the year ended December 31, 2021, including year-over-year comparisons versus the year ended December 31, 2020. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Part I, Item 1A - Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. Our portfolio of products and product candidates consists of sufentanil sublingual products and product candidates, pre-filled syringe product candidates, and nafamostat product candidates as further described in “Item 1. Business.”

On July 14, 2021, we entered into a License and Commercialization Agreement, or the PFS Agreement, with Laboratoire Aguettant, or Aguettant, pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant is entitled to receive up to $24 million in sales-based milestone payments.

On July 14, 2021, we also entered into a License and Commercialization Agreement, or the DZUVEO Agreement, with Aguettant pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Territory, for the management of acute moderate to severe pain in adults in medically monitored settings. We are entitled to receive up to €47.0 million in a combination of up-front and sales-based milestone payments, of which we received €2.5 million, or approximately $2.9 million, in 2021. Refer to Note 5 “In-license Agreements” and Note 6 “Out-license Agreements—DZUVEO” in the accompanying notes to the Consolidated Financial Statements for additional information.

On January 7, 2022, we acquired Lowell Therapeutics, Inc., or Lowell, in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, and includes approximately $26.0 million of contingent consideration payable in cash or stock at AcelRx's option, upon the achievement of regulatory and sales-based milestones. For additional information regarding the acquisition of Lowell, see Note 19. “Subsequent Events” in the accompanying notes to the Consolidated Financial Statements.

We are further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where we decide not to commercialize ourselves, we may seek to out-license commercialization rights. We currently intend to commercialize and promote DSUVIA/DZUVEO outside the United States and Europe with one or more strategic partners.

Product Development Programs

Our product development portfolio features two innovative therapies for the treatment of acute pain, two ready-to-use pre-filled syringe product candidates (ephedrine and phenylephrine), Niyad (a regional anticoagulant for the dialysis circuit) and LTX-608 (a proprietary nafamostat formulation for direct IV infusion as an anti-viral treatment for COVID-19, for disseminated intravascular coagulation, or DIC, for acute respiratory distress syndrome, or ARDS, and for acute pancreatitis). Please refer to “Part I. Item 1. Business—Our Portfolio” for a detailed discussion of our approved products and product candidates.

Distribution Agreement

Our distribution agreement, or the Distribution Agreement, with Zimmer Biomet Dental, or ZB Dental, provided ZB Dental the exclusive right to promote, market, sell, and arrange to distribute DSUVIA in the United States to clinicians, dentists, surgeons and other licensed health care practitioners that perform dental (including specialty dental), oral-maxillofacial, cranio-maxillofacial or oral surgery procedures, or Professionals, and their respective institutions and facilities that are permitted to use DSUVIA. On February 15, 2022, we amended the Distribution Agreement to remove the exclusivity provided to ZB Dental, allowing us to promote, market, sell and distribute DSUVIA in the specified classes of trade. The dental and oral-maxillofacial surgery markets have similar characteristics to the other office-based procedures on which we are currently focusing the majority of our commercial efforts.

General Trends and Outlook

COVID-19-related

Government-mandated orders and related safety policies on account of the COVID-19 pandemic continue to prevent us from operating our business in the normal course. Beginning in early 2020, state and local officials issued orders in response to the pandemic which included, among other things, requirements for residents to shelter in place and for non-essential businesses to cease activities at facilities within certain cities, counties, and states. State and local officials have taken different approaches to these orders, and some have not issued any such orders. Once issued, the orders have been relaxed and then tightened, depending on the rate of COVID-19 cases. As a result of these orders, we implemented a work from home policy for our California-based employees and we continue to adhere to the various and diverse orders issued by government officials in the jurisdictions in which we operate. In addition, some hospitals, ambulatory surgery centers and other healthcare facilities have barred visitors that are not caregivers or mission-critical and otherwise restricted access to such facilities. As a result, the educational and promotional efforts of our commercial and medical affairs personnel have been substantially reduced, and in some cases, stopped. Cancellation or delays of formulary committee meetings and delays of elective surgeries have also affected the pace of formulary approvals and, consequently, the rate of adoption and use of DSUVIA. We expect our near-term sales volumes to continue to be adversely impacted as long as access to healthcare facilities by our commercial and medical affairs personnel continues to be limited, especially in light of the rise in COVID-19 cases associated with the emerging variants. We will continue to evaluate the impact on our revenues and related metrics and operating expenses during this period and assess the need to adjust our expenses and expectations.

As a result of COVID-19 and related international travel restrictions, in addition to the testing requirements of our vendor, the timing for testing and acceptance of our DSUVIA fully automated packaging line, and subsequent FDA approval, has been delayed. Based on our best estimate, now that the line has been installed, we expect FDA approval in the first half of 2023.

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

Department of Defense

In April 2020, DSUVIA achieved Milestone C approval by the Department of Defense, or DoD, a decision that clears the path for the DoD to begin placing orders for DSUVIA for inclusion in all Army Sets, Kits, and Outfits, or SKOs, for deployed/deploying troops. This SKO fulfillment is dependent on the Army’s completion of their product information package including instructions on fulfillment and training which remains in process. In September 2020, we announced that DSUVIA was added to the DoD Joint Deployment Formulary, a core list of pharmaceutical products that are designated for deploying military units across all service branches. Also in September 2020, the U.S. Army awarded AcelRx with an initial contract of up to $3.6 million over the next four years for the purchase of DSUVIA to support a DoD-sponsored study to aid the development of clinical practice guidelines. We believe that study will initiate clinically in 2022. Since the fourth quarter of 2020, DSUVIA orders are being fulfilled for the Army Prepositioned Stock Program, or APS. The aforementioned clinical and APS orders are separate from the planned SKO fulfillment.

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

We will incur capital expenditures related to our fully automated packaging line for DSUVIA, which has now been installed, and for which we expect FDA approval in the first half of 2023. We anticipate that the fully automated line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2023 and beyond.

Our net losses were $35.1 million and $40.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $473.6 million. As of December 31, 2021, we had cash, cash equivalents and short-term investments totaling $51.6 million compared to $42.9 million as of December 31, 2020.

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

Revenue from Contracts with Customers

We follow the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We sell our products primarily through wholesale and specialty distributors.

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

Chargebacks - Our customers subsequently resell our product to qualified healthcare providers. In addition to distribution agreements with customers, we enter into arrangements with qualified healthcare providers that provide discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue-related accrued liabilities on the Consolidated Balance Sheets. Chargeback amounts are determined at the time of resale to the qualified healthcare providers by customers, and we issue credits for such amounts generally within a few weeks of the customer's notification to us of the resale. Reserves for chargebacks consists of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to the qualified healthcare providers, and chargebacks for units that our customers have sold to the qualified healthcare providers, but for which credits have not been issued.

Government Rebates - We are subject to discount obligations under state Medicaid programs. We estimate our Medicaid rebates and record them in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued liabilities on the Consolidated Balance Sheets.

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

Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or net realizable value approach as that used to value the inventory. Because the predetermined, contractual transfer prices we received from Grünenthal GmbH, or Grünenthal, were less than the direct costs of manufacturing, all Zalviso inventories were carried at net realizable value.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

In September 2015, we sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by our former commercial partner, Grünenthal pursuant to the Collaboration and License Agreement, dated as of December 16, 2013, as amended, to PDL BioPharma, Inc., or PDL, for an upfront cash purchase price of $65.0 million. Under the relevant accounting guidance, because of our significant continuing involvement, the Royalty Monetization has been accounted for as a liability that will be amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, we are required to estimate the total amount of future royalty and milestone payments to be received by ARPI LLC and paid to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds we received, are recorded as interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record interest expense related to the Royalty Monetization accordingly.

During the three months ended June 30, 2020, Grünenthal notified us that it was terminating the Amended License Agreement, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Territory reverted back to us in May 2021.

There is a continuing obligation on our part, through the term of the Royalty Monetization, to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. However, without a New Arrangement to commercialize Zalviso in Europe, we are currently unable to reliably estimate the future payments to SWK Funding LLC, or SWK, (assignee of PDL) over the remaining life of the Royalty Monetization. If we are unable to find a New Arrangement, a contingent gain of up to approximately $64 million may be recognized when it is realized upon expiration of the liability at the end of the Royalty Monetization term. Due to the significant judgments and factors related to the estimates of future payments under the Royalty Monetization, there are significant uncertainties surrounding the amount and timing of future payments and the probability of realization of the estimated contingent gain.

We will record non-cash royalty revenues and non-cash interest (income) expense within our Consolidated Statements of Operations over the term of the Royalty Monetization.

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

Years Ended December 31, 2021 and 2020

Revenue

Product Sales Revenue

Product sales revenue consists of sales of DSUVIA in the U.S. and, prior to May 13, 2021, Zalviso in Europe.

Product sales revenue by product for the years ended December 31, 2021 and 2020, was as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
DSUVIA	$735	$1,409	$(674)	(48)%
Zalviso	270	1,112	(842)	(76)%
Total product sales revenue	$1,005	$2,521	$(1,516)	(60)%

The decrease in product sales revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily the result of a significant purchase from the Department of Defense in the third quarter of 2020 and the termination of the Collaboration and License Agreement and the Manufacture and Supply Agreement, or the Grünenthal Agreements, pursuant to which Grünenthal sold Zalviso in the European Union through May 12, 2021.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue included revenue under the DZUVEO Agreement related to the upfront payment received in the third quarter of 2021, and prior to May 13, 2021, included revenue under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization, and royalty revenue for sales of Zalviso in Europe.

Contract and other collaboration revenue for the years ended December 31, 2021 and 2020, was as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
License revenue	$1,696	$—	$1,696	100%
Non-cash royalty revenue related to Royalty Monetization (See Note 10)	83	242	(159)	(66)%
Royalty revenue	28	81	(53)	(65)%
Other revenue	6	2,572	(2,566)	(100)%
Total contract and other collaboration revenue	$1,813	$2,895	$(1,082)	(37)%

On July 14, 2021, we granted Aguettant the license rights to DZUVEO in the European Union. Accordingly, for the year ended December 31, 2021, we recognized $1.7 million of the $2.9 million upfront fee as license revenue under the DZUVEO Agreement. As of December 31, 2021, we had current and non-current portions of deferred revenue under the DZUVEO Agreement of $0.1 million and $1.1 million, respectively. In May 2020, Grünenthal terminated the Grünenthal Agreements, accordingly the rights to market and sell Zalviso in Europe reverted back to us on May 12, 2021. Upon notification of early termination by Grünenthal, we recognized approximately $2.6 million of deferred revenue for the discount on Zalviso manufacturing services which were no longer a performance obligation.

Cost of goods sold

Total costs of goods sold for the years ended December 31, 2021 and 2020, were as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Direct costs	$1,204	$1,900	$(696)	(37)%
Indirect costs	2,549	4,132	(1,583)	(38)%
Total costs of goods sold	$3,753	$6,032	$(2,279)	(38)%

Direct costs from contract manufacturers for DSUVIA and Zalviso totaled $1.2 million and $1.9 million in the years ended December 31, 2021 and 2020, respectively. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

We periodically evaluate the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or net realizable value approach as that used to value the inventory. During the year ended December 31, 2021, we recorded inventory impairment charges of $0.8 million, primarily as a result of DSUVIA inventory that may expire before being sold. During the year ended December 31, 2020, we recorded inventory impairment charges of $0.7 million, of which $0.3 million related to the termination of the Grünenthal Agreements, and $0.4 million related to DSUVIA, primarily as a result of inventory that may expire before being sold.

The indirect costs to manufacture DSUVIA and Zalviso totaled $2.5 million and $4.1 million in the years ended December 31, 2021 and 2020, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses. We expect these indirect costs to represent a smaller percentage of revenue as our product sales increase.

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

We expect to incur future research and development expenditures to support the FDA regulatory review of our product candidates and anticipated activities required for the development of our nafamostat product candidates, and the preparation and submission of the NDAs for our two in-licensed product candidates from Aguettant. The timing of the resubmission of the Zalviso NDA is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

We track external development expenses on a program-by-program basis. Our development resources are shared among all our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead.

Below is a summary of our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Years Ended December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
DSUVIA	$1,401	$812	$589	73%
Zalviso	49	95	(46)	(48)%
Other product candidates	50	—	50	100%
Overhead	2,595	3,110	(515)	(17)%
Total research and development expenses	$4,095	$4,017	$78	2%

Research and development expenses during the year ended December 31, 2021, as compared to the year ended December 31, 2020, increased by $0.1 million primarily due to increased Catalent manufacturing-related DSUVIA development expenses, partially offset by decreases in personnel-related overhead expenses and Zalviso-related spending.

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

Total selling, general and administrative expenses for the years ended December 31, 2021 and 2020, were as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Selling, general and administrative expenses	$30,935	$36,330	$(5,395)	(15)%

Selling, general and administrative expenses decreased by $5.4 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease is primarily due to a $3.4 million reduction in personnel-related costs, a decrease in business development expenses of $0.8 million, a $0.8 million reduction in DSUVIA commercialization-related expenses, such as travel, and a $0.7 million decrease in legal fees, partially offset by an increase in other net selling, general and administrative expenses of $0.3 million.

In March 2020, we eliminated 30 positions, mainly within the commercial organization. For additional information regarding the Restructuring Costs see Note 1 “Organization and Summary of Significant Accounting Policies” in the notes to the Consolidated Financial Statements.

Other Income (Expense)

Total other income (expense) for the years ended December 31, 2021 and 2020, was as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Interest expense	$(2,291)	$(3,305)	$1,014	(31)%
Interest income and other income (expense), net	124	583	(459)	(79)%
Non-cash interest income (expense) on liability related to sale of future royalties	3,038	3,310	(272)	(8)%
Total other income (expense)	$871	$588	$283	48%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily as a result of a lower average outstanding loan balance. As of December 31, 2021, the outstanding balance due under the Loan Agreement with Oxford was $13.3 million. Refer to Note 8 “Long-Term Debt” in the notes to the Consolidated Financial Statements for additional information.

Interest income and other income (expense), net, for the years ended December 31, 2021 and 2020 primarily consisted of interest earned on our investments and the change in the fair value of our contingent put option. The decrease in interest income and other income (expense), net, in the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to lower yields on our investments and the change in the fair value of our contingent put option.

The non-cash interest income on the liability related to the sale of future royalties is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 10 “Liability Related to Sale of Future Royalties”, the Royalty Monetization has been recorded as debt under the applicable accounting guidance. We periodically assess the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the liability and the interest rate.

The effective interest income rate for the years ended December 31, 2021 and 2020, was approximately 3.5% and 3.6%, respectively. We anticipate that we will record approximately $3 million in non-cash interest income related to the Royalty Monetization for the year ended December 31, 2022.

Liquidity and Capital Resources

Liquidity

We have incurred losses and generated negative cash flows from operations since inception. We expect to continue to incur significant losses in 2022 and may incur significant losses and negative cash flows from operations in the future. We have funded our operations primarily through issuance of equity securities, borrowings, payments from Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding of approximately $22.6 million from the DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019 and the upfront payment under the DZUVEO Agreement with Aguettant.

As of December 31, 2021, we had cash, cash equivalents and investments totaling $51.6 million, compared to $42.9 million as of December 31, 2020. The increase was primarily due to net proceeds received from the issuance of common stock and warrants in connection with equity offerings in the year ended December 31, 2021, partially offset by cash required to fund our continuing operations, including debt service, as we continued our commercialization activities for DSUVIA, including installation of our fully automated packaging line for DSUVIA, and business development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next twelve months; however, our expectations may change depending on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the negative impact on sales volumes as our sales force is limited in its access to potential customers, our expenditures related to the development of our product candidates and the United States commercial launch of DSUVIA, and the timing of business development activities. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

On November 17, 2021, we completed a registered direct offering in which we issued and sold 17,500,000 shares of our common stock at a price of $0.80 per share and warrants exercisable for an aggregate of 17,500,000 shares of our common stock at a price of $1.00 per share. The total net proceeds from this offering were approximately $13.9 million. As of December 31, 2021, the 17,500,000 warrants remain outstanding and will be exercisable following the six-month anniversary of the closing date of this offering and expire on November 15, 2026.

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

We entered into a Controlled Equity OfferingSM Sales Agreement, or, as amended, the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. During the year ended December 31, 2021, we had issued and sold an aggregate of approximately 3.0 million shares of common stock pursuant to the ATM Agreement, for which we had received net proceeds of approximately $7.5 million, after deducting fees and expenses. During the year ended December 31, 2020, we issued and sold an aggregate of approximately 0.9 million shares of common stock pursuant to the ATM Agreement, for which we received net proceeds of approximately $1.4 million. As of December 31, 2021, we had the ability to sell approximately $36.1 million of our common stock under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan. After deducting all loan initiation costs and outstanding interest on the prior loan agreement with Hercules, we received $15.9 million in net proceeds. As of December 31, 2021, the outstanding balance under the Loan Agreement was $13.3 million. For more information, see Note 8 “Long-Term Debt” in the accompanying notes to the Consolidated Financial Statements.

On May 18, 2020, we received a notice from Grünenthal that it was exercising its right to terminate the Grünenthal Agreements. Certain terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory. Certain terms of the Grünenthal Agreements were further extended for a period of thirty days after the last Zalviso product distributed by Grünenthal prior to May 13, 2021 expires to enable the parties to manage applicable pharmacovigilance and other requirements. There is a continuing obligation on our part, through the term of the Royalty Monetization, to use commercially reasonable efforts to negotiate a New Arrangement. The Royalty Monetization will be repaid to SWK (assignee of PDL) over the life of the agreement through a portion of the European royalties and milestones received under the Grünenthal Agreements and any New Arrangement, if executed. For more information, see Note 10 “Liability Related to the Sale of Future Royalties” in the accompanying notes to the Consolidated Financial Statements.

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

Cash Flows

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(30,002)	$(38,505)
Net cash (used in)/provided by investing activities	(26,123)	34,139
Net cash provided by financing activities	41,514	16,956

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

Cash used in operating activities of $30.0 million during the year ended December 31, 2021, reflected a net loss of $35.1 million, partially offset by aggregate non-cash charges of $4.9 million and included an approximate $0.2 million net change in our operating assets and liabilities. Non-cash charges included $4.6 million for stock-based compensation expense, $3.0 million in non-cash interest income on the liability related to the Royalty Monetization, and $2.0 million in depreciation and amortization expense. The net change in our operating assets and liabilities included a $1.2 million increase in deferred revenue and a $0.9 million increase in prepaid expenses and other assets.

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

During the year ended December 31, 2021, cash used in investing activities of $26.1 million was primarily the net result of $70.5 million for purchases of investments, $1.8 million for purchases of property and equipment, and $0.8 million in asset acquisition costs related to our acquisition of Lowell, partially offset by $47.0 million in proceeds from the sale and maturity of investments.

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

During the year ended December 31, 2021, cash provided by financing activities of $41.5 million was primarily due to $50.3 million in net proceeds received in connection with equity financings, including the issuance of warrants and shares sold under our ATM Agreement, partially offset by $8.8 million used for payment of long-term debt.

During the year ended December 31, 2020, cash provided by financing activities was primarily due to $21.3 million in net proceeds received in connection with equity financings, and $0.4 million in net proceeds received through our equity plans, partially offset by $4.7 million used for payment of long-term debt.

Capital Commitments and Capital Resources

Our current operating plan includes expenditures related to the development of our product candidates and the continued launch of DSUVIA in the United States. This plan includes an assumption that COVID-19 related restrictions will not increase considerably, and includes anticipated activities required to resubmit the Zalviso NDA and anticipated activities required for the development of our nafamostat product candidates, and the preparation and submission of the NDAs for our two in-licensed product candidates from Aguettant. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of our product candidates in the United States and intend to update our cash forecasts accordingly. Our forecast that our existing capital resources will permit us to meet our capital and operational requirements through at least the next twelve months is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the impact and timing of COVID-19 on our operations, our sales representatives’ access to hospitals or other healthcare facilities, and our level of sales;

•	expenditures related to the launch of DSUVIA and potential commercialization of our product candidates, if approved;

•	future manufacturing, selling and marketing costs related to DSUVIA and our product candidates, if approved, including our contractual obligations to Aguettant under the DZUVEO Agreement;

•	costs associated with business development activities and licensing transactions;

•	the outcome, timing and cost of the regulatory submissions for our product candidates, including our two in-licensed product candidates from Aguettant, and any approvals for our product candidates;

•	the outcome, timing and cost of the development of our nafamostat product candidates;

•	the initiation, progress, timing and completion of any post-approval clinical trials for DSUVIA, or our product candidates, if approved;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements, including the DZUVEO Agreement;

•	delays that may be caused by changing regulatory requirements;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of DSUVIA and our product candidates, if approved;

•	the extent to which we acquire or invest in businesses, products and product candidates or technologies; and

•	the expenses associated with litigation.

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

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

We have material cash requirements and other contractual obligations related to our Loan Agreement with Oxford (as described in Note 8 “Long-Term Debt”), contract manufacturing services and office rent (as described in Note 9 “Leases” in the accompanying notes to the Consolidated Financial Statements) and the Royalty Monetization that we completed in September 2015 (as described in Note 10 “Liability Related to Sale of Future Royalties”).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 15, 2021, WithumSmith+Brown, PC, an independent registered public accounting firm (Withum), acquired certain assets of OUM & Co. LLP (OUM), the independent registered public accounting firm for AcelRx Pharmaceuticals, Inc. (the Company) (the Transaction). As a result of this Transaction, on July 15, 2021, OUM resigned as the Company's independent registered public accounting firm. Concurrent with such resignation, the Company, with the approval of its Audit Committee, consented to the engagement of Withum as the Company's new independent registered public accounting firm, effective July 15, 2021.

Prior to the Transaction, the Company did not consult with Withum regarding the application of accounting principles to any specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Withum on the Company's financial statements, and Withum did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

OUM's Report of Independent Registered Public Accounting Firm (the Audit Report) on the Company's financial statements for the fiscal years ended December 31, 2020 and 2019 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2020 and 2019, and during the interim period from the end of the most recently completed fiscal year through July 15, 2021, the date of resignation, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with OUM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of OUM would have caused it to make reference to such disagreement in its reports. During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim period through July 15, 2021, there have been no “reportable events” (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on their evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of
December 31, 2021.

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

3. Management has assessed the effectiveness of AcelRx Pharmaceuticals’ internal control over financial reporting as of December 31, 2021 and has concluded that such internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fiscal quarter ended December 31, 2021.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers set forth under the headings “Proposal No.1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers of the Registrant” of the 2022 Proxy Statement is incorporated herein by reference.

Information regarding our Audit Committee, including the members of our Audit Committee, set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” of the 2022 Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” of the 2022 Proxy Statement is incorporated herein by reference.

Information regarding our Code of Business Conduct and Ethics set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” of the 2022 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation and director compensation set forth under the headings “Executive Compensation” and “Director Compensation,” respectively, of the 2022 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the 2022 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information contained in the section captioned “Related Person Transactions and Indemnification” of the 2022 Proxy Statement is incorporated herein by reference.

Information regarding director independence set forth under the heading “Information Regarding the Board of Directors and Corporate Governance” of the 2022 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding our independent auditor fees and services in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” of the 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

(b) Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1§	Agreement and Plan of Merger, dated as of November 14, 2021, by and among the Registrant, Lowell, Merger Sub 1, Merger Sub 2 and the Stockholder Representative.	10-Q	001-35068	2.1	11/15/2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	2/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	1/7/2011

4.1	Description of Capital Stock.	10-K	001-35068	4.1	3/15/2021

4.2	Reference is made to Exhibits 3.1 through 3.3.

4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.4	Form of Warrant to Purchase Common Stock of the Registrant, dated as of May 30, 2019.	8-K	001-35068	4.1	6/3/2019

4.5	Form of Warrant to Purchase Common Stock of the Registrant, dated as of November 15, 2021.	8-K	001-35068	4.1	11/15/2021

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	1/7/2011

10.2+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	2/24/2011

10.3+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	3/30/2011

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	3/30/2011

10.5+	Amended and Restated 2020 Equity Incentive Plan.	8-K	001-350683	10.1	6/17/2021

10.6+	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.2	6/16/2020

10.7+	Forms of RSU Award Grant Notice and Award Agreement (RSU Award) under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.3	6/16/2020

10.8+	Amended and Restated 2011 Employee Stock Purchase Plan.	S-8	333-239213	99.4	6/16/2020

10.9+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	1/7/2011

10.10+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	1/7/2011

10.11+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	5/8/2017

10.12+	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	7/19/2017

10.13+	Non-Employee Director Compensation Policy.

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.14+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	2/9/2017

10.15§	Sublease for a Single Sublessee, dated March 26, 2021, by and between the Registrant and Weichert Workforce Mobility Inc., as successor in interest to The MI Group, Inc.	10-Q	001-35068	10.3	5/17/2021

10.16§#	License and Commercialization Agreement (DZUVEO), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.1	11/15/2021

10.17§#	License and Commercialization Agreement (PFS), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.2	11/15/2021

10.18	Contingent Value Rights Agreement, dated as of January 7, 2022, by and among AcelRx Pharmaceuticals, Inc., James Wilkie, solely in his capacity as the representative of the Lowell stockholders and option holders, and Computershare Inc., and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, collectively as Rights Agent	8-K	001-35068	10.1	1/12/2022

10.19§#	Commercial Supply Agreement, effective March 31, 2021 by and between the Registrant and Catalent Pharma Solutions, LLC.	10-Q	001-35068	10.1	8/16/2021

10.20	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.	10-Q	001-35068	10.1	5/8/2013

10.21	Amended and Restated Capital Expenditure Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.	10-Q	001-35068	10.2	5/8/2013

10.22	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement, between the Registrant and Patheon Pharmaceuticals, Inc. effective as of January 30, 2014.	10-Q	001-35068	10.4	5/8/2014

10.23#	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of January 19, 2016.	10-Q	001-35068	10.6	5/2/2016

10.24#	Amendment #2 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of August 4, 2017.	10-Q	001-35068	10.1	11/9/2017

10.25#	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015.	10-Q	001-35068	10.6	11/3/2015

10.26#	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of the Registrant) and SWK Funding, LLC (assigned of PDL BioPharma, Inc.), dated as of September 18, 2015.	10-Q	001-35068	10.7	11/3/2015

10.27	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	6/21/2016

10.28	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of August 29, 2020.	S-3	333-239156	1.3	6/12/2020

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.29	Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 30, 2019.	8-K	001-35068	10.1	6/3/2019

10.30	First Amendment to Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 5, 2021.	10-Q	001-35068	10.4	11/15/2021

10.31	Second Amendment to Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of November 14, 2021.

10.32#	Agreement between the Registrant and SpecGX, LLC, dated June 16, 2017.	10-Q	001-35068	10.1	11/7/2019

10.33	Amendment to Agreement between the Registrant and SpecGX, LLC, dated September 23, 2019.	10-Q	001-35068	10.2	11/7/2019

23.1	Consent of Withum Smith & Brown, LLP, Independent Registered Public Accounting Firm.

23.2	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

§	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.
+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with am “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

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

Date: March 10, 2022	AcelRx Pharmaceuticals, Inc.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vincent J. Angotti	Chief Executive Officer and Director	March 10, 2022
Vincent J. Angotti	(Principal Executive Officer)

/s/ Raffi Asadorian	Chief Financial Officer	March 10, 2022
Raffi Asadorian	(Principal Financial and Accounting Officer)

/s/ Adrian Adams	Chairman	March 10, 2022
Adrian Adams

/s/ Richard Afable, M.D.	Director	March 10, 2022
Richard Afable, M.D.

/s/ Marina Bozilenko	Director	March 10, 2022
Marina Bozilenko

/s/ Jill Broadfoot	Director	March 10, 2022
Jill Broadfoot

/s/ Mark G. Edwards	Director	March 10, 2022
Mark G. Edwards

/s/ Stephen J. Hoffman, Ph.D., M.D.	Director	March 10, 2022
Stephen J. Hoffman, Ph.D., M.D.

/s/ Pamela P. Palmer, M.D., Ph.D.	Director	March 10, 2022
Pamela P. Palmer, M.D., Ph.D.

/s/ Howard B. Rosen	Director	March 10, 2022
Howard B. Rosen

/s/ Mark Wan	Director	March 10, 2022
Mark Wan

ACELRX PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

AcelRx Pharmaceuticals, Inc.

Hayward, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AcelRx Pharmaceuticals, Inc. (the "Company") as of December 31, 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2021, and the related notes and schedule II (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2020 were audited by OUM & Co. LLP, who joined WithumSmith+Brown, PC on July 15, 2021, and rendered their opinion on such statements on March 15, 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Product Revenue Allowances for Chargebacks, Government Rebates and Product Returns

Description of the Matter

As described in Note 1 to the consolidated financial statements, revenue from product sales is recognized net of estimates for variable consideration consisting of chargebacks, government rebates, returns, distribution fees, GPO fees and product returns. This variable consideration is recorded in the same period that the related revenue is recognized and creates variability for the consideration that the Company expects to receive. Liabilities related to government rebates and rebate programs of managed healthcare organizations involve the use of significant assumptions and judgments that include consideration of legal interpretations of applicable laws and regulations, historical claims experience, the payer channel mix, current contract prices, unbilled claims, claims submission time lags, and inventory levels in the distribution channel. Estimates for product returns consider existing return policies with customers, historical sales and return rates, inventory levels in the distribution channel, and product shelf lives.

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

Contract and Other Collaboration Revenue

Description of the Matter

The Company recognized contract and other collaboration revenue of $1.8 million for the year ended December 31, 2021.  As described in Note 1 to the consolidated financial statements, these arrangements may include payments for upfront signing or license fees, cost reimbursements for development and manufacturing services, milestone payments, revenue from product sales, and royalties on licensee’s future product sales. As discussed in Notes 6 and 7 to the consolidated financial statements, the Company entered into a License and Commercialization Agreement with Laboratoire Aguettant to commercialize Dzuveo in the European Union and certain non-European Union countries. Under the agreement, the Company is entitled to receive up to €47.0 million in a combination of upfront and sales-based milestone payments, of which the Company has received an upfront cash payment of $2.9 million. The license and collaboration agreement contains multiple performance obligations that may require the Company to deliver goods and/or services throughout the term of the agreement.

Auditing the Company’s accounting for revenue from collaboration arrangements was complex and required significant judgment, primarily in identifying the performance obligations, determining the standalone selling prices underlying each performance obligation, determining the allocation of arrangement consideration and determining the variable consideration, including variable consideration that is subject to a constraint. The determination of standalone selling prices for certain of the Company’s arrangements involves significant judgement as a performance obligation may not have readily observable inputs.

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding and evaluated the design of controls over the Company’s processes for revenue recognition, including identification of performance obligations, determination of standalone selling price underlying each performance obligation, and estimation of variable consideration.

To test the accounting for revenue from the collaboration agreement we tested and evaluated, among other things, the performance obligations identified, the manner in which the performance obligation is satisfied, the estimates and assumptions used to determine transaction price, and the allocation of transaction price to performance obligations.  Our audit procedures also included, among other things, reading the agreements and related schedules, reviewing management’s analysis for completeness and accuracy by agreeing data to underlying agreements, understanding the methodologies utilized in accordance with the relevant accounting guidance and assessing the reasonableness of management’s estimates and judgments through a review of the agreements, inspecting communications from the collaborative partner, and performing a sensitivity analysis.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2015.

San Francisco, California

March 10, 2022

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

AcelRx Pharmaceuticals, Inc.

Hayward, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AcelRx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ OUM & CO. LLP

We have served as the Company's auditor since 2015.

San Francisco, California

March 15, 2021

PCAOB ID Number 252

AcelRx Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$12,663	$27,274
Short-term investments	38,967	15,612
Accounts receivable, net	160	635
Inventories, net	1,111	1,626
Prepaid expenses and other current assets	2,588	1,683
Total current assets	55,489	46,830
Operating lease right-of-use assets	4,302	3,150
Property and equipment, net	15,928	15,659
Other assets	2,174	656
Total Assets	$77,893	$66,295

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,121	$2,737
Accrued and other liabilities	6,524	5,045
Long-term debt, current portion	8,796	8,735
Operating lease liabilities, current portion	1,068	1,118
Total current liabilities	18,509	17,635
Long-term debt, net of current portion	5,007	13,140
Deferred revenue, net of current portion	1,151	—
Operating lease liabilities, net of current portion	3,750	2,606
Liability related to the sale of future royalties	85,288	88,365
Other long-term liabilities	81	299
Total liabilities	113,786	122,045

Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—200,000,000 shares authorized as of December 31, 2021 and 2020; 136,819,647 and 98,812,008 shares issued and outstanding as of December 31, 2021 and 2020, respectively	137	98
Additional paid-in capital	437,554	382,637
Accumulated deficit	(473,584)	(438,485)
Total stockholders’ deficit	(35,893)	(55,750)
Total Liabilities and Stockholders’ Deficit	$77,893	$66,295

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue:
Product sales	$1,005	$2,521
Contract and other collaboration	1,813	2,895
Total revenue	2,818	5,416

Operating costs and expenses:
Cost of goods sold	3,753	6,032
Research and development	4,095	4,017
Selling, general and administrative	30,935	36,330
Total operating costs and expenses	38,783	46,379

Loss from operations	(35,965)	(40,963)
Other income:
Interest expense	(2,291)	(3,305)
Interest income and other income, net	124	583
Non-cash interest income on liability related to sale of future royalties	3,038	3,310
Total other income	871	588
Net loss before income taxes	(35,094)	(40,375)
Provision for income taxes	5	4
Net loss	(35,099)	(40,379)
Comprehensive loss	$(35,099)	$(40,379)
Net loss per share of common stock, basic and diluted	$(0.29)	$(0.47)
Shares used in computing net loss per share of common stock, basic and diluted –see Note 15	119,860,266	85,257,008

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Deficit

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2019	79,573,101	$79	$356,609	$(398,106)	$(41,418)
Stock-based compensation	—	—	4,424	—	4,424
Restricted stock units vested	254,684	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(86)	—	(86)
Net proceeds from issuance of common stock in connection with equity financings	18,644,095	19	21,318	—	21,337
Issuance of common stock upon ESPP purchase	340,128	—	372	—	372
Net loss	—	—	—	(40,379)	(40,379)
Balance as of December 31, 2020	98,812,008	98	382,637	(438,485)	(55,750)
Stock-based compensation	—	—	4,609	—	4,609
Restricted stock units vested	488,715	—	—	—	—
Tax payments related to shares withheld for restricted stock units vested	—	—	(249)	—	(249)
Net proceeds from issuance of common stock in connection with equity financings	37,201,562	38	44,678	—	44,716
Net proceeds from issuance of warrants in connection with equity financings	—	—	5,562	—	5,562
Issuance of common stock upon exercise of stock options	19,403	1	16	—	17
Issuance of common stock upon ESPP purchase	297,959	—	301	—	301
Net loss	—	—	—	(35,099)	(35,099)
Balance as of December 31, 2021	136,819,647	$137	$437,554	$(473,584)	$(35,893)

See notes to consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,099)	$(40,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	(83)	(242)
Non-cash interest income on liability related to royalty monetization	(3,038)	(3,310)
Depreciation and amortization	1,973	1,853
Non-cash interest expense related to debt financing	761	1,069
Stock-based compensation	4,609	4,424
Inventory impairment charge	810	712
Other	(138)	(344)
Changes in operating assets and liabilities:
Accounts receivable	475	(203)
Inventories	(295)	957
Prepaid expenses and other assets	(908)	661
Accounts payable	111	1,016
Accrued liabilities	79	(638)
Operating lease liabilities	(447)	(886)
Deferred revenue	1,188	(3,195)
Net cash used in operating activities	(30,002)	(38,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,827)	(1,855)
Purchase of investments	(70,459)	(44,611)
Asset acquisition costs	(821)	—
Proceeds from sale of investments	2,996	—
Proceeds from maturities of investments	43,988	80,605
Net cash (used in) provided by investing activities	(26,123)	34,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term debt	(8,833)	(4,667)
Net proceeds from issuance of common stock in connection with equity financings	44,716	21,337
Net proceeds from issuance of warrants in connection with equity financings	5,562	—
Net proceeds from issuance of common stock through equity plans	318	372
Tax payments related to shares withheld for restricted stock units vested	(249)	(86)
Net cash provided by financing activities	41,514	16,956
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS	(14,611)	12,590
CASH, CASH EQUIVALENTS —Beginning of year	27,274	14,684
CASH, CASH EQUIVALENTS —End of year	$12,663	$27,274

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,595	$2,269
Income taxes paid (refunded)	$5	$(347)

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payable and accrued expenses	$1,095	$—
Asset acquisition costs in accounts payable and accrued expenses	$1,087	$—
Establishment of right-of-use asset and lease liability	$4,669	$—
Write-off of right-of-use asset and lease liability	$(3,128)	$—
Gain on termination of sublease	$522	$—
Leasehold improvements paid with note payable	$—	$326

See notes to consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

The Company

AcelRx Pharmaceuticals, Inc., or the Company, or AcelRx, was incorporated in Delaware on July 13, 2005 as SuRx, Inc. The Company subsequently changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in Hayward, California.

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO® in Europe) and Zalviso® are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the management of acute moderate to severe pain in adults in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, and, in July 2021, entered into a License and Commercialization Agreement with Laboratoire Aguettant, or Aguettant, for Aguettant to commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom (see Note 6. “Out-License Agreements—DZUVEO” below). The timing of the resubmission of the Zalviso new drug application, or NDA, is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and was commercialized by Grünenthal GmbH, or Grünenthal, through May 12, 2021 (see Termination of Grünenthal Agreements below). In July 2021, the Company also entered into a separate License and Commercialization Agreement with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection (see Note 5. “In-License Agreement” below). On January 7, 2022, the Company closed the definitive merger agreement dated as of November 14, 2021, or the Merger Agreement, to acquire Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 19. “Subsequent Events” below).

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. As of December 31, 2021 and December 31, 2020, the Company had cash, cash equivalents and short-term investments of $51.6 million and $42.9 million, respectively. Based on the Company’s current operating plans and projections, the Company expects that its existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least one year from the date this Annual Report on Form 10-K is filed with the United States Securities and Exchange Commission, or SEC. Although Zalviso was approved for sale in Europe on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement (defined below) with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. In consideration of the termination of the Amended License Agreement, under the Royalty Monetization, the Company must use commercially reasonable efforts to negotiate a replacement license agreement with a third party.

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

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year's presentation. In particular, the amounts reported in the Consolidated Balance Sheets as deferred revenue, current portion and liability related to the sale of future royalties, current portion have been reclassified to accrued and other liabilities at December 31, 2020, and the amount reported as an inventory impairment charge in the Consolidated Statements of Cash Flows was recorded as other in the year ended December 31, 2020.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, ARPI LLC, which was formed in September 2015 for the sole purpose of facilitating the Royalty Monetization with PDL of the expected royalty stream and milestone payments due from the sales of Zalviso in the European Union by its commercial partner, Grünenthal, pursuant to the Amended License Agreement. All intercompany accounts and transactions have been eliminated in consolidation. Refer to Note 10 “Liability Related to Sale of Future Royalties” for additional information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Management believes its most significant accounting estimates relate to revenue recognition, inventory valuation and the liability related to the sale of future royalties. Management evaluates its estimates on an ongoing basis including critical accounting policies. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Segment Information

The Company operates in a single segment, the development and commercialization of product candidates and products for the treatment of pain. The Company’s product sales revenue consists of sales of DSUVIA in the United States and, through May 2021, sales of Zalviso in Europe by Grünenthal. The Company’s contract and collaboration revenue consists of non-cash royalty revenue, royalty revenue, and other revenue under the Grünenthal Agreements and license revenue under the DZUVEO Agreement.

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

DSUVIA sales are concentrated with the DoD and with a limited number of wholesalers in the United States. Zalviso was sold in Europe by Grünenthal through May 2021. In July 2021, Aguettant was granted an exclusive license to commercialize DZUVEO in Europe. DZUVEO sales in Europe by Aguettant have not commenced as of December 31, 2021.

Revenue and accounts receivable have been concentrated with these customers.

Revenues from customers that accounted for 10% or more of our total revenues during the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
Percent of Total Revenue	2021	2020
Aguettant	61.9%	0%
Grünenthal	11.7%	74.0%
DoD	0.3%	16.9%
Wholesaler A	15.9%	3.9%

Accounts Receivable, net

The need for a bad debt allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers or any other potential circumstances that could result in bad debt.

The Company believes that the entire accounts receivable balance as of December 31, 2021 is collectible and there was no bad debt allowance provided as of December 31, 2020.

Accounts receivable, net from customers that accounted for 10% or more of our total accounts receivable balance as of December 31, 2021 and 2020 are as follows:

	As of December 31,
Percent of Accounts Receivable, Net	2021	2020
Customer A	73%	12%
Customer B	0%	79%

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining lease term. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the accompanying Consolidated Balance Sheets. Gains and losses associated with dispositions are reflected as a component of interest income and other income, net in the accompanying Consolidated Statements of Operations.

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

Contingent put option

The contingent put option associated with the Company’s Loan Agreement with Oxford is recorded as a liability. Changes in the fair value of the contingent put option are recognized as interest income and other income (expense), net in the Consolidated Statements of Operations. For further discussion, see Note 8 “Long-Term Debt”.

Leases

The Company follows the provisions of ASU No. 2016-02, Leases (Topic 842). At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the Consolidated Balance Sheets as operating lease right-of-use assets, operating lease liabilities current and operating lease liabilities non-current.

Revenue from Contracts with Customers

The Company follows the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. This guidance provides a unified model to determine how revenue is recognized. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company sells its products primarily through wholesale and specialty distributors.

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

Chargebacks – The Company’s customers subsequently resell its product to qualified healthcare providers. In addition to distribution agreements with customers, the Company enters into arrangements with qualified healthcare providers that provide discounts with respect to the purchase of its product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue-related accrued liabilities on the Consolidated Balance Sheets. Chargeback amounts are determined at the time of resale to the qualified healthcare providers by customers, and the Company issues credits for such amounts generally within a few weeks of the customer's notification to the Company of the resale. Reserves for chargebacks consists of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period end that the Company expects will be sold to the qualified healthcare providers, and chargebacks for units that the Company’s customers have sold to the qualified healthcare providers, but for which credits have not been issued.

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

Distribution Fees – Distribution fees include fees paid to certain customers for sales order management, data and distribution services. Distribution fees are recorded as a reduction of revenue in the period the related product revenue is recognized.

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

Transaction Price

The Company has both fixed and variable consideration. Variable consideration for product revenue is described as Net product sales in the Consolidated Statements of Operations. For collaboration agreements, non-refundable upfront fees and product supply selling prices are considered fixed, while milestone payments are identified as variable consideration when determining the transaction price. Funding of research and development activities is considered variable until such costs are reimbursed at which point, they are considered fixed. The Company allocates the total transaction price to each performance obligation based on the relative estimated standalone selling prices of the promised goods or services for each performance obligation.

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

Under the Grünenthal Agreements, the Company sold Zalviso to Grünenthal at predetermined, contractual transfer prices that were less than the direct costs of manufacturing and recognized indirect costs as period costs where they were in excess of normal capacity and not recoverable on a lower of cost or net realizable value basis. Cost of goods sold for Zalviso shipped to Grünenthal included the inventory costs of API, third-party contract manufacturing costs, packaging and distribution costs, shipping, handling and storage costs, depreciation and costs of the employees involved with production.

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

Stock-Based Compensation

Compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and restricted stock units related to the 2020 Equity Incentive Plan, or 2020 EIP, the 2011 Equity Incentive Plan, or 2011 EIP, and employee share purchases related to the Amended and Restated 2011 Employee Stock Purchase Plan, or ESPP, is based on estimated fair values at grant date. The Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and generally recognizes the fair value as stock-based compensation expense on a straight-line basis over the vesting period of the respective awards. The Company applies the graded-vesting attribution method to awards with market conditions that include graded-vesting features. Additionally, the Company uses the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.

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

Warrants Issued in Connection with Financings

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other (income) expense in the Consolidated Statements of Operations.

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

On March 16, 2020, in connection with entering into the Co-Promotion Agreement, the Company initiated a reduction in headcount, designed to eliminate the overlap with the Tetraphase commercial team in order to more efficiently commercialize DSUVIA alongside the Tetraphase commercial team and reduce operating expenses. The Company eliminated 30 positions, primarily within the commercial organization. For the year ended December 31, 2020, the Company incurred and paid $0.5 million in employee termination benefits related to this restructuring. The headcount reduction was completed in the first quarter of 2020. There were no such restructuring costs for the year ended December 31, 2021.

Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties

In September 2015, the Company sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by Grünenthal to PDL for gross proceeds of $65.0 million. Grünenthal terminated the Grünenthal Agreements effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory. The rights to market and sell Zalviso in the Territory reverted back to the Company in May 2021.

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

The Company records non-cash royalty revenues and non-cash interest income (expense), net, within its Consolidated Statements of Operations over the term of the Royalty Monetization.

When the expected payments under the Royalty Monetization are lower than the gross proceeds of $65.0 million received, the Company defers recognition of any probable contingent gain until the Royalty Monetization liability expires.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) and is disclosed in the Consolidated Statements of Operations. For the Company, other comprehensive income (loss) consists of changes in unrealized gains and losses on the Company’s investments.

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

Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, restricted stock subject to repurchase, restricted stock units, warrants to purchase convertible preferred stock and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. For additional information regarding the net loss per share, see Note 15 “Net Loss per Share of Common Stock”.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-12, “Simplifying the Accounting for Income Taxes”. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity”. The standard simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The standard also simplifies the diluted net income per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for smaller reporting companies, with early adoption permitted. The Company early adopted ASU 2020-06 on January 1, 2021, which did not have a material impact on the Company’s Consolidated Financial Statements on the date of adoption.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides elective amendments for entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” to expand and clarify the scope of Topic 848 to include derivative instruments on discounting transactions. The amendments in this ASU are effective in the same timeframe as ASU 2020-04. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.

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

The table below summarizes the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,443	$—	$—	$1,443
Money market funds	2,822	—	—	2,822
Commercial paper	8,398	—	—	8,398
Total cash and cash equivalents	12,663	—	—	12,663

Short-term investments:
Commercial paper	29,504	—	—	29,504
Corporate debt securities	9,463	—	—	9,463
Total short-term investments	38,967	—	—	38,967
Total cash, cash equivalents and short-term investments	$51,630	$—	$—	$51,630

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$5,181	$—	$—	$5,181
Money market funds	3,996	—	—	3,996
Commercial paper	18,097	—	—	18,097
Total cash and cash equivalents	27,274	—	—	27,274

Short-term investments:
U.S. government agency securities	5,818	—	—	5,818
Commercial paper	9,794	—	—	9,794
Total short-term investments	15,612	—	—	15,612
Total cash, cash equivalents and short-term investments	$42,886	$—	$—	$42,886

None of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the years ended December 31, 2021 and 2020. There were no other-than-temporary impairments for these securities as of December 31, 2021 or 2020. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of December 31, 2021, and December 31, 2020, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan Agreement with Oxford. See Note 8 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Consolidated Balance Sheets. Changes to the estimated fair value of this liability is recorded in interest income and other income (expense), net in the Consolidated Statements of Operations. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of December 31, 2021
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,822	$2,822	$—	$—
Commercial paper	37,902	—	37,902	—
Corporate debt securities	9,463	—	9,463	—
Total assets measured at fair value	$50,187	$2,822	$47,365	$—

Liabilities
Contingent put option liability	$81	$—	$—	$81
Total liabilities measured at fair value	$81	$—	$—	$81

	As of December 31, 2020
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$3,996	$3,996	$—	$—
U.S. government agency securities	5,818	—	5,818	—
Commercial paper	27,891	—	27,891	—
Total assets measured at fair value	$37,705	$3,996	$33,709	$—

Liabilities
Contingent put option liability	$246	$—	$—	$246
Total liabilities measured at fair value	$246	$—	$—	$246

The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the years ended December 31, 2021 and 2020 (in thousands):

Year Ended December 31, 2021
Fair value—beginning of period	$246
Change in fair value of contingent put option associated with the Loan Agreement	(165)
Fair value—end of period	$81

Year Ended December 31, 2020
Fair value—beginning of period	$437
Change in fair value of contingent put option associated with the Loan Agreement	(191)
Fair value—end of period	$246

3. Inventories, net

Inventories consist of finished goods, raw materials and work in process and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	As of December 31,
	2021	2020
Raw materials	$722	$257
Work-in-process	159	30
Finished goods	230	1,339
Inventories	$1,111	$1,626

During the year ended December 31, 2021, the Company recorded inventory impairment charges of approximately $0.8 million, primarily as a result of DSUVIA inventory that may expire before being sold. During the year ended December 31, 2020, the Company recorded inventory impairment charges of approximately $0.7 million, of which $0.3 million related to the termination of the Amended Agreements, while $0.4 million related to DSUVIA inventory, primarily inventory that may expire before being sold.

4. Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2021	2020
Laboratory equipment	$4,406	$4,406
Leasehold improvements	5,838	4,616
Computer equipment and software	1,589	1,724
Construction in process	13,805	14,101
Tooling	826	1,109
Furniture and fixtures	250	292
	26,714	26,248
Less accumulated depreciation and amortization	(10,786)	(10,589)
Property and equipment, net	$15,928	$15,659

Depreciation and amortization expense was $1.1 million for each of the years ended December 31, 2021 and 2020, respectively.

5. In-License Agreement

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

As of December 31, 2021, there have been no payments by the Company to Aguettant under the PFS Agreement.

6. Out-license Agreements

DZUVEO

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

Zalviso

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

Amended License Agreement

Under the Amended License Agreement with Grünenthal, the Company was eligible to receive approximately $194.5 million in additional milestone payments, based upon successful regulatory and product development efforts ($28.5 million) and net sales target achievements ($166.0 million). A portion of the tiered royalty payments earned were paid to PDL in connection with the Royalty Monetization. For additional information on the Royalty Monetization with PDL, see Note 10 “Liability Related to Sale of Future Royalties”. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC.

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

7. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the years ended December 31, 2021 and 2020 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	December 31,
	2021	2020
Product sales:
DSUVIA	$735	$1,409
Zalviso	270	1,112
Total product sales	1,005	2,521
Contract and other collaboration:
License revenue	1,696	—
Non-cash royalty revenue related to Royalty Monetization (See Note 10)	83	242
Royalty revenue	28	81
Other revenue	6	2,572
Total revenues from contract and other collaboration	1,813	2,895
Total revenue	$2,818	$5,416

For additional detail on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers.”

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso was sold in Europe by Grünenthal through May 12, 2021. DZUVEO sales in Europe by the Company’s collaboration partner, Aguettant, have not commenced as of December 31, 2021.

Contract and Other Collaboration

Contract and other collaboration revenue includes revenue under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe and license revenue recognized under the DZUVEO Agreement.

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

The transaction price at the inception of the DZUVEO Agreement consisted of the upfront fee of €2.5 million, or approximately $2.9 million. The variable consideration related to product supply and reimbursables has been constrained as of December 31, 2021 as there has been no forecast provided by Aguettant. The Company will re-evaluate the transaction price each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the year ended December 31, 2021, the Company recorded $1.7 million in contract and other collaboration revenue as a result of satisfying its licenses performance obligation by transferring the license rights to Aguettant.

Contract Liabilities

A contract liability of $1.2 million was recorded on the Consolidated Balance Sheets as deferred revenue as of December 31, 2021, $0.1 million of which represented the current portion, for the portion of the upfront fee received under the DZUVEO Agreement allocated to the material right for discounted price on future optional product supply which has not yet been satisfied. The material right contract liability will be recognized over the period the discount on future product supply is made available. There was no contract asset as of December 31, 2021 associated with the DZUVEO Agreement.

As of December 31, 2021, deferred contract acquisition costs were negligible and deferred contract acquisition costs amortized during the year ended December 31, 2021 were $0.3 million.

The following table presents changes in the Company’s contract liability for the years ended December 31, 2021 and 2020 (in thousands):

Balance at January 1, 2020	$3,244
Deductions for performance obligations satisfied:
In current period	(623)
In prior periods(1)	(2,572)
Balance at December 31, 2020	$49
Additions(2)	1,237
Deductions for performance obligations satisfied:
In current period	(49)
Balance at December 31, 2021	$1,237

(1) In May 2020, upon notification of early termination by Grünenthal, the Company recognized approximately $2.6 million of deferred revenue under the Grünenthal Agreements.

(2) Deferred revenue under the DZUVEO Agreement with Aguettant.

8. Long-Term Debt

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019. The Company used approximately $8.9 million of the proceeds from the Loan to repay its outstanding obligations under its prior debt agreement. After deducting all loan initiation costs and outstanding interest on the prior debt agreement, the Company received $15.9 million in net proceeds.

The interest rate is calculated at a rate equal to the sum of (a) the greater of (i) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 2.50%, plus (b) 6.75%. On July 27, 2017, the Financial Conduct Authority, or FCA, in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if LIBOR will be replaced with an alternative reference rate; however, the Company does not believe such changes would have a material adverse effect on its financing costs. Payments on the Loan were interest-only until July 1, 2020 followed by equal principal payments and monthly accrued interest payments through the scheduled maturity date of June 1, 2023. The Company’s obligations under the Loan Agreement are secured by a security interest in all the assets of the Company, other than the Company’s intellectual property which is subject to a negative pledge.

The Company may prepay the Loan at any time. If the Loan is paid prior to the maturity date, the Company will pay the Lender a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 1%. Upon voluntary or mandatory prepayment, in addition to the prepayment charge, the Company is required to pay the EOT Fee, Lender’s expenses and all outstanding principal and accrued interest through the prepayment date.

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

The Loan Agreement also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lender’s security interest or in the value of the collateral, a material adverse change in business, operations or the prospect of repayment, events relating to bankruptcy or insolvency. The Loan also contains a cross default provision, under which if a third party (under any agreement) has the right to accelerate indebtedness greater than $250,000, the Loan would also be considered in default. In addition, the Loan defines events which negatively impact government approvals, judgments in excess of $500,000 and the delisting of the Company’s shares of common stock on the Nasdaq Global Market, or Nasdaq, as events of default. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Acceleration would result in the payment of any applicable prepayment charges and application of the default interest rate to the outstanding balance until payment is made in full. The Company bifurcated a compound derivative liability related to a contingent interest feature and acceleration upon default provision (contingent put option) provided to the Lender. The bifurcated embedded derivative must be valued and separately accounted for in the Company’s Consolidated Financial Statements. The contingent put option liability is classified as a component of other long-term liabilities. As of December 31, 2021, the estimated fair value of the contingent put option liability was $0.1 million which was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated, both with and without the presence of the default provisions, holding all other assumptions constant. See Note 2 “Investments and Fair Value Measurement” for further description.

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 176,679 shares of the Company’s common stock with a per share exercise price of $2.83, or the Warrants. The Warrants have been classified within stockholders’ (deficit) equity and accounted for as a discount to the loan by allocating the gross proceeds on a relative fair value basis. For further discussion, see Note 11 “Warrants”.

The outstanding balance due under the Loan Agreement was $13.3 million and $21.0 million at December 31, 2021 and 2020, respectively. Interest expense related to the Loan Agreement was $2.2 million, of which $0.7 million represented amortization of the debt discount, and $3.2 million, $0.9 million of which represented amortization of the debt discount, for the years ended December 31, 2021 and 2020, respectively, and the effective interest rate was 13.15% in both periods.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with a potential Contract Manufacturing Organization, or CMO, in contemplation of entering into a commercial supply agreement for its product DSUVIA® at a future date. Under the SRA, the Company is building out a suite within the CMO’s production facility. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four annual installments of $0.5 million through July 2022. As of December 31, 2021 and 2020, the accrued balance under the SRA is $0.5 million and $0.8 million, respectively, and $1.7 million of these leasehold improvements have been capitalized. The effective interest rate related to the payments at December 31, 2021 and 2020 was 14.35%. The leasehold improvements are recorded as property and equipment, net, in the Consolidated Balance Sheets.

Future Payments on Long-Term Debt

The following table summarizes the outstanding future payments associated with the Company’s long-term debt as of December 31, 2021 (in thousands):

2022	$9,647
2023	5,530
Total payments	15,177
Less amount representing interest	(927)
Notes payable, gross	14,250
Less: Unamortized portion of EOT Fee	(200)
Less: Unamortized discount on notes payable	(247)
Long-term debt	13,803
Less current portion	(8,796)
Long-term debt, net of current portion	$5,007

9. Leases

Office Lease

The Company leased office and laboratory space for its former corporate headquarters, located at 301 – 351 Galveston Drive, Redwood City, California, and entered into an agreement to sublease approximately 12,106 square feet of this office and laboratory space.

On March 26, 2021, the Company entered into a Lease Termination Agreement with its landlord and a Sublease Termination Agreement with its sublessee, to terminate the lease and sublease agreements at its former corporate headquarters. The termination of both the lease and sublease was effective on April 30, 2021. As of the date of the Lease Termination Agreement, the Company remeasured its lease liability and recorded a gain of $0.5 million upon derecognition of the lease liability and right of use asset for the master lease, which was included in operating expenses for the year ended December 31, 2021. In connection with the Sublease Termination, the remaining deferred costs of $0.3 million were fully amortized through April 30, 2021, the effective date of the Sublease Termination, and included in operating expenses for the year ended December 31, 2021.

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

Contract Manufacturing Leases

On December 12, 2012, the Company entered into an agreement for commercial supply manufacturing services related to the Company’s Zalviso drug product with a contract manufacturing organization. The initial term of the agreement was through December 31, 2017, which term automatically renews in two-year increments unless earlier terminated by either party by giving eighteen months’ notice. Commencing in 2013, the Company is required to make overhead fee payments each year of $0.2 million, prorated based on aggregate revenues. The Company has determined that this fee is an in-substance fixed lease payment as it represents the minimum annual payment under the contract. The Company concluded that this agreement contains an embedded lease as the clean rooms have been built specifically for production of the Company’s product and their use is effectively controlled by the Company as it has priority over the space during the term of the agreement. The Company accounts for the agreement as an operating lease and has evaluated the non-cancelable term to be through the binding commitment date of June 30, 2023.

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

The components of lease expense are presented in the following table (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Operating lease costs	$1,467	$1,360
Gain on derecognition of operating lease	(522)	—
Sublease income	(199)	(598)
Loss on termination of sublease	331	—
Net lease costs	$1,077	$762

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term – operating leases (in years)	4.97	3.1
Weighted-average remaining discount rate – operating leases (in years)	12.8%	11.7%

Maturities of lease liabilities as of December 31, 2021 are presented in the following table (in thousands):

Year:
2022	$1,608
2023	1,244
2024	1,040
2025	1,040
2026	1,040
Thereafter	415
Total future minimum lease payments	6,387
Less imputed interest	(1,569)
Total	$4,818

Reported as:

Operating lease liabilities	$4,818
Operating lease liabilities, current portion	(1,068)
Operating lease liabilities, net of current portion	$3,750

10. Liability Related to Sale of Future Royalties

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

The effective interest rate over the life of the liability will be 0% as the Company records interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods. The effective interest income rate for the years ended December 31, 2021 and 2020 was approximately 3.5% and 3.6%, respectively.

The following table shows the activity within the liability account during the year ended December 31, 2021 (in thousands):

	Year ended December 31, 2021	Period from inception to December 31, 2021
Liability related to sale of future royalties — beginning balance	$88,471	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	(145)	(1,083)
Non-cash interest (income) expense recognized	(3,038)	25,187
Liability related to sale of future royalties as of December 31, 2021	$85,288	$85,288

As royalties are remitted to PDL from ARPI LLC, as described in Note 1 “Organization and Summary of Significant Accounting Policies,” the balance of the liability will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest (income) expense within its Consolidated Statements of Operations over the term of the Royalty Monetization. The liability related to the sale of future royalties, current portion, is recorded as accrued liabilities in the Company’s Consolidated Balance Sheets.

11. Warrants

November 2021 Financing Warrants

On November 15, 2021, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company, in a registered direct offering, sold (i) an aggregate of 17,500,000 shares of the Company's common stock, and (ii) warrants to purchase up to an aggregate of 17,500,000 shares of common stock, for an aggregate purchase price of $14.0 million (see Note 13 “Stockholders’ Equity”). The November 2021 Financing Warrants have an exercise price of $1.00 per share and become exercisable, if the holder’s post-exercise beneficial ownership is less than or equal to 9.99%, 6 months after their issuance date and have a five-year term ( November 15, 2026). All common stock issuable under the issued warrants, were added to the Company’s effective registration statement on November 15, 2021.

The November 2021 Financing warrants were valued at approximately $8.6 million using the Black-Scholes option pricing model as follows: exercise price of $1.00 per share, stock price of $0.7461 per share, expected life of five years, volatility of 91.77%, and a risk-free rate of 1.26%. The common stock and warrants were issued in a unit structure; therefore, in accordance with ASC Topic 815, the aggregate gross proceeds of $14.0 million were allocated to the two securities using the relative fair value method, resulting in the common stock and warrants being allocated values of $8.4 million and $5.6 million, respectively, and recorded to stockholders' equity.

Loan Agreement Warrants

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 176,679 shares of the Company’s common stock with a per share exercise price of $2.83, or the Loan Agreement Warrants. The Loan Agreement Warrants may be exercised on a cashless basis. The Loan Agreement Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of ten years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Loan Agreement Warrants. The number of shares for which the Loan Agreement Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Loan Agreement Warrants.

The Company estimated the fair value of these Loan Agreement Warrants as of the issuance date to be $0.4 million, which was used in estimating the fair value of the debt instrument and was recorded as equity. The fair value of the Loan Agreement Warrants was calculated using the Black-Scholes option-valuation model, and was based on the strike price of $2.83, the stock price at issuance of $2.66, the ten-year contractual term of the warrants, a risk-free interest rate of 2.22%, expected volatility of 80.22% and 0% expected dividend yield.

As of December 31, 2021, Loan Agreement Warrants to purchase 176,679 shares of common stock issued to the Lender and its affiliates had not been exercised and were still outstanding. These warrants expire in May 2029.

12. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint names the Company and three of its officers and continues to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint also alleges a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. Defendants’ motion to dismiss the amended complaint is due May 6, 2022.

On July 6, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names ten of the Company’s officers and directors and asserts state and federal claims based on the same alleged misstatements as the shareholder class action complaint. On September 30, 2021, October 26, 2021, and November 17, 2021, three additional purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California. The complaints name nine of the Company’s officers and directors and also assert state and federal claims based on the same alleged misstatements as the shareholder class action complaint. All four complaints seek unspecified damages, attorneys’ fees, and other costs. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. Please see “Part II., Item 1A. Risk Factors—Risks of a General Nature—Litigation may substantially increase our costs and harm our business.”

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

13. Stockholders’ Equity

Common Stock

2021 Underwritten Public Offering

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

2021 Registered Direct Offering

On November 17, 2021, the Company completed a registered direct offering in which the Company issued and sold 17,500,000 shares of its common stock at a price of $0.80 per share and warrants exercisable for an aggregate of 17,500,000 shares of its common stock at a price of $1.00 per share. The total net proceeds from this offering were approximately $13.9 million. The November 2021 issued shares were valued at approximately $13.1 million based on the closing stock price of $0.7491 per share on November 15, 2021. The common stock and warrants were issued in a unit structure; therefore, in accordance with ASC Topic 815, the aggregate gross proceeds of $14.0 million were allocated to the two securities using the relative fair value method, resulting in the common stock and warrants being allocated values of $8.4 million and $5.6 million, respectively.

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

During the year ended December 31, 2021, the Company issued and sold approximately 3.0 million shares of common stock pursuant to the ATM Agreement, and received net proceeds of approximately $7.5 million, after deducting fees and expenses. During the year ended December 31, 2020, the Company issued and sold 876,800 shares of common stock pursuant to the ATM Agreement, for which the Company received net proceeds of approximately $1.4 million.

As of December 31, 2021, the Company had the ability to offer and sell shares of the Company’s common stock having an aggregate offering price of up to $36.1 million under the ATM Agreement.

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

Amended 2020 Plan

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

In the year ended December 31, 2021, there were 297,959 shares issued under the Amended ESPP. The weighted average fair value of shares issued under the Amended ESPP in 2021 and 2020 was $1.01 and $1.09 per share, respectively. As of December 31, 2021, there were 4,456,364 shares available for future grant under the Amended ESPP.

14. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the Amended ESPP as follows (in thousands):

	December 31, 2021	December 31, 2020
Cost of goods sold	$92	$123
Research and development	813	764
Selling, general and administrative	3,704	3,537
Total	$4,609	$4,424

The following table summarizes restricted stock unit activity under the Company’s Equity Incentive Plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2020	988,645	$2.53
Granted	908,300	1.30
Vested	(304,810)	2.53
Forfeited	(194,152)	2.16
Restricted stock units outstanding, December 31, 2020	1,397,983	$1.79
Granted	1,149,632	1.68
Vested	(587,214)	1.89
Forfeited	(186,025)	1.58
Restricted stock units outstanding, December 31, 2021	1,774,376	$1.71

The following table summarizes stock option activity under the Company’s Equity Incentive Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2020	12,813,022	$3.20
Granted	2,667,612	1.82
Forfeited	(375,432)	1.79
Expired	(801,749)	3.03
Exercised	(19,403)	0.84
December 31, 2021	14,284,050	$2.99	5.8	$—
Vested and exercisable options—December 31, 2021	10,496,744	$3.42	4.8	$—
Vested and expected to vest—December 31, 2021	14,284,050	$2.99	5.8	$—

As of December 31, 2021, there were 7,858,933 shares available for future grant under the 2020 EIP.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2021 is summarized below:

			Options Outstanding			Options Vested and Exercisable
Exercise Prices			Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$0.72	-	$1.12	695,482	8.1	$0.85	280,047	$0.84
$1.26	-	$1.89	3,402,418	8.9	$1.80	496,679	$1.67
$2.00	-	$3.00	5,310,550	6.1	$2.44	4,856,618	$2.43
$3.10	-	$4.65	3,066,819	3.8	$3.37	3,054,619	$3.38
$4.73	-	$7.10	1,295,781	1.8	$5.71	1,295,781	$5.71
$8.18	-	$12.27	513,000	2.1	$10.28	513,000	$10.28
			14,284,050	5.8	$2.99	10,496,744	$3.42

The weighted average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $1.24 and $0.92 per share, respectively. As of December 31, 2021, total stock-based compensation expense related to unvested options to be recognized in future periods was $3.8 million which is expected to be recognized over a weighted-average period of 2.1 years. The grant date fair value of shares vested during the years ended December 31, 2021 and 2020 was $2.4 million and $3.6 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $5.7 thousand and $0.0 million, respectively.

On March 3, 2021, the Company granted 1.27 million performance-based stock options to certain of its executive officers, which are included in the stock option tables and associated disclosures above. The awards were granted under the 2020 EIP with an exercise price of $1.88 per share, the closing sales price as reported on the Nasdaq on the date of grant. The performance-based stock options are eligible to vest subject to the satisfaction of the service-based vesting requirements and attainment of share price target goals, a market-based condition. No performance-based stock options vested during the year ended December 31, 2021, and there were no performance-based stock options granted for the year ended December 31, 2020.

The Company uses the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.

The Company used the following assumptions to calculate the fair value of each performance-based stock option:

	Year Ended December 31,
	2021			2020
Derived service period (in years)	2.3	–	2.6	—
Risk-free interest rate		1.5%		—
Expected volatility		90%		—
Expected dividend rate		0%		—

The Company used the following assumptions to calculate the fair value of each time-based stock option:

	Year Ended December 31,
	2021			2020
Expected term (in years)	6.0	-	6.2		6.2
Risk-free interest rate	0.9%	-	1.3%	0.4%	-	1.5%
Expected volatility		90%			83%
Expected dividend rate		0%			0%

15. Net Loss per Share of Common Stock

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020
ESPP, RSUs and stock options to purchase common stock	16,328,426	14,541,005
Common stock warrants	17,676,679	176,679

16. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation and employee benefits	$2,974	$3,323
Accrued professional services	1,523	179
Accrued product returns and sales allowances	775	656
Deferred revenue	86	49
Other accrued liabilities	1,166	838
Total accrued liabilities	$6,524	$5,045

17. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a matching contribution of up to 4% of the related compensation. Under the vesting schedule, employees have ownership in the matching employer contributions based on the number of years of vesting service completed. Company contributions were $0.4 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

18. Income Taxes

The Company recorded a provision for income taxes of $5.0 thousand and $4.0 thousand during the years ended December 31, 2021 and 2020, respectively.

Net deferred tax assets as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Accruals and other	$3,989	$4,136
Research credits	7,275	7,275
Net operating loss carryforward	75,452	65,274
Section 59(e) R&D expenditures	5,070	7,473
Deferred revenue	19,666	20,848
Total deferred tax assets	111,452	105,006
Valuation allowance	(111,452)	(105,006)
Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Tax at statutory federal rate	$(7,370)	$(8,486)
State tax—net of federal benefit	231	(3,587)
Stock options	718	636
Other	(20)	—
Change in valuation allowance	6,446	11,441
Provision for income taxes	$5	$4

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6.4 million and $11.4 million during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $308.5 million, of which $114.9 million federal net operating losses generated before January 1, 2018 will begin to expire in 2029. Federal net operating losses of $193.6 million generated from 2018 to 2021 will carryforward indefinitely but are subject to the 80% taxable income limitation. As of December 31, 2021, the Company had state net operating loss carryforwards of $154.7 million, which begin to expire in 2028.

As of December 31, 2021, the Company had federal research credit carryovers of $6.5 million, which begin to expire in 2026. As of December 31, 2021, the Company had state research credit carryovers of $4.0 million, which will carryforward indefinitely.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Unrecognized benefit—beginning of period	$2,635	$2,635
Gross increases—prior period tax positions	—	—
Gross increases—current period tax positions	—	—
Unrecognized benefit—end of period	$2,635	$2,635

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

There were no accrued interest or penalties related to unrecognized tax benefits in the years ended December 31, 2021 and 2020. The Company files income tax returns in the United States, California, and other states. The tax years 2005 through 2014, and 2016 through 2021, remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

In March 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded net operating loss carryback periods, increases to interest deductibility limitations, and accelerated alternative minimum tax refunds. The Company has evaluated these items and determined that the items do not have a material effect on the Company's financial statements as of December 31, 2021. Additionally, the CARES Act enacted the Employee Retention Credit, or ERC, to incentivize companies to retain employees, which was subsequently modified by extension of the CARES Act. Under the provisions of the CARES Act and its subsequent extension, the Company was eligible for ERCs, subject to certain criteria. Accordingly, the Company has recorded a reduction in payroll taxes related to ERCs claimed for $1.4 million in the year ended December 31, 2021. These credits are recorded in the Consolidated Statements of Operations as an offset to the related payroll expenses in the respective operating costs and expenses line item. Such claimed ERCs not settled prior to year-end in the amount of $1.4 million are expected to be settled shortly thereafter and are disclosed within prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets at December 31, 2021.

19. Subsequent Events

On January 7, 2022, the Company closed the Merger Agreement with Lowell in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments. Pursuant to the terms of the Merger Agreement, all options to purchase capital stock and all shares of Lowell capital stock issued and outstanding immediately before the effective time of the merger were cancelled in exchange for the right to receive (i) 9,009,538 shares of AcelRx common stock, and cash in the amount of $3,519,129, (ii) 1,396,526 shares of AcelRx common stock to be held back to satisfy any potential indemnification and other obligations of Lowell and its securityholders, and (iii) up to $26.0 million of contingent consideration payable in cash or stock at AcelRx's option, upon the achievement of regulatory and sales-based milestones.

The 1,396,526 of held back shares of AcelRx common stock issued in connection with the closing was calculated based on a fixed value of $0.57284 per share, which is the arithmetic average of the daily volume weighted average price per share of AcelRx common stock during the five consecutive full trading days ending on and including the last full trading day immediately prior to the date of the closing. The shares issued pursuant to the Merger Agreement were issued in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, including Rule 506 of Regulation D promulgated under the Securities Act, or Regulation D, without general solicitation as a transaction not involving any public offering.

The Merger Agreement will be accounted for in the first quarter of 2022 as an acquisition of assets that does not meet the definition of a business. The asset acquisition does not constitute a business as substantially all of the fair value of the gross assets acquired was concentrated in Lowell’s intellectual property, including NIYAD™ and LTX-608. The acquired assets and liabilities will be recorded at their relative fair values and the contingent consideration will be recorded when it becomes probable of achievement or the consideration becomes payable. Accordingly, the Company has classified $1.9 million of expenses related to the Merger Agreement as Other assets in the Consolidated Balance Sheet at December 31, 2021.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged as a		Balance at
	Beginning of	Reduction to		End of
Description	Period	Revenue	Deductions*	Period
Sales & return allowances, discounts, chargebacks and rebates:
Year ended December 31, 2021	$668	$1,012	$(900)	$780
Year ended December 31, 2020	$161	$645	$(138)	$668

* Deductions to sales discounts and allowances relate to discounts or allowances actually taken or paid.