Form 10-K/A
period 2021-12-31
ACELRX PHARMACEUTICALS INC
filed 2022-04-20
CIK 1427925

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the Nasdaq Global Market on that date, was approximately $161,163,094. The calculation excludes 2,394,955 shares of the registrant’s common stock held by current executive officers and directors that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of March 31, 2022, the number of outstanding shares of the registrant’s common stock was 146,949,320.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 10, 2022, AcelRx, Inc, filed its Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 Annual Report. The 2021 Annual Report omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the fiscal year.

We currently expect that our definitive proxy statement for our 2022 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K, or this Amendment, is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13 and 14 of the 2021 Annual Report to include the information required by such items;

●	delete the reference on the cover of the 2021 Annual Report to the incorporation by reference of portions of our proxy statement into Part III of the 2021 Annual Report; and

●
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934.

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the 2021 Annual Report. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2021 Annual Report. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the 2021 Annual Report was filed. Accordingly, this Amendment should be read in conjunction with the 2021 Annual Report and our other filings with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. These are only some of the factors that may affect the forward-looking statements contained in the 2021 Annual Report. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in the 2021 Annual Report. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in the 2021 Annual Report. You should be aware that the forward-looking statements contained in the 2021 Annual Report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in the 2021Annual Report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law.

In this report, unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “registrant” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc., and its consolidated subsidiaries. “DZUVEO” and “Niyad” are trademarks, and “ACELRX,” “DSUVIA” and “Zalviso” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

ACELRX PHARMACEUTICALS, INC.

2021 ANNUAL REPORT ON FORM 10-K

AMENDMENT NO. 1

TABLE OF CONTENTS

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Our executive officers and directors as of March 31, 2022 are as follows:

Name	Age	Title

Executive Officers
Vincent J. Angotti	54	Director and Chief Executive Officer
Raffi Asadorian	52	Chief Financial Officer
Pamela P. Palmer, M.D., Ph.D.	59	Director, Chief Medical Officer and Co-Founder
Badri Dasu	59	Chief Engineering Officer

Directors
Adrian Adams (2)(3)	71	Chairman and Director
Richard Afable, M.D. (2)	68	Director
Marina Bozilenko	56	Director
Jill Broadfoot (1)	60	Director
Stephen J. Hoffman, M.D. Ph.D. (1)(3)	68	Director
Howard B. Rosen (1)	64	Director
Mark Wan (2)(3)	56	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Vincent J. Angotti has served as our director and Chief Executive Officer since March 2017. From 2015 to 2016, Mr. Angotti was Chief Executive Officer and Director of XenoPort, Inc., a biopharmaceutical company that was acquired by Arbor Pharmaceuticals, LLC in 2016. Prior to that, from 2008 to 2015, Mr. Angotti held various roles at Xenoport, including Executive VP and Chief Operating Officer from 2012 to 2015, and Senior Vice President and Chief Commercialization Officer from 2008 to 2012. Prior to joining XenoPort, from 2001 to 2008, Mr. Angotti held several senior sales and marketing positions at Reliant Pharmaceuticals, Inc., a pharmaceutical company that was acquired by GlaxoSmithKline in 2007, the most recent of which was senior vice president of sales and marketing. Mr. Angotti began his career in the life sciences industry at Novartis Pharmaceuticals Corp., where he worked from 1991 until 2001 in sales and operations positions, most recently as executive director, field operations. He holds a B.S. with a concentration in Business Management from Cornell University and an M.B.A. with honors from Columbia University. Mr. Angotti’s role as our Chief Executive Officer, his business expertise and his prior leadership roles in pharmaceutical companies provides him with the qualifications and skills to serve as a director.

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

Pamela P. Palmer, M.D., Ph.D., has served as our director and Chief Medical Officer since she co-founded the company in July 2005. Dr. Palmer was Director of UCSF PainCARE-Center for Advanced Research and Education from 2005 to 2009, and was Medical Director of the UCSF Pain Management Center from 1999 to 2005. Dr. Palmer has previously been a consultant to Omeros Corporation, a biopharmaceutical company she co-founded in 1994. Dr. Palmer holds an M.D. from Stanford University and a Ph.D. from the Stanford Department of Neuroscience. Dr. Palmer’s extensive clinical and scientific experience in the treatment of acute and chronic pain as well as historical knowledge of our company provides her with the qualifications and skills to serve as a director.

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

Adrian Adams has served as our Chairman since February 2013. Since January 2020, Mr. Adams has also served as Chairman of the board of directors of Impel NeuroPharma, Inc., a private specialty pharmaceutical company, and in May 2020 he took on the additional role of Chief Executive Officer. In addition, Mr. Adams has served as Chairman of the board of directors of Akebia Therapeutics, Inc., a specialty publicly traded pharmaceutical company, since December 2018. Previously, Mr. Adams served as Chief Executive Officer of Aralez Pharmaceuticals, Inc., a specialty pharmaceutical company, after the merger between Pozen, Inc. and Tribute Pharmaceuticals Canada, Inc. in February 2016 to January 2019 and served as a member of the board of directors from February 2016 to April 2019. Prior to that, from May 2015 to January 2016, Mr. Adams served as Chief Executive Officer and a member of the board of directors of Pozen, Inc. Mr. Adams served as Chief Executive Officer and President of Auxilium Pharmaceuticals Inc., a specialty biopharmaceutical company, from December 2011 until January 2015, when it was acquired by Endo International plc. Prior to joining Auxilium, from September 2011 until November 2011, Mr. Adams served as Chairman and Chief Executive Officer of Neurologix, a company focused on development of multiple innovative gene therapy development programs. Before Neurologix, Mr. Adams served as President and Chief Executive Officer of Inspire Pharmaceuticals, Inc., where he oversaw the commercialization and development of prescription pharmaceutical products and led the company through a strategic acquisition by global pharmaceutical leader Merck & Co., Inc. in May 2011. Prior to Inspire, Mr. Adams served as President and Chief Executive Officer of Sepracor Inc. from December 2006 until February 2010, when it was acquired by Dainippon Sumitomo Pharma Co. Prior to joining Sepracor, Mr. Adams was President and Chief Executive Officer of Kos Pharmaceuticals, Inc. from 2002 until the acquisition of the company by Abbott Laboratories in December 2006. Mr. Adams graduated from the Royal Institute of Chemistry at Salford University in the U.K. Mr. Adams has extensive national and international experience and has been instrumental in launching major global brands in addition to driving successful corporate development activities encapsulating financing, product and company acquisitions, in-licensing and company M&A activities, all of which provide him with the qualifications and skills to serve as a director.

Richard Afable, M.D., has served as our director since December 2013. Dr. Afable has served as trustee of Chapman University since March 2017, of Providence St. Joseph Health since January 2018, and he is the immediate past chair of the California Hospital Association. From July 2016 through December 2017, Dr. Afable has served as Executive Vice President and Chief Executive, Southern California, for Providence St. Joseph Health. From February 2013 to July 2016, Dr. Afable served as the Chief Executive Officer of Covenant Health Network, based in Irvine, California, a non-profit healthcare delivery system formed through the affiliation of Hoag Memorial Hospital Presbyterian and St. Joseph Health System. Prior to Covenant Health Network, Dr. Afable served as the President and Chief Executive of Hoag Memorial Hospital Presbyterian from 2005 to 2013. Prior to Hoag Memorial Hospital Presbyterian, Dr. Afable served as the Chief Medical Officer of Catholic Health East from 1999 to 2005. He earned a B.S. in Biology and an M.D. from Loyola University of Chicago, and a Master’s in Public Health from the University of Illinois at Chicago. Dr. Afable’s scientific, financial and business expertise, including his experience as an executive officer in the health care industry, provides him with the qualifications and skills to serve as a director.

Jill Broadfoot has served as our director since November 2021. Ms. Broadfoot currently serves as the Chief Financial Officer of aTyr Pharma, Inc., a position she has held since July 2018. From January 2017 to July 2018, Ms. Broadfoot served as Chief Financial Officer of Emerald Health Pharmaceuticals Inc. and Emerald Health Bioceuticals Inc., where she was responsible for establishing operations for the U.S.-based pharmaceutical and bioceutical entities as well as the establishment of operations, corporate governance, finance and accounting and investor relations functions, among others. Prior to Emerald Health, Ms. Broadfoot served as Vice President, U.S. Corporate Controller at GW Pharmaceuticals, from May 2016 to January 2017. While at GW Pharmaceuticals, her responsibilities included establishing U.S. commercial operations and implementing U.S. public company financial and accounting standards in connection with the transfer of corporate operations from the U.K. to the U.S. Prior to joining GW Pharmaceuticals, Ms. Broadfoot served as Chief Financial Officer of Vical Inc., from October 2004 to March 2013, where she had oversight of finance, investor relations, manufacturing, information technology, human resources, and business development. Prior to that, Ms. Broadfoot held various positions at DJO Global, Inc., most recently as Vice President of Finance, and served as an audit manager at Ernst & Young LLP. Ms. Broadfoot is a member of the board of directors of Otonomy, Inc., a publicly traded biopharmaceutical company. Ms. Broadfoot holds a B.S. in Business Administration and Accounting from San Diego State University and is a Certified Public Accountant (Inactive). Ms. Broadfoot’s Certified Public Accountant designation is currently inactive. Ms. Broadfoot’s financial and business expertise, including her diversified background in finance, operations and business development, provides her with the qualifications and skills to serve as a director.

Marina Bozilenko has served as our director since March 2021. Since June 2021, Ms. Bozilenko has served as President, Chief Executive Officer and a member of the board of directors at Biothea Pharma, Inc., a private biotechnology company, and since February 2021, she has served as a Strategic Advisor to William Blair & Company, L.L.C., a financial services company she joined in January 2010 as Managing Director/Partner and Head of Biotechnology and Pharma. Ms. Bozilenko also currently serves as a member of the board of directors at SynAct Pharma AB, a publicly traded biotechnology company listed on the Spotlight Stock Market, a role she has held since April 2021. Prior to her position at William Blair, Ms. Bozilenko was a Principal at Kidd & Company, LLC, an investment firm, between August 2008 and January 2010. Prior to Kidd & Company, Ms. Bozilenko was Senior Managing Director at Bear, Stearns & Co. Inc., an investment bank, from April 2003 to January 2008, Managing Director at Banc of America Securities, LLC, an investment bank, between March 2000 and April 2003, Managing Director and Head of West Coast Healthcare Investment Banking at Prudential Vector Health Care Group, a brokerage firm, between July 1999 and March 2000, and held multiple positions of increasing responsibility including Managing Director and Head of West Coast at Vector Securities International, Inc., a brokerage firm, between March 1988 and July 1999. Between January 2010 and March 2020, Ms. Bozilenko served on the board of directors of Olema Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company. Ms. Bozilenko received her B.A. in Molecular Biology and Biochemistry and M.A. in Economic History from the University of Chicago. Ms. Bozilenko’s financial and business expertise, including her diversified background in finance and business development, provides her with the qualifications and skills to serve as a director.

Stephen J. Hoffman, M.D., Ph.D., has served as our director since February 2010. Dr. Hoffman served as Chief Executive Officer and Director of Aerpio Pharmaceuticals, Inc., from December 2017 to October 2019. Prior to that, Dr. Hoffman had been a Senior Advisor to PDL BioPharma, Inc. beginning in February 2014. Prior to that, he served as a managing director at Skyline Ventures, a venture capital firm, from May 2007 until February 2014. From January 2003 to March 2007, Dr. Hoffman was a general partner at TVM Capital, a venture capital firm. From 1994 to 2012, Dr. Hoffman served as President, Chief Executive Officer and a director of Allos Therapeutics, a biopharmaceutical company; and served as chairman of the board of directors from 2002 until its acquisition by Spectrum Pharmaceuticals in 2012. Dr. Hoffman currently serves on the board of directors of Dicerna Pharmaceuticals, Inc. and Palleon Pharmaceuticals, Inc. Dr. Hoffman holds a Ph.D. in Chemistry from Northwestern University and an M.D. from the University of Colorado, School of Medicine. Dr. Hoffman’s scientific, financial and business expertise, including his diversified background as an executive officer and investor in public pharmaceutical companies, provides him with the qualifications and skills to serve as a director.

Howard B. Rosen served as our Chief Executive Officer from April 1, 2016 until March 5, 2017, as our interim Chief Executive Officer from April 1, 2015 until March 31, 2016, and has served as our director since 2008. Since 2008, Mr. Rosen has served as a consultant to several companies in the biotechnology industry. He has also served as a lecturer at Stanford University in Chemical Engineering since 2008 and in Management since 2011. Mr. Rosen served as interim President and Chief Executive Officer of Pearl Therapeutics, Inc., a company focused on developing treatments for chronic respiratory diseases, from June 2010 to March 2011. From 2004 to 2008, Mr. Rosen was Vice President of Commercial Strategy at Gilead Sciences, Inc., a biopharmaceutical company. Mr. Rosen was President of ALZA Corporation, a pharmaceutical and medical systems company that merged with Johnson & Johnson, a global healthcare company, in 2001, from 2003 until 2004. Prior to that, from 1994 until 2003, Mr. Rosen held various positions at ALZA Corporation. Mr. Rosen is also currently a member of the board of directors of Kala Pharmaceuticals, Inc., a publicly traded biotechnology company, Aria Pharmaceuticals, Inc. and Hopewell Therapeutics, Inc., both of which are private biotechnology companies, Entrega, Inc., a private technology company, and Hammerton, Inc., a decorative lighting company. In addition, Mr. Rosen is a trustee of the National Academy of Engineering Foundation. Mr. Rosen previously served as chairman of the board of directors of Alcobra, Ltd., a public pharmaceutical company, from 2014 through 2017. Mr. Rosen holds a B.S. in Chemical Engineering from Stanford University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Stanford Graduate School of Business. Mr. Rosen’s experience in the biopharmaceutical industry, including his specific experience with commercialization of pharmaceutical products, provides him with the qualifications and skills to serve as a director.

Mark Wan has served as our director since August 2006. Mr. Wan is a founding managing director of Causeway Media Partners, a private investment firm, which was founded in 2013. Prior to Causeway, he was a founding general partner of Three Arch Partners, a venture capital firm. Prior to co-founding Three Arch Partners in 1993, Mr. Wan was a general partner at Brentwood Associates, a private equity firm from 1987 until 1993. Mr. Wan currently serves on the board of directors of Athlon Acquisition Corp., a blank check company. Between July 2013 and December 2020, Mr. Wan served on the board of directors of QT Vascular Ltd., a public Singapore-based medical device company. Mr. Wan holds a B.S. in Engineering from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Wan’s financial experience and extensive knowledge of our company provides him with the qualifications and skills to serve as a director.

Process for Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.

Audit Committee

The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the our corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. In 2021, the Audit Committee was comprised of Messrs. Edwards and Rosen, Ms. Broadfoot and Dr. Hoffman, each of whom was a non-employee member of our Board. Mr. Edwards resigned from our Board effective March 31, 2022, and Ms. Broadfoot became Chair of the Audit Committee, effective April 1, 2022.

The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

In addition, our Board has determined that each of the directors serving on our Audit Committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. Our Board has also determined that Ms. Broadfoot qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our Board considered the overall knowledge, experience and familiarity Ms. Broadfoot with accounting matters, in analyzing and evaluating financial statements and in managing private equity investments. The composition of the Audit Committee satisfies the independence and other requirements of Nasdaq and the SEC.

Code of Business Conduct and Ethics

We have adopted the AcelRx Pharmaceuticals, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.acelrx.com. Stockholders may request a free copy of the Code of Business Conduct and Ethics by submitting a written request to: AcelRx Pharmaceuticals, Inc., Attention: Investor Relations, 25821 Industrial Boulevard, Suite 400, Hayward, CA 94545. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11.	Executive Compensation

Our "named executive officers” for the year ended December 31, 2021, consisting of our chief executive officer and the two other most highly compensated executive officers serving as of December 31, 2021, were:

●	Vincent J. Angotti, Chief Executive Officer

●	Raffi Asadorian, Chief Financial Officer

●	Pamela P. Palmer, M.D., Ph.D., Chief Medical Officer and Co-Founder

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to our named executive officers as of December 31, 2021.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Vincent J. Angotti	2021	$636,540	$376,000	$1,156,667	$267,347	$11,400	$2,447,954
Chief Executive Officer	2020	636,540	344,000	489,049	284,533	11,400	1,765,522

Raffi Asadorian	2021	460,616	129,250	272,262	151,082	11,400	1,024,610
Chief Financial Officer	2020	442,900	118,250	168,111	150,055	11,400	890,716

Pamela P. Palmer, M.D., Ph.D.	2021	511,124	129,250	272,262	159,471	11,400	1,083,507
Chief Medical Officer	2020	496,236	118,250	168,111	168,125	11,400	962,122

(1)
The dollar amounts in this column represent the aggregate grant date fair value of the RSUs granted during the year, as computed in accordance with ASC 718, not including any estimates of forfeitures. For a discussion of valuation assumptions, see Notes 1 and 14 to our consolidated financial statements included in our 2021 Annual Report. These amounts do not necessarily correspond to the actual economic value that may be received by the named executive officers.

(2)
The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Notes 1 and 14 to our consolidated financial statements included in our 2021 Annual Report. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the named executive officers.

(3)	The dollar amounts in 2021 reflect the incentive bonuses awarded to the named executive officers under our 2021 Cash Bonus Plan and which were paid in the first quarter of 2022.

(4)	Reflects matching contributions made by us under our 401(k) Plan on behalf of each named executive officer.

Outstanding Equity Awards at December 31, 2021

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

		Option Awards(1)				Stock Awards(2)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Vincent J. Angotti	3/3/2021					200,000	$112,040
	3/3/2021		1,000,000	$1.88	3/3/2031
	2/6/2020					133,340	74,698
	2/6/2020	183,333	216,667	1.72	2/6/2030
	2/11/2019					66,680	37,354
	2/11/2019	283,333	116,667	2.51	2/11/2029
	1/22/2018	342,708	7,292	2.00	1/22/2028
		800,000		3.30	3/6/2027
		192,500		2.23	4/9/2028

Raffi Asadorian	3/3/2021					68,750	38,514
	3/3/2021		137,500	1.88	3/3/2031
	3/3/2021		68,750	1.88	3/3/2031
	2/6/2020					45,836	25,677
	2/6/2020	63,020	74,480	1.72	2/6/2030
	2/11/2019					22,922	12,841
	2/11/2019	97,395	40,105	2.51	2/11/2029
	1/22/2018	144,427	3,073	2.00	1/22/2028
		220,000		3.00	8/16/2027
		81,125		2.23	4/9/2028

Pamela P. Palmer, M.D., Ph.D.	3/3/2021					68,750	38,514
	3/3/2021		137,500	1.88	3/3/2031
	3/3/2021		68,750	1.88	3/3/2031
	2/6/2020					45,836	25,677
	2/6/2020	63,020	74,480	1.72	2/6/2030
	2/11/2019					22,922	12,841
	2/11/2019	97,395	40,105	2.51	2/11/2029
	1/22/2018	169,395	3,605	2.00	1/22/2028
		132,500		3.00	2/7/2027
		110,500		3.40	2/10/2026
		95,150		2.23	4/9/2028
		110,000		6.60	12/2/2024
		100,000		10.34	2/4/2024
		388,137		5.31	2/5/2023
		231,911		3.39	2/7/2022

(1)
With the exception of the performance-based stock options granted on April 9, 2018, and the share price performance-based vesting options granted on March 3, 2021, all stock options vest over 4 years, with 25% of the shares vesting on the one-year anniversary of the vesting commencement date, and 1/48th of the shares vesting monthly thereafter, subject to continuous service. Vesting commencement dates are included for stock options that were not fully vested as of December 31, 2021. The performance-based stock options granted to our named executive officers on April 9, 2018 were exercisable as follows: 50% of the stock option award became vested and exercisable upon our achievement of commercial approval by the FDA of our NDA for DSUVIA on or before February 15, 2019, which FDA approval was received on November 2, 2018; and the remaining 50% of the award vested on the one-year anniversary of the date of such FDA approval, or November 2, 2019, subject to continuous service. The share price performance options are eligible to vest subject to the satisfaction of the service-based vesting requirements specified below and attainment of share price target goals. For the performance option to become eligible to vest, the share price goals must be attained during the performance period commencing on the date of grant of the performance option and ending on December 31, 2024, or the Performance Period, as follows: $4.00 (33% of the award); $5.00 (33% of the award); and $6.00 (34% of the award). In order to satisfy a price target goal during the Performance Period, our average closing stock price must equal or exceed the applicable target level as measured over a period of thirty consecutive trading days within the Performance Period. Upon certification by the Compensation Committee that a performance price target goal is satisfied, the number of performance options eligible to vest based upon attainment of the price target will be earned and will vest on the one-year anniversary of such certification date, so long as the person remains in continuous service through such applicable vesting date.

(2)	The RSUs granted to our named executive officers vest in three equal consecutive annual installments on the first three anniversaries of the vesting commencement date.

Employment Arrangements

Vincent J. Angotti

In February 2017, we entered into an offer letter agreement with Mr. Angotti, which provided for an initial annual base salary of $600,000 with an annual cash bonus targeted at 55% of Mr. Angotti’s base salary. As of the date of this Amendment, Mr. Angotti’s annual base salary is $636,540 and Mr. Angotti is eligible for an annual target bonus of up to 60% of his annual base salary.

Raffi Asadorian

In July 2017, we entered into an offer letter agreement with Mr. Asadorian, which provided for an initial annual base salary of $400,000 with an annual cash bonus targeted at 30% of Mr. Asadorian’s base salary. As of the date of this Amendment, Mr. Asadorian’s annual base salary is $474,435 and Mr. Asadorian is eligible for an annual target bonus of up to 40% of his annual base salary.

Pamela P. Palmer, M.D., Ph.D.

In December 2010, we entered into an offer letter agreement with Dr. Palmer, which provided for an initial annual base salary of $375,000. As of the date of this Amendment, Dr. Palmer’s annual base salary is $526,458 and Dr. Palmer is eligible for an annual target bonus of up to 40% of her annual base salary.

Benefits Upon Termination or Change in Control

Vincent J. Angotti

Under our offer letter agreement with Mr. Angotti, in the event that Mr. Angotti’s employment is terminated by us without cause (and not due to his death or disability) or he resigns for good reason, referred to as an involuntary termination, then he will be entitled to the following severance benefits:

●	a lump sum cash severance payment in an amount equal to twelve months of his then-current base salary, plus 100% of his target annual bonus for the year of termination;

●	reimbursement of COBRA premiums for up to twelve months; and

●
twelve months’ worth of accelerated vesting of his equity awards, and (iv) extended exercisability of vested options for up to twelve months following his termination date. In addition, if Mr. Angotti experiences an involuntary termination within three months prior to or eighteen months following a change in control of AcelRx, then his severance benefits will be increased as follows: (w) the lump sum cash severance payment will instead be an amount equal to twenty-four months of his then-current base salary, plus 200% of his target annual bonus; (x) he will be entitled to payment of any bonus earned but not yet paid for the prior year; (y) the COBRA premium reimbursement period will be for up to twenty-four months; and (z) 100% of all then-unvested equity awards will accelerate as of his termination date. In order to receive any severance benefits, Mr. Angotti must sign a waiver and release of claims in favor of AcelRx.

Severance Benefit Plan

In February 2017, our Board adopted an Amended and Restated Severance Benefit Plan, or the Severance Plan, to create two tiers of severance benefits payable to participating executive officers upon an involuntary termination in connection with a change in control, depending on the executive officer’s position with AcelRx as of the change in control transaction. The Severance Plan is subject to the Employee Retirement Income Security Act of 1974 and is and intended to maintain the competitiveness and effectiveness of our total compensation packages. The Severance Plan replaces the prior change of control and severance arrangements contained in the offer letter agreements with Dr. Palmer.

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

Non-Employee Director Compensation

Compensation for our non-employee directors consists of cash, restricted stock unit awards, or RSUs and stock options. The Compensation Committee periodically reviews the compensation paid to non-employee directors for their service on the Board and its committees and recommends any changes considered appropriate to the full Board for its approval.

Cash Compensation Arrangements for 2021

Our non-employee director cash compensation is aligned with the 50th percentile of our peer group. On March 30, 2021, the Board revised the Non-Employee Director Compensation policy such that, effective April 1, 2021, the FAST Committee Chair receives an additional annual retainer of $20,000 and a FAST Committee member receives an additional annual retainer of $10,000.

Each member of our Board who is not our employee receives an annual retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for Board services, as applicable:

●	the Board Chair receives an additional annual retainer of $30,000;

●	the Audit Committee Chair receives an additional annual retainer of $20,000;

●	the FAST Committee Chair receives an additional annual retainer of $20,000 (effective April 1, 2021);

●	the Compensation Committee Chair receives an additional annual retainer of $15,000;

●	the Nominating and Corporate Governance Committee Chair receives an additional annual retainer of $10,000;

●	an Audit Committee member receives an additional annual retainer of $10,000;

●	a FAST Committee member receives an additional annual retainer of $10,000 (effective April 1, 2021);

●	a Compensation Committee member receives an additional annual retainer of $7,500; and

●	a Nominating and Corporate Governance Committee member receives an additional retainer of $5,000.

All Board and committee retainers accrue and are payable on a quarterly basis at the end of each calendar quarter of service. We reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board or committee meetings.

Equity Compensation Arrangements for 2021

Equity compensation for our non-employee directors consists of a mix of stock options and RSUs. The equity grant value is split approximately equally between stock options and RSUs, with the number of RSUs being equal to 50% of the number of stock options. In February 2021, the Board approved the recommendations of the Compensation Committee to align our non-employee director equity compensation closer to the 50th percentile of our peer group. Beginning in February 2021, upon election or appointment to our Board, a new non-employee director will be granted an initial stock option to purchase 30,000 shares of our common stock, which will vest as to 1/3rd of the shares subject to the option on the one-year anniversary of the date of grant and as to the remaining shares subject to the option on an equal monthly basis over the following two-year period, and 15,000 RSUs, which will vest as to 1/3rd of the RSUs on each anniversary of the date of grant over a three-year period. Each non-employee director who is then serving as a director or who is elected to our Board on the date of an annual meeting will be granted a stock option to purchase 20,000 shares of our common stock, which will vest in full on the one-year anniversary of the date of grant, and 10,000 RSUs, which will vest in full on the one-year anniversary of the date of grant.

Each of the stock options will be granted with an exercise price equal to the fair market value of our common stock on the date of grant. All stock options and RSUs awarded to our non-employee directors are entitled to full vesting acceleration as of immediately prior to the effective date of certain change of control transactions involving us, such as our liquidation or a dissolution of or an event that results in a material change in the ownership of AcelRx.

2021 Director Compensation

The following table sets forth certain summary information for the year ended December 31, 2021 with respect to the compensation of our non-employee directors. Neither Mr. Angotti nor Dr. Palmer, who are executive officers, received or receives any additional compensation for serving on our Board. Ms. Bozilenko and Ms. Broadfoot were appointed to the Board on March 30, 2021 and November 20, 2021, respectively. Mr. Edwards resigned from the Board effective March 31, 2022.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(3)	Option Awards (2)(3)	Total
Adrian Adams	$97,500	$14,100	$21,058	$132,658
Richard Afable, M.D.	55,000	14,100	21,058	90,158
Marina Bozilenko	37,500	38,250	56,715	132,465
Jill Broadfoot	4,166	10,800	15,961	30,927
Mark G. Edwards	60,000	14,100	21,058	95,158
Stephen J. Hoffman, M.D., Ph.D.	55,000	14,100	21,058	90,158
Howard B. Rosen	50,000	14,100	21,058	85,158
Mark Wan	65,000	14,100	21,058	100,158

(1)
The dollar amount in this column represents the grant date fair value of the RSUs granted to our non-employee directors during 2021, as computed in accordance with ASC Topic 718, not including any estimates of forfeitures. For a discussion of valuation assumptions, see Note 1 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Stock-Based Compensation” included in our 2021 Annual Report. This amount does not correspond to the actual economic value that may be received from the RSUs. As of December 31, 2021, our non-employee directors had the following outstanding RSUs: Mr. Adams – 10,000; Dr. Afable – 10,000; Ms. Bozilenko – 25,000; Ms. Broadfoot – 15,000; Mr. Edwards – 10,000; Dr. Hoffman – 10,000; Mr. Rosen – 10,000; and Mr. Wan – 10,000.

(2)
The dollar amount in this column represents the grant date fair value of the stock options granted to our non-employee directors during 2021. This amount has been calculated in accordance with ASC 718 using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Notes 1 and 14 to our financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2022. This amount does not necessarily correspond to the actual economic value that may be recognized from the options. As of December 31, 2021, our non-employee directors had the following number of outstanding options: Mr. Adams – 147,500; Dr. Afable – 132,500; Ms. Bozilenko – 50,000; Ms. Broadfoot – 30,000; Mr. Edwards – 135,625; Dr. Hoffman – 145,000; Mr. Rosen – 1,521,000; and Mr. Wan – 145,000.

(3)
On June 17, 2021, the date of our 2021 annual meeting of stockholders, each non-employee director was granted 10,000 RSUs and an option to purchase 20,000 shares of our common stock with an exercise price of $1.41 per share. The shares subject to these stock options and RSUs vest on the first anniversary of the date of grant.

Non-Employee Director Compensation Changes for 2022

In February 2022, the Board approved the recommendations of the Compensation Committee to better align our non-employee director equity compensation closer to the 50th percentile of our peer group. Beginning in February 2022, upon election or appointment to our Board, a new non-employee director will be granted an initial stock option to purchase 46,500 shares of our common stock, which will vest as to 1/3rd of the shares subject to the option on the one-year anniversary of the date of grant and as to the remaining shares subject to the option on an equal monthly basis over the following two-year period, and 23,250 RSUs, which will vest as to 1/3rd of the RSUs on each anniversary of the date of grant over a three-year period. Each non-employee director who is then serving as a director or who is elected to our Board on the date of an annual meeting will be granted a stock option to purchase 31,000 shares of our common stock, which will vest in full on the one-year anniversary of the date of grant, and 15,500 RSUs, which will vest in full on the one-year anniversary of the date of grant.

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

Our Board undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that all of our directors, other than Mr. Angotti, our Chief Executive Officer, and Dr. Palmer, our Chief Medical Officer, qualify as “independent” directors within the meaning of the Nasdaq rules. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. Our non-employee directors have been meeting, and we anticipate that they will continue to meet, in regularly scheduled executive sessions at which only non-employee directors are present.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2022 by:

●	all those known by us to be beneficial owners of more than 5% of our common stock;

●	each director;

●	each named executive officer; and

●	all of our current executive officers and directors as a group.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	% of Total

Stockholders Owning Greater than 5%:
Armistice Capital, LLC(2)	12,314,479	8.4%

Directors and Named Executive Officers:
Adrian Adams(3)	313,750	*
Richard Afable, M.D. (4)	124,750	*
Vincent J. Angotti(5)	2,272,999	1.5
Marina Bozilenko(6)	16,664	*
Jill Broadfoot	—	*
Mark G. Edwards(7)	376,875	*
Stephen J. Hoffman, M.D., Ph.D.(8)	136,250	*
Pamela P. Palmer, M.D., Ph.D.(9)	1,926,455	1.3
Howard B. Rosen(10)	1,569,750	1.1
Mark Wan(11)	136,250	*
Raffi Asadorian(12)	855,737	*
All executive officers and directors as a group (12 persons)(13)	8,638,302	5.6%

*	Less than 1%.

(1)
This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 147,109,007 shares outstanding on March 31, 2022, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes shares of common stock issuable pursuant to the exercise of stock options that are exercisable within 60 days of March 31, 2022. Shares issuable pursuant to the exercise of stock options that are exercisable stock options and restricted stock units vesting within 60 days of March 31, 2022, are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Based on information disclosed in a Schedule 13G filed with the SEC on February 15, 2022, by Armistice Capital, LLC (“Armistice Capital”) reporting ownership as of December 31, 2021. Includes 12,314,479 shares reported as beneficially owned by Armistice Capital, of which Armistice Capital reports sole voting power and sole dispositive power with respect to zero shares, and shared voting power and shared dispositive power with respect to 12,314,479 shares, and 12,314,479 shares reported as beneficially owned by Steven Boyd (“Mr. Boyd”), of which Mr. Boyd reports sole voting power and sole dispositive power with respect to zero shares, and shared voting power and shared dispositive power with respect to 12,314,479 shares. Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the reported shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over these shares held by the Master Fund and thus may be deemed to beneficially own these shares held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own these shares held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of these shares directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. Despite such shared beneficial ownership, the reporting persons disclaim that they constitute a statutory group within the meaning of Rule 13d-5(b)(1) of the Securities Exchange Act of 1934. The address for Armistice Capital and Mr. Boyd is 510 Madison Avenue, 7th Floor, New York, New York 10022.

(3)	Includes 127,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022.

(4)	Includes 112,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022.

(5)	Includes 1,892,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022.

(6)	Includes 11,665 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022.

(7)	Includes 115,625 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022. Mr. Edwards resigned from the Board effective March 31, 2022.

(8)	Includes 125,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022.

(9)	Includes 1,338,452 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022.

(10)	Includes 1,501,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022.

(11)	Includes 125,000 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022.

(12)	Includes 677,790 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022.

(13)	Includes 6,782,764 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2022.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (A)	Weighted-average exercise price of outstanding options, warrants and rights(2) (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(3) (C)
Equity compensation plans approved by security holders	16,058,426	$2.99	12,315,297
Equity compensation plans not approved by security holders	—	—	—
Total	16,058,426	$2.99	12,315,297

(1)
Consists of the: (i) 2011 Equity Incentive Plan, as amended, (ii) Amended and Restated 2020 Equity Incentive Plan, and (iii) Amended and Restated 2011 Employee Stock Purchase Plan, or the ESPP. A description of these plans is contained in Note 13 to our consolidated financial statements included in the 2021 Annual Report. The number of securities includes: (i) 14,284,050 options with a weighted-average remaining life of 5.8 years and (ii) 1,774,376 shares of common stock to be issued following the vesting of RSUs for which no exercise price will be paid. Under the ESPP, participants are permitted to purchase our common stock at a discount on certain dates through payroll deductions within a pre-determined purchase period. Accordingly, the number of shares to be issued upon exercise of outstanding rights under the ESPP as of December 31, 2021 is not determinable.

(2)	The calculation of weighted average exercise price includes only outstanding stock options.

(3)
As of December 31, 2021, (i) 7,858,933 shares of common stock were available for issuance under the 2020 Equity Incentive Plan, and (ii) 4,456,364 shares of common stock were available for issuance under the ESPP. On February 28, 2022, 153,435 shares were purchased under the ESPP and as of April 20, 2022, up to a maximum of 190,000 shares may be purchased in the current purchase period under the terms of the ESPP, based on estimated participation and contribution rates, purchase prices based on the applicable offering date prices and the $25,000 limit under Section 423(b)(8) of the Internal Revenue Code.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

There has not been since January 1, 2020, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any current director, executive officer, holder of more than 5% of our common stock or any immediate family member of any of the foregoing persons had or will have a direct or indirect material interest other than compensation arrangements, described under Item 11 titled “Executive Compensation” and indemnification agreements described below.

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

Independence of the Board of Directors

Under the rules of The Nasdaq Stock Market, LLC, or “Nasdaq”, “independent” directors must comprise a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent within the meaning of applicable Nasdaq rules. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board undertook a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that all of our directors, other than Mr. Angotti, our Chief Executive Officer, and Dr. Palmer, our Chief Medical Officer, qualify as “independent” directors within the meaning of the Nasdaq rules. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. Our non-employee directors have been meeting, and we anticipate that they will continue to meet, in regularly scheduled executive sessions at which only non-employee directors are present.

Item 14.	Principal Accounting Fees and Services

Change in Independent Registered Public Accounting Firm

On July 15, 2021, we were formally notified that OUM & Co. LLP, or OUM - PCAOB ID Number 252, combined its practice with WithumSmith+Brown, PC - PCAOB ID Number 100, or Withum, each located in San Francisco, CA, and, as a result of such transaction, OUM effectively resigned as our independent registered public accounting firm on such date. Pursuant to certain terms of the transaction, OUM combined its operations with Withum operations and certain professional staff and partners of OUM joined Withum as employees or partners.

On July 16, 2021, with the approval of our Audit Committee, Withum was engaged as our independent registered public accounting firm for the quarterly periods ending June 30, 2021 and September 30, 2021, and for the year ending December 31, 2021.

During the years ended December 31, 2020 and 2019, and during the interim period from December 31, 2020 through July 15, 2021, the date of resignation, there were no disagreements with OUM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of OUM, would have caused it to make reference to such disagreement in its reports.

The reports of OUM regarding our financial statements for the year ended December 31, 2020 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Prior to engaging Withum, neither we nor anyone on our behalf consulted with Withum regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or on the type of audit opinion that might be rendered by Withum on our financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K), and Withum did not provide any written report or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

We previously provided OUM with a copy of the disclosures regarding this change in independent registered public accounting firm reproduced in this Proxy Statement and we received a letter from OUM addressed to the SEC stating that they agree with the above statements. A copy of this letter was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 29, 2021.

Fees Billed By Independent Registered Public Accounting Firm in 2021 and 2020

As described above, on July 15, 2021, OUM combined its operations with the operations of Withum and certain professional staff and partners of OUM joined Withum as employees or partners. The following tables present the aggregate fees billed by OUM and Withum to us for the years ended December 31, 2021 and 2020.

OUM & Co. LLP

	Year Ended December 31
	2021	2020
Audit Fees(1)	$87,075	$609,155
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$87,075	$609,155

(1)
Audit Fees: Consists of fees for professional services rendered for the audit of our consolidated financial statements for the year ended December 31, 2020 and review of our condensed consolidated financial statements for the first interim period of 2021.  Fees also consist of review of interim financial statements and fees for assistance with registration statements filed with the SEC, comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements for 2021 and 2020.

WithumSmith+Brown, PC

	Year Ended December 31
	2021	2020
Audit Fees(1)	$508,000	—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$508,000	—

(1)
Audit Fees: Consists of fees for professional services rendered for the audit of our consolidated financial statements, review of interim consolidated financial statements and fees for assistance with registration statements filed with the SEC, comfort letters and services that are normally provided by Withum in connection with statutory and regulatory filings or engagements for 2021.

Pre-Approval Policies and Procedures

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of the 2021 Annual Report filed with the SEC on March 10, 2022:

1. Financial Statements:

See Index to Financial Statements in Item 8 of the 2021 Annual Report.

2. Financial Statement Schedules:

Reference is made to the financial statement schedules included under Item 8 of Part II in the 2021 Annual Report. All other schedules are omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.

(b) Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1§	Agreement and Plan of Merger, dated as of November 14, 2021, by and among the Registrant, Lowell, Merger Sub 1, Merger Sub 2 and the Stockholder Representative.	10-Q	001-35068	2.1	11/15/2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	2/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	1/7/2011

4.1	Description of Capital Stock.	10-K	001-35068	4.1	3/15/2021

4.2	Reference is made to Exhibits 3.1 through 3.3.

4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.4	Form of Warrant to Purchase Common Stock of the Registrant, dated as of May 30, 2019.	8-K	001-35068	4.1	6/3/2019

4.5	Form of Warrant to Purchase Common Stock of the Registrant, dated as of November 15, 2021.	8-K	001-35068	4.1	11/15/2021

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	1/7/2011

10.2+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	2/24/2011

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.3+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	3/30/2011

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	3/30/2011

10.5+	Amended and Restated 2020 Equity Incentive Plan.	8-K	001-350683	10.1	6/17/2021

10.6+	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.2	6/16/2020

10.7+	Forms of RSU Award Grant Notice and Award Agreement (RSU Award) under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.3	6/16/2020

10.8+	Amended and Restated 2011 Employee Stock Purchase Plan.	S-8	333-239213	99.4	6/16/2020

10.9+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	1/7/2011

10.10+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	1/7/2011

10.11+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	5/8/2017

10.12+	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	7/19/2017

10.13+	Non-Employee Director Compensation Policy.

10.14+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	2/9/2017

10.15§	Sublease for a Single Sublessee, dated March 26, 2021, by and between the Registrant and Weichert Workforce Mobility Inc., as successor in interest to The MI Group, Inc.	10-Q	001-35068	10.3	5/17/2021

10.16§#	License and Commercialization Agreement (DZUVEO), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.1	11/15/2021

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.17§#	License and Commercialization Agreement (PFS), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.2	11/15/2021

10.18	Contingent Value Rights Agreement, dated as of January 7, 2022, by and among AcelRx Pharmaceuticals, Inc., James Wilkie, solely in his capacity as the representative of the Lowell stockholders and option holders, and Computershare Inc., and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, collectively as Rights Agent	8-K	001-35068	10.1	1/12/2022

10.19§#	Commercial Supply Agreement, effective March 31, 2021 by and between the Registrant and Catalent Pharma Solutions, LLC.	10-Q	001-35068	10.1	8/16/2021

10.20	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.	10-Q	001-35068	10.1	5/8/2013

10.21	Amended and Restated Capital Expenditure Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.	10-Q	001-35068	10.2	5/8/2013

10.22	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement, between the Registrant and Patheon Pharmaceuticals, Inc. effective as of January 30, 2014.	10-Q	001-35068	10.4	5/8/2014

10.23#	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of January 19, 2016.	10-Q	001-35068	10.6	5/2/2016

10.24#	Amendment #2 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of August 4, 2017.	10-Q	001-35068	10.1	11/9/2017

10.25#	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015.	10-Q	001-35068	10.6	11/3/2015

10.26#	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of the Registrant) and SWK Funding, LLC (assigned of PDL BioPharma, Inc.), dated as of September 18, 2015.	10-Q	001-35068	10.7	11/3/2015

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.27	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	6/21/2016

10.28	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of August 29, 2020.	S-3	333-239156	1.3	6/12/2020

10.29	Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 30, 2019.	8-K	001-35068	10.1	6/3/2019

10.30	First Amendment to Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 5, 2021.	10-Q	001-35068	10.4	11/15/2021

10.31	Second Amendment to Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of November 14, 2021.	10-K	001-35068	10.31	3/10/2022

10.32#	Agreement between the Registrant and SpecGX, LLC, dated June 16, 2017.	10-Q	001-35068	10.1	11/7/2019

10.33	Amendment to Agreement between the Registrant and SpecGX, LLC, dated September 23, 2019.	10-Q	001-35068	10.2	11/7/2019

23.1	Consent of WithumSmith + Brown, PC, Independent Registered Public Accounting Firm.	10-K	001-35068	23.1	3/10/2022

23.2	Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm.	10-K	001-35068	23.2	3/10/2022

24.1	Power of Attorney (included in signature page of the 2021 Annual Report on Form 10-K).	10-K	001-35068	24.1	3/10/2022

31.1^	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2^	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35068	32.1	3/10/2022

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	001-35068	101.INS	3/10/2022

101.SCH	Inline XBRL Taxonomy Schema Document	10-K	001-35068	101.SCH	3/10/2022

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	10-K	001-35068	101.CAL	3/10/2022

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	10-K	001-35068	101.DEF	3/10/2022

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	10-K	001-35068	101.LAB	3/10/2022

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	10-K	001-35068	101.PRE	3/10/2022

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).	10-K	001-35068	104	3/10/2022

^	Filed herewith.

§	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.

+	Indicates management contract or compensatory plan.

#	Material in the exhibit marked with am “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 20, 2022	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Vincent J. Angotti
Vincent J. Angotti
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Principal Financial and Accounting Officer)