Form 10-Q
period 2022-03-31
ACELRX PHARMACEUTICALS INC
filed 2022-05-16
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, the number of outstanding shares of the registrant’s common stock was 147,114,006.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

•	our success in commercializing DSUVIA in the United States, including the marketing, sales, and distribution of the product, whether alone or with contract sales organizations and other collaborators;

•	our ability to satisfactorily comply with FDA regulations concerning the advertising and promotion of DSUVIA;

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

•

our ability to realize the expected benefits and potential value created by the acquisition of Lowell Therapeutics, Inc., or Lowell, pursuant to the Agreement and Plan of Merger, or Merger Agreement, for our stockholders, on a timely basis or at all;

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

•

our ability to successfully execute the pathway towards a resubmission of the Zalviso New Drug Application, or NDA, and subsequently obtain and maintain regulatory approval of Zalviso in the United States and comply with any related restrictions, limitations, and/or warnings in the label of Zalviso if approved;

•	the outcome of any potential FDA Advisory Committee meeting held for Zalviso;

•	our ability to successfully commercialize Zalviso, if approved in the United States;

•	the rate and degree of market acceptance of Zalviso, if approved in the United States;

•	our ability to obtain adequate government or third-party payer reimbursement;

•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;

•	our ability to successfully retain our key commercial, scientific, engineering, medical or management personnel and hire new personnel as needed;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers, including any supply chain impacts or work limitations resulting from shelter-in-place orders related to COVID-19;

•	the success of competing therapies that are or become available;

•	our liquidity and capital resources; and

•	our ability to obtain and maintain intellectual property protection for our approved products and product candidates.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2022 (unaudited)	December 31, 2021(1)
Assets
Current Assets:
Cash and cash equivalents	$21,822	$12,663
Short-term investments	17,527	38,967
Accounts receivable, net	184	160
Inventories, net	1,045	1,111
Prepaid expenses and other current assets	2,233	2,588
Total current assets	42,811	55,489
Operating lease right-of-use assets	4,147	4,302
Property and equipment, net	15,933	15,928
In-process research and development asset	8,819	—
Other assets	261	2,174
Total Assets	$71,971	$77,893
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,715	$2,121
Accrued and other liabilities	4,321	6,524
Long-term debt, current portion	8,813	8,796
Operating lease liabilities, current portion	1,184	1,068
Total current liabilities	17,033	18,509
Long-term debt, net of current portion	3,041	5,007
Deferred revenue, net of current portion	1,122	1,151
Operating lease liabilities, net of current portion	3,578	3,750
Liability related to the sale of future royalties	84,615	85,288
Other long-term liabilities	855	81
Total liabilities	110,244	113,786
Commitments and Contingencies
Stockholders’ Deficit:
Common stock, $0.001 par value—200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 147,109,007 and 136,819,647 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	147	137
Additional paid-in capital	443,838	437,554
Accumulated deficit	(482,258)	(473,584)
Total stockholders’ deficit	(38,273)	(35,893)
Total Liabilities and Stockholders’ Deficit	$71,971	$77,893

(1)

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product sales	$442	$451
Contract and other collaboration	—	60
Total revenue	442	511

Operating costs and expenses:
Cost of goods sold	784	1,040
Research and development	1,315	969
Selling, general and administrative	7,338	7,644
Total operating costs and expenses	9,437	9,653
Loss from operations	(8,995)	(9,142)
Other income:
Interest expense	(390)	(672)
Interest income and other income, net	38	76
Non-cash interest income on liability related to future sale of royalties	673	782
Total other income	321	186
Net loss	$(8,674)	$(8,956)
Net loss per share of common stock, basic and diluted	$(0.06)	$(0.08)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 11	145,623,751	113,256,550

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	136,819,647	$137	$437,554	$(473,584)	$(35,893)
Stock-based compensation	—	—	783	—	783
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	515,393	—	(58)	—	(58)
Issuance of common stock in connection with asset acquisition	9,620,532	10	5,501	—	5,511
Issuance of common stock upon ESPP purchase	153,435	—	58	—	58
Net loss	—	—	—	(8,674)	(8,674)
Balance as of March 31, 2022	147,109,007	$147	$443,838	$(482,258)	$(38,273)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2020	98,812,008	$98	$382,637	$(438,485)	$(55,750)
Stock-based compensation	—	—	1,089	—	1,089
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	404,172	—	(249)	—	(249)
Net proceeds from issuance of common stock in connection with equity financings	19,701,562	20	36,340	—	36,360
Issuance of common stock upon ESPP purchase	183,132	—	192	—	192
Issuance of common stock upon exercise of stock options	2,125	—	2	—	2
Net loss	—	—	—	(8,956)	(8,956)
Balance as of March 31, 2021	119,102,999	$118	$420,011	$(447,441)	$(27,312)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,674)	$(8,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	—	(45)
Non-cash interest income on liability related to royalty monetization	(673)	(782)
Depreciation and amortization	420	450
Non-cash interest expense related to debt financing	134	222
Stock-based compensation	783	1,089
Gain on lease termination	—	(522)
Other	2	68
Changes in operating assets and liabilities:
Accounts receivable	(24)	(23)
Inventories	57	105
Prepaid expenses and other assets	360	361
Accounts payable	249	313
Accrued liabilities	(1,512)	(1,698)
Operating lease liabilities	(56)	(241)
Deferred revenue	—	(49)
Net cash used in operating activities	(8,934)	(9,708)
Cash flows from investing activities:
Purchase of property and equipment	(89)	(24)
Purchase of investments	(6,175)	(24,441)
Cash paid for asset acquisition, net of cash acquired	(1,156)	—
Proceeds from maturities of investments	27,596	7,040
Net cash provided by (used in) investing activities	20,176	(17,425)
Cash flows from financing activities:
Payment of long-term debt	(2,083)	(2,083)
Net proceeds from issuance of common stock in connection with equity financings	—	36,360
Net proceeds from issuance of common stock through equity plans	58	194
Payment of employee tax obligations related to vesting of restricted stock units	(58)	(249)
Net cash (used in) provided by financing activities	(2,083)	34,222
Net increase in cash and cash equivalents	9,159	7,089
Cash and cash equivalents—Beginning of period	12,663	27,274
Cash and cash equivalents—End of period	$21,822	$34,363
NONCASH INVESTING ACTIVITIES:
Purchases of property and equipment in accounts payable and accrued liabilities	1,275	1,678
Asset acquisition costs in accounts payable and accrued liabilities	531	—
Liability for hold back shares in connection with asset acquisition in other long-term liabilities	800	—
Issuance of common stock in connection with asset acquisition	5,511	—

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO® in Europe) and Zalviso® are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the management of acute moderate to severe pain in adults in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, and, in July 2021, entered into a License and Commercialization Agreement with Laboratoire Aguettant, or Aguettant, for Aguettant to commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Agreement. The timing of the resubmission of the Zalviso new drug application, or NDA, is in part dependent upon the finalization of the FDA’s new opioid approval guidelines and process. AcelRx intends to seek regulatory approval for Zalviso in the United States and, if successful, potentially promote Zalviso either by itself or with strategic partners. Zalviso is approved in Europe and was commercialized by Grünenthal GmbH, or Grünenthal, through May 12, 2021 (see Termination of Grünenthal Agreements below). In July 2021, the Company also entered into a separate License and Commercialization Agreement with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. On January 7, 2022, the Company closed the definitive merger agreement dated as of November 14, 2021, or the Merger Agreement, to acquire Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 4. “Asset Acquisition” below). As a result of the Merger Agreement, the Company acquired Niyad, a regional anticoagulant for the dialysis circuit during continuous renal replacement therapy for acute kidney injury patients in the hospital, that the Company plans to study under an investigational device exemption, or IDE, and which has received Breakthrough Device Designation status from the FDA. While not approved for commercial use in the U.S., the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities. The second intended indication for Niyad is as a regional anticoagulant for the dialysis circuit for chronic kidney disease patients undergoing intermittent hemodialysis in dialysis centers. In addition, the Company acquired LTX-608, a proprietary nafamostat formulation for direct IV infusion that it intends to develop for the treatment of acute respiratory distress syndrome, or ARDS, and disseminated intravascular coagulation, or DIC.

The Company has incurred recurring operating losses and negative cash flows from operating activities since inception. As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $39.3 million. Based on the Company’s current operating plans and projections, the Company expects that its existing cash, cash equivalents and short-term investments will be sufficient to fund operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or SEC. Although Zalviso was approved for sale in Europe on September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it is entitled to receive under the Amended License Agreement (defined below) with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. In consideration of the termination of the Amended License Agreement, under the Royalty Monetization, the Company must use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement, with a third party.

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

Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period. The Condensed Consolidated Balance Sheet as of December 31, 2021, was derived from the Company’s audited financial statements as of December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022, from those previously disclosed in its 2021 Annual Report on Form 10-K, except as follows:

Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

Acquisitions meeting the definition of business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. The Company also evaluates which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. When a transaction accounted for as an asset acquisition includes an in-process research and development (“IPR&D”) asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. For an IPR&D asset to have an alternative future use: (a) the Company must reasonably expect that it will use the asset acquired in the alternative manner and anticipate economic benefit from that alternative use, and (b) the Company’s use of the asset acquired is not contingent on further development of the asset subsequent to the acquisition date (that is, the asset can be used in the alternative manner in the condition in which it existed at the acquisition date). Otherwise, amounts allocated to IPR&D that have no alternative use are expensed. Asset acquisitions may include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration is not recognized until all contingencies are resolved and the consideration is paid or probable of payment, at which point the consideration is allocated to the assets acquired on a relative fair value basis.

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

The table below summarizes the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$2,621	$—	$—	$2,621
Money market funds	562	—	—	562
Commercial paper	18,639	—	—	18,639
Total cash and cash equivalents	21,822	—	—	21,822

Short-term investments:
Commercial paper	13,557	—	—	13,557
Corporate debt securities	3,970	—	—	3,970
Total short-term investments	17,527	—	—	17,527
Total cash, cash equivalents and short-term investments	$39,349	$—	$—	$39,349

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,443	$—	$—	$1,443
Money market funds	2,822	—	—	2,822
Commercial paper	8,398	—	—	8,398
Total cash and cash equivalents	12,663	—	—	12,663

Short-term investments:
Commercial paper	29,504	—	—	29,504
Corporate debt securities	9,463	—	—	9,463
Total short-term investments	38,967	—	—	38,967
Total cash, cash equivalents and short-term investments	$51,630	$—	$—	$51,630

There were no other-than-temporary impairments for these securities at March 31, 2022 or December 31, 2021. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2022 and 2021.

As of March 31, 2022, and December 31, 2021, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of March 31, 2022, and December 31, 2021, the Company held, in addition to Level II assets, a contingent put option liability associated with the Loan Agreement with Oxford. See Note 6 “Long-Term Debt” for further description. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Condensed Consolidated Balance Sheets. Changes to the estimated fair value of this liability is recorded in interest income and other income, net in the Condensed Consolidated Statements of Operations. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2022
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$562	$562	$—	$—
Commercial paper	32,196	—	32,196	—
Corporate debt securities	3,970	—	3,970	—
Total assets measured at fair value	$36,728	$562	$36,166	$—

Liabilities
Contingent put option liability	$55	$—	$—	$55
Total liabilities measured at fair value	$55	$—	$—	$55

	As of December 31, 2021
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,822	$2,822	$—	$—
Commercial paper	37,902	—	37,902	—
Corporate debt securities	9,463	—	9,463	—
Total assets measured at fair value	$50,187	$2,822	$47,365	$—

Liabilities
Contingent put option liability	$81	$—	$—	$81
Total liabilities measured at fair value	$81	$—	$—	$81

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three months ended March 31, 2022 and 2021 (in thousands):

Three Months Ended March 31, 2022
Fair value—beginning of period	$81
Change in fair value of contingent put option associated with the Loan Agreement	(26)
Fair value—end of period	$55

Three Months Ended March 31, 2021
Fair value—beginning of period	$246
Change in fair value of contingent put option associated with the Loan Agreement	(65)
Fair value—end of period	$181

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three months ended March 31, 2022 and the year ended December 31, 2021.

3. Inventories, net

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	March 31, 2022	December 31, 2021
Raw materials	$651	$722
Work-in-process	35	159
Finished goods	359	230
Total	$1,045	$1,111

The Company did not record any inventory impairment charges for the three months ended March 31, 2022. The Company recorded inventory impairment charges of $0.1 million, primarily related to Zalviso component parts inventory, for the three months ended March 31, 2021.

4. Asset Acquisition

On January 7, 2022, the Company closed the Merger Agreement with Lowell. Under the terms of the agreement, the Company acquired the product nafamostat, and the associated patents and historical know-how. The acquisition was valued at approximately $32.5 million plus cash acquired of $3.5 million and certain other adjustments. Pursuant to the terms of the Merger Agreement, all options to purchase capital stock and all shares of Lowell capital stock issued and outstanding immediately before the effective time of the merger were cancelled in exchange for the right to receive (i) 9,009,538 shares of AcelRx common stock issued at a five day daily volume weighted average price of $0.57284 per share as of January 7, 2022, or the Acquisition Date, valued at $5.2 million on closing, (ii) cash in the amount of $3.5 million, (iii) 1,396,526 shares of AcelRx common stock to be held back to satisfy any potential indemnification and other obligations of Lowell and its securityholders valued at $0.8 million, (iv) $0.5 million cash and stock paid for sellers’ transaction costs and (v) up to $26.0 million of contingent consideration payable in cash or stock at AcelRx's option, upon the achievement of regulatory and sales-based milestones.

The shares issued pursuant to the Merger Agreement were issued in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, including Rule 506 of Regulation D promulgated under the Securities Act, or Regulation D, without general solicitation as a transaction not involving any public offering.

The Merger Agreement has been accounted for as an asset acquisition of a single IPR&D asset that has an alternative future use. The initial measurement of the asset purchased of $8.8 million was based on the purchase cost of $12.4 million including (i) $6.0 million common stock fair value on the closing date (issued and hold back on the acquisition date), (ii) $0.5 million seller’s costs paid by the Company, (iii) $3.5 million cash and (iv) approximately $2.5 million of transaction costs less purchase price allocated to cash acquired of $3.5 million. Due to the nature of regulatory and sales-based milestones, the contingent consideration of up to $26.0 million was not included in the initial cost of the assets purchased as they are contingent upon events that are outside the Company’s control, such as regulatory approvals and issuance of patents, and are not considered probable until notification is received. However, upon achievement or anticipated achievement of each milestone, the Company shall recognize the related, appropriate payment as an additional cost of the acquired IPR&D asset. As of March 31, 2022, none of the contingent events has occurred.

The following table summarizes the total consideration for the acquisition and the value of the IPR&D asset acquired (in thousands):

Consideration
Cash	$3,536
Issuance of common stock to Lowell security holders in connection with asset acquisition	5,161
Issuance of common stock to settle Lowell’s transaction costs in connection with asset acquisition	350
Liability for issuance of 1,396,526 hold back shares to Lowell securityholders(1)	800
Transaction costs	2,521
Total consideration	$12,368

IPR&D Asset Acquired
Purchase price	$12,368
Cash acquired	(3,549)
Total IPR&D asset acquired(2)	$8,819

(1) Recorded as Other long-term liabilities in the Condensed Consolidated Balance Sheets.

(2) Recorded as In-process research and development asset in the Condensed Consolidated Balance Sheets.

The IPR&D asset will be treated initially as an indefinite-lived asset, and as a long-lived asset, it will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the IPR&D asset achieves regulatory approval and the asset life is determined to be finite, the asset’s useful life will be estimated, and the asset will be amortized over its remaining useful life.

5. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2022 and 2021 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2022	2021
Product sales:
DSUVIA	$442	$181
Zalviso	—	270
Total product sales	442	451
Contract and other collaboration:
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	—	45
Royalty revenue	—	15
Total revenues from contract and other collaboration	—	60
Total revenue	$442	$511

For additional details on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso was sold in Europe by the Company’s collaboration partner, Grünenthal, through May 12, 2021. DZUVEO sales in Europe by the Company’s collaboration partner, Aguettant, have not commenced as of March 31, 2022.

Contract and Other Collaboration

Contract and other collaboration revenue includes revenue under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe and license revenue recognized under the DZUVEO Agreement. For the three months ended March 31, 2022, the Company did not record any contract and other collaboration revenue.

Contract Liabilities

A contract liability of $1.2 million was recorded on the Condensed Consolidated Balance Sheets as deferred revenue as of March 31, 2022, $0.1 million of which represented the current portion, for the portion of the upfront fee received under the DZUVEO Agreement allocated to the material right for discounted price on future optional product supply which has not yet been satisfied. The material right contract liability will be recognized over the period the discount on future product supply is made available.

The following table presents changes in the Company’s contract liability for the three months ended March 31, 2022 and 2021 (in thousands):

Balance at January 1, 2022	$1,237
Deductions for performance obligations satisfied:
In current period	—
Balance at March 31, 2022	$1,237

Balance at January 1, 2021	$49
Deductions for performance obligations satisfied:
In current period	(49)
Balance at March 31, 2021	$—

6. Long-Term Debt

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

As of March 31, 2022 and December 31, 2021, the accrued balance due under the Loan Agreement with Oxford was $11.4 million and $13.3 million, respectively. Interest expense related to the Loan Agreement was $0.4 million, $0.1 million of which represented amortization of the debt discount, for the three months ended March 31, 2022, and was $0.6 million, $0.2 million of which represented amortization of the debt discount, for the three months ended March 31, 2021.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with Catalent Pharma Solutions, LLC, or Catalent, in contemplation of entering into a commercial supply agreement for its product DSUVIA at a future date. Under the SRA, the Company is building out a suite within Catalent’s production facility in Kansas City. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four installments of $0.5 million through July 2022. As of March 31, 2022 and December 31, 2021, the accrued balance under the SRA was $0.5 million, and $1.7 million of these leasehold improvements had been capitalized. The effective interest rate related to the payments at March 31, 2022 was 14.4%. The leasehold improvements are recorded as property and equipment, net, in our Condensed Consolidated Balance Sheets.

7. Leases

Office Lease

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

Contract Manufacturing Leases

The Company has entered into commercial supply manufacturing services agreements related to Zalviso and DSUVIA containing fixed fees which it has determined are in-substance lease payments. For additional information on these agreements, refer to Note 9 “Leases” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The components of lease expense are presented in the following table (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$343	$340
Gain on derecognition of operating lease	—	(522)
Sublease income	—	(150)
Net lease costs	$343	$(332)

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term – operating leases (in years)	4.74	0.57
Weighted-average remaining discount rate – operating leases	12.8%	12.03%

Maturities of lease liabilities as of March 31, 2022 are presented in the following table (in thousands):

Year:
2022	$1,363
2023	1,294
2024	1,040
2025	1,040
2026	1,040
Thereafter	415
Total future minimum lease payments	6,192
Less imputed interest	(1,430)
Total	$4,762

Reported as:

Operating lease liabilities	$4,762
Operating lease liabilities, current portion	(1,184)
Operating lease liabilities, net of current portion	$3,578

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

The effective interest rate over the life of the liability will be 0% as the Company records interest income over the remaining term of the arrangement as an offset to the interest expense that was recognized in prior periods. The effective interest income rate for the three months ended March 31, 2022 and 2021, was approximately 3.2% and 3.6%, respectively.

The following table shows the activity within the liability account for the three months ended and the period from inception on September 18, 2015 to March 31, 2022 (in thousands):

	Three months ended March 31, 2022	Period from inception to March 31, 2022
Liability related to sale of future royalties — beginning balance	$85,288	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	—	(1,083)
Non-cash interest (income) expense recognized	(673)	24,514
Liability related to sale of future royalties as of March 31, 2022	$84,615	$84,615

As royalties are remitted to SWK from ARPI LLC, as described in Note 1 “Organization and Summary of Significant Accounting Policies - Non-Cash Interest Income (Expense) on Liability Related to Sale of Future Royalties” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the balance of the liability will be effectively repaid over the life of the agreement. The Company will record non-cash royalty revenues and non-cash interest (income) expense within its Condensed Consolidated Statements of Operations over the term of the Royalty Monetization.

9. Commitments and Contingencies

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

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	March 31, 2022	March 31, 2021
Cost of goods sold	$19	$22
Research and development	174	181
Selling, general and administrative	590	886
Total	$783	$1,089

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2022	1,774,376	$1.71
Granted	1,061,826	0.40
Vested	(657,359)	1.92
Forfeited	(145,838)	1.56
Restricted stock units outstanding, March 31, 2022	2,033,005	$0.97

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 141,966 shares of common stock underlying vested RSUs that were withheld during the quarter ended March 31, 2022, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2022	14,284,050	$2.99
Granted	2,123,650	0.40
Forfeited	(248,334)	1.72
Expired	(517,902)	3.20
Exercised	—	—
March 31, 2022	15,641,464	$2.65	6.2	$—
Vested and exercisable options—March 31, 2022	10,426,287	$3.36	4.8	$—
Vested and expected to vest—March 31, 2022	15,641,464	$2.65	6.2	$—

The per-share weighted average grant date fair value of the options granted during the quarter ended March 31, 2022 was estimated at $0.30 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31, 2022
Expected term (in years)		6.3
Risk-free interest rate	1.6%	-	2.2%
Expected volatility		88%
Expected dividend rate		0%

As of March 31, 2022, there were 5,585,531 shares available for grant under the Company’s equity incentive plans and 4,302,929 shares available for grant under the Amended ESPP.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
ESPP, RSUs and stock options to purchase common stock	17,864,469	16,789,212
Common stock warrants	17,676,679	176,679

In addition, the shares held back and contingently issuable in connection with the Lowell Merger, as described in Note 4. above, have also been excluded from the computation of diluted net loss per share of common stock for the periods presented because the contingencies for issuance of these shares have not been met.

12. Subsequent Event

In May 2022, the Company initiated a reorganization that will eliminate approximately 40% of its employees for which the Company estimates that it will incur aggregate severance and related charges of approximately $0.5 million, all of which it expects to recognize in the second quarter of 2022. These estimates are subject to a number of assumptions, and actual results may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Form 10-Q, and with the audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report.

About AcelRx Pharmaceuticals, Inc.

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

Our portfolio of products and product candidates consists of sufentanil sublingual products and product candidates, pre-filled syringe product candidates, and nafamostat product candidates as further described below.

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

Recent Developments

On January 7, 2022, we acquired Lowell Therapeutics, Inc., or Lowell, in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, inclusive of approximately $26.0 million of contingent consideration payable in cash or stock at AcelRx's option, upon the achievement of regulatory and sales-based milestones. For additional information regarding the acquisition of Lowell, see Note 4. “Asset Acquisition” in the accompanying notes to the Condensed Consolidated Financial Statements.

On March 28, 2022, we received a close-out letter from the Office of Prescription Drug Promotion, or ODPD, of the U.S. Food and Drug Administration, or the FDA, to the Warning Letter we received on February 11, 2021 relating to certain DSUVIA-related promotional materials we used in 2019. The close-out letter indicated that the FDA had concluded its evaluation of our corrective actions in response to the Warning Letter and that we had addressed the issues raised by the Warning Letter.

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

Our net loss for the three months ended March 31, 2022 and 2021 was $8.7 million and $9.0 million, respectively. As of March 31, 2022, we had an accumulated deficit of $482.3 million. As of March 31, 2022, we had cash, cash equivalents and short-term investments totaling $39.3 million compared to $51.6 million as of December 31, 2021.

AcelRx is realigning its cost structure from a focus on commercialization to a focus on advancing our late-stage development pipeline. We believe that the uptake of DSUVIA will be maximized through a larger commercial infrastructure and, as such, we are in active discussions with potential partners that can execute a more robust commercial plan to support DSUVIA sales expansion, while further reducing AcelRx’s operating costs. The ultimate structure of a potential transaction with a third party may take multiple forms and is not known at this time. Accordingly, we are initiating a reorganization that will eliminate approximately 40% of our employees, resulting in an estimated $9 million in annual savings, and an estimated $0.5 million in a restructuring charge in our Condensed Consolidated Statement of Operations for the three months ended June 30, 2022.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three months ended March 31, 2022, from those previously disclosed in our Annual Report, as follows:

Acquisitions

We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

Acquisitions meeting the definition of business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. We also evaluate which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. When a transaction accounted for as an asset acquisition includes an in-process research and development (“IPR&D”) asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. For an IPR&D asset to have an alternative future use: (a) we must reasonably expect that we will use the asset acquired in the alternative manner and anticipate economic benefit from that alternative use, and (b) our use of the asset acquired must not be contingent on further development of the asset subsequent to the acquisition date (that is, the asset can be used in the alternative manner in the condition in which it existed at the acquisition date). Otherwise, amounts allocated to IPR&D that have no alternative use are expensed. Our asset acquisitions typically include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration is not recognized until all contingencies are resolved and the consideration is paid or probable of payment, at which point the consideration is allocated to the assets acquired on a relative fair value basis.

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

Three Months Ended March 31, 2022 and 2021

Revenue

Product Sales Revenue

Product sales revenue consists of sales of DSUVIA in the U.S. and, prior to May 13, 2021, Zalviso in Europe.

Product sales revenue by product for the three months ended March 31, 2022 and 2021, was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
DSUVIA	$442	$181	$261	144%
Zalviso	—	270	(270)	(100)%
Total product sales revenue	$442	$451	$(9)	(2)

The increase in DSUVIA product sales revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily the result of increased sales volume for DSUVIA. For the three months ended March 31, 2021, there was $0.3 million in product sales revenue of Zalviso by Grünenthal GmbH, or Grünenthal. In May 2020, Grünenthal terminated the Collaboration and License Agreement and the Manufacture and Supply Agreement, or together, the Grünenthal Agreements, accordingly the rights to market and sell Zalviso in Europe reverted back to us on May 12, 2021.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue, prior to May 13, 2021, included revenue under the Grünenthal Agreements, related to research and development services, non-cash royalty revenue related to the sale of the majority of our royalty rights and certain commercial sales milestones under the Grünenthal Agreements to SWK Funding, LLC, or SWK, (assignee of PDL BioPharma, Inc., or PDL), in a transaction referred to as the Royalty Monetization, and royalty revenue for sales of Zalviso in Europe.

Contract and other collaboration revenue for the three months ended March 31, 2022 and 2021, was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
Non-cash royalty revenue related to Royalty Monetization (See Note 8)	$—	$45	$(45)	(100)%
Royalty revenue	—	15	(15)	(100)%
Total contract and other collaboration revenue	$—	$60	$(60)	(100)%

On July 14, 2021, we granted Aguettant the license rights to DZUVEO in the European Union under the DZUVEO Agreement. As of March 31, 2022 and December 31, 2021, we had current and non-current portions of deferred revenue under the DZUVEO Agreement of $0.1 million and $1.1 million, respectively.

Cost of Goods Sold

Total cost of goods sold for the three months ended March 31, 2022 and 2021, was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
Direct costs	$153	$311	$(158)	(51)%
Indirect costs	631	729	(98)	(13)%
Total cost of goods sold	$784	$1,040	$(256)	(25)%

Direct costs from contract manufacturers for DSUVIA totaled $0.2 million for the three months ended March 31, 2022, and totaled $0.3 million for DSUVIA and Zalviso for the three months ended March 31, 2021. We recorded inventory impairment charges of $0.1 million, primarily related to Zalviso component parts inventory, for the three months ended March 31, 2021. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA totaled $0.6 million for the three months ended March 31, 2022, and totaled $0.7 million for DSUVIA and Zalviso for the three months ended March 31, 2021. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses.

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

We expect to incur future research and development expenditures to support the FDA regulatory review of our product candidates and anticipated activities required for the development of our nafamostat product candidates, and the preparation and submission of the NDAs for our two in-licensed pre-filled syringe, or PFS, product candidates from Aguettant. The timing of the resubmission of the Zalviso NDA is in part dependent on the finalization of the FDA’s new opioid approval guidelines and process.

We track external development expenses on a program-by-program basis. Our development resources are shared among all our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead.

Below is a summary of our research and development expenses during the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
DSUVIA	$392	$162	$230	142%
Zalviso	8	6	2	33%
PFS	57	—	57	100%
Overhead	858	801	57	7%
Total research and development expenses	$1,315	$969	$346	36%

Research and development expenses for the three months ended March 31, 2022 increased as compared to the three months ended March 31, 2021, primarily due to increased DSUVIA manufacturing-related costs.

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

Total selling, general and administrative expenses for the three months ended March 31, 2022 and 2021, were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
Selling, general and administrative expenses	$7,338	$7,644	$(306)	(4)%

Selling, general and administrative expenses decreased by $0.3 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease is primarily due to net decreases in selling, general and administrative expenses including a $0.5 million reduction in personnel-related costs, a $0.3 million reduction in non-cash stock-based compensation expense, partially offset by an increase in facilities-related expenses in the first quarter of 2022 due to the $0.5 million gain related to the lease termination in the first quarter of 2021.

Other Income

Total other income for the three months ended March 31, 2022 and 2021, was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
Interest expense	$(390)	$(672)	$282	(42)%
Interest income and other income, net	38	76	(38)	(50)%
Non-cash interest income on liability related to sale of future royalties	673	782	(109)	(14)%
Total other income	$321	$186	$135	73%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily as a result of a lower average outstanding loan balance. As of March 31, 2022, the outstanding balance due under the Loan Agreement with Oxford was $11.4 million. Refer to Note 6 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

Interest income and other income, net, for the three months ended March 31, 2022 and 2021, primarily consisted of the change in the fair value of our contingent put option and interest earned on our investments.

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

The effective interest income rate for each of the three months ended March 31, 2022 and 2021, was approximately 3.2% and 3.6%, respectively. We anticipate that we will record approximately $3 million in non-cash interest income related to the Royalty Monetization for the year ending December 31, 2022.

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

As of March 31, 2022, we had cash, cash equivalents and investments totaling $39.3 million compared to $51.6 million as of December 31, 2021. The decrease was primarily due to cash required to fund our continuing operations, including debt service, as we continued our commercialization activities for DSUVIA, including installation of our fully automated packaging line for DSUVIA, and business development activities. We anticipate that our existing capital resources will permit us to meet our capital and operational requirements for at least the next twelve months; however, our expectations may change depending on a number of factors including the extent and magnitude of the impact from the COVID-19 pandemic, in particular the negative impact on sales volumes as our sales force is limited in its access to potential customers, our expenditures related to the development of our product candidates and the United States commercial launch of DSUVIA, and the timing of business development activities. In the long-term, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

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

We entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. There were no sales under the ATM Agreement for the three months ended March 31, 2022. For the three months ended March 31, 2021, we issued and sold approximately 3.0 million shares of common stock and received net proceeds of approximately $7.5 million, after deducting fees and expenses, under the ATM Agreement. As of March 31, 2022, we have the ability to sell approximately $36.1 million of our common stock under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan. After deducting all loan initiation costs and outstanding interest on the prior loan agreement with Hercules, we received $15.9 million in net proceeds. As of March 31, 2022, the outstanding balance under the Loan Agreement was $11.4 million. For more information, see Note 6 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,934)	$(9,708)
Net cash provided by (used in) investing activities	20,176	(17,425)
Net cash (used in) provided by financing activities	(2,083)	34,222

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

Cash used in operating activities of $8.9 million during the three months ended March 31, 2022, reflected a net loss of $8.7 million, partially offset by aggregate non-cash charges of $0.7 million and included an approximate $0.9 million net change in our operating assets and liabilities. Non-cash charges included $0.8 million in stock-based compensation expense, $0.7 million in interest income on the liability related to the Royalty Monetization, and $0.4 million in depreciation expense. The net change in our operating assets and liabilities included a $1.5 million decrease in accrued liabilities.

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

During the three months ended March 31, 2022, cash provided by investing activities of $20.2 million was primarily the net result $27.6 million in proceeds from maturity of investments partially offset by $6.2 million for purchases of investments and $1.2 million in cash paid for the Lowell asset acquisition, net of cash acquired. During the three months ended March 31, 2021, cash used investing activities of $17.4 million was primarily the net result of $24.4 million for purchases of investments offset by $7.0 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the three months ended March 31, 2022, cash used in financing activities of $2.1 million was primarily due to long-term debt payments under the Loan Agreement with Oxford. During the three months ended March 31, 2021, cash provided by financing activities of $34.2 million was primarily due to $36.4 million in net proceeds received in connection with equity financings, and $0.2 million in net proceeds received through our equity plans, partially offset by $2.1 million used for payment of long-term debt and $0.2 million used for payment of employee tax obligations relating to the vesting of restricted stock units.

Capital Commitments and Capital Resources

Our current operating plan includes expenditures related to the development of our product candidates and the continued launch of DSUVIA in the United States. In addition, on January 7, 2022, we acquired Lowell in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, inclusive of approximately $26.0 million of contingent consideration payable in cash or stock at AcelRx's option, upon the achievement of regulatory and sales-based milestones. For additional information regarding the acquisition of Lowell, see Note 4. “Asset Acquisition” in the accompanying notes to the Condensed Consolidated Financial Statements Our operating plan includes an assumption that COVID-19 related restrictions will not increase considerably, and includes anticipated activities required to resubmit the Zalviso NDA and anticipated activities required for the development of our nafamostat product candidates, and the preparation and submission of the NDAs for our two in-licensed product candidates from Aguettant. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of our product candidates in the United States and intend to update our cash forecasts accordingly. Our forecast that our existing capital resources will permit us to meet our capital and operational requirements through at least the next twelve months is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

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

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

We have material cash requirements and other contractual obligations related to our Loan Agreement with Oxford (as described in Note 6 “Long-Term Debt”), contract manufacturing services and office rent (as described in Note 7 “Leases” in the accompanying notes to the Consolidated Financial Statements) and the Royalty Monetization that we completed in September 2015 (as described in Note 8 “Liability Related to Sale of Future Royalties”).

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

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred while integrating the acquired operations; our management’s evaluation of internal control over financial reporting excluded the internal control activities of Lowell which are included in our consolidated financial statements. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters under the caption “Part I. Financial Information—Item 1. Financial Statements—Note 9, Commitments and Contingencies—Litigation.”

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

On July 14, 2021, we entered into the PFS Agreement with Aguettant pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant will supply us with the products for use in commercialization, if they are approved in the U.S. Our current expectation is that the PFS products will be approvable by the FDA without additional manufacturing, nonclinical or clinical development, but we have not yet received FDA feedback on the available data to support the planned NDA filings for the PFS products. If, after receiving the FDA written feedback, we determine that additional development work will be needed for U.S. approval, we would incur additional expense and be delayed in obtaining any revenue from the PFS products.

Nafamostat is being developed for both medical device and drug indications for use. Although nafamostat is approved for certain uses in Japan, our ability to leverage that for an expedited development and approval pathway with the FDA may be limited, and we may be required to conduct additional unanticipated nonclinical studies and clinical trials in order to seek approval in the U.S. We plan to study Niyad under an investigational device exemption, or IDE, and has received Breakthrough Device Designation from the FDA for regional anticoagulant for injection into the extracorporeal circuit. Niyad is expected to be used during renal replacement therapy for acute kidney injury patients in the hospital and for end-stage renal disease patients receiving dialysis in outpatient clinics. We expect that Niyad will require filing of a PMA; the Breakthrough Designation allows for more frequent and informal FDA communication regarding development plans, and allows for priority review once the marketing application is submitted.

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

Advertising and promotional materials must comply with FDA rules concerning the advertising and promotion of DSUVIA and are subject to FDA review, in addition to other potentially applicable federal and state laws. Failure to comply with these regulations can result in the receipt of Warning Letters and further liability if off-label promotion is involved. For example, on February 11, 2021, we received a Warning Letter from the Office of Prescription Drug Promotion, or OPDP, of the FDA relating to a banner advertisement we submitted to the OPDP on December 6, 2019, and a tabletop display we submitted on February 28, 2020, and resubmitted to the OPDP at its request on September 23, 2020. We submitted the materials to the OPDP pursuant to the FDA requirement that sponsors submit all promotional materials to the FDA at the time of their initial dissemination or publication. The FDA’s concerns identified in the letter include its view that the promotional material makes misleading claims and representations about the risks and efficacy of DSUVIA because the material does not reveal facts that are material in light of the representations made. As a result, we conducted a review of our marketing materials to identify any potential revisions in light of the letter. We responded to the FDA within the timeframe requested in the letter and, on March 23, 2021, held a teleconference with OPDP to seek guidance and clarification on the concerns raised in the letter. Following our meeting with OPDP, we conducted a further review of our marketing materials to identify any potential revisions in light of the letter and OPDP’s guidance. We submitted a second response to FDA on April 7, 2021, and on June 17, 2021 we announced that the FDA agreed with our proposed plan to update certain promotional materials, including providing a letter to healthcare professionals, or the DHCP letter, explaining the corrections to the discontinued promotional materials. We included this DHCP letter on the DSUVIA.com website for a period of eight months. On February 18, 2022, in agreement with OPDP, the link to the corrective DCHP letter was removed from the DSUVIA.com website. Although we believe we have updated all promotional materials currently in use by our commercial team to address the FDA's concerns and we received a close-out Letter to the Warning Letter in March 2022, we cannot give any assurances that we will not receive additional FDA Warning Letters in the future. If approved, our product candidates will be subject to these same requirements.

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

We have incurred significant net losses in each year since our inception in July 2005, and as of March 31, 2022, we had an accumulated deficit of $482.3 million.

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

To fund our operations and capital requirements, we may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, which may impose restrictions on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations and capital requirements. In the long-term, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. Our primary uses of cash include operating costs such as costs to fund commercial activities for our approved product, DSUVIA. Our future capital requirements may vary materially from those currently planned and will depend on many factors (see Operating Capital and Capital Expenditure Requirements for a description of such factors). Uses of cash also include our recent acquisition of Lowell, see Note 4. “Asset Acquisition” in the accompanying notes to the Condensed Consolidated Financial Statements. In order to raise additional funds to support our operations, we may sell additional equity securities, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Selling additional equity securities may result in dilution to our existing stockholders and new investors may be materially diluted by subsequent sales. Incurring additional indebtedness, including through the sale of debt securities, would result in increased fixed payment obligations and could also result in additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. Sales of equity or debt securities may also provide new investors with rights superior to our existing stockholders. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected, and we may not be able to meet our debt service obligations.

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

As of March 31, 2022, we had approximately $11.4 million of outstanding debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of March 31, 2022, we are the owner of record of 92 issued patents worldwide drawn to AcelRx’s sufentanil sublingual tablets and related medication delivery devices. These issued patents include 18 patents that we have listed in the FDA’s Orange Book for DSUVIA, some of which have expiration dates that extend into 2031. These issued patents also include a European patent drawn to the DZUVEO device that has an expiration date that extends into 2036.

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

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $0.61 and $0.28 during the first quarter of 2022, and between $0.49 and $2.77 during the year ended December 31, 2021. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

We have been, are, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about pending legal proceedings.

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. Please Note 9 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if AcelRx experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2022, pursuant to the terms of the Merger Agreement, all options to purchase capital stock and all shares of Lowell capital stock issued and outstanding immediately before the effective time of the merger were cancelled in exchange for (i) the issuance of 9,009,538 shares of common stock, issued at a five day daily volume weighted average price of $0.57284 per share, valued at $5.2 million on closing, (ii) the holding back of 1,396,557 shares of common stock to satisfy any potential indemnification and other obligations of Lowell and its securityholders valued at $0.8 million and (iii) the reservation of up to $26.0 million of contingent consideration, at the Company’s option, payable in cash or shares of common stock, upon the achievement of regulatory and sales-based milestones. The shares issued pursuant to the Merger Agreement were issued in private placements pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act, including Rule 506 of Regulation D promulgated under the Securities Act, or Regulation D, without general solicitation as a transaction not involving any public offering. Please see the matters under the caption “Part I. Financial Information—Item 1. Financial Statements—Note 4. Asset Acquisition” under the notes to the “Condensed Consolidated Financial Statements (unaudited)”.

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

Date: May 16, 2022	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)