Form 10-Q
period 2022-06-30
ACELRX PHARMACEUTICALS INC
filed 2022-08-11
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, the number of outstanding shares of the registrant’s common stock was 147,331,963.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc., and its consolidated subsidiaries. “Niyad” is a trademark, and “ACELRX,” “DSUVIA”, “DZUVEO” and “Zalviso” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Form 10-Q, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-Q are contained principally under “Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Other Information - Item 1A. Risk Factors”. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•

the accuracy of our estimates regarding the sufficiency of our cash resources, future revenues, expenses, capital requirements and needs for additional financing, and our ability to obtain additional financing and continue as a going concern;

•	our ability to maintain listing of our securities trading on the Nasdaq exchange;

•

the uncertainties and impact arising from the worldwide COVID-19 pandemic, including restrictions on the ability of our sales force to contact and communicate with target customers and resulting delays and challenges to our commercial sales of DSUVIA® (sufentanil sublingual tablet, 30 mcg);

•	our success in commercializing DSUVIA in the United States, including the marketing, sales, and distribution of the product, whether alone or with contract sales organizations and other collaborators;

•	our ability to satisfactorily comply with U.S. Food and Drug Administration, or FDA, regulations concerning the advertising and promotion of DSUVIA;

•	the size and growth potential of the markets for DSUVIA, and our other product candidates in the United States, and our ability to serve those markets;

•

our ability to maintain regulatory approval of DSUVIA in the United States, including effective management of and compliance with the DSUVIA Risk Evaluation and Mitigation Strategies, or REMS, program;

•	acceptance of DSUVIA by physicians, patients and the healthcare community, including the acceptance of pricing and placement of DSUVIA on payers’ formularies;

•	our ability to realize the expected benefits and potential value created by the acquisition of Lowell Therapeutics, Inc., or Lowell, for our stockholders, on a timely basis or at all;

•	our ability to develop and commercialize products and product candidates that we have in-licensed or acquired;

•

our ability to develop sales and marketing capabilities in a timely fashion, whether alone through recruiting qualified employees, by engaging a contract sales organization, or with potential future collaborators;

•	successfully establishing and maintaining commercial manufacturing and supply chain relationships with third party service providers;

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

•

our ability to manufacture and supply DZUVEO® to Laboratoire Aguettant, or Aguettant, in accordance with their forecasts and the License and Commercialization Agreement, or DZUVEO Agreement, with Aguettant, including compliance with any import/export controls or restrictions;

•	the status of the DZUVEO Agreement or any other future potential collaborations, including potential milestones and revenue share payments under the DZUVEO Agreement;

•	our, or Aguettant’s, ability to maintain regulatory approval of DZUVEO in the European Union, or EU;

•	our ability to obtain adequate government or third-party payer reimbursement;

•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;

•	our ability to identify and secure potential commercial partners to develop and then commercialize our developmental product candidates;

•	our ability to successfully retain our key commercial, scientific, engineering, medical or management personnel and hire new personnel as needed;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers, including any supply chain impacts or work limitations;

•	the success of competing therapies that are or become available;

•	our liquidity and capital resources; and

•	our ability to obtain and maintain intellectual property protection for our approved products and product candidates.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2022 (unaudited)	December 31, 2021(1)
Assets
Current Assets:
Cash and cash equivalents	$15,165	$7,663
Restricted cash	5,000	—
Short-term investments	7,758	38,967
Accounts receivable, net	364	160
Inventories, net	901	1,111
Prepaid expenses and other current assets	2,809	2,588
Total current assets	31,997	50,489
Operating lease right-of-use assets	3,985	4,302
Property and equipment, net	11,075	15,928
In-process research and development asset	8,819	—
Other assets	257	2,174
Restricted cash, net of current portion	—	5,000
Total Assets	$56,133	$77,893
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,400	$2,121
Accrued and other liabilities	4,260	6,524
Long-term debt, current portion	9,887	8,796
Operating lease liabilities, current portion	1,142	1,068
Total current liabilities	17,689	18,509
Long-term debt, net of current portion	—	5,007
Deferred revenue, net of current portion	1,093	1,151
Operating lease liabilities, net of current portion	3,359	3,750
Liability related to the sale of future royalties	—	85,288
Other long-term liabilities	849	81
Total liabilities	22,990	113,786
Commitments and Contingencies (Note 10)
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value—200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 147,331,963 and 136,819,647 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	147	137
Additional paid-in capital	444,591	437,554
Accumulated deficit	(411,595)	(473,584)
Total stockholders’ equity (deficit)	33,143	(35,893)
Total Liabilities and Stockholders’ Equity (Deficit)	$56,133	$77,893

(1)

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales	$570	$392	$1,012	$843
Contract and other collaboration	—	51	—	111
Total revenue	570	443	1,012	954

Operating costs and expenses:
Cost of goods sold	876	1,040	1,660	2,080
Research and development	1,544	724	2,859	1,693
Selling, general and administrative	6,822	8,694	14,160	16,338
Impairment of property and equipment	4,901	—	4,901	—
Total operating costs and expenses	14,143	10,458	23,580	20,111
Income (loss) from operations	(13,573)	(10,015)	(22,568)	(19,157)
Other income:
Interest expense	(327)	(614)	(717)	(1,286)
Interest income and other (expense) income, net	51	(16)	89	60
Non-cash interest income on liability related to the sale of future royalties	463	799	1,136	1,581
Gain on extinguishment of liability related to the sale of future royalties	84,052	—	84,052	—
Total other income	84,239	169	84,560	355
Net income (loss) before income taxes	70,666	(9,846)	61,992	(18,802)
Provision for income taxes	(3)	(5)	(3)	(5)
Net income (loss)	$70,663	$(9,851)	$61,989	$(18,807)
Net income (loss) per share of common stock, basic	$0.48	$(0.08)	$0.42	$(0.16)
Shares used in computing net income (loss) per share of common stock, basic – See Note 13	147,139,032	119,120,040	146,385,577	116,204,492
Net income (loss) per share of common stock, diluted	$0.48	$(0.08)	$0.42	$(0.16)
Shares used in computing net income (loss) per share of common stock, diluted – See Note 13	147,209,065	119,120,040	146,420,437	116,204,492

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	136,819,647	$137	$437,554	$(473,584)	$(35,893)
Stock-based compensation	—	—	783	—	783
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	515,393	—	(58)	—	(58)
Issuance of common stock in connection with asset acquisition	9,620,532	10	5,501	—	5,511
Issuance of common stock upon ESPP purchase	153,435	—	58	—	58
Net loss	—	—	—	(8,674)	(8,674)
Balance as of March 31, 2022	147,109,007	$147	$443,838	$(482,258)	$(38,273)
Stock-based compensation	—	—	753	—	753
Issuance of common stock upon vesting of restricted stock units	222,956	—	—	—	—
Net income	—	—	—	70,663	70,663
Balance as of June 30, 2022	147,331,963	$147	$444,591	$(411,595)	$33,143

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	98,812,008	$98	$382,637	$(438,485)	$(55,750)
Stock-based compensation	—	—	1,089	—	1,089
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	404,172	—	(249)	—	(249)
Net proceeds from issuance of common stock in connection with equity financings	19,701,562	20	36,340	—	36,360
Issuance of common stock upon ESPP purchase	183,132	—	192	—	192
Issuance of common stock upon exercise of stock options	2,125	—	2	—	2
Net loss	—	—	—	(8,956)	(8,956)
Balance as of March 31, 2021	119,102,999	118	420,011	(447,441)	(27,312)
Stock-based compensation	—	—	1,172	—	1,172
Issuance of common stock upon vesting of restricted stock units	74,438	—	—	—	—
Issuance of common stock upon exercise of stock options	2,369	1	1	—	2
Net loss	—	—	—	(9,851)	(9,851)
Balance as of June 30, 2021	119,179,806	$119	$421,184	$(457,292)	$(35,989)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$61,989	$(18,807)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	—	(83)
Non-cash interest income on liability related to royalty monetization	(1,136)	(1,581)
Depreciation and amortization	881	1,029
Non-cash interest expense related to debt financing	250	430
Stock-based compensation	1,536	2,261
Non-cash gain on termination of liability related to royalty monetization	(84,152)	—
Impairment of property and equipment	4,901	—
Other	(7)	(61)
Changes in operating assets and liabilities:
Accounts receivable	(204)	531
Inventories	201	143
Prepaid expenses and other assets	(212)	(277)
Accounts payable	286	(65)
Accrued liabilities	(1,582)	(963)
Operating lease liabilities	(402)	(563)
Deferred revenue	(29)	(49)
Net cash used in operating activities	(17,680)	(18,055)
Cash flows from investing activities:
Purchase of property and equipment	(158)	(1,615)
Purchase of investments	(7,369)	(38,201)
Cash paid for asset acquisition, net of cash acquired	(1,687)	—
Proceeds from maturities of investments	38,562	24,784
Net cash provided by (used in) investing activities	29,348	(15,032)
Cash flows from financing activities:
Payment of long-term debt	(4,166)	(4,167)
Net proceeds from issuance of common stock in connection with equity financings	—	36,360
Net proceeds from issuance of common stock through equity plans	58	196
Payment of employee tax obligations related to vesting of restricted stock units	(58)	(249)
Net cash (used in) provided by financing activities	(4,166)	32,140
Net increase in cash, cash equivalents and restricted cash	7,502	(947)
Cash, cash equivalents and restricted cash—Beginning of period (See reconciliation in Note 1)	12,663	27,274
Cash, cash equivalents and restricted cash—End of period (See reconciliation in Note 1)	$20,165	$26,327

NONCASH INVESTING ACTIVITIES:
Purchases of property and equipment in accounts payable and accrued liabilities	1,464	839
Liability for held back shares in connection with asset acquisition in other long-term liabilities	800	—
Issuance of common stock in connection with asset acquisition	5,511	—
Establishment of right-of-use asset and lease liability	85	—

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO® in Europe) and Zalviso® are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the management of acute moderate to severe pain in adults in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, and, in July 2021, entered into a License and Commercialization Agreement with Laboratoire Aguettant, or Aguettant, for Aguettant to commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Agreement. Zalviso was approved in Europe and was commercialized by Grünenthal GmbH, or Grünenthal, through May 12, 2021 (see Termination of Grünenthal Agreements below). In July 2022, the European Marketing Authorization for Zalviso was withdrawn. In July 2021, the Company also entered into a separate License and Commercialization Agreement with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. On January 7, 2022, the Company closed the definitive merger agreement dated as of November 14, 2021, or the Merger Agreement, to acquire Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 4. “Asset Acquisition” below). As a result of the Merger Agreement, the Company acquired Niyad™, a regional anticoagulant for the dialysis circuit during continuous renal replacement therapy for acute kidney injury patients in the hospital, that the Company plans to study under an investigational device exemption, or IDE, and which has received Breakthrough Device Designation status from the FDA. While not approved for commercial use in the U.S., the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities. The second intended indication for Niyad is as a regional anticoagulant for the dialysis circuit for chronic kidney disease patients undergoing intermittent hemodialysis in dialysis centers. In addition, the Company acquired LTX-608, a proprietary nafamostat formulation for direct IV infusion that it intends to develop for the treatment of acute respiratory distress syndrome, or ARDS, and disseminated intravascular coagulation, or DIC.

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

On May 18, 2020, the Company received a notice from Grünenthal that it had exercised its right to terminate the Grünenthal Agreements, effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory, a right it had under the Grünenthal Agreements. The rights to market and sell Zalviso in the Zalviso Territory reverted back to the Company on May 12, 2021. In July 2022, the European Marketing Authorization for Zalviso was withdrawn.

Termination of Royalty Monetization

On September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it was entitled to receive under the Amended License Agreement with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. On May 31, 2022, the Company entered into the Termination Agreement with SWK to fully terminate the Royalty Monetization for which the Company paid cash consideration of $0.1 million. Neither PDL nor SWK retains any further interest in the Royalty Monetization. Accordingly, effective May 31, 2022, the Royalty Monetization is no longer reflected on the Company’s financial statements or other records as a sale of assets to PDL or SWK and all security interests and other liens of every type held by the parties to the Royalty Monetization have been terminated and automatically released without further action by any party. The $84.1 million gain on extinguishment of the liability related to the sale of future royalties is recognized in the Condensed Consolidated Statements of Operations as Other Income.

Liquidity and Going Concern

The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The termination of the Royalty Monetization resulted in net income for the three and six months ended June 30, 2022; however, before this, the Company had incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or SEC. Management may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, debt securities, monetize or securitize certain assets, refinance its loan agreement, enter into product development, license or distribution agreements with third parties, or divest DSUVIA in the United States, DZUVEO in Europe, or any of the Company’s product candidates. While management believes its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to further reduce its workforce, reduce the scope of, or cease, the commercial launch of DSUVIA, or the development of its product candidates in advance of the date on which the Company’s cash resources are exhausted to ensure that the Company has sufficient capital to meet its obligations and continue on a path designed to preserve stockholder value. In addition, if additional funds are raised through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to the Company.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the United States Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period. The Condensed Consolidated Balance Sheet as of December 31, 2021, was derived from the Company’s consolidated audited financial statements as of December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes a broader discussion of the Company’s business and the risks inherent therein.

Reclassifications

Certain prior year amounts in the Consolidated Financial Statements have been reclassified to conform to the current year's presentation. In particular, the restricted cash classified as “Cash and cash equivalents” has been reclassified to “Restricted cash, net of current portion” in the Condensed Consolidated Balance Sheets as of December 31, 2021 and in the Condensed Consolidated Statement of Cash Flows as of December 31, 2021, June 30, 2021 and December 31, 2020. See “—Cash, Cash Equivalents and Restricted Cash” below.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks.

On May 30, 2019, the Company entered into the Loan Agreement with Oxford Finance LLC, or Oxford, as the Lender. The Loan Agreement requires that the Company always maintain unrestricted cash of not less than $5.0 million in accounts subject to control agreements in favor of the Lender, tested monthly as of the last day of the month. As of June 30, 2022, the Company has classified these unrestricted funds as restricted cash on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts in the Condensed Consolidated Statement of Cash Flows:

	Balance as of
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$15,165	$7,663
Restricted cash	5,000	—
Restricted cash, net of current portion	—	5,000
Total cash, cash equivalents, and restricted cash	$20,165	$12,663

	Balance as of
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$21,327	$22,274
Restricted cash, net of current portion	5,000	5,000
Total cash, cash equivalents, and restricted cash	$26,327	$27,274

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

In May 2022, the Company initiated a reorganization that eliminated approximately 40% of its employees, primarily within the commercial organization. For the three months ended June 30, 2022, the Company incurred approximately $0.5 million in employee termination benefits related to this restructuring, all which has been paid at June 30, 2022. This headcount reduction was completed in the second quarter of 2022. No additional expenses are anticipated in connection with this cost reduction plan.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2022, from those previously disclosed in its 2021 Annual Report on Form 10-K, except as follows:

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

The table below summarizes the Company’s cash, cash equivalents, restricted cash and short-term investments (in thousands):

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$2,637	$—	$—	$2,637
Money market funds	1,150	—	—	1,150
Commercial paper	16,378	—	—	16,378
Total cash, cash equivalents and restricted cash	20,165	—	—	20,165

Short-term investments:
Commercial paper	7,758	—	—	7,758
Total short-term investments	7,758	—	—	7,758
Total cash, cash equivalents, restricted cash and short-term investments	$27,923	$—	$—	$27,923

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$1,443	$—	$—	$1,443
Money market funds	2,822	—	—	2,822
Commercial paper	8,398	—	—	8,398
Total cash, cash equivalents and restricted cash	12,663	—	—	12,663

Short-term investments:
Commercial paper	29,504	—	—	29,504
Corporate debt securities	9,463	—	—	9,463
Total short-term investments	38,967	—	—	38,967
Total cash, cash equivalents, restricted cash and short-term investments	$51,630	$—	$—	$51,630

There were no other-than-temporary impairments for these securities at June 30, 2022 or December 31, 2021. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, and December 31, 2021, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of June 30, 2022, and December 31, 2021, the Company held a contingent put option liability associated with the Loan Agreement with Oxford, determined to be a Levell III instrument. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option, which is included under other long-term liabilities on the Condensed Consolidated Balance Sheets. Changes to the estimated fair value of this liability is recorded in interest income and other income, net in the Condensed Consolidated Statements of Operations. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2022
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,150	$1,150	$—	$—
Commercial paper	24,136	—	24,136	—
Total assets measured at fair value	$25,286	$1,150	$24,136	$—

Liabilities
Contingent put option liability	$49	$—	$—	$49
Total liabilities measured at fair value	$49	$—	$—	$49

	As of December 31, 2021
Assets	Fair Value	Level I	Level II	Level III
Money market funds	$2,822	$2,822	$—	$—
Commercial paper	37,902	—	37,902	—
Corporate debt securities	9,463	—	9,463	—
Total assets measured at fair value	$50,187	$2,822	$47,365	$—

Liabilities
Contingent put option liability	$81	$—	$—	$81
Total liabilities measured at fair value	$81	$—	$—	$81

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Fair value—beginning of period	$55	$81
Change in fair value of contingent put option associated with the Loan Agreement	(6)	(32)
Fair value—end of period	$49	$49

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Fair value—beginning of period	$181	$246
Change in fair value of contingent put option associated with the Loan Agreement	(53)	(118)
Fair value—end of period	$128	$128

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

3. Inventories, net

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	June 30, 2022	December 31, 2021
Raw materials	$680	$722
Work-in-process	—	159
Finished goods	221	230
Total	$901	$1,111

The Company did not record any inventory impairment charges for the three and six months ended June 30, 2022. The Company recorded inventory impairment charges of $0 and $0.1 million for the three and six months ended June 30, 2021, respectively, primarily related to Zalviso component parts inventory.

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

The Merger Agreement has been accounted for as an asset acquisition of a single IPR&D asset that has an alternative future use. The initial measurement of the asset purchased of $8.8 million was based on the purchase cost of $12.4 million including (i) $6.0 million common stock fair value on the closing date (issued and held back on the acquisition date), (ii) $0.5 million seller’s costs paid by the Company, (iii) $3.5 million cash and (iv) approximately $2.5 million of transaction costs less purchase price allocated to cash acquired of $3.5 million. Due to the nature of regulatory and sales-based milestones, the contingent consideration of up to $26.0 million was not included in the initial cost of the assets purchased as they are contingent upon events that are outside the Company’s control, such as regulatory approvals and issuance of patents, and are not considered probable until notification is received. However, upon achievement or anticipated achievement of each milestone, the Company shall recognize the related, appropriate payment as an additional cost of the acquired IPR&D asset. As of June 30, 2022, none of the contingent events has occurred.

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

The IPR&D asset will be treated initially as an indefinite-lived asset, and as a long-lived asset, it will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the IPR&D asset achieves regulatory approval and the asset life is determined to be finite, the asset’s useful life will be estimated, and the asset will be amortized over its remaining useful life. No impairment losses were recorded on the IPR&D asset during the three and six months ended June 30, 2022.

5. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Balance as of
	June 30, 2022	December 31, 2021
Laboratory equipment	$4,406	$4,406
Leasehold improvements	5,838	5,838
Computer equipment and software	1,589	1,589
Construction in process	9,459	13,805
Tooling	826	826
Furniture and fixtures	250	250
	22,368	26,714
Less accumulated depreciation and amortization	(11,293)	(10,786)
Property and equipment, net	$11,075	$15,928

As of June 30, 2022, the Company decided to realign its cost structure from a focus on commercialization to a focus on advancing our recently acquired late-stage development pipeline, namely the pre-filled syringes and Niyad product candidates. As a result, the Company also decided to not focus any development resources on Zalviso in the United States and does not expect to resubmit the Zalviso NDA in the foreseeable future. In addition, due to the termination of the agreements with Grünenthal for Zalviso in Europe and the related withdrawal of the Marketing Authorization in Europe in July 2022, the Company does not expect any revenues from Zalviso in Europe in the foreseeable future. Accordingly, the Company determined that it is no longer probable that it will realize the future economic benefit associated with the costs of the Zalviso-related purchased equipment and manufacturing-related facility improvements the Company has made at its contract manufacturer and, therefore, recorded a non-cash impairment charge of $4.9 million to the Zalviso-related assets for the three and six months ended June 30, 2022. The impairment charge was recorded as operating expense in the Condensed Consolidated Statement of Operations. Depreciation and amortization expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

6. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021 into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Product sales:
DSUVIA	$444	$886
DZUVEO[1]	126	126
Total product sales	$570	$1,012

1 Represents sales to our partner in Europe for their expected product launch in the third quarter of 2022.

	Three months ended June 30, 2021	Six months ended June 30, 2021
Product sales:
DSUVIA	$392	$573
Zalviso	—	270
Total product sales	392	843

Contract and collaboration revenue:
Non-cash royalty revenue related to Royalty Monetization (Note 9)	38	83
Royalty revenue	13	28
Total revenues from contract and other collaboration	51	111
Total revenue	$443	$954

For additional details on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso was sold in Europe by the Company’s collaboration partner, Grünenthal, through May 12, 2021, at which time, due to the termination of the Grünenthal Agreements, the rights to market and sell Zalviso in Europe reverted back to the Company. In July 2022, the European Marketing Authorization for Zalviso was withdrawn. DZUVEO sales in Europe by the Company’s collaboration partner, Aguettant, have not commenced as of June 30, 2022.

Contract and Other Collaboration

Contract and other collaboration revenue includes revenue under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe and license revenue recognized under the DZUVEO Agreement. For the three and six months ended June 30, 2022, the Company did not record any contract and other collaboration revenue.

Contract Liabilities

A contract liability of $1.2 million was recorded on the Condensed Consolidated Balance Sheets as deferred revenue as of June 30, 2022, $0.1 million of which represented the current portion, for the portion of the upfront fee received under the DZUVEO Agreement allocated to the material right for discounted price on future optional product supply which has not yet been satisfied. The material right contract liability will be recognized over the period the discount on future product supply is made available.

The following table presents changes in the Company’s contract liability for the six months ended June 30, 2022 and 2021 (in thousands):

Balance at January 1, 2022	$1,237
Deductions for performance obligations satisfied:
In current period	(29)
Balance at June 30, 2022	$1,208

Balance at January 1, 2021	$49
Deductions for performance obligations satisfied:
In current period	(49)
Balance at June 30, 2021	$—

7. Long-Term Debt

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019. The Loan Agreement requires that the Company always maintain unrestricted cash of not less than $5.0 million in accounts subject to control agreements in favor of the Lender, tested monthly as of the last day of the month.

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

As of June 30, 2022 and December 31, 2021, the accrued balance due under the Loan Agreement with Oxford was $9.4 million and $13.3 million, respectively. Interest expense related to the Loan Agreement was $0.3 million, $0.1 million of which represented amortization of the debt discount, and $0.7 million, $0.2 million of which represented amortization of the debt discount, for the three and six months ended June 30, 2022, respectively, while such interest expense was $0.6 million, $0.2 million of which represented amortization of the debt discount, and $1.2 million, $0.4 million of which represented amortization of the debt discount for the three and six months ended June 30, 2021, respectively.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with Catalent Pharma Solutions, LLC, or Catalent, in contemplation of entering into a commercial supply agreement for its product DSUVIA at a future date. Under the SRA, the Company is building out a suite within Catalent’s production facility in Kansas City. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which will be paid for in four installments of $0.5 million through July 2022. As of June 30, 2022 and December 31, 2021, the accrued balance under the SRA was $0.5 million, and $1.7 million of these leasehold improvements had been capitalized. The effective interest rate related to the payments at June 30, 2022 was 14.4%. The leasehold improvements are recorded as property and equipment, net, in our Condensed Consolidated Balance Sheets.

8. Leases

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

The components of lease expense are presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$343	$440	$686	$780
Gain on derecognition of operating lease	—	—	—	(522)
Sublease income	—	(50)	—	(199)
Loss on termination of sublease	—	331	—	331
Net lease costs	$343	$721	$686	$390

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term – operating leases (years)	4.57	5.41
Weighted-average remaining discount rate – operating leases	12.8%	12.8%

Maturities of lease liabilities as of June 30, 2022 are presented in the following table (in thousands):

Year:
2022 (remaining six months)	$921
2023	1,344
2024	1,040
2025	1,040
2026	1,040
Thereafter	415
Total future minimum lease payments	5,800
Less imputed interest	(1,299)
Total	$4,501

Reported as:
Operating lease liabilities	$4,501
Operating lease liabilities, current portion	(1,142)
Operating lease liabilities, net of current portion	$3,359

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

The Company periodically assessed the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments were greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company prospectively adjusted the amortization of the liability and the effective interest rate. During the three months ended June 30, 2020, Grünenthal notified the Company that it was terminating the Amended License Agreement, effective November 13, 2020. On August 31, 2020, PDL sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK, under the Royalty Monetization. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory. The rights to market and sell Zalviso in the Zalviso Territory reverted back to the Company on May 12, 2021.

On May 31, 2022, the Company entered into the Termination Agreement with SWK to fully terminate the Royalty Monetization for which the Company paid cash consideration of $0.1 million, and neither PDL nor SWK retains any further interest in the Royalty Monetization. Accordingly, effective May 31, 2022, the Royalty Monetization is no longer reflected on the Company’s consolidated financial statements or other records as a sale of assets to PDL or SWK and all security interests and other liens of every type held by the parties to the Royalty Monetization have been terminated and automatically released without further action by any party. The $84.1 million gain on extinguishment of the liability related to the sale of future royalties is recognized in the Condensed Consolidated Statements of Operations as Other Income.

The effective interest income rate for each of the three- and six-month periods ended June 30, 2022, was approximately 3.2%. The effective interest income rate for each of the three- and six-month periods ended June 30, 2021, was approximately 3.6%.

The following table shows the activity within the liability account related to the sale of future royalties for the six months ended June 30, 2022 and the period from inception on September 18, 2015 to June 30, 2022 (in thousands):

	Six months ended June 30, 2022	Period from inception to June 30, 2022
Liability related to sale of future royalties — beginning balance	$85,288	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	—	(1,083)
Non-cash interest (income) expense recognized	(1,136)	24,051
Consideration paid for termination of Royalty Monetization	(100)	(100)
Gain on termination of liability related to sale of future royalties	(84,052)	(84,052)
Liability related to sale of future royalties as of June 30, 2022	$—	$—

As mentioned above, the Royalty Monetization was terminated on May 31, 2022.

10. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint names the Company and three of its officers and continues to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also alleges a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. On May 6, 2022, the Company filed a motion to dismiss the amended complaint with prejudice and briefing was complete on July 21, 2022. A hearing on the motion to dismiss is set for September 1, 2022.

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

11. Stockholders’ Equity

Common Stock

ATM Agreement

The Company has entered into the ATM Agreement with Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $80.0 million.

The Company did not sell any shares of common stock pursuant to the ATM Agreement for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company issued and sold approximately 3.0 million shares of common stock pursuant to the ATM Agreement, and received net proceeds of approximately $7.5 million, after deducting fees and expenses. As of June 30, 2022, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $36.1 million under the ATM Agreement.

12. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$16	$21	$35	$43
Research and development	153	200	327	381
Selling, general and administrative	584	951	1,174	1,837
Total	$753	$1,172	$1,536	$2,261

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2022	1,774,376	$1.71
Granted	1,061,826	0.40
Vested	(880,315)	1.78
Forfeited	(313,288)	1.29
Restricted stock units outstanding, June 30, 2022	1,642,599	$0.91

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 0 and 141,966 shares of common stock underlying vested RSUs that were withheld during the three and six months ended June 30, 2022, respectively, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2022	14,284,050	$2.99
Granted	2,123,650	0.40
Forfeited	(552,745)	1.37
Expired	(812,693)	3.31
Exercised	—	—

June 30, 2022	15,042,262	$2.67	5.8	$—

Vested and exercisable options—June 30, 2022	10,473,947	$3.31	4.5	$—
Vested and expected to vest—June 30, 2022	15,042,262	$2.67	5.8	$—

The per-share weighted average grant date fair value of the options granted for the six months ended June 30, 2022 was estimated at $0.30 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six months ended June 30, 2022
Expected term (in years)		6.3
Risk-free interest rate	1.6%	-	2.2%
Expected volatility		88%
Expected dividend rate		0%

As of June 30, 2022, there were 6,352,183 shares available for grant under the Company’s equity incentive plans and 4,302,929 shares available for grant under the Amended ESPP.

13. Net Income (Loss) per Share of Common Stock

The Company’s basic net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, RSUs, and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock during the three and six months ended June 30, 2022 and 2021 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$70,663	$(9,851)	$61,989	$(18,807)
Denominator:
Weighted average shares outstanding — basic	147,139,032	119,120,040	146,385,577	116,204,492
Dilutive effect of RSUs	70,033	—	34,860	—
Weighted average shares outstanding — diluted	147,209,065	119,120,040	146,420,437	116,204,492

Net income (loss) per share — basic	$0.48	$(0.08)	$0.42	$(0.16)
Net income (loss) per share — diluted	$0.48	$(0.08)	$0.42	$(0.16)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSUs, stock options and ESPP to purchase common stock	16,520,200	16,907,412	16,463,459	16,907,412
Common stock warrants	17,676,679	176,679	17,676,679	176,679

In addition, the shares held back and contingently issuable in connection with the Lowell Merger, as described in Note 4. above, have also been excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because the contingencies for issuance of these shares have not been met.

14. Subsequent Event

On August 3, 2022, the Company entered into a Securities Purchase Agreement with Lincoln Park Capital Fund, LLC, or the Purchaser, pursuant to which the Company issued on August 3, 2022, in a private placement transaction, an aggregate of 3,000 shares of Series A Preferred Stock, par value $0.001 per share, together with a warrant to purchase up to an aggregate of 1,623,008 shares of common stock of the Company at an exercise price of $0.2033 per share (subject to adjustment as provided in the warrant, for an aggregate subscription amount equal to $300,000. The warrant is immediately exercisable and has a term ending on February 3, 2028.

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

Approved in the European Union, where it was marketed commercially by Grünenthal GmbH, or Grünenthal, through May 12, 2021. Marketing Authorization withdrawn in July 2022.

Future development and commercialization efforts contingent upon identification of corporate partnership resources.

ARX-02	Higher Strength Sufentanil Sublingual Tablet	Cancer breakthrough pain in opioid-tolerant patients

Phase 2 clinical trial and End of Phase 2 meeting completed. Investigational New Drug, or IND, application was inactivated.

Future development contingent upon identification of corporate partnership resources.

ARX-03	Combination Sufentanil/Triazolam Sublingual Tablet	Mild sedation and pain relief during painful procedures in a physician’s office	Phase 2 clinical trial and End of Phase 2 meeting completed. IND application was inactivated. Future development contingent upon identification of corporate partnership resources.

Pre-filled Syringe Product Candidates

Product/Product Candidate	Description	Target Use	Status
Ephedrine	Ephedrine pre-filled syringe, containing 10 ml of a solution of 3 mg/ml ephedrine for injection	Clinically important hypotension occurring in the setting of anesthesia	Product candidate licensed Aguettant; preparing NDA for submission to FDA. Approved in the European Union; owned and marketed by Aguettant.

Phenylephrine	Phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine for injection	Clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia	Product candidate licensed from Aguettant; preparing NDA for submission to FDA. Approved in the European Union; owned and marketed by Aguettant.

Nafamostat Product Candidates

Product/Product Candidate	Description	Target Use	Status
Niyad™	Lyophilized vial containing nafamostat for injection	Regional anticoagulant for injection into the extracorporeal circuit	Submitted an investigational device exemption, or IDE, and received Breakthrough Device Designation from the FDA.

LTX-608	Lyophilized vial containing nafamostat for injection	IV infusion as an anti-viral treatment for COVID-19	IND to be submitted following toxicology evaluation to enable Phase 2 study

LTX-608	Lyophilized vial containing nafamostat for injection	IV infusion for disseminated intravascular coagulation, or DIC	IND to be submitted following toxicology evaluation to enable Phase 2 study

LTX-608	Lyophilized vial containing nafamostat for injection	IV infusion for acute respiratory distress syndrome, or ARDS	IND to be submitted following toxicology evaluation to enable Phase 2 study

LTX-608	Lyophilized vial containing nafamostat for injection	IV infusion for acute pancreatitis	IND to be submitted following toxicology evaluation to enable Phase 2 study

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

As the global pandemic of COVID-19 continues to rapidly evolve, it could result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The extent to which the COVID-19 pandemic continues to impact our business, our ability to generate sales of and revenues from our approved products, and our future clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the virus.

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation, led by supply chain constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines, has had, and may continue to have, an impact on overhead costs and transportation costs and may in the future adversely affect our operating results. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

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

On March 28, 2022, we received a close-out letter from the Office of Prescription Drug Promotion, or OPDP, of the U.S. Food and Drug Administration, or the FDA, to the Warning Letter we received on February 11, 2021 relating to certain DSUVIA-related promotional materials we used in 2019. The close-out letter indicated that the FDA had concluded its evaluation of our corrective actions in response to the Warning Letter and that we had addressed the issues raised by the Warning Letter.

On September 18, 2015, we sold the majority of the royalty rights and certain commercial sales milestones we were entitled to receive under the Collaboration and License Agreement, entered into on December 16, 2013, with Grünenthal GmbH, or Grünenthal, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced that it had sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. On May 31, 2022, we entered into the Termination Agreement with SWK to fully terminate the Royalty Monetization for which we paid cash consideration of $0.1 million, and neither PDL nor SWK retains any further interest in the Royalty Monetization. Accordingly, effective May 31, 2022, the Royalty Monetization is no longer reflected on our financial statements or other records as a sale of assets to PDL or SWK and all security interests and other liens of every type held by the parties to the Royalty Monetization have been terminated and automatically released without further action by any party. The $84.1 million gain on extinguishment of the liability related to the sale of future royalties is recognized in the Condensed Consolidated Statements of Operations as Other Income.

Financial Overview

Although the termination of the Royalty Monetization resulted in net income for the three and six months ended June 30, 2022, we have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue commercialization activities to support the U.S. launch of DSUVIA, support European sales of DZUVEO by Aguettant, and fund any future research and development activities needed to support the FDA regulatory review of our product candidates.

We will incur capital expenditures related to our fully automated packaging line for DSUVIA, which has been installed, and awaits final site acceptance testing by our contract manufacturer and submission of final data to the FDA for approval. FDA approval is expected in the first half of 2023. We anticipate that the fully automated line for DSUVIA will contribute to a significant decrease in costs of goods sold in 2023 and beyond.

Our net income for the three and six months ended June 30, 2022 was $70.7 million and $62.0 million, respectively, while our net loss for the three and six months ended June 30, 2021 was $9.9 million and $18.8 million, respectively. As of June 30, 2022, we had an accumulated deficit of $411.6 million. As of June 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments totaling $27.9 million compared to $51.6 million as of December 31, 2021.

To extend our financial resources, we are realigning our cost structure from a focus on commercialization to a focus on advancing our recently acquired late-stage development pipeline, namely the pre-filled syringes and Niyad product candidates. As a result, we have also decided to not focus any development resources on Zalviso in the U.S. and do not expect to resubmit the Zalviso NDA in the foreseeable future. In addition, due to the termination of our agreements with Grünenthal for Zalviso in Europe and the related withdrawal of our Marketing Authorization in Europe in July 2022, we do not expect any revenues from Zalviso in Europe in the foreseeable future. Accordingly, we recorded a non-cash impairment charge of $4.9 million for the three months ended June 30, 2022 related to Zalviso property and equipment. Future development of Zalviso will be contingent upon identification of corporate partnership resources.

We believe that the uptake of DSUVIA will be maximized through a partner with a larger commercial infrastructure and, as such, we are in discussions with potential partners that can execute a more robust commercial plan to support DSUVIA sales expansion, while further reducing our operating costs. The ultimate structure of a potential transaction with a third party may take multiple forms and is not known at this time. Accordingly, we initiated a reorganization that we estimate will result in an annual savings of $9 million beginning in the third quarter of 2022, and will eliminate approximately 40% of our employees. For the three and six months ended June 30, 2022, we recognized $0.5 million in restructuring charges related to this restructuring in our Condensed Consolidated Statement of Operations.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the six months ended June 30, 2022, from those previously disclosed in our Annual Report, except as follows:

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

Three and Six Months Ended June 30, 2022 and 2021

Revenue

Product Sales Revenue

Product sales revenue consists of sales of DSUVIA in the U.S. and, prior to May 13, 2021, Zalviso in Europe.

Product sales revenue by product for the three and six months ended June 30, 2022 and 2021, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
	(In thousands, except percentages)
DSUVIA	$570	$392	$178	45%	$1,012	$573	$439	77%
Zalviso	—	—	—	—%	—	270	(270)	(100)%
Total product sales revenue	$570	$392	$178	45%	$1,012	$843	$266	20%

The increase in DSUVIA product sales revenue for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily the result of increased sales volume for DSUVIA and DZUVEO. For the six months ended June 30, 2021, there was $0.3 million in product sales revenue of Zalviso by Grünenthal. In May 2020, Grünenthal terminated the Collaboration and License Agreement and the Manufacture and Supply Agreement, or together, the Grünenthal Agreements, accordingly the rights to market and sell Zalviso in Europe reverted back to us on May 12, 2021.

On July 14, 2021, we granted Aguettant the license rights to DZUVEO in the European Union under the DZUVEO Agreement. As of June 30, 2022 and December 31, 2021, we had current and non-current portions of deferred revenue under the DZUVEO Agreement of $0.1 million and $1.1 million.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue included revenue under the Grünenthal Agreements, related to research and development services, non-cash royalty revenue related to the sale of the majority of our royalty rights and certain commercial sales milestones to SWK under the Royalty Monetization, and royalty revenue for sales of Zalviso in Europe. Contract and other collaboration revenue for the three and six months ended June 30, 2021 was $0.05 million and $0.1 million, respectively.

Cost of Goods Sold

Total cost of goods sold for the three and six months ended June 30, 2022 and 2021, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
	(In thousands, except percentages)
Direct costs	$301	$124	$177	143%	$454	$435	$19	4%
Indirect costs	575	916	(341)	(37)%	1,206	1,645	(439)	(27)%
Total costs of goods sold	$876	$1,040	$(164)	(16)%	$1,660	$2,080	$(420)	(20)%

Direct costs from contract manufacturers for DSUVIA totaled $0.3 million and $0.5 million, respectively, for the three and six months ended June 30, 2022. Direct costs from contract manufacturers for DSUVIA and Zalviso totaled $0.1 million and $0.4 million, respectively, for the three and six months ended June 30, 2021, and included inventory impairment charges of $0 and $0.1 million, respectively, primarily related to Zalviso component parts inventory. The increase in direct costs for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily due to DZUVEO third-party manufacturing costs. For the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, the increase in indirect costs related to DZUVEO manufacturing expenses was mostly offset by a decrease in costs incurred related to Zalviso component parts. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2022, while the indirect costs to manufacture DSUVIA and Zalviso totaled $0.9 million and $1.6 million for the three and six months ended June 30, 2021, respectively. The decrease in indirect costs for the three and six months ended June 30, 2022 as compared to the prior year periods is primarily due to reductions in compensation expense. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses.

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

We expect to incur future research and development expenditures to support the FDA regulatory review of our product candidates and anticipated activities required for the development of our nafamostat product candidates, and the preparation and submission of the NDAs for our two in-licensed pre-filled syringe, or PFS, product candidates from Aguettant. Future development of Zalviso in the United States is contingent upon identification of corporate partnership resources.

We track external development expenses on a program-by-program basis. Our development resources are shared among all our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead.

Below is a summary of our research and development expenses for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Drug Indication/Description	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
	(In thousands, except percentages)
DSUVIA	$364	$182	$182	100%	$756	$344	$412	120%
PFS	64	—	64	100%	120	—	120	100%
Niyad	257	—	257	100%	258	—	258	100%
Overhead	859	542	317	58%	1,725	1,349	376	28%
Total research and development expenses	$1,544	$724	$820	113%	$2,859	$1,693	$1,166	69%

Research and development expenses for the three and six months ended June 30, 2022 increased as compared to the three and six months ended June 30, 2021, primarily due to Niyad development activities, increased DSUVIA manufacturing-related development costs, regulatory costs, depreciation expense and compensation costs.

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

Total selling, general and administrative expenses for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
	(In thousands, except percentages)
Selling, general and administrative expenses	$6,822	$8,694	$(1,872)	(22)%	$14,160	$16,338	$(2,178)	(13)%

Selling, general and administrative expenses decreased by $1.9 million and $2.2 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021. The decrease for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, is primarily due to net decreases in selling, general and administrative expenses including $0.7 million in facilities-related expenses in the second quarter of 2022, primarily due to the termination of our former headquarters lease and related sublease in 2021, $0.5 million in DSUVIA-related selling expenses and $0.4 million in non-cash stock-based compensation expense. The decrease for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, is primarily due to net decreases in selling, general and administrative expenses including $0.8 million in personnel-related expenses, $0.7 million reduction in non-cash stock-based compensation expense and $0.5 million in DSUVIA-related selling expenses.

In the second quarter of 2022, we eliminated 14 positions, mainly within the commercial organization. For additional information regarding the Restructuring Costs see Note 1 “Organization and Summary of Significant Accounting Policies” in the accompanying notes to the Condensed Consolidated Financial Statements.

Impairment of Property and Equipment

We have decided to not focus any development resources on Zalviso in the United States and do not expect to resubmit the Zalviso NDA in the foreseeable future. In addition, we do not expect any revenues from Zalviso in Europe in the foreseeable future. Accordingly, we determined that it is no longer probable that we will realize the future economic benefit associated with the costs of the Zalviso-related purchased equipment and manufacturing-related facility improvements we have made at our contract manufacturer and, therefore, recorded a non-cash impairment charge of $4.9 million to the Zalviso-related assets for the three months ended June 30, 2022.

Other Income

Total other income for the three and six months ended June 30 , 2022 and 2021, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
	(In thousands, except percentages)
Interest expense	$(327)	$(614)	$287	(47)%	$(717)	$(1,286)	$569	(44)%
Interest income and other income (expense), net	51	(16)	67	(419)%	89	60	29	48%
Non-cash interest income (expense) on liability related to sale of future royalties	463	799	(336)	(42)%	1,136	1,581	(445)	(28)%
Gain on extinguishment of liability related to sale of future royalties	84,052	—	84,052	100%	84,052	—	84,052	100%
Total other income (expense)	$84,239	$169	$84,070	49746%	$84,560	$355	$84,205	23720%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, primarily as a result of a lower average outstanding loan balance. As of June 30, 2022, the outstanding balance due under the Loan Agreement with Oxford was $9.4 million. Refer to Note 7 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements for additional information.

Interest income and other income (expense), net, for the three and six months ended June 30, 2022 and 2021, primarily consisted of the change in the fair value of our contingent put option and interest earned on our investments.

The non-cash interest income on the liability related to the sale of future royalties is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 9 “Liability Related to Sale of Future Royalties”, the Royalty Monetization was recorded as debt under the applicable accounting guidance. The effective interest income rate for each of the three and six months ended June 30, 2022 was approximately 3.2%, while the effective interest income rate for each of the three and six months ended June 30, 2021 was approximately 3.6%.

On May 31, 2022, we entered into the Termination Agreement with SWK to fully terminate the Royalty Monetization and we recognized an $84.1 million gain on extinguishment of the liability related to the sale of future royalties.

Liquidity and Going Concern

Liquidity

The termination of the Royalty Monetization resulted in net income for the three and six months ended June 30, 2022; however, before this, we had incurred recurring operating losses and negative cash flows from operating activities since inception and we expect to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least one year from the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or SEC. We may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement with Cantor Fitzgerald & Co., or Cantor, debt securities, monetize or securitize certain assets, refinance our loan agreement, enter into product development, license or distribution agreements with third parties, or divest DSUVIA in the United States, DZUVEO in Europe, or any of our product candidates. While we believe our plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to further reduce our workforce, reduce the scope of, or cease, the commercial launch of DSUVIA, or the development of our product candidates in advance of the date on which our cash resources are exhausted to ensure that we have sufficient capital to meet its obligations and continue on a path designed to preserve stockholder value. In addition, if we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish rights to our technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us.

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

As of June 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments totaling $27.9 million compared to $51.6 million as of December 31, 2021. The decrease was primarily due to cash required to fund our continuing operations, including debt service, development activities for our newly acquired late-stage pipeline product candidates, commercialization activities for DSUVIA, including installation of our fully automated packaging line for DSUVIA, and business development activities. If we are unsuccessful in our efforts to raise additional capital, based on our current and expected levels of operating expenses our current capital will not be sufficient to fund our operations for the next twelve months and will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

We entered the ATM Agreement with Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. We did not sell any shares of common stock pursuant to the ATM Agreement for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, we issued and sold approximately 3.0 million shares of common stock pursuant to the ATM Agreement, and received net proceeds of approximately $7.5 million, after deducting fees and expenses. As of June 30, 2022, we had the ability to offer and sell shares of the Company’s common stock having an aggregate offering price of up to $36.1 million under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan. After deducting all loan initiation costs and outstanding interest on the prior loan agreement with Hercules, we received $15.9 million in net proceeds. As of June 30, 2022, the outstanding balance under the Loan Agreement was $9.4 million. For more information, see Note 7 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(17,680)	$(18,055)
Net cash provided by (used in) investing activities	29,348	(15,032)
Net cash (used in) provided by financing activities	(4,166)	32,140

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund commercial activities for our approved product, DSUVIA, and more recently for development of our newly acquired late-stage pipeline product candidates. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as depreciation and amortization of our fixed assets, stock-based compensation, non-cash interest income (expense) related to the sale of future royalties and interest expense related to our debt financings.

Cash used in operating activities of $17.7 million during the six months ended June 30, 2022, reflected net income of $62.0 million, offset by aggregate non-cash inflows of $77.7 million and included an approximate $2.0 million net change in our operating assets and liabilities. Non-cash inflows included an $84.2 million gain on the termination of the Royalty Monetization, partially offset by a $4.9 million charge for the impairment of Zalviso-related property and equipment and $1.5 million in stock-based compensation expense. The net change in our operating assets and liabilities included a $1.6 million decrease in accrued liabilities and a $0.4 million decrease in operating lease liabilities.

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

During the six months ended June 30, 2022, cash provided by investing activities of $29.3 million was primarily the net result $38.6 million in proceeds from maturity of investments partially offset by $7.4 million for purchases of investments and $1.7 million in cash paid for the Lowell asset acquisition, net of cash acquired. During the six months ended June 30, 2021, cash used in investing activities of $15.0 million was primarily the net result of $38.2 million for purchases of investments and $1.6 million for purchases of property and equipment, partially offset by $24.8 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the six months ended June 30, 2022, cash used in financing activities of $4.2 million was primarily due to long-term debt payments under the Loan Agreement with Oxford. During the six months ended June 30, 2021, cash provided by financing activities of $32.1 million was primarily due to $36.4 million in net proceeds received in connection with equity financings, partially offset by $4.2 million used for payment of long-term debt.

Capital Commitments and Capital Resources

Our current operating plan includes expenditures related to the development of our product candidates and the continued launch of DSUVIA in the United States. In addition, on January 7, 2022, we acquired Lowell in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, inclusive of approximately $26.0 million of contingent consideration payable in cash or stock at AcelRx's option, upon the achievement of regulatory and sales-based milestones. For additional information regarding the acquisition of Lowell, see Note 4. “Asset Acquisition” in the accompanying notes to the Condensed Consolidated Financial Statements. Our operating plan includes anticipated activities required for the development and supply of our nafamostat product candidates, and the preparation and submission of the NDAs for our two in-licensed PFS product candidates from Aguettant. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to successfully launch DSUVIA and gain approval of our product candidates in the United States and intend to update our cash forecasts accordingly. Considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least the next twelve months.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the ability to remain the listing of our common stock on the Nasdaq;

•	the ability to raise capital with limited authorized shares of our common stock;

•	the duration, impact and timing of COVID-19 on our operations, our sales representatives’ access to hospitals or other healthcare facilities, and our level of sales;

•	expenditures related to the launch of DSUVIA and potential commercialization of our product candidates, if approved;

•	future manufacturing, selling and marketing costs related to DSUVIA and our product candidates, if approved, including our contractual obligations to Aguettant under the DZUVEO Agreement;

•	costs associated with business development activities and licensing transactions;

•	the outcome, timing and cost of the regulatory submissions for our product candidates, including our two in-licensed product candidates from Aguettant, and any approvals for our product candidates;

•	the outcome, timing and cost of the development of our nafamostat product candidates;

•	the initiation, progress, timing and completion of any post-approval clinical trials for DSUVIA, or our product candidates, if approved;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements, including the DZUVEO Agreement;

•	delays that may be caused by changing regulatory requirements;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of DSUVIA and our product candidates, if approved;

•	the extent to which we acquire or invest in businesses, products and product candidates or technologies; and

•	the expenses associated with litigation.

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

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

We have material cash requirements and other contractual obligations related to our Loan Agreement with Oxford (as described in Note 7 “Long-Term Debt” in the accompanying notes to the Condensed Consolidated Financial Statements) and contract manufacturing services and office rent (as described in Note 8 “Leases” in the accompanying notes to the Condensed Consolidated Financial Statements).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters under the caption “Part I. Financial Information—Item 1. Financial Statements—Note 10, Commitments and Contingencies—Litigation.”

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

Summary Risk Factors

Our business is subject to numerous risks, as more fully described in this section below this summary. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, our risks include:

●	Our business is being adversely impacted by the COVID-19 pandemic.

●	We have incurred significant losses since our inception, and anticipate that we may continue to incur losses in the future.

●	We have not yet generated significant product revenue and may never be profitable.

●

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to be unable to continue as a going concern and cease operations.

●	Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.

●	Guidelines and recommendations published by government agencies, as well as non-governmental organizations, and existing laws and regulations can reduce the use of DSUVIA® in the United States.

●	DSUVIA may cause adverse effects or have other properties that could limit market acceptance.

●

Although we have obtained regulatory approval for DSUVIA, and even if we obtain regulatory approval for our other product candidates in the United States, we and our collaborators face extensive regulatory requirements, and our products may face future development and regulatory difficulties.

●

The commercial success of DSUVIA and, if approved, our product candidates in the United States, as well as DZUVEO® in Europe, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

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

We have invested a significant portion of our efforts and financial resources to develop and gain regulatory approval for DSUVIA and expect to continue making significant investments to commercialize DSUVIA. We believe our success is highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize DSUVIA in the United States. The commercial success of DSUVIA depends heavily on numerous factors, including:

•	our ability to market, sell, and distribute DSUVIA;

•	our ability to maintain or grow DSUVIA commercial sales with a reduced salesforce;

•	our ability to establish and maintain commercial manufacturing with third parties;

•	acceptance by the medical community, including physicians, nurses, patients and pharmacy and therapeutics committees;

•	acceptance of pricing and placement on payers’ formularies;

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

If we are unable to successfully commercialize DSUVIA, our business, financial condition, and results of operations will be materially harmed. We believe that the uptake of DSUVIA will be maximized through a partner with a larger commercial infrastructure and, as such, we are in discussions with potential partners that can execute a more robust commercial plan to support DSUVIA sales expansion, while further reducing our operating costs. The ultimate structure of a potential transaction with a third party may take multiple forms and is not known at this time.

The commercial success of DSUVIA and, if approved, our product candidates in the United States, as well as DZUVEO in Europe, will depend upon the acceptance of these products by the medical community, including physicians, nurses, patients, and pharmacy and therapeutics committees.

The degree of market acceptance of DSUVIA and, if approved, our product candidates in the United States, as well as DZUVEO in Europe, by the medical community will depend on a number of factors, including:

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

•

limitations or warnings contained in the U.S. Food and Drug Administration, or FDA, -approved label for DSUVIA and, if approved, our product candidates, or the European Medicines Agency, or EMA,-approved label for DZUVEO;

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

We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and secure. We may not be able to negotiate future strategic partnerships on acceptable terms, or at all. For example, in 2013 we entered into a collaboration with Grünenthal GmbH, or Grünenthal, for the commercialization of Zalviso® in Europe and Australia. Grünenthal ceased commercializing Zalviso on May 12, 2021 and the rights to market and sell Zalviso reverted back to us. The European Marketing Authorization for Zalviso was withdrawn in July 2022. We are unable to predict when, if ever, we will enter into any new strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. Our current or future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our products and product candidates, if approved, or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our products to healthcare professionals and in geographical regions that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our products, our ability to generate revenues from product sales will be adversely affected.

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

We need to retain and maintain our existing sales, managerial, operational, finance and other personnel and resources in order to continue the commercialization of DSUVIA and manage our operations. Our current infrastructure may be inadequate to support our strategy and any future workforce reduction, such as the reduction that eliminated approximately 40% of our workforce in May 2022, may be disruptive to our operations, may negatively affect our productivity, and may constrain our commercialization activities. For example, a workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, negatively impacting employee morale and our corporate culture, or increased difficulties in our day-to-day operations, and prevent us from successfully commercializing DSUVIA as rapidly as planned. If we encounter such unanticipated consequences, we may have difficulty retaining and attracting personnel. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business. Furthermore, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost reduction plan, due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the cost reduction plan, our operating results and financial condition would be adversely affected.

Guidelines and recommendations published by government agencies, as well as non-governmental organizations, and existing laws and regulations can reduce the use of DSUVIA in the United States.

Government agencies and non-governmental organizations promulgate regulations and guidelines applicable to certain drug classes that may include DSUVIA in the United States. Recommendations of government agencies or non-governmental organizations may relate to such matters as maximum quantities dispensed to patients, dosage, route of administration, and use of concomitant therapies. Government agencies and non-governmental organizations have offered commentary and guidelines on the use of opioid-containing products. We are uncertain how these activities and guidelines may impact DSUVIA in the United States. Regulations or guidelines suggesting the reduced use of certain drug classes that may include DSUVIA, or the use of competitive or alternative products as the standard-of-care to be followed by patients and healthcare providers, could result in decreased use of DSUVIA, or negatively impact our ability to gain market acceptance and market share. The U.S. government and state legislatures have prioritized combatting the growing misuse and addiction to opioids and opioid overdose deaths and have enacted legislation and regulations as well as other measures intended to fight the opioid epidemic. Addressing opioid drug abuse is a priority for the current U.S. administration and the FDA and is part of a broader initiative led by the U.S. Department of Health and Human Services, or HHS. Overall, there is greater scrutiny of entities involved in the manufacture, sale and distribution of opioids. These initiatives, existing laws and regulations, and any negative publicity related to opioids may have a material impact on our business and our ability to manufacture opioid products.

Governmental investigations, inquiries, and regulatory actions and lawsuits brought against us by government agencies and private parties with respect to our commercialization of opioids could adversely affect our business, financial condition, results of operations and cash flows.

As a result of greater public awareness of the public health issue of opioid abuse, there has been increased scrutiny of, and investigation into, the commercial practices of opioid manufacturers by state and federal agencies. As a result of our manufacturing and commercial sale of DSUVIA in the United States, and DZUVEO in Europe, we could become the subject of federal, state and foreign government investigations and enforcement actions, focused on the misuse and abuse of opioid medications.

In addition, a significant number of lawsuits have been filed against opioid manufacturers, distributors, and others in the supply chain by cities, counties, state Attorney’s General and private persons seeking to hold them accountable for opioid misuse and abuse. The lawsuits assert a variety of claims, including, but not limited to, public nuisance, negligence, civil conspiracy, fraud, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, or similar state laws, violations of state Controlled Substance Acts or state False Claims Acts, product liability, consumer fraud, unfair or deceptive trade practices, false advertising, insurance fraud, unjust enrichment and other common law and statutory claims arising from defendants’ manufacturing, distribution, marketing and promotion of opioids and seek restitution, damages, injunctive and other relief and attorneys’ fees and costs. The claims generally are based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or an alleged failure to take adequate steps to prevent abuse and diversion. While DSUVIA is designed for use solely in certified medically supervised healthcare settings and administered only by a healthcare professional in these settings, and is not distributed or available at retail pharmacies to patients by prescription, we can provide no assurance that parties will not file lawsuits of this type against us in the future. In addition, current public perceptions of the public health issue of opioid abuse may present challenges to favorable resolution of any potential claims. Accordingly, we cannot predict whether we may become subject to these kinds of investigations and lawsuits in the future, and if we were to be named as a defendant in such actions, we cannot predict the ultimate outcome. Any allegations against us may negatively affect our business in various ways, including through harm to our reputation.

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

Approval of DZUVEO in Europe has resulted in a variety of risks associated with international operations that could materially adversely affect our business.

Our collaborations with international partners, including Aguettant, requires us to supply product to support the commercialization of our products in Europe and it is likely that any new international collaborations would also include such a requirement. Entering into international business relationships subjects us to additional risks including:

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

Coverage and adequate reimbursement may not be available for DSUVIA or our product candidates, if approved, in the United States, or DZUVEO in Europe, which could make it difficult for us, or our partners, to sell our products profitably.

Our ability to commercialize DSUVIA or our product candidates, if approved, in the United States, and Aguettant’s ability to commercialize DZUVEO in Europe successfully will depend, in part, on the extent to which coverage and adequate reimbursement will be available from government payer programs at the federal and state levels, authorities, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payers.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell our products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for DSUVIA in the United States, and DZUVEO in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We expect to experience pricing pressures in connection with our sales of DSUVIA in the United States, and product sales of DZUVEO by Aguettant in Europe, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for DSUVIA or our product candidates, if approved, in the United States, or DZUVEO in Europe. Also, reimbursement amounts may reduce the demand for, or the price of, our products. For example, studies of DZUVEO in Europe may be needed to ensure premium reimbursement in certain countries. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize DSUVIA or our product candidates, if approved, in the United States, or DZUVEO in Europe.

Additionally, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. For example, separate pricing and reimbursement approvals may impact Aguettant’s ability to market and successfully commercialize DZUVEO in the 27 member states of the European Union. Adverse pricing limitations may hinder our ability to recoup our investment in DSUVIA in the United States, or our other product candidates, even after obtaining FDA marketing approval.

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

On July 14, 2021, we entered into the PFS Agreement with Aguettant pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant will supply us with the products for use in commercialization, if they are approved in the U.S. Our current expectation based on our communication with the FDA is that the PFS products will be approvable by the FDA without additional manufacturing changes or clinical development, but we have not yet received all the available data to support the planned NDA filings for the PFS products. If we determine that additional development work will be needed for U.S. approval, we would incur additional expense and be delayed in obtaining any revenue from the PFS products.

Nafamostat is being developed for both medical device and drug indications for use. Although nafamostat is approved for certain uses in Japan, our ability to leverage that for an expedited development and approval pathway with the FDA may be limited, and we may be required to conduct additional unanticipated nonclinical studies and clinical trials in order to seek approval in the U.S. We plan to study Niyad™ under an investigational device exemption, or IDE. Niyad has received Breakthrough Device Designation from the FDA for regional anticoagulant for injection into the extracorporeal circuit and is expected to be used during renal replacement therapy for acute kidney injury patients in the hospital and for end-stage renal disease patients receiving dialysis in outpatient clinics. We expect that Niyad will require filing of a Premarket Approval, or PMA, application. In addition, the Breakthrough Designation allows for more frequent and informal FDA communication regarding development plans and allows for priority review once the marketing application is submitted.

The active drug component of Niyad, nafamostat, is also being developed for drug indications for which we expect to submit Investigational New Drug applications.

Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.

In the United States and some foreign jurisdictions, the legislative landscape continues to evolve, including changes to the regulation of opioid-containing products. There have been a number of legislative and regulatory changes and proposed changes regarding healthcare systems that will restrict or regulate post-approval activities for DSUVIA and DZUVEO and affect our ability to profitably sell any products for which we obtain marketing approval.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers of 2% per fiscal year went into effect on April 1, 2013 and due to subsequent legislative amendments to the statute will stay in effect until 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is also considering additional health reform measures.

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

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. Further, on November 20, 2020, the Centers for Medicare & Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinds the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade (i.e., arbitrage between low-priced and high-priced countries). If any of these events occur, revenue from sales of DZUVEO in Europe would be negatively affected.

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

We have experienced and may in the future experience delays in clinical trials of our product candidates. Our post-approval clinical trials for DSUVIA, or any future FDA-required clinical trials for our product candidates, could be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	imposition of a clinical hold by the FDA, Institutional Review Board, or IRB, or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required IRB approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacture and delivery of the tablets and device components of DSUVIA;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment or being delayed in entering data to allow for clinical trial database closure;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

If any future FDA-required clinical trials are delayed for any reason, our development costs may increase, our approval process for our product candidates could be delayed, our ability to commercialize and commence sales of our product candidates could be materially harmed, and our ability to maintain FDA approval of DSUVIA could be jeopardized, which could have a material adverse effect on our business.

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

If DSUVIA causes serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of DSUVIA and could substantially increase the costs of commercializing our products.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.

If the FDA determines that any of the clinical work submitted, including the clinical trials, Human Factors studies and bench testing submitted for a product candidate in support of an NDA were not conducted in full compliance with the applicable protocols for these trials, studies and testing as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, studies and testing, the FDA may reject the data and results. The FDA may audit some or all of our clinical trial sites to determine the integrity of our clinical data. The FDA may audit some or all of our Human Factors study sites to determine the integrity of our data and may audit the data and results of bench testing. Any rejection of any of our data would negatively impact our ability to obtain marketing authorization for our product candidates and would have a material adverse effect on our business and financial condition. In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b) (2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. Any significant delay in the acceptance, review or approval of an NDA that we have submitted would have a material adverse effect on our business and financial condition and would require us to obtain significant additional funding.

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

Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to compliance with other potentially applicable federal and state laws. Failure to comply with these regulations can result in the receipt of Warning Letters and further liability if off-label promotion is involved. For example, on February 11, 2021, we received a Warning Letter from the Office of Prescription Drug Promotion, or OPDP, of the FDA relating to a banner advertisement we submitted to the OPDP on December 6, 2019, and a tabletop display we submitted on February 28, 2020, and resubmitted to the OPDP at its request on September 23, 2020. We submitted the materials to the OPDP pursuant to the FDA requirement that sponsors submit all promotional materials to the FDA at the time of their initial dissemination or publication. The FDA’s concerns identified in the letter include its view that the promotional material makes misleading claims and representations about the risks and efficacy of DSUVIA because the material does not reveal facts that are material in light of the representations made. As a result, we conducted a review of our marketing materials to identify any potential revisions in light of the letter. We responded to the FDA within the timeframe requested in the letter and, on March 23, 2021, held a teleconference with OPDP to seek guidance and clarification on the concerns raised in the letter. Following our meeting with OPDP, we conducted a further review of our marketing materials to identify any potential revisions in light of the letter and OPDP’s guidance. We submitted a second response to FDA on April 7, 2021, and on June 17, 2021 we announced that the FDA agreed with our proposed plan to update certain promotional materials, including providing a letter to healthcare professionals, or the DHCP letter, explaining the corrections to the discontinued promotional materials. We included this DHCP letter on the DSUVIA.com website for a period of eight months. On February 18, 2022, in agreement with OPDP, the link to the corrective DCHP letter was removed from the DSUVIA.com website. Although we believe we have updated all promotional materials currently in use by our commercial team to address the FDA's concerns and we received a close-out Letter to the Warning Letter in March 2022, we cannot give any assurances that we will not receive additional FDA Warning Letters in the future. If approved, our product candidates will be subject to these same requirements.

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

Except for DZUVEO, which is approved in Europe, we may never obtain additional regulatory approvals for our products and product candidates outside of the United States, which would limit our ability to realize their full market potential.

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

Part of the foreign regulatory approval process includes compliance inspections of manufacturing facilities to ensure adherence to applicable regulations and guidelines. The foreign regulatory agency may delay, limit or deny marketing approval as a result of such inspections. We, our contract manufacturers, and their vendors, are all subject to preapproval and post-approval inspections at any time. The results of these inspections could impact our ability to obtain regulatory approval of DSUVIA/DZUVEO or our product candidates in countries outside of the United States and Europe, or our ability to launch and successfully commercialize these products, once approved. In addition, results of EMA inspections could impact our ability to maintain EC approval of DZUVEO and Aguettant’s ability to expand and sustain commercial sales of DZUVEO in Europe.

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

DSUVIA requires a REMS program.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception, anticipate that we may continue to incur losses in the future.

We have incurred significant net losses since our inception in July 2005, and as of June 30, 2022, we had an accumulated deficit of $411.6 million.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from Grünenthal, the monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the Department of Defense, or DoD, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019 and the upfront payment under the DZUVEO Agreement with Aguettant. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support commercialization activities for DSUVIA, manufacturing and supply activities for DZUVEO, and research and development activities for our product candidates. If DSUVIA is not successfully commercialized in the U.S., if our product candidates are not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

We will require additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to be unable to continue to operate as a going concern and cease operations.

Launch of a commercial pharmaceutical product and pharmaceutical development activities can be time consuming and costly. We expect to incur significant expenditures in connection with supporting our ongoing commercialization activities for DSUVIA, manufacturing and supply activities for DZUVEO, and research and development activities for our product candidates.

Clinical trials, regulatory reviews, and the launch of commercial product are expensive activities. In addition, commercialization costs for DSUVIA and our product candidates, if approved, in the United States may be significantly higher than estimated as a result of technical difficulties or otherwise. Revenues may be lower than expected and costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. In the future, we may seek to sell additional equity securities, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, and debt securities, monetize or securitize certain assets, refinance our loan agreement, enter into product development, license or distribution agreements with third parties, or divest DSUVIA in the United States, DZUVEO in Europe, or any of our product candidates. Such arrangements may not be available on favorable terms, if at all.

If we are unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

The Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Securing additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to commercialize DSUVIA or develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

•	further scale back or discontinue the commercialization of DSUVIA, or the development of our product candidates;

•	seek corporate partners for DSUVIA, or DZUVEO, or our product candidates on terms that might be less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies, products or product candidates that we otherwise would seek to develop or commercialize ourselves.

During the past several years, domestic and international financial markets have experienced, and they may continue to experience, extreme disruption from time to time, including, among other things, high volatility, significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the evolving effects of the COVID-19 pandemic and the ongoing military conflict between Russian and Ukraine and related sanctions imposed against Russia.

To fund our operations and capital requirements, we may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, which may impose restrictions on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations and capital requirements. In the long-term, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. In order to raise additional funds to support our operations, we may sell additional equity securities, including under the ATM Agreement with Cantor. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Selling additional equity securities may result in dilution to our existing stockholders and new investors may be materially diluted by subsequent sales. Incurring additional indebtedness, including through the sale of debt securities, would result in increased fixed payment obligations and could also result in additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. Sales of equity or debt securities may also provide new investors with rights superior to our existing stockholders. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected, and we may not be able to meet our debt service obligations.

We have not yet generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and achieve profitability depends on our ability, alone and with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA and began the commercial launch of DSUVIA in the United States, we may never generate enough revenues from sales of DSUVIA, or our product candidates, if approved, in the United States to become profitable. Although the EC granted marketing approval of DZUVEO in June 2018, we only recently entered into the DZUVEO Agreement with Aguettant to commercialize DZUVEO in Europe and there can be no assurance that Aguettant will successfully commercialize DZUVEO. Although we had a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal was unable to achieve a level of commercial sales of Zalviso to trigger sales milestone payments that would have been payable to us. The Grünenthal Agreements have been terminated and Grünenthal’s rights to market and sell Zalviso reverted back to us on May 12, 2021. The European Marketing Authorization for Zalviso was withdrawn in July 2022.

We do not anticipate generating significant near-term revenues from DSUVIA or our product candidates, if approved, in the United States. Our ability to generate future revenues from product sales depends heavily on our success in:

•	maintaining regulatory approval for DSUVIA and obtaining and maintaining regulatory approval for our product candidates in the United States; and

•

launching and commercializing DSUVIA and our product candidates, if approved, in the United States by building, internally or through collaborations, an institutionally focused sales force, and launching and commercializing DZUVEO internationally through collaborations, which may require additional funding.

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

Since inception, our operations have been primarily focused on developing our technology and undertaking pharmaceutical development and clinical trials for DSUVIA and Zalviso, understanding the market potential for DSUVIA and Zalviso, and preparing for the commercialization of DSUVIA in the United States. We launched commercialization efforts for DSUVIA in February 2019. As a result of our limited commercialization experience, any predictions that are made about our future performance, or viability, or evaluation of our business and prospects, may not be accurate.

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

As of June 30, 2022, we had approximately $9.4 million of outstanding debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

Risks Related to Our Reliance on Third Parties

We rely on third party manufacturers to produce commercial supplies of DSUVIA in the United States, and DZUVEO for Aguettant in Europe, and will rely on Aguettant to produce commercial supplies of our PFS product candidates, if approved, in the United States. The failure of third-party manufacturers to provide us with adequate commercial and clinical supplies could result in a material adverse effect on our business.

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

In addition, the DZUVEO Agreement requires us to manufacture and supply DZUVEO to Aguettant. If we are unable to establish a reliable commercial supply of DZUVEO for Aguettant, we may be unable to satisfy our obligations under the DZUVEO Agreement in a timely manner or at all, and we may, as a result, be in breach of then DZUVEO Agreement. If any such breach, or other breach, were to be material and remain uncured, it could result in termination of the DZUVEO Agreement. If any of these events were to occur, our business would be materially adversely affected.

We rely on limited sources of supply for the active pharmaceutical ingredient, or API, of DSUVIA and any disruption in the chain of supply may cause a delay in supplying DSUVIA.

Currently we only have one supplier qualified as a vendor for the manufacture of DSUVIA, known as DZUVEO in Europe, with the FDA and EMA, respectively. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. Any alternate vendor would need to be qualified through an NDA supplement and/or an MAA variation which could result in delays. The FDA or other regulatory agencies outside of the United States may also require additional trials if a new sufentanil supplier is relied upon for commercial production.

Manufacture of sufentanil sublingual tablets requires specialized equipment and expertise.

Ethanol, which is used in the manufacturing process for our sufentanil sublingual tablets, is flammable, and sufentanil is a highly potent, Schedule II controlled substance. These factors necessitate the use of specialized equipment and facilities for manufacture of sufentanil sublingual tablets. There are a limited number of facilities that can accommodate our manufacturing process and we or our partners need to use dedicated equipment throughout development and commercial manufacturing to avoid the possibility of cross-contamination. If our or our partners’ equipment breaks down or needs to be repaired or replaced, it may cause significant disruption in clinical or commercial supply, which could result in delay in the process of obtaining approval for or sale of our products. Furthermore, we are using one manufacturer to produce our sufentanil sublingual tablets. Any problems with our or our partners’ facilities or equipment may impair our ability to successfully commercialize DSUVIA and increase our cost.

Manufacturing issues may arise that could delay or increase costs related to commercialization, product development and regulatory approval.

We have relied, and will continue to rely, on contract manufacturers, component fabricators and third-party service providers to produce the necessary DSUVIA/DZUVEO single-dose applicator, or SDA, for the commercial marketplace. We currently outsource manufacturing and packaging of DSUVIA/DZUVEO to third parties and intend to continue to do so. Some of these component purchases were made and will continue to be made utilizing short-term purchase agreements and we may not be able to enter into long-term agreements for commercial supply of DSUVIA/DZUVEO components with these third-party manufacturers or may be unable to do so on acceptable terms. In addition, we have encountered and may continue to encounter production issues with our current or future contract manufacturers and other third party service providers, including the reliability of the production equipment, quality of the components produced, their inability to meet demand or other unanticipated delays including scale-up and automating processes, which could adversely impact our ability to supply our customers with DSUVIA, in the U.S. and DZUVEO in Europe, and any other foreign territories.

As we scale up manufacturing of DSUVIA/DZUVEO, and conduct required production and stability testing, these processes may require refinement or resolution. For example, as we scale up, we may identify significant issues which could result in failure to maintain regulatory approval of DSUVIA/DZUVEO, increased scrutiny by regulatory agencies, delays in clinical development and regulatory approval of our product candidates, increases in our operating expenses, or failure to obtain approval for our product candidates in the United States.

We have built out a suite within our CMO’s production facility in Cincinnati, Ohio that serves as a manufacturing facility for clinical and commercial supplies of sufentanil sublingual tablets. Late-stage development and manufacture of registration stability lots, which were utilized in clinical trials, were manufactured at this location. While we produced a number of commercial lots to support Grünenthal’s launch in Europe, our experience is limited, which impacted our ability to deliver commercial supplies to Grünenthal on a timely basis, and may in the future impact our ability to deliver commercial supplies of DZUVEO to Aguettant on a timely basis.

On August 22, 2017, we entered into an amendment to our January 2013 agreement with a CMO to manufacture, supply, and provide certain validation and stability services with respect to DSUVIA for sales in the United States, and potential sales in Canada and Mexico, and other countries. There is no guarantee that our CMO’s services will be satisfactory or that they will continue to meet the strict regulatory guidelines of the FDA or other foreign regulatory agencies. If our CMO cannot provide us with an adequate supply of sufentanil sublingual tablets, we may be required to pursue alternative sources of manufacturing capacity. Switching or adding commercial manufacturing capability can involve substantial cost and require extensive management time and focus, as well as additional regulatory filings which may result in significant delays. In addition, there is a natural transition period when a new manufacturing facility commences work. As a result, delays may occur, which can materially impact our ability to meet our desired commercial timelines, thereby increasing our costs and reducing our ability to generate revenue.

The facilities of any of our future manufacturers of sufentanil-containing sublingual tablets must be approved by the FDA or the relevant foreign regulatory agency, such as the EMA, before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process of sufentanil sublingual tablets and are completely dependent on these third-party manufacturing partners for compliance with the FDA or other foreign regulatory agency’s requirements for manufacture. In addition, although our third-party manufacturers are well-established commercial manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their process. If our manufacturers do not meet the FDA or other foreign regulatory agency’s strict regulatory requirements, they will not be able to secure FDA or other foreign regulatory agency approval for their manufacturing facilities. Although European inspectors have approved our tablet manufacturing site, our third-party manufacturing partner is responsible for maintaining compliance with the relevant foreign regulatory agency’s requirements. If the FDA or the relevant foreign regulatory agency does not approve these facilities for the commercial manufacture of sufentanil sublingual tablets, we will need to find alternative suppliers, which would result in significant delays in obtaining foreign regulatory agency approval of DSUVIA/DZUVEO outside Europe. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates, if approved, would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Our Business Operations and Industry

Failure to receive required quotas of controlled substances or comply with the Drug Enforcement Agency regulations, or the cost of compliance with these regulations, may adversely affect our business.

Our sufentanil-based products are subject to extensive regulation by the DEA, due to their status as scheduled drugs. Sufentanil is classified as a Schedule II controlled substance, considered to present a high risk of abuse. The manufacture, shipment, storage, sale and use of controlled substances are subject to a high degree of regulation, including security, record-keeping and reporting obligations enforced by the DEA and also by comparable state agencies. In addition, our contract manufacturers are required to maintain relevant licenses and registrations. This high degree of regulation can result in significant compliance costs, which may have an adverse effect on the commercialization of DSUVIA.

The DEA limits the availability and production of all Schedule II controlled substances, including sufentanil, through a quota system. The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning quotas to manufacturers. Our contract manufacturers apply for quotas on our behalf. We will need significantly greater amounts of sufentanil to successfully commercialize DSUVIA and to support Aguettant’s European commercialization of DZUVEO. Any delay by the DEA in establishing the procurement quota, reduction in our quota for sufentanil, failure to increase our quota over time to meet anticipated increases in demand, or refusal by the DEA to establish the procurement quota could delay or stop the commercial sale of DSUVIA. This, in turn, could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Commercial sales of DSUVIA/DZUVEO expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of June 30, 2022, we are the owner of record of 92 issued patents worldwide drawn to AcelRx’s sufentanil sublingual tablets and related medication delivery devices. These issued patents include 18 patents that we have listed in the FDA’s Orange Book for DSUVIA, some of which have expiration dates that extend into 2031. These issued patents also include a European patent drawn to the DZUVEO device that has an expiration date that extends into 2036.

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

In addition, we are pursuing a number of U.S. patent applications and foreign national applications directed to DSUVIA, Niyad, and LTX-608. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

Our commercial success depends in part on our not infringing patents or trademarks, or misappropriating other third-party intellectual property. Although we are not currently aware of litigation or other proceedings or third-party claims of intellectual property infringement related to DSUVIA or our product candidates, the pharmaceutical industry is especially prone to extensive litigation proceedings between competitors regarding their patents and other intellectual property rights.

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

If we do not adequately protect our intellectual property rights, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize DSUVIA/DZUVEO or any of our ephedrine, phenylephrine, Niyad or LTX-608 product opportunities, if approved, and delay or render impossible our achievement of profitability.

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

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $0.61 and $0.18 during the first half of 2022, and between $0.49 and $2.77 during the year ended December 31, 2021. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully commercialize DSUVIA in the United States or to successfully develop and commercialize our product candidates in the United States;

•	inability to obtain additional funding needed to conduct our planned business operations;

•	the integration and performance of any assets or businesses we acquire;

•	our inability to develop and commercialize products and product candidates that we in-license;

•	uncertainties regarding the magnitude and duration of impacts we are experiencing due to COVID-19;

•	the perception of limited market sizes or pricing for our products;

•	safety issues;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	inability to maintain regulatory approval for DZUVEO in the European Union;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

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

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. In particular, we are required to maintain a minimum bid price of $1.00 per share. On December 2, 2021, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Rule, because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days.

On June 1, 2022, we received written notice from Nasdaq notifying us of our failure to regain compliance with the Minimum Bid Price Rule, and that our common stock was again subject to delisting from The Nasdaq Global Market. We appealed Nasdaq’s determination pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series and on June 8, 2022, timely requested a hearing before the Nasdaq Hearings Panel, or the Panel, and subsequently delivered written materials for the Panel’s consideration in lieu of a hearing.

On July 27, 2022, we received written notice from Nasdaq notifying us that the Panel had granted us an additional time period to regain compliance. On or before November 28, 2022, we must demonstrate compliance with the Minimum Bid Price Rule, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions. The Panel advised us that the extension to November 28, 2022 represents the full extent of the Panel’s discretion to grant continued listing while it is non-compliant with the Minimum Bid Price Rule and should we fail to demonstrate compliance with the Minimum Bid Price Rule, the Panel will issue a final delisting determination and we will be suspended from trading on The Nasdaq Global Market.

We intend to regain compliance with the Minimum Bid Price Rule within the additional time period allowed by Nasdaq, including, if necessary, with a reverse stock split. We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Price Rule. If we fail to effect a reverse stock split, thus regaining compliance with the Minimum Bid Price Rule, our common stock may be delisted. Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Sales of a substantial number of shares of our common stock in the public market by our stockholders could cause our stock price to fall.

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in June 2020 and declared effective by the SEC in July 2020, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million. To date, we have approximately $40.5 million remaining under such universal shelf registration statement. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants under our equity incentive plans. Grants under our equity incentive plans may also cause our stockholders to experience additional dilution, which could cause our stock price to fall. We may also issue shares of our common stock as consideration in mergers, acquisitions and other business development transactions. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our shares of common stock outstanding are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

We have been, are, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see Note 10 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about pending legal proceedings.

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. The motion to dismiss the amended securities class action complaint has been fully briefed and a hearing is scheduled for September 1, 2022. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. Please Note 10 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if AcelRx experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	2/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35068	3.1	6/25/2019

3.3	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.	8-K	001-35068	3.1	8/4/2022

3.4	Amended and Restated Bylaws of the Registrant.	S-1	333-170594	3.4	1/7/2011

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

Date: August 11, 2022	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)