Form 10-Q
period 2022-09-30
ACELRX PHARMACEUTICALS INC
filed 2022-11-14
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, the number of outstanding shares of the registrant’s common stock was 7,449,366.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION		5

Item 1.	Financial Statements	5

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	5

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6

	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION		40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	71

Item 5.	Other Information	71

Item 6.	Exhibits	72

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

•	our ability to manage our operating costs and reduce our cash burn;
•

the uncertainties and impact arising from the worldwide COVID-19 pandemic, including restrictions on the ability of our sales force to contact and communicate with target customers and resulting delays and challenges to our commercial sales of DSUVIA®

•	our success in commercializing DSUVIA in the United States, including the marketing, sales, and distribution of the product, whether alone or with contract sales organizations and other collaborators;
•	our ability to identify and secure potential partnerships with a third party having sufficient commercial resources to develop and potentially grow the DSUVIA franchise;
•	our ability to satisfactorily comply with U.S. Food and Drug Administration, or FDA, regulations concerning the advertising and promotion of DSUVIA;
•	the size and growth potential of the markets for DSUVIA, and our other product candidates in the United States, and our ability to serve those markets;
•

our ability to maintain regulatory approval of DSUVIA in the United States, including effective management of and compliance with the DSUVIA Risk Evaluation and Mitigation Strategies, or REMS, program;

•	acceptance of DSUVIA by physicians, patients and the healthcare community, including the acceptance of pricing and placement of DSUVIA on payers’ formularies;
•	our ability to realize the expected benefits and potential value created by the acquisition of Lowell Therapeutics, Inc., or Lowell, for our stockholders, on a timely basis or at all;
•	our ability to develop, file for and obtain regulatory approval for, and then successfully launch and commercialize products and product candidates that we have in-licensed or acquired;
•	our ability to file for and secure a potential Emergency Use Authorization for our lead nafamostat product candidate, Niyad™;
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

•	the status of the DZUVEO Agreement or any other future potential collaborations, including potential milestones and revenue share payments under the DZUVEO Agreement;
•	Aguettant’s ability to successfully launch and commercialize DZUVEO in the European Union, or EU;
•	our, or Aguettant’s, ability to maintain regulatory approval of DZUVEO in the EU;
•	our ability to obtain adequate government or third-party payer reimbursement;
•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;
•	our ability to identify and secure potential commercial partners to develop and then commercialize our developmental product candidates;
•	our ability to successfully retain our key commercial, scientific, engineering, medical or management personnel and hire new personnel as needed;
•	regulatory developments in the United States and foreign countries;
•	the performance of our third-party suppliers and manufacturers, including any supply chain impacts or work limitations;
•	the success of competing therapies that are or become available;
•	our liquidity and capital resources; and
•	our ability to obtain and maintain intellectual property protection for our approved products and product candidates.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2022 (unaudited)	December 31, 2021(1)
Assets
Current Assets:
Cash and cash equivalents	$12,732	$7,663
Restricted cash	5,000	—
Short-term investments	3,194	38,967
Accounts receivable, net	512	160
Inventories, net	874	1,111
Prepaid expenses and other current assets	2,228	2,588
Total current assets	24,540	50,489
Operating lease right-of-use assets	3,814	4,302
Property and equipment, net	10,886	15,928
In-process research and development asset	8,819	—
Other assets	251	2,174
Restricted cash, net of current portion	—	5,000
Total assets	$48,310	$77,893
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,003	$2,121
Accrued and other liabilities	4,401	6,524
Long-term debt, current portion	7,886	8,796
Operating lease liabilities, current portion	1,360	1,068
Total current liabilities	15,650	18,509
Long-term debt, net of current portion	—	5,007
Deferred revenue, net of current portion	1,064	1,151
Operating lease liabilities, net of current portion	3,228	3,750
Liability related to the sale of future royalties	—	85,288
Other long-term liabilities	827	81
Total liabilities	20,769	113,786
Commitments and Contingencies (Note 10)
Series A Redeemable Convertible Preferred Stock, $0.001 par value—10,000,000 shares authorized, 3,000 and 0 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, with a liquidation preference of $330,000	315	—
Stockholders’ Equity (Deficit):
Common stock, $0.001 par value—200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 7,405,966 and 6,840,967 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	445,564	437,684
Accumulated deficit	(418,345)	(473,584)
Total stockholders’ equity (deficit)	27,226	(35,893)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$48,310	$77,893

(1)

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product sales	$507	$160	$1,519	$1,003
Contract and other collaboration	—	1,702	—	1,813
Total revenue	507	1,862	1,519	2,816

Operating costs and expenses:
Cost of goods sold	569	439	2,229	2,519
Research and development	1,308	1,416	4,167	3,109
Selling, general and administrative	5,262	8,640	19,422	24,978
Impairment of property and equipment	—	—	4,901	—
Total operating costs and expenses	7,139	10,495	30,719	30,606
Loss from operations	(6,632)	(8,633)	(29,200)	(27,790)
Other income (expense):
Interest expense	(247)	(538)	(964)	(1,824)
Interest and other income, net	140	32	229	92
Non-cash interest income on liability related to the sale of future royalties	—	764	1,136	2,345
Gain on extinguishment of liability related to the sale of future royalties	—	—	84,052	—
Total other (expense) income	(107)	258	84,453	613
Net (loss) income before income taxes	(6,739)	(8,375)	55,253	(27,177)
Provision for income taxes	(11)	—	(14)	(5)
Net (loss) income	$(6,750)	$(8,375)	$55,239	$(27,182)
Deemed dividend related to Series A Redeemable Convertible Preferred Stock	(186)	—	(186)	—
Income allocated to participating securities	—	—	(129)	—
Net (loss) income attributable to Common Shareholders, basic	(6,936)	(8,375)	54,924	(27,182)
Net (loss) income per share of common stock, basic	$(0.94)	$(1.40)	$7.48	$(4.64)
Shares used in computing net (loss) income per share of common stock, basic – See Note 14	7,377,363	5,961,224	7,338,853	5,861,111
Net (loss) income attributable to Common Shareholders, diluted – See Note 14	(6,936)	(8,375)	54,924	(27,182)
Net (loss) income per share of common stock, diluted	$(0.94)	$(1.40)	$7.46	$(4.64)
Shares used in computing net (loss) income per share of common stock, diluted – See Note 14	7,377,363	5,961,224	7,367,293	5,861,111

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

					Additional		Total
					Paid-in	Accumulated	Stockholders’
	Series A Redeemable Convertible Preferred Stock		Common Stock		Capital	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2021	—	$—	6,840,967	$7	$437,684	$(473,584)	$(35,893)
Stock-based compensation	—	—	—	—	783	—	783
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	25,769	—	(58)	—	(58)
Issuance of common stock in connection with asset acquisition	—	—	481,026	—	5,511	—	5,511
Issuance of common stock upon ESPP purchase	—	—	7,671	—	58	—	58
Net loss	—	—	—	—	—	(8,674)	(8,674)
Balance as of March 31, 2022	—	—	7,355,433	7	443,978	(482,258)	(38,273)
Stock-based compensation	—	—	—	—	753	—	753
Issuance of common stock upon vesting of restricted stock units	—	—	11,147	—	—	—	—
Net income	—	—	—	—	—	70,663	70,663
Balance as of June 30, 2022	—	—	7,366,580	7	444,731	(411,595)	33,143
Stock-based compensation	—	—	—	—	701	—	701
Issuance of Series A Redeemable Convertible Preferred Stock and Warrants	3,000	129	—	—	110	—	110
Deemed dividends related to Series A Redeemable Convertible Preferred Stock		186			(186)		(186)
Net proceeds from issuance of common stock in connection with equity financings	—	—	35,900	—	192	—	192
Issuance of common stock upon vesting of restricted stock units	—	—	216	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	3,270	—	16	—	16
Net loss	—	—	—	—	—	(6,750)	(6,750)
Balance as of September 30, 2022	3,000	$315	7,405,966	$7	$445,564	$(418,345)	$27,226

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	4,940,590	$5	$382,730	$(438,485)	$(55,750)
Stock-based compensation	—	—	1,089	—	1,089
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	20,208	—	(249)	—	(249)
Net proceeds from issuance of common stock in connection with equity financings	985,078	1	36,359	—	36,360
Issuance of common stock upon ESPP purchase	9,156	—	192	—	192
Issuance of common stock upon exercise of stock options	106	—	2	—	2
Net loss	—	—	—	(8,956)	(8,956)
Balance as of March 31, 2021	5,955,138	6	420,123	(447,441)	(27,312)
Stock-based compensation	—	—	1,172	—	1,172
Issuance of common stock upon vesting of restricted stock units	3,721	—	—	—	—
Issuance of common stock upon exercise of stock options	118	—	2	—	2
Net loss	—	—	—	(9,851)	(9,851)
Balance as of June 30, 2021	5,958,977	6	421,297	(457,292)	(35,989)
Stock-based compensation	—	—	1,221	—	1,221
Issuance of common stock upon vesting of restricted stock units	389	—	—	—	—
Issuance of common stock upon exercise of stock options	745	—	13	—	13
Issuance of common stock upon ESPP purchase	5,741	—	109	—	109
Net loss	—	—	—	(8,375)	(8,375)
Balance as of September 30, 2021	5,965,852	$6	$422,640	$(465,667)	$(43,021)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$55,239	$(27,182)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash royalty revenue related to royalty monetization	—	(83)
Non-cash interest income on liability related to royalty monetization	(1,136)	(2,345)
Depreciation and amortization	1,305	1,512
Non-cash interest expense related to debt financing	333	607
Stock-based compensation	2,237	3,482
Non-cash gain on termination of liability related to royalty monetization	(84,152)	—
Impairment of property and equipment	4,901	—
Other	(47)	89
Changes in operating assets and liabilities:
Accounts receivable	(352)	482
Inventories	210	(180)
Prepaid expenses and other assets	375	320
Accounts payable	25	281
Accrued liabilities	(1,456)	390
Operating lease liabilities	(357)	(559)
Deferred revenue	(43)	1,188
Net cash used in operating activities	(22,918)	(21,998)
Cash flows from investing activities:
Purchase of property and equipment	(316)	(1,799)
Purchase of investments	(7,369)	(53,869)
Cash paid for asset acquisition, net of cash acquired	(1,687)	—
Proceeds from maturities of investments	43,162	33,984
Net cash provided by (used in) investing activities	33,790	(21,684)
Cash flows from financing activities:
Payment of long-term debt	(6,250)	(6,750)
Net proceeds from issuance of Issuance of Series A Redeemable Convertible Preferred Stock and Warrants	239	—
Net proceeds from issuance of common stock in connection with equity financings	192	36,360
Net proceeds from issuance of common stock through equity plans	74	318
Payment of employee tax obligations related to vesting of restricted stock units	(58)	(249)
Net cash (used in) provided by financing activities	(5,803)	29,679
Net increase (decrease) in cash, cash equivalents and restricted cash	5,069	(14,003)
Cash, cash equivalents and restricted cash—Beginning of period (See reconciliation in Note 1)	12,663	27,274
Cash, cash equivalents and restricted cash—End of period (See reconciliation in Note 1)	$17,732	$13,271

NONCASH INVESTING ACTIVITIES:
Purchases of property and equipment in accounts payable and accrued liabilities	1,327	703
Liability for held back shares in connection with asset acquisition in other long-term liabilities	800	—
Issuance of common stock in connection with asset acquisition	5,511	—
Establishment of right-of-use asset and lease liability	85	—

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

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. DSUVIA® (known as DZUVEO® in Europe) and Zalviso® are both focused on the treatment of acute pain, and each utilize sufentanil, delivered via a non-invasive route of sublingual administration, exclusively for use in medically supervised settings. On November 2, 2018, the U.S. Food and Drug Administration, or FDA, approved DSUVIA for use in adults in a certified medically supervised healthcare setting, such as hospitals, surgical centers, and emergency departments, for the management of acute pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. The commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. In June 2018, the European Commission, or EC, granted marketing approval of DZUVEO for the management of acute moderate to severe pain in adults in medically monitored settings. AcelRx is further developing a distribution capability and commercial organization to continue to market and sell DSUVIA in the United States. In geographies where AcelRx decides not to commercialize products by itself, the Company may seek to out-license commercialization rights. The Company currently intends to commercialize and promote DSUVIA/DZUVEO outside the United States with one or more strategic partners, and, in July 2021, entered into a License and Commercialization Agreement with Laboratoire Aguettant, or Aguettant, for Aguettant to commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Agreement. Zalviso was approved in Europe and was commercialized by Grünenthal GmbH, or Grünenthal, through May 12, 2021 (see Termination of Grünenthal Agreements below). In July 2022, the European Marketing Authorization for Zalviso was withdrawn. In July 2021, the Company also entered into a separate License and Commercialization Agreement with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine for injection.

On January 7, 2022, the Company acquired Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 4. “Asset Acquisition” below), and, as a result acquired Niyad™, a regional anticoagulant for the dialysis circuit during continuous renal replacement therapy for acute kidney injury patients in the hospital, that the Company plans to study under an investigational device exemption, or IDE, and which has received Breakthrough Device Designation status from the FDA. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities. The second intended indication for Niyad is as a regional anticoagulant for the dialysis circuit for chronic kidney disease patients undergoing intermittent hemodialysis in dialysis centers. In addition, the Company acquired LTX-608, a proprietary nafamostat formulation for direct IV infusion that it intends to develop for the treatment of acute respiratory distress syndrome, or ARDS, and disseminated intravascular coagulation, or DIC.

Termination of Grünenthal Agreements

On December 16, 2013, AcelRx and Grünenthal entered into a Collaboration and License Agreement, or the License Agreement, which was amended effective July 17, 2015, and September 20, 2016, or the Amended License Agreement, which granted Grünenthal rights to commercialize the Zalviso PCA system, or the Product, in the 28 European Union, or EU, member states, at the time of the agreement, plus Switzerland, Liechtenstein, Iceland, Norway and Australia (collectively, the Zalviso Territory) for human use in pain treatment within, or dispensed by, hospitals, hospices, nursing homes and other medically supervised settings, (collectively, the Field). In September 2015, the EC granted marketing approval for the marketing authorization application, or MAA, previously submitted to the EMA, for Zalviso for the management of acute moderate-to-severe post-operative pain in adult patients. On December 16, 2013, AcelRx and Grünenthal entered into a Manufacture and Supply Agreement, or the MSA, and together with the License Agreement, the Agreements. Under the MSA, the Company exclusively manufactured and supplied the Product to Grünenthal for the Field in the Zalviso Territory. On July 22, 2015, the Company and Grünenthal amended the MSA, or the Amended MSA, effective as of July 17, 2015. The Amended MSA and the Amended License Agreement are referred to as the Grünenthal Agreements.

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

Termination of Royalty Monetization

On September 18, 2015, the Company sold the majority of the royalty rights and certain commercial sales milestones it was entitled to receive under the Amended License Agreement with Grünenthal to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced it sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. On May 31, 2022, the Company entered into a Termination Agreement with SWK to fully terminate the Royalty Monetization for which the Company paid cash consideration of $0.1 million. Neither PDL nor SWK retains any further interest in the Royalty Monetization. Accordingly, effective May 31, 2022, the Royalty Monetization is no longer reflected on the Company’s consolidated financial statements or other records as a sale of assets to PDL or SWK, and all security interests and other liens of every type held by the parties to the Royalty Monetization have been terminated and automatically released without further action by any party. The $84.1 million gain on extinguishment of the liability related to the sale of future royalties is recognized in the condensed consolidated statements of operations as other income.

Liquidity and Going Concern

The condensed consolidated financial statements for the three and nine months ended September 30, 2022 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The termination of the Royalty Monetization resulted in net income for the nine months ended September 30, 2022; however, before this, the Company had incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12 month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC. Management may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, debt securities, monetize or securitize certain assets, refinance its loan agreement, enter into product development, license or distribution agreements with third parties, or divest DSUVIA in the United States, DZUVEO in Europe, or any of the Company’s product candidates. While management believes its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to further reduce its workforce, reduce the scope of, or cease, the commercial launch of DSUVIA, or delay the development of its regulatory filing plans for its product candidates in advance of the date on which the Company’s cash resources are exhausted to ensure that the Company has sufficient capital to meet its obligations and continue on a path designed to preserve stockholder value. In addition, if additional funds are raised through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to the Company.

Reverse Stock Split

On September 23, 2022, at a special meeting of stockholders, the Company's stockholders authorized the Company’s Board of Directors to effect a reverse stock split of all outstanding shares of common stock in a range of 1-for-10 to 1-for-30. The Board of Directors subsequently approved a reverse stock split with a ratio of 1-for-20, or the Reverse Stock Split. On October 25, 2022, following the filing of a certificate of amendment to the Company’s amended and restated certificate of incorporation, every 20 shares of the Company's common stock that were issued and outstanding automatically converted into one outstanding share of common stock. The Reverse Stock Split affected all shares of common stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under the Company's equity incentive and employee stock purchase plans. Outstanding stock options, restricted stock units and warrants were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The Reverse Stock Split affected all holders of common stock uniformly and did not affect any stockholder's percentage of ownership interest. The par value of the Company's common stock remained unchanged at $0.001 per share and the number of authorized shares of common stock remained the same after the Reverse Stock Split.

As the par value per share of the Company's common stock remained unchanged at $0.001 per share, the change in the common stock recorded at par value has been reclassified to additional paid-in-capital on a retroactive basis. All references to shares of common stock, stock options, restricted stock units and warrants and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period. The condensed consolidated balance sheet as of December 31, 2021, was derived from the Company’s consolidated audited financial statements as of December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes a broader discussion of the Company’s business and the risks inherent therein.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation. In particular, the restricted cash classified as “Cash and cash equivalents” has been reclassified to “Restricted cash, net of current portion” in the condensed consolidated balance sheets as of December 31, 2021 and in the condensed consolidated statement of cash flows as of December 31, 2021, September 30, 2021 and December 31, 2020. See “—Cash, Cash Equivalents and Restricted Cash” below.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management evaluates its estimates on an ongoing basis including critical accounting policies. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks.

On May 30, 2019, the Company entered into a Loan Agreement with Oxford Finance LLC, or Oxford, or the Lender. The Loan Agreement requires that the Company always maintain unrestricted cash of not less than $5.0 million in accounts subject to control agreements in favor of the Lender, tested monthly as of the last day of the month. The Company has classified these unrestricted funds as restricted cash on the condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	Balance as of
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$12,732	$7,663
Restricted cash	5,000	—
Restricted cash, net of current portion	—	5,000
Total cash, cash equivalents, and restricted cash	$17,732	$12,663

	Balance as of
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$8,271	$22,274
Restricted cash	5,000	5,000
Total cash, cash equivalents, and restricted cash	$13,271	$27,274

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

In May 2022, the Company initiated a reorganization that eliminated approximately 40% of its employees, primarily within the commercial organization. For the nine months ended September 30, 2022, the Company incurred approximately $0.5 million in employee termination benefits related to this restructuring, all of which has been paid. This headcount reduction was completed in the second quarter of 2022. No additional expenses are anticipated in connection with this cost reduction plan.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2022, from those previously disclosed in its 2021 Annual Report on Form 10-K, except as follows:

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

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. The Company also evaluates which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. When a transaction accounted for as an asset acquisition includes an in-process research and development, or IPR&D, asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. For an IPR&D asset to have an alternative future use: (a) the Company must reasonably expect that it will use the asset acquired in the alternative manner and anticipate economic benefit from that alternative use, and (b) the Company’s use of the asset acquired is not contingent on further development of the asset subsequent to the acquisition date (that is, the asset can be used in the alternative manner in the condition in which it existed at the acquisition date). Otherwise, amounts allocated to IPR&D that have no alternative use are expensed. Asset acquisitions may include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration is not recognized until all contingencies are resolved and the consideration is paid or probable of payment, at which point the consideration is allocated to the assets acquired on a relative fair value basis.

Net Income (Loss) per Share of Common Stock

Basic and diluted net income (loss) per common share, or EPS, are calculated in accordance with the provisions of FASB ASC Topic 260, Earnings per Share.

The Company’s Series A Redeemable Convertible Preferred Stock issued during the quarter ended September 30, 2022, met the definition of a participating security given their rights to participate in dividends if declared on common stock, which requires the Company to apply the two-class method to compute both basic and diluted net income or loss per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as these securities are participating securities, the Company is required to calculate diluted net income or loss per share under the if-converted method in addition to the two-class method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to the Series A Redeemable Convertible Preferred stockholders is performed as the holders of these securities are not contractually obligated to participate in the Company’s losses.

For additional information regarding the net income (loss) per share, see Note 14 “Net Income (Loss) per Share of Common Stock”.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements whose adoption may impact the Company are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to recently issued accounting pronouncements whose adoption may impact the Company during the nine months ended September 30, 2022, from those previously disclosed in the Company’s 2021 Annual Report on Form 10-K.

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

The table below summarizes the Company’s cash, cash equivalents, restricted cash and short-term investments (in thousands):

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$4,533	$—	$—	$4,533
Money market funds	113	—	—	113
U.S. government agency securities	7,193	—	—	7,193
Commercial paper	5,893	—	—	5,893
Total cash, cash equivalents and restricted cash	17,732	—	—	17,732

Short-term investments:
Commercial paper	3,194	—	—	3,194
Total short-term investments	3,194	—	—	3,194
Total cash, cash equivalents, restricted cash and short-term investments	$20,926	$—	$—	$20,926

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$1,443	$—	$—	$1,443
Money market funds	2,822	—	—	2,822
Commercial paper	8,398	—	—	8,398
Total cash, cash equivalents and restricted cash	12,663	—	—	12,663

Short-term investments:
Commercial paper	29,504	—	—	29,504
Corporate debt securities	9,463	—	—	9,463
Total short-term investments	38,967	—	—	38,967
Total cash, cash equivalents, restricted cash and short-term investments	$51,630	$—	$—	$51,630

There were no other-than-temporary impairments for these securities at September 30, 2022 or December 31, 2021. No gross realized gains or losses were recognized on the available-for-sale securities and, accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, and December 31, 2021, the contractual maturity of all investments held was less than one year.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets and Level III liabilities. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. treasury, U.S. government agency securities and commercial paper. As of September 30, 2022, and December 31, 2021, the Company held a contingent put option liability associated with the Loan Agreement with Oxford, determined to be a Level III instrument. The Company’s estimate of fair value of the contingent put option liability was determined by using a risk-neutral valuation model, wherein the fair value of the underlying debt facility is estimated both with and without the presence of the default provisions, holding all other assumptions constant. The resulting difference between the two estimated fair values is the estimated fair value of the default provisions, or the contingent put option. Changes to the estimated fair value of this liability is recorded in interest income and other income, net in the condensed consolidated statements of operations. The fair value of the underlying debt facility is estimated by calculating the expected cash flows in consideration of an estimated probability of default and expected recovery rate in default and discounting such cash flows back to the reporting date using a risk-free rate.

The following table sets forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2022
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$113	$113	$—	$—
U.S. government agency securities	7,193	—	7,193	—
Commercial paper	9,087	—	9,087	—
Total assets measured at fair value	$16,393	$113	$16,280	$—

Liabilities
Contingent put option liability	$27	$—	$—	$27
Total liabilities measured at fair value	$27	$—	$—	$27

	As of December 31, 2021
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,822	$2,822	$—	$—
Commercial paper	37,902	—	37,902	—
Corporate debt securities	9,463	—	9,463	—
Total assets measured at fair value	$50,187	$2,822	$47,365	$—

Liabilities
Contingent put option liability	$81	$—	$—	$81
Total liabilities measured at fair value	$81	$—	$—	$81

The following tables set forth a summary of the changes in the fair value of the Company’s Level III financial liabilities for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Fair value—beginning of period	$49	$81
Change in fair value of contingent put option associated with the Loan Agreement	(22)	(54)
Fair value—end of period	$27	$27

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Fair value—beginning of period	$128	$246
Change in fair value of contingent put option associated with the Loan Agreement	(19)	(137)
Fair value—end of period	$109	$109

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

3. Inventories, net

Inventories consist of raw materials, work in process and finished goods and are stated at the lower of cost or net realizable value and consist of the following (in thousands):

	Balance as of
	September 30, 2022	December 31, 2021
Raw materials	$773	$722
Work-in-process	—	159
Finished goods	101	230
Total	$874	$1,111

The Company did not record any inventory impairment charges for the three and nine months ended September 30, 2022. The Company recorded inventory impairment charges of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, primarily related to DSUVIA and Zalviso component parts inventory.

4. Asset Acquisition

On January 7, 2022, the Company closed its acquisition of Lowell and acquired the product nafamostat, and the associated patents and historical know-how. The acquisition was valued at approximately $32.5 million plus cash acquired of $3.5 million and certain other adjustments. All options to purchase capital stock and all shares of Lowell capital stock issued and outstanding immediately before the effective time of the merger were cancelled in exchange for the right to receive (i) 450,477 shares of AcelRx common stock issued at a five day daily volume weighted average price of $11.46 per share as of January 7, 2022, or the Acquisition Date, valued at $5.2 million on closing, (ii) cash in the amount of $3.5 million, (iii) 69,808 shares of AcelRx common stock to be held back to satisfy any potential indemnification and other obligations of Lowell and its securityholders valued at $0.8 million, (iv) $0.5 million cash and stock paid for sellers’ transaction costs and (v) up to $26.0 million of contingent consideration payable in cash or stock at AcelRx's option, upon the achievement of regulatory and sales-based milestones.

The shares issued in the merger were issued in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, including Rule 506 of Regulation D promulgated under the Securities Act, or Regulation D, without general solicitation as a transaction not involving any public offering.

The merger has been accounted for as an asset acquisition of a single IPR&D asset that has an alternative future use. The initial measurement of the asset purchased of $8.8 million was based on the purchase cost of $12.4 million including (i) $6.0 million common stock fair value on the closing date (issued and held back on the acquisition date), (ii) $0.5 million seller’s costs paid by the Company, (iii) $3.5 million cash and (iv) approximately $2.5 million of transaction costs less purchase price allocated to cash acquired of $3.5 million. Due to the nature of regulatory and sales-based milestones, the contingent consideration of up to $26.0 million was not included in the initial cost of the assets purchased as they are contingent upon events that are outside the Company’s control, such as regulatory approvals and issuance of patents, and are not considered probable until notification is received. However, upon achievement or anticipated achievement of each milestone, the Company shall recognize the related, appropriate payment as an additional cost of the acquired IPR&D asset. As of September 30, 2022, none of the contingent events has occurred.

The following table summarizes the total consideration for the acquisition and the value of the IPR&D asset acquired (in thousands):

Consideration
Cash	$3,536
Issuance of common stock to Lowell security holders in connection with asset acquisition	5,161
Issuance of common stock to settle Lowell’s transaction costs in connection with asset acquisition	350
Liability for issuance of 69,808 hold back shares to Lowell securityholders(1)	800
Transaction costs	2,521
Total consideration	$12,368

IPR&D Asset Acquired
Purchase price	$12,368
Cash acquired	(3,549)
Total IPR&D asset acquired(2)	$8,819

(1) Recorded as Other long-term liabilities in the condensed consolidated balance sheets.

(2) Recorded as In-process research and development asset in the condensed consolidated balance sheets.

The IPR&D asset will be initially accounted for as an indefinite-lived asset, and as a long-lived asset, it will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the IPR&D asset achieves regulatory approval and the asset life is determined to be finite, the asset’s useful life will be estimated, and the asset will be amortized over its remaining useful life. No impairment losses were recorded on the IPR&D asset during the three and nine months ended September 30, 2022.

5. Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Balance as of
	September 30, 2022	December 31, 2021
Laboratory equipment	$4,406	$4,406
Leasehold improvements	5,838	5,838
Computer equipment and software	1,589	1,589
Construction in process	9,481	13,805
Tooling	826	826
Furniture and fixtures	250	250
	22,390	26,714
Less accumulated depreciation and amortization	(11,504)	(10,786)
Property and equipment, net	$10,886	$15,928

The Company has decided to realign its cost structure from a focus on commercialization to a focus on advancing its recently acquired late-stage development pipeline, namely the pre-filled syringes and Niyad product candidates. As a result, the Company has also decided to not focus any development resources on Zalviso in the United States, and does not expect to resubmit the Zalviso NDA in the foreseeable future. In addition, due to the termination of the agreements with Grünenthal for Zalviso in Europe and the related withdrawal of the Marketing Authorization in Europe in July 2022, the Company does not expect any revenues from Zalviso in Europe in the foreseeable future. Accordingly, the Company determined that it is no longer probable that it will realize the future economic benefit associated with the costs of the Zalviso-related purchased equipment and manufacturing-related facility improvements the Company has made at its contract manufacturer and, therefore, recorded a non-cash impairment charge of $4.9 million to the Zalviso-related assets for the nine months ended September 30, 2022. The impairment charge was recorded as operating expense in the condensed consolidated statement of operations. Depreciation and amortization expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.

6. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021, into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Product sales:
DSUVIA	$478	$1,364
DZUVEO	29	155
Total product sales	$507	$1,519

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Product sales:
DSUVIA	$160	$733
Zalviso	—	270
Total product sales	160	1,003

Contract and collaboration revenue:
License revenue	1,696	1,696
Non-cash royalty revenue related to Royalty Monetization (Note 9)	—	83
Royalty revenue	—	28
Other revenue	6	6
Total revenues from contract and other collaboration	1,702	1,813
Total revenue	$1,862	$2,816

For additional details on the Company’s accounting policy regarding revenue recognition, refer to Note 1 “Organization and Summary of Significant Accounting Policies - Revenue from Contracts with Customers” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Product Sales

The Company’s commercial launch of DSUVIA in the United States occurred in the first quarter of 2019. Zalviso was sold in Europe by the Company’s collaboration partner, Grünenthal, through May 12, 2021, at which time, due to the termination of the Grünenthal Agreements, the rights to market and sell Zalviso in Europe reverted back to the Company. In July 2022, the European Marketing Authorization for Zalviso was withdrawn. DZUVEO sales in Europe by the Company’s collaboration partner, Aguettant, have recently commenced.

Contract and Other Collaboration

Contract and other collaboration revenue includes revenue under the Grünenthal Agreements related to research and development services, non-cash royalty revenue related to the Royalty Monetization and royalty revenue for sales of Zalviso in Europe and license revenue recognized under the DZUVEO Agreement. For the three and nine months ended September 30, 2022, the Company did not record any contract and other collaboration revenue.

Contract Liabilities

A contract liability of $1.2 million was recorded on the condensed consolidated balance sheets as deferred revenue as of September 30, 2022, $0.1 million of which represented the current portion, for the portion of the upfront fee received under the DZUVEO Agreement allocated to the material right for discounted price on future optional product supply which has not yet been satisfied. The material right contract liability will be recognized over the period the discount on future product supply is made available.

The following table presents changes in the Company’s contract liability for the nine months ended September 30, 2022 and 2021 (in thousands):

Balance at January 1, 2022	$1,237
Deductions for performance obligations satisfied:
In current period	(43)
Balance at September 30, 2022	$1,194

Balance at January 1, 2021	$49
Additions(1)	1,237
Deductions for performance obligations satisfied:
In current period	(49)
Balance at September 30, 2021	$1,237

(1) Deferred revenue under the DZUVEO Agreement with Aguettant.

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

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, or the Warrants, which are exercisable for an aggregate of 8,833 shares of the Company’s common stock with a per share exercise price of $56.60. The Warrants have been classified within stockholders’ deficit and accounted for as a discount to the loan by allocating the gross proceeds on a relative fair value basis.

As of September 30, 2022 and December 31, 2021, the accrued balance due under the Loan Agreement with Oxford was $7.4 million and $13.3 million, respectively. Interest expense related to the Loan Agreement was $0.2 million, $0.1 million of which represented amortization of the debt discount, and $0.9 million, $0.3 million of which represented amortization of the debt discount, for the three and nine months ended September 30, 2022, respectively, while such interest expense was $0.5 million, $0.1 million of which represented amortization of the debt discount, and $1.7 million, $0.5 million of which represented amortization of the debt discount for the three and nine months ended September 30, 2021, respectively.

Non-Interest Bearing Payments for the Construction of Leasehold Improvements

In August 2019, the Company entered into a Site Readiness Agreement, or SRA, with Catalent Pharma Solutions, LLC, or Catalent, in contemplation of entering into a commercial supply agreement for its product DSUVIA at a future date. Under the SRA, the Company is building out a suite within Catalent’s production facility in Kansas City. If additional equipment and facility modifications are required to meet the Company’s product needs, the Company may be required to contribute to the cost of such additional equipment and facility modifications. The Company has determined that it is the owner of the leasehold improvements related to the build-out which are being paid in four annual installments of $0.5 million each. As of September 30, 2022 and December 31, 2021, the accrued balance under the SRA was $0.5 million, and $1.7 million of these leasehold improvements had been capitalized. The effective interest rate related to the payments at September 30, 2022 was 14%. The leasehold improvements are recorded as property and equipment, net, in the condensed consolidated balance sheets.

8. Leases

Office Lease

On March 26, 2021, the Company entered into a Sublease Agreement to sublet space for its new corporate headquarters. The Sublease Agreement commencement date was April 1, 2021. The Sublease Agreement is for a period of two years and three months with monthly rental payments of $17,000, including one month of abated rent. On the lease commencement date, the Company recognized an operating lease right-of-use asset in the amount of $0.4 million.

Contract Manufacturing Leases

The Company has entered into commercial supply manufacturing services agreements related to Zalviso and DSUVIA containing fixed fees which it has determined are in-substance lease payments. For additional information on these agreements, refer to Note 9 “Leases” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The components of lease expense are presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$344	$343	$1,030	$1,123
Gain on derecognition of operating lease	—	—	—	(522)
Sublease income	—	—	—	(199)
Loss on termination of sublease	—	—	—	331
Net lease costs	$344	$343	$1,030	$733

The weighted average remaining lease term and discount rate related to the operating leases are presented in the following table:

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term – operating leases (in years)	4.36	5.21
Weighted-average remaining discount rate – operating leases	12.8%	12.8%

Maturities of lease liabilities as of September 30, 2022 are presented in the following table (in thousands):

Year:
2022 (remaining three months)	$835
2023	1,344
2024	1,090
2025	1,040
2026	1,040
Thereafter	415
Total future minimum lease payments	5,764
Less imputed interest	(1,176)
Total	$4,588

Reported as:

Operating lease liabilities	$4,588
Operating lease liabilities, current portion	(1,360)
Operating lease liabilities, net of current portion	$3,228

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

The Company periodically assessed the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments were greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company prospectively adjusted the amortization of the liability and the effective interest rate. Grünenthal notified the Company that it was terminating the Amended License Agreement effective November 13, 2020. On August 31, 2020, PDL sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK, under the Royalty Monetization. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory. The rights to market and sell Zalviso in the Zalviso Territory reverted back to the Company on May 12, 2021.

On May 31, 2022, the Company entered into a Termination Agreement with SWK to fully terminate the Royalty Monetization for which the Company paid cash consideration of $0.1 million, and neither PDL nor SWK retains any further interest in the Royalty Monetization. Accordingly, effective May 31, 2022, the Royalty Monetization is no longer reflected on the Company’s consolidated financial statements or other records as a sale of assets to PDL or SWK and all security interests and other liens of every type held by the parties to the Royalty Monetization have been terminated and automatically released without further action by any party. The $84.1 million gain on extinguishment of the liability related to the sale of future royalties is recognized in the condensed consolidated statements of operations as other income.

The effective interest income rate for nine-month period ended September 30, 2022, was approximately 3.2%. The effective interest income rate for the nine-month period ended September 30, 2021, was approximately 3.6%.

The following table shows the activity within the liability account related to the sale of future royalties for the nine months ended September 30, 2022 and the period from inception on September 18, 2015 to September 30, 2022 (in thousands):

	Nine months ended September 30, 2022	Period from inception to September 30, 2022
Liability related to sale of future royalties — beginning balance	$85,288	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	—	(1,083)
Non-cash interest (income) expense recognized	(1,136)	24,051
Consideration paid for termination of Royalty Monetization	(100)	(100)
Gain on termination of liability related to sale of future royalties	(84,052)	(84,052)
Liability related to sale of future royalties as of September 30, 2022	$—	$—

As mentioned above, the Royalty Monetization was terminated on May 31, 2022.

10. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint names the Company and three of its officers and continues to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also alleges a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. On September 1, 2022, the Court held oral hearings on the Company’s motion to dismiss the amended complaint with prejudice that was filed on July 21, 2022. On September 28, 2022, the Court issued a formal written opinion, or the Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants. Plaintiffs have been granted 60 days leave to amend their complaint and resubmit on or before November 28, 2022.

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

11. Stockholders’ Equity

Preferred Stock

On August 3, 2022, the Company entered into a securities purchase agreement with Lincoln Park Capital Fund, LLC, or LPC or the Purchaser, pursuant to which the Company issued, in a private placement transaction, 3,000 shares of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share, with $100 per share stated value, together with a warrant to purchase up to an aggregate of 81,150 shares of common stock at an exercise price of $4.07 per share (see Note 12 “Warrants”), for $0.3 million. The transaction price of $0.3 million was allocated to the Series A Redeemable Convertible Preferred Stock and warrants based on their relative fair values. The Series A Redeemable Convertible Preferred Stock was initially recorded at $0.1 million separately from stockholders’ equity in the Company’s condensed consolidated balance sheets due to the shares being redeemable based on based on contingent events outside of the Company’s control.

The Series A Redeemable Convertible Preferred Stock was convertible, at the option of the holders, into shares of common stock at a conversion price of approximately $3.70 per share, subject to adjustment and beneficial ownership limitations set forth in the Certificate of Designation. The Company had the option to redeem the Series A Redeemable Convertible Preferred Stock for cash at 105% of the Stated Value on the date of and for 15 days following the Reverse Stock Split, subject to the Purchaser’s right to convert the shares prior to such redemption. The Purchaser has the right to require the Company to redeem the shares of Series A Redeemable Convertible Preferred Stock for cash at 110% of the Stated Value of such shares commencing after the Company’s right to redeem expires. The Series A Redeemable Convertible Preferred Stock must be redeemed for cash at 110% of the Stated Value upon a delisting event. As a result, the Series A Redeemable Convertible Preferred Stock was recorded separately from stockholders’ equity because it was redeemable upon the occurrence of redemption events that were considered not solely withing the Company’s control. As such, during the three months ended September 30, 2022, the Company recognized approximately $0.2 million in deemed dividends related to the Series A Redeemable Convertible Preferred Stock in the condensed consolidated statements of operations and comprehensive loss and the condensed consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit).

As of September 30, 2022 the Company’s intent was to redeem the Series A Redeemable Convertible Preferred Stock at its election therefore, the Series A Redeemable Convertible Preferred Stock was remeasured to the expected redemption value of $0.3 million, with a “deemed dividend” of $0.2 million recorded and impacts earnings per share.

The holders of the Series A Redeemable Convertible Preferred Stock was entitled to certain registration rights, rights for approval of increases in the authorized shares of such series, and to dividends paid on common stock on an as-if converted basis. The Series A Redeemable Convertible Preferred stock had no voting rights, other than the right to (i) vote exclusively on the Reverse Stock Split and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split and (ii) to 1,000,000 votes per each share of Series A Redeemable Convertible Preferred Stock, to vote together with the common stock, as a single class; to the extent cast on the Reverse Stock Split in the same proportion as shares of common stock. In addition, in the event of any liquidation, dissolution, or winding-up of the Company, the holders of the Series A Redeemable Convertible Preferred Stock are entitled to receive 110% the preferred stock’s Stated Value plus any declared but unpaid dividends before any payment is made to holders of common stock.

On October 11, 2022, the Company and LPC entered into the Securities Redemption Agreement whereby on October 12, 2022, the Company redeemed for cash at a price equal to 105% of the Stated Value per share all 3,000 outstanding shares of Series A Redeemable Convertible Preferred Stock for $0.3 million. As a result, all shares of such series were retired and are no longer outstanding. On October 25, 2022, the Company filed a certificate of elimination to its amended and restated certificate of incorporation which (i) eliminated the previous designation of 3,000 shares of Series A Redeemable Convertible Preferred Stock from the Company’s amended and restated certificate of incorporation and (ii) caused such shares of Series A Redeemable Convertible Preferred Stock to resume their status as authorized but unissued and non-designated shares of preferred stock.

Common Stock

ATM Agreement

The Company has entered into the ATM Agreement with Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $80.0 million.

The Company issued and sold approximately 0.04 million shares of common stock pursuant to the ATM Agreement and received net proceeds of $0.2 million, after deducting fees and expenses, during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company issued and sold approximately 0.2 million shares of common stock pursuant to the ATM Agreement, and received net proceeds of approximately $7.5 million, after deducting fees and expenses. As of September 30, 2022, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $35.9 million under the ATM Agreement.

12. Warrants

August 2022 LPC Warrant

On  August 3, 2022, the Company entered into a securities purchase agreement with LPC pursuant to which the Company, in a private placement transaction, sold (i) an aggregate of 3,000 shares of the Company's Series A Redeemable Convertible Preferred Stock, and (ii) warrants to purchase up to an aggregate of 81,150 shares of common stock, for an aggregate purchase price of $0.3 million (see Note 11 “Stockholders’ Equity”).

The  August 2022 LPC Warrant has an exercise price of $4.07 per share (subject to adjustment for stock splits, reverse stock splits and similar recapitalization events) and became immediately exercisable and has a term ending on February 3, 2028.

The  August 2022 LPC Warrant was valued at approximately $0.3 million using the Black-Scholes option pricing model as follows: exercise price of $4.07 per share, stock price of $4.44 per share, expected life of 5.5 years, volatility of 89.94%, a risk-free rate of 2.86% and 0% expected dividend yield. The Series A Redeemable Convertible Preferred Stock and the August 2022 LPC Warrant were issued in a unit structure with the August 2022 LPC Warrant eligible to be classified in stockholders’ equity, therefore the aggregate net proceeds of $0.2 million were allocated to the two securities using the relative fair value method, resulting in the Series A Redeemable Convertible Preferred Stock and the August 2022 LPC Warrant being allocated values of $129,000 and $110,000, respectively, and recorded to stockholders' equity.

As of  September 30, 2022, the August 2022 LPC Warrant had not been exercised and was still outstanding.

November 2021 Financing Warrants

On  November 15, 2021, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company, in a registered direct offering, sold (i) an aggregate of 875,000 shares of the Company's common stock, and (ii) warrants to purchase up to an aggregate of 875,000 shares of common stock, for an aggregate purchase price of $14.0 million.

The  November 2021 Financing Warrants have an exercise price of $20.00 per share and become exercisable, if the holder’s post-exercise beneficial ownership is less than or equal to 9.99%, 6 months after their issuance date and have a five-year term (  November 15, 2026). All common stock issuable under the issued warrants, were added to the Company’s effective registration statement on  November 15, 2021.

The  November 2021 Financing warrants were valued at approximately $8.6 million using the Black-Scholes option pricing model as follows: exercise price of $20.00 per share, stock price of $14.92 per share, expected life of five years, volatility of 91.77%, a risk-free rate of 1.26% and 0% expected dividend yield. The common stock and warrants were issued in a unit structure; therefore, in accordance with ASC Topic 815, the aggregate gross proceeds of $14.0 million were allocated to the two securities using the relative fair value method, resulting in the common stock and warrants being allocated values of $8.4 million and $5.6 million, respectively, and recorded to stockholders' equity.

As of  September 30, 2022, the November 2021 Financing Warrants had not been exercised and were still outstanding.

Loan Agreement Warrants

In connection with the Loan Agreement, on  May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 8,833 shares of the Company’s common stock with a per share exercise price of $56.60, or the Loan Agreement Warrants. The Loan Agreement Warrants  may be exercised on a cashless basis. The Loan Agreement Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of ten years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Loan Agreement Warrants. The number of shares for which the Loan Agreement Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Loan Agreement Warrants.

The Company estimated the fair value of these Loan Agreement Warrants as of the issuance date to be $0.4 million, which was used in estimating the fair value of the debt instrument and was recorded as equity. The fair value of the Loan Agreement Warrants was calculated using the Black-Scholes option-valuation model, and was based on the strike price of $56.60, the stock price at issuance of $53.20, the ten-year contractual term of the warrants, a risk-free interest rate of 2.22%, expected volatility of 80.22% and 0% expected dividend yield.

As of  September 30, 2022, Loan Agreement Warrants to purchase 8,833 shares of common stock issued to the Lender and its affiliates had not been exercised and were still outstanding. These warrants expire in  May 2029.

13. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$13	$24	$48	$67
Research and development	139	216	466	597
Selling, general and administrative	549	981	1,723	2,818
Total	$701	$1,221	$2,237	$3,482

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2022	88,718	$34.20
Granted	58,516	7.80
Vested	(44,232)	35.60
Forfeited	(16,324)	25.40
Restricted stock units outstanding, September 30, 2022	86,678	$17.20

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 0 and 7,098 shares of common stock underlying vested RSUs that were withheld during the three and nine months ended September 30, 2022, respectively, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2022	714,202	$59.80
Granted	117,032	7.80
Forfeited	(29,034)	27.20
Expired	(68,892)	60.80
Exercised	—	—
September 30, 2022	733,308	$52.60	5.8	$—

Vested and exercisable options—September 30, 2022	505,825	$66.40	4.5	$—
Vested and expected to vest—September 30, 2022	733,308	$52.60	5.8	$—

The per-share weighted average grant date fair value of the options granted for the nine months ended September 30, 2022 was estimated at $5.80 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended September 30, 2022
Expected term (in years)		6.3
Risk-free interest rate	1.6%	-	3.0%
Expected volatility		88%
Expected dividend rate		0%

As of September 30, 2022, there were 331,649 shares available for grant under the Company’s equity incentive plans and 211,876 shares available for grant under the Amended ESPP.

14. Net Income (Loss) per Share of Common Stock

The Company’s basic net income (loss) per share of common stock is calculated by dividing the net income (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the more dilutive of the 1) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or 2) the two-class method. For purposes of this calculation, options to purchase common stock, RSUs, and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock during the three and nine months ended September 30, 2022 and 2021 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Basic net income (loss) per common share:
Net (loss) income	$(6,750)	$(8,375)	$55,239	$(27,182)
Less: deemed dividend related to Series A Redeemable Convertible Preferred Stock	(186)	—	(186)	—
Less: income allocated to participating securities	—	—	(129)	—
Net (loss) income attributable to common shareholders	(6,936)	(8,375)	54,924	(27,182)
Weighted average shares outstanding — basic	7,377,363	5,961,224	7,338,853	5,861,111
Net income (loss) per share — basic	$(0.94)	$(1.40)	$7.48	$(4.64)

Diluted net income (loss) per common share:
Net (loss) income	$(6,750)	$(8,375)	$55,239	$(27,182)
Less: deemed dividend related to Series A Redeemable Convertible Preferred Stock	(186)	—	(186)	—
Less: income allocated to participating securities	—	—	(129)	—
Net (loss) income attributable to common shareholders	(6,936)	(8,375)	54,924	(27,182)
Weighted average shares outstanding — basic	7,377,363	5,961,224	7,338,853	5,861,111
Dilutive effect of RSUs	—	—	1,345	—
Dilutive effect of Warrants	—	—	27,095	—
Weighted average shares outstanding — diluted	7,377,363	5,961,224	7,367,293	5,861,111
Net income (loss) per share — diluted	$(0.94)	$(1.40)	$7.46	$(4.64)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs, stock options and ESPP to purchase common stock	821,875	823,766	817,086	823,766
Common stock warrants	964,983	8,833	910,928	8,833

In addition, the shares held back and contingently issuable in connection with the Lowell Merger, as described in Note 4. above, have also been excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because the contingencies for issuance of these shares have not been met. Further, the Series A Redeemable Convertible preferred shares contingently convertible to common shares upon certain events, as described in Note 11 above, have been excluded from the computation of diluted net income (loss) per share of common stock for the three months ended September 30, 2022, as the contingencies for conversion of these shares have not been met as of September 30, 2022.

15. Subsequent Event

Reverse Stock Split

On September 23, 2022, at a special meeting of stockholders, the Company's stockholders authorized the Company’s Board of Directors to effect the Reverse Stock Split of all outstanding shares of common stock in a range of 1-for-10 to 1-for-30 shares. The Board of Directors subsequently approved the Reverse Stock Split at a ratio of 1-for-20. The Reverse Stock Split became effective at 5:01 p.m. Eastern Time on October 25, 2022. The Company's common stock began trading on the Nasdaq Global Market on a split-adjusted basis on October 26, 2022.

The Reverse Stock Split is primarily intended to bring the Company into compliance with the minimum bid price requirements for maintaining its listing on the Nasdaq Global Market.

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

Future development and commercialization efforts contingent upon identification of corporate partnership resources.

ARX-02	Higher Strength Sufentanil Sublingual Tablet	Cancer breakthrough pain in opioid-tolerant patients

Phase 2 clinical trial and End of Phase 2 meeting completed. Investigational New Drug, or IND, application was inactivated.

Future development contingent upon identification of corporate partnership resources.

ARX-03	Combination Sufentanil/Triazolam Sublingual Tablet	Mild sedation and pain relief during painful procedures in a physician’s office	Phase 2 clinical trial and End of Phase 2 meeting completed. IND application was inactivated. Future development contingent upon identification of corporate partnership resources.

Pre-filled Syringe Product Candidates

Product/Product Candidate	Description	Target Use	Status
Ephedrine	Ephedrine pre-filled syringe, containing 10 ml of a solution of 3 mg/ml ephedrine for injection	Clinically important hypotension occurring in the setting of anesthesia	Product candidate licensed from Aguettant; preparing NDA for submission to FDA. Approved in the European Union; owned and marketed by Aguettant.

Phenylephrine	Phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine for injection	Clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia	Product candidate licensed from Aguettant; preparing NDA for submission to FDA. Approved in the European Union; owned and marketed by Aguettant.

Nafamostat Product Candidates

Product/Product Candidate	Description	Target Use	Status
Niyad™	Lyophilized vial containing nafamostat for injection	Regional anticoagulant for injection into the extracorporeal circuit	Submitted an investigational device exemption, or IDE, and received Breakthrough Device Designation from the FDA. Preliminary EUA submitted.

LTX-608	Lyophilized vial containing nafamostat for injection	IV infusion as an anti-viral treatment for COVID-19	IND to be submitted following toxicology evaluation to enable Phase 2 study

LTX-608	Lyophilized vial containing nafamostat for injection	IV infusion for disseminated intravascular coagulation, or DIC	IND to be submitted following toxicology evaluation to enable Phase 2 study

LTX-608	Lyophilized vial containing nafamostat for injection	IV infusion for acute respiratory distress syndrome, or ARDS	IND to be submitted following toxicology evaluation to enable Phase 2 study

LTX-608	Lyophilized vial containing nafamostat for injection	IV infusion for acute pancreatitis	IND to be submitted following toxicology evaluation to enable Phase 2 study

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

As a result of COVID-19 and related international travel restrictions, in addition to the testing requirements of our vendor, the timing for testing and acceptance of our installed DSUVIA automated packaging line, and subsequent FDA approval, has been delayed. We are in discussions with our contract manufacturer as to expected timing of completion of validation testing required.

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

Department of Defense

In April 2020, DSUVIA achieved Milestone C approval by the Department of Defense, or DoD, a decision that clears the path for the DoD to begin placing orders for DSUVIA for inclusion in all Army Sets, Kits, and Outfits, or SKOs, for deployed/deploying troops. This SKO fulfillment is dependent on the Army’s completion of their product information package including instructions on fulfillment and training which remains in process. In September 2020, we announced that DSUVIA was added to the DoD Joint Deployment Formulary, a core list of pharmaceutical products that are designated for deploying military units across all service branches. Also in September 2020, the U.S. Army awarded AcelRx with an initial contract of up to $3.6 million over four years for the purchase of DSUVIA to support a DoD-sponsored study, which is currently underway, to aid the development of clinical practice guidelines. Since the fourth quarter of 2020, DSUVIA orders are being fulfilled for the Army Prepositioned Stock Program, or APS. The aforementioned clinical and APS orders are separate from the planned SKO fulfillment.

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

On September 18, 2015, we sold the majority of the royalty rights and certain commercial sales milestones we were entitled to receive under the Collaboration and License Agreement, entered into on December 16, 2013, with Grünenthal GmbH, or Grünenthal, which was amended effective July 17, 2015 and September 20, 2016, or the Amended License Agreement, to PDL BioPharma, Inc., or PDL, in a transaction referred to as the Royalty Monetization. On August 31, 2020, PDL announced that it had sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK. On May 31, 2022, we entered into a Termination Agreement with SWK to fully terminate the Royalty Monetization for which we paid cash consideration of $0.1 million, and neither PDL nor SWK retains any further interest in the Royalty Monetization. Accordingly, effective May 31, 2022, the Royalty Monetization is no longer reflected on our financial statements or other records as a sale of assets to PDL or SWK and all security interests and other liens of every type held by the parties to the Royalty Monetization have been terminated and automatically released without further action by any party. The $84.1 million gain on extinguishment of the liability related to the sale of future royalties is recognized in the condensed consolidated statements of operations as other income.

Reverse Stock Split

On October 25, 2022, we filed a certificate of amendment to our amended and restated certificate of incorporation to effect a 1-for-20 reverse stock split of our outstanding common stock, effective as of October 25, 2022, or the Reverse Stock Split. Unless expressly stated herein, all share amounts of our common stock presented in this Quarterly Report have been adjusted to reflect the Reverse Stock Split. See Notes 1 and 15 in the accompanying notes to the condensed consolidated financial statements for additional information.

Financial Overview

Although the termination of the Royalty Monetization resulted in net income for the nine months ended September 30, 2022, we have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue commercialization activities to support the U.S. launch of DSUVIA, support European sales of DZUVEO by Aguettant, and fund any future research and development activities needed to support the FDA regulatory review of our product candidates.

We will incur capital expenditures related to our fully automated packaging line for DSUVIA, which has been installed, and awaits final site acceptance testing by our contract manufacturer and submission of final data to the FDA for approval. We anticipate that the fully automated line for DSUVIA will contribute to a significant decrease in costs of goods sold after FDA approval.

Our net loss for the three months ended September 30, 2022 was $6.8 million and our net income for the nine months ended September 30, 2022 was $55.2 million, while our net loss for the three and nine months ended September 30, 2021 was $8.4 million and $27.2 million, respectively. As of September 30, 2022, we had an accumulated deficit of $418.3 million. As of September 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments totaling $20.9 million compared to $51.6 million as of December 31, 2021.

To extend our financial resources, we are realigning our cost structure from a focus on commercialization to a focus on advancing our recently acquired late-stage development pipeline, namely the pre-filled syringes and Niyad product candidates. As a result, we have also decided to not focus any development resources on Zalviso in the United States and do not expect to resubmit the Zalviso NDA in the foreseeable future. In addition, due to the termination of our agreements with Grünenthal for Zalviso in Europe and the related withdrawal of our Marketing Authorization in Europe in July 2022, we do not expect any revenues from Zalviso in Europe in the foreseeable future. Accordingly, we recorded a non-cash impairment charge of $4.9 million for the nine months ended September 30, 2022 related to Zalviso property and equipment. Future development of Zalviso will be contingent upon identification of corporate partnership resources.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the nine months ended September 30, 2022, from those previously disclosed in our Annual Report, except as follows:

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

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. We also evaluate which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. When a transaction accounted for as an asset acquisition includes an in-process research and development, or IPR&D, asset, the IPR&D asset is only capitalized if it has an alternative future use other than in a particular research and development project. For an IPR&D asset to have an alternative future use: (a) we must reasonably expect that we will use the asset acquired in the alternative manner and anticipate economic benefit from that alternative use, and (b) our use of the asset acquired must not be contingent on further development of the asset subsequent to the acquisition date (that is, the asset can be used in the alternative manner in the condition in which it existed at the acquisition date). Otherwise, amounts allocated to IPR&D that have no alternative use are expensed. Our asset acquisitions typically include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration is not recognized until all contingencies are resolved and the consideration is paid or probable of payment, at which point the consideration is allocated to the assets acquired on a relative fair value basis.

Net Income (Loss) per Share of Common Stock

Basic and diluted loss per common share, or EPS, are calculated in accordance with the provisions of FASB ASC Topic 260, Earnings per Share.

Our Series A Redeemable Convertible Preferred Stock issued during the quarter ended September 30, 2022, met the definition of a participating security given their rights to participate in dividends if declared on common stock, which requires us to apply the two-class method to compute both basic and diluted net income or loss per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as these securities are participating securities, we are required to calculate diluted net income or loss per share under the if-converted method in addition to the two-class method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to the Series A Redeemable Convertible Preferred stockholders is performed as the holders of these securities are not contractually obligated to participate in our losses.

For additional information regarding the net income (loss) per share, see Note 14 “Net Income (Loss) per Share of Common Stock”.

Results of Operations

As mentioned above, we are realigning our cost structure from a focus on commercialization to a focus on advancing our recently acquired late-stage development pipeline. In 2022, we have reduced our headcount-related expenses, primarily within the commercial organization. In the beginning of 2022, we employed 43 full-time employees. As of September 30, 2022, we employed 20 full-time employees. These reductions have resulted in, and will continue to result in, decreased operating expenses in 2022 and beyond. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our commercial launch of DSUVIA, our research and development efforts, variations in the level of expenditures related to commercial launch, development efforts and debt service obligations during any given period, and the uncertainty as to the extent and magnitude of the impact from the COVID-19 pandemic. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. In particular, to the extent our commercial and medical affairs personnel continue to be subject to varying levels of restriction on accessing hospitals and ambulatory surgical centers due to COVID-19, and to the extent government authorities and certain healthcare providers are continuing to limit elective surgeries, we expect our sales volume to be adversely affected.

Three and Nine Months Ended September 30, 2022 and 2021

Revenue

Product Sales Revenue

Product sales revenue consists of sales of DSUVIA in the United States and, prior to May 13, 2021, Zalviso in Europe.

Product sales revenue by product for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
	(In thousands, except percentages)
DSUVIA	$507	$160	$347	217%	$1,519	$733	$786	107%
Zalviso	—	—	—	—%	—	270	(270)	(100)%
Total product sales revenue	$507	$160	$347	217%	$1,519	$1,003	$516	51%

The increase in DSUVIA product sales revenue for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, was primarily the result of increased sales volume for DSUVIA and DZUVEO, partially due to purchases from our distributors in advance of our October 1, 2022 price increase. We expect inventory levels to decrease at these distributors over the next quarter or two and do not expect any returned product as a result of these sales. For the nine months ended September 30, 2021, there was $0.3 million in product sales revenue of Zalviso by Grünenthal. In May 2020, Grünenthal terminated the Collaboration and License Agreement and the Manufacture and Supply Agreement, or together, the Grünenthal Agreements, accordingly the rights to market and sell Zalviso in Europe reverted back to us on May 12, 2021. In July 2022, the European Marketing Authorization for Zalviso was withdrawn.

On July 14, 2021, we granted Aguettant the license rights to DZUVEO in the European Union under the DZUVEO Agreement. As of September 30, 2022 and December 31, 2021, we had current and non-current portions of deferred revenue under the DZUVEO Agreement of $0.1 million and $1.1 million, respectively.

Contract and Other Collaboration Revenue

Contract and other collaboration revenue included revenue under the Grünenthal Agreements, related to research and development services, non-cash royalty revenue related to the sale of the majority of our royalty rights and certain commercial sales milestones to SWK under the Royalty Monetization, and royalty revenue for sales of Zalviso in Europe. Contract and other collaboration revenue for the three and nine months ended September 30, 2021 was $0.06 million and $0.1 million, respectively.

Cost of Goods Sold

Total cost of goods sold for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
	(In thousands, except percentages)
Direct costs	$104	$134	$(30)	(22)%	$558	$569	$(11)	(2)%
Indirect costs	465	305	160	52%	1,671	1,950	(279)	(14)%
Total costs of goods sold	$569	$439	$130	30%	$2,229	$2,519	$(290)	(12)%

Direct costs from contract manufacturers for DSUVIA totaled $0.1 million and $0.6 million, respectively, for the three and nine months ended September 30, 2022. Direct costs from contract manufacturers for DSUVIA and Zalviso totaled $0.1 million and $0.6 million, respectively, in the three and nine months ended September 30, 2021, and included inventory impairment charges of $0.1 and $0.2 million, respectively, primarily related to DSUVIA and Zalviso component parts inventory. Direct cost of goods sold for DSUVIA and Zalviso includes the inventory costs of the active pharmaceutical ingredient, or API, third-party contract manufacturing costs, estimated warranty costs, packaging and distribution costs, shipping, handling and storage costs.

The indirect costs to manufacture DSUVIA totaled $0.5 million and $1.7 million for the three and nine months ended September 30, 2022, while the indirect costs to manufacture DSUVIA and Zalviso were $0.3 million and $2.0 million in the three and nine months ended September 30, 2021, respectively. Indirect costs include internal personnel and related costs for purchasing, supply chain, quality assurance, depreciation and related expenses.

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

Below is a summary of our research and development expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
Drug Indication/Description	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
	(In thousands, except percentages)
DSUVIA	$422	$646	$(224)	(35)%	$1,178	$990	$188	19%
PFS	189	—	189	100%	309	—	309	100%
Niyad	47	—	47	100%	305	—	305	100%
Overhead	650	770	(120)	(16)%	2,375	2,119	256	12%
Total research and development expenses	$1,308	$1,416	$(108)	(8)%	$4,167	$3,109	$1,058	34%

Research and development expenses for the three months ended September 30, 2022 decreased as compared to the three months ended September 30, 2021, primarily due to lower DSUVIA manufacturing-related development costs and compensation costs. Research and development expenses for the nine months ended September 30, 2022 increased as compared to the nine months ended September 30, 2021, primarily due to PFS and Niyad development activities, increased DSUVIA manufacturing-related development costs, depreciation expense and compensation costs.

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

Total selling, general and administrative expenses for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
	(In thousands, except percentages)
Selling, general and administrative expenses	$5,262	$8,640	$(3,378)	(39)%	$19,422	$24,978	$(5,556)	(22)%

Selling, general and administrative expenses decreased by $3.4 million and $5.6 million for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, is primarily due to net decreases in selling, general and administrative expenses including $1.6 million in personnel-related expenses, including travel expense, $0.9 million in DSUVIA-related selling expenses, $0.3 million in business development expense, and $0.4 million in non-cash stock-based compensation expense. The decrease for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, is primarily due to net decreases in selling, general and administrative expenses including $2.6 million in personnel-related expenses, including travel expense, $1.5 million in DSUVIA-related selling expenses, $0.5 million in business development expense, and $1.1 million in non-cash stock-based compensation expense.

Impairment of Property and Equipment

We have decided to not focus any development resources on Zalviso in the United States and do not expect to resubmit the Zalviso NDA in the foreseeable future. In addition, we do not expect any revenues from Zalviso in Europe in the foreseeable future. Accordingly, we determined that it is no longer probable that we will realize the future economic benefit associated with the costs of the Zalviso-related purchased equipment and manufacturing-related facility improvements we have made at our contract manufacturer and, therefore, recorded a non-cash impairment charge of $4.9 million to the Zalviso-related assets for the nine months ended September 30, 2022.

Other Income

Total other income for the three and nine months ended September 30 , 2022 and 2021, was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
	(In thousands, except percentages)
Interest expense	$(247)	$(538)	$291	(54)%	$(964)	$(1,824)	$860	(47)%
Interest income and other income (expense), net	140	32	108	338%	229	92	137	149%
Non-cash interest income (expense) on liability related to sale of future royalties	—	764	(764)	(100)%	1,136	2,345	(1,209)	(52)%
Gain on extinguishment of liability related to sale of future royalties	—	—	—	—	84,052	—	84,052	100%
Total other income (expense)	$(107)	$258	$(365)	(141)%	$84,453	$613	$83,840	13677%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, primarily as a result of a lower average outstanding loan balance. As of September 30, 2022, the outstanding balance due under the Loan Agreement with Oxford was $7.4 million. Refer to Note 7 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements for additional information.

Interest income and other income (expense), net, for the three and nine months ended September 30, 2022 and 2021, primarily consisted of interest earned on our investments and the change in the fair value of our contingent put option.

The non-cash interest income on the liability related to the sale of future royalties is attributable to the Royalty Monetization that we completed in September 2015. As described in Note 9 “Liability Related to Sale of Future Royalties”, the Royalty Monetization was recorded as debt under the applicable accounting guidance. The effective interest income rate for the nine months ended September 30, 2022 was approximately 3.2%, while the effective interest income rate for the nine months ended September 30, 2021 was approximately 3.6%.

On May 31, 2022, we entered into a Termination Agreement with SWK to fully terminate the Royalty Monetization and we recognized an $84.1 million gain on extinguishment of the liability related to the sale of future royalties.

Liquidity and Going Concern

Liquidity

The termination of the Royalty Monetization resulted in net income for the nine months ended September 30, 2022; however, before this, we had incurred recurring operating losses and negative cash flows from operating activities since inception and we expect to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Quarterly Report on Form 10-Q. We may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, debt securities, monetize or securitize certain assets, refinance our loan agreement, enter into product development, license or distribution agreements with third parties, or divest DSUVIA in the United States, DZUVEO in Europe, or any of our product candidates. While we believe our plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to further reduce our workforce, reduce the scope of, or cease, the commercial launch of DSUVIA, or the development of our product candidates in advance of the date on which our cash resources are exhausted to ensure that we have sufficient capital to meet its obligations and continue on a path designed to preserve stockholder value. In addition, if we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish rights to our technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us.

We have funded our operations primarily through issuance of equity securities, borrowings, payments from Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding of approximately $22.6 million from the U.S. Department of Defense, and more recently with revenues from sales of DSUVIA since the commercial launch in the first quarter of 2019 and the upfront payment under the DZUVEO Agreement with Aguettant.

As of September 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments totaling $20.9 million compared to $51.6 million as of December 31, 2021. The decrease was primarily due to cash required to fund our continuing operations, including debt service, development activities for our newly acquired late-stage pipeline product candidates, commercialization activities for DSUVIA, including installation of our automated packaging line for DSUVIA, and business development activities. If we are unsuccessful in our efforts to raise additional capital, based on our current and expected levels of operating expenses our current capital will not be sufficient to fund our operations for the next twelve months and will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

We entered the ATM Agreement with Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. We issued and sold approximately 0.04 million shares of common stock pursuant to the ATM Agreement and received net proceeds of $0.2 million, after deducting fees and expenses for the three and nine months ended September 30, 2022. For the nine months ended September 30, 2021, we issued and sold approximately 0.2 million shares of common stock pursuant to the ATM Agreement, and received net proceeds of approximately $7.5 million, after deducting fees and expenses. As of September 30, 2022, we may offer and sell shares of our common stock having an aggregate offering price of up to $35.9 million under the ATM Agreement.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan. After deducting all loan initiation costs and outstanding interest on the prior loan agreement with Hercules, we received $15.9 million in net proceeds. As of September 30, 2022, the outstanding balance under the Loan Agreement was $7.4 million. For more information, see Note 7 “Long-Term Debt” in the accompanying notes to the condensed consolidated financial statements.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(22,918)	$(21,998)
Net cash provided by (used in) investing activities	33,790	(21,684)
Net cash (used in) provided by financing activities	(5,803)	29,679

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

Cash used in operating activities of $22.9 million during the nine months ended September 30, 2022, reflected net income of $55.2 million, offset by aggregate non-cash items of $76.6 million and an approximate $1.6 million net change in our operating assets and liabilities. Non-cash inflows included an $84.2 million gain on the termination of the Royalty Monetization, partially offset by a $4.9 million charge for the impairment of Zalviso-related property and equipment and $2.2 million in stock-based compensation expense. The net change in our operating assets and liabilities included a $1.5 million decrease in accrued liabilities.

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

During the nine months ended September 30, 2022, cash provided by investing activities of $33.8 million was primarily the net result $43.2 million in proceeds from maturity of investments partially offset by $7.4 million for purchases of investments and $1.7 million in cash paid for the Lowell asset acquisition, net of cash acquired. During the nine months ended September 30, 2021, cash used in investing activities of $21.7 million was primarily the net result of $53.8 million for purchases of investments and $1.8 million for purchases of property and equipment, partially offset by $34.0 million in proceeds from the sale and maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During the nine months ended September 30, 2022, cash used in financing activities of $5.8 million was primarily due to long-term debt payments under the Loan Agreement with Oxford. During the nine months ended September 30, 2021, cash provided by financing activities of $29.7 million was primarily due to $36.4 million in net proceeds received in connection with equity financings, partially offset by $6.7 million used for payment of long-term debt.

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

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the ability to retain the listing of our common stock on the Nasdaq exchange;
•	the duration, impact and timing of COVID-19 on our operations, our sales representatives’ access to hospitals or other healthcare facilities, and our level of sales;
•	expenditures related to the launch of DSUVIA and potential commercialization of our product candidates, if approved;
•

expenditures related to drafting and submission of new drug or device regulatory applications with the US Food and Drug Administration, or the FDA, for our developmental product candidates and payment of statutory filing fees and related application prosecution costs arising from such submissions;

•	future manufacturing, selling and marketing costs related to DSUVIA and our product candidates, if approved, including our contractual obligations to Aguettant under the DZUVEO Agreement;
•	the ability to identify and secure potential partnerships with a third party having sufficient commercial resources to develop and potentially grow the DSUVIA asset;
•	costs associated with business development activities and licensing transactions;
•	the outcome and timing of the regulatory submissions for our product candidates, including our two in-licensed product candidates from Aguettant, and any approvals for our product candidates;
•	the outcome, timing and cost of the development of our nafamostat product candidates;
•	the initiation, progress, timing and completion of any post-approval clinical trials for DSUVIA, or our product candidates, if approved;
•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements, including the DZUVEO Agreement;
•	delays that may be caused by changing regulatory requirements;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of DSUVIA and our product candidates, if approved;
•	the cost of establishing new supply chains and related third party logistics to support our developmental product candidates;
•	the extent to which we acquire or invest in businesses, products and product candidates or technologies; and
•	the expenses associated with litigation.

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

Summary Risk Factors

Our business is subject to numerous risks, as more fully described in this section below this summary. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, our risks include:

●	Our business is being adversely impacted by the COVID-19 pandemic.
●	Our Emergency Use Authorization Application for Niyad™ is premised on the declared COVID-19 health emergency.
●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
●	We have not yet generated significant product revenue and may never be profitable.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
●

We require additional capital and may be unable to raise such capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to be unable to continue as a going concern and cease operations.

●	We may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, which may impose restrictions on our business.
●	The terms of our loan agreement with Oxford may restrict our current and future operations.
●	We might be unable to service our existing debt due to lack of cash flow and might be subject to default.
●	Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.
●	If we are unable to compete effectively, our products may not reach their commercial potential.
●	Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices that we may obtain.
●	Governmental guidelines and recommendations published and existing laws and regulations can reduce the use of DSUVIA® in the United States.
●	DSUVIA may cause adverse effects or have other properties that could limit market acceptance.
●	We face extensive regulatory requirements for our products and product candidates.
●	DSUVIA requires a REMS program.
●	Failure to receive required quotas of controlled substances or comply with the Drug Enforcement Agency regulations, or the cost of compliance with such regulations may adversely affect our business.
●	Our success is dependent on successful commercialization of DSUVIA.
●	We have limited experience commercializing DSUVIA.
●

Future sales of DSUVIA to the DoD are not predictable, may occur on an irregular basis and may not meet our expectations due to various United States government-related factors that are beyond our control.

●	The commercial success of DSUVIA and, if approved, our product candidates in the United States, as well as DZUVEO® in Europe, will depend upon the acceptance of those products.
●	Risks associated with our international operations could materially adversely affect our business.
●	Formulary approvals for DSUVIA or our product candidates, if approved, may not be achieved, or could be subject to certain restrictions, which could make it difficult for us to sell our products.
●	Coverage and adequate reimbursement may not be available for DSUVIA or our product candidates, if approved.
●	We may be unable to maintain or grow our sales and marketing capabilities for our products and, if approved, our product candidates.
●	We may experience difficulties in retaining our existing employees and managing our operations.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	Potential governmental and legal action regarding our commercialization of opioids could adversely affect our business, financial condition, results of operations and cash flows.
●	Our expectations for FDA approvability of our product candidates may be inaccurate,

●	Delays in clinical trials could result in increased costs and jeopardize or delay our ability to obtain regulatory approval and commence product sales.
●	The process for obtaining approval of an NDA is time consuming and is subject to unanticipated delays and costs.
●	We rely on third parties to conduct, supervise and monitor our clinical trials,
●	We rely on third party manufacturers and suppliers for our products in the United States and Europe.
●	We rely on limited sources of supply for the active pharmaceutical ingredient for DSUVIA.
●	Manufacturing issues may arise that could delay or increase costs related to commercialization, product development and regulatory approval.
●	Our acquisition of Lowell Therapeutics, Inc, or Lowell, may not be successful.
●	We may not succeed in establishing and maintaining collaborative relationships to commercialize and fund our product development activities.
●	We may not be able to defend our issued patents from third party claims and our pending patent applications may fail to issue.
●	Potential litigation involving our patents, patent applications and other proprietary rights could cause delays in bringing our products to market and interfere with our business.
●	We may not be able to enforce or ensure the protection of our intellectual property and rights in the United States and throughout the world.
●	We may not be able to adequately prevent disclosure of trade secrets and other proprietary information.
●	The market price of our common stock has been and may continue to be highly volatile.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
●	We face potential product liability claims and, if such claims are successful, we may incur substantial liability.
●	Litigation may substantially increase our costs and harm our business.
●	Our relationships with third parties are subject to applicable anti-kickback, fraud and abuse and other healthcare laws, which could expose us to significant penalties.
●	Our employees, agents and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
●	Our involvement in securities-related class action and related derivative litigation could divert our resources and management's attention and harm our business.
●	We may acquire companies, product candidates or products or engage in strategic transactions.
●	Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

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

Our Emergency Use Authorization Application for Niyad™ is premised on the declared COVID-19 health emergency.

The pending Emergency Use Authorization, or EUA, for Niyad is based upon the U.S. government’s declaration of a national health emergency due to the COVID-19 pandemic. In the event that the national health emergency ceases to exist though action or proclamation by the U.S. Health and Human Services, or HHS, all EUA applications based upon the COVID-19 emergency, including our application for Niyad, will become moot.

Risks Related to Commercialization

Our success is highly dependent on our ability, or a potential partner’s ability, to successfully commercialize DSUVIA.

We have invested a significant portion of our efforts and financial resources to develop and gain regulatory approval for DSUVIA and expect to continue making significant investments, or agree with a potential commercial partner, to commercialize DSUVIA. We believe our success is highly dependent on, and a significant portion of the value of our company relates to, our ability, or a potential partners’ ability, to successfully commercialize DSUVIA in the United States. The commercial success of DSUVIA depends heavily on numerous factors, including:

•	our ability to identify and secure potential strategic partnerships with a third party having sufficient commercial resources to maintain and potentially expand DSUVIA commercial sales;
•	our, or a potential partner’s ability to market, sell, and distribute DSUVIA;
•	our, or a potential partner’s ability to maintain or grow DSUVIA commercial sales with a reduced salesforce;
•	our, or a potential partner’s ability to establish and maintain commercial manufacturing relationships with our third party service providers;
•	acceptance by the medical community, including physicians, nurses, patients and pharmacy and therapeutics committees;
•	acceptance of pricing and placement on payers’ formularies;
•

our ability, or a potential partner’s to effectively compete with other medications for the treatment of moderate-to-severe acute pain in medically supervised settings, including IV-opioids and any subsequently approved products;

•	effective management of, and compliance with, the DSUVIA Risk Evaluation and Mitigation Strategy, or REMS, program;
•	continued demonstration of an acceptable safety profile of DSUVIA; and
•	our ability, or a potential partner’s to obtain, maintain, enforce, and defend our intellectual property rights and claims.

If we, or a potential partner, are unable to successfully commercialize DSUVIA, our business, financial condition, and results of operations will be materially harmed. We believe that the uptake of DSUVIA will be maximized through a partner with a larger commercial infrastructure and, as such, we are in discussions with potential partners that can execute a more robust commercial plan to support DSUVIA sales expansion, while further reducing our operating costs. The ultimate structure of a potential transaction with a third party may take multiple forms and is not known at this time.

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
•

limitations or warnings contained in the U.S. Food and Drug Administration, or FDA, -approved label for DSUVIA and, if approved, our product candidates, or the European Medicines Agency, or EMA, -approved label for DZUVEO;

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

We need to retain and maintain our existing sales, managerial, operational, finance and other personnel and resources in order to continue the commercialization of DSUVIA and manage our operations. Our current infrastructure may be inadequate to support our strategy and any future workforce reduction, such as the reduction that eliminated approximately 40% of our workforce in May 2022 and subsequent related workforce reductions, may be disruptive to our operations, may negatively affect our productivity, and may constrain our commercialization activities. For example, a further workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, negatively impacting employee morale and our corporate culture, or increased difficulties in our day-to-day operations, and prevent us from successfully commercializing DSUVIA as rapidly as planned. If we encounter such unanticipated consequences, we may have difficulty retaining and attracting personnel. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business. Furthermore, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost reduction plan, due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the cost reduction plan, our operating results and financial condition would be adversely affected.

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

•	our reliance on multiple third-party manufacturing partners to supply Aguettant with DZUVEO product for commercialization in Europe in accordance with our contractual obligations;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	different payer reimbursement regimes, governmental payers, patient self-pay systems and price controls;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from pandemics, geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

On July 14, 2021, we entered into the PFS Agreement with Aguettant pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine for injection. Aguettant will supply us with the products for use in commercialization, if they are approved in the U.S. Our current expectation based on our communication with the FDA is that the PFS ephedrine product will be approvable by the FDA without additional manufacturing changes or clinical development. We have not yet received all the available data to support the planned NDA filing for the PFS phenylephrine product. If we determine that additional development work will be needed for U.S. approval of either of the PFS product candidates, we would incur additional expense and be delayed in obtaining any revenue from that product.

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

In the European Union, or EU, and other European countries the pricing of prescription drugs is subject to government control. The EU also provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. In addition, the EMA has a “sunset clause” which provides that the marketing authorization of a medicine will cease to be valid if it is not placed on the market within three years of the authorization being granted or if it is removed from the market for three consecutive years; however, the European Commission has extended this date to December 31, 2022 for DZUVEO.

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

We have experienced and may in the future experience delays in clinical trials of our product candidates. Our post-approval clinical trials for DSUVIA, or any future FDA-required clinical trials for our product candidates, could be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;
•	inability to pay significant FDA filing fees;
•	delays in obtaining regulatory approval to commence a trial;
•	delays in reaching agreement with the FDA on final trial design;
•	imposition of a clinical hold by the FDA, Institutional Review Board, or IRB, or other regulatory authorities;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;
•	delays in obtaining required IRB approval at each site;
•	delays in recruiting suitable patients to participate in a trial;
•	delays in the testing, validation, manufacture and delivery of the tablets and device components of DSUVIA;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	clinical sites dropping out of a trial to the detriment of enrollment or being delayed in entering data to allow for clinical trial database closure;
•	time required to add new clinical sites; or
•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We have incurred significant net losses since our inception in July 2005, and as of September 30, 2022, we had an accumulated deficit of $418.3 million.

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

We require additional capital and may be unable to raise such capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to be unable to continue to operate as a going concern and cease operations.

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2022 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In June 2018, the EC granted marketing approval for DZUVEO and in July 2021 we entered into the DZUVEO Agreement with Aguettant to commercialize DZUVEO in Europe. Aguettant has recently begun the launch of DZUVEO in Europe. We will be substantially dependent on Aguettant to successfully commercialize DZUVEO in Europe. Any failures in the commercialization of DZUVEO in Europe could have a significant adverse impact on our revenues and operating results.

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

As of September 30, 2022, we had approximately $7.4 million of outstanding debt under the Loan Agreement. The Loan Agreement has a scheduled maturity date of June 1, 2023 and is secured by a first priority security interest in substantially all of our assets, with the exception of our intellectual property and those assets sold under the Royalty Monetization, where the security interest is limited to proceeds of intellectual property if it is licensed or sold.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. As of September 30, 2022, we are the owner of record of 94 issued patents worldwide drawn to AcelRx’s sufentanil sublingual tablets and related medication delivery devices. These issued patents include 18 patents that we have listed in the FDA’s Orange Book for DSUVIA, some of which have expiration dates that extend into 2031. These issued patents also include a European patent drawn to the DZUVEO device that has an expiration date that extends into 2036.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has historically been and may continue to be highly volatile.

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $3.57 and $12.10 during the first nine months of 2022, and between $9.81 and $55.40 during the year ended December 31, 2021. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

•	additions or departures of key management or scientific personnel;
•	costs associated with potential governmental investigations, inquiries, regulatory actions or lawsuits that may be brought against us as a result of us being an opioid manufacturer;
•	other types of significant lawsuits, including patent, stockholder, securities class action and derivative litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	liquidity of our common stock; and
•	trading volume of our common stock.

In addition, the stock market in general, and The Nasdaq Global Market, or Nasdaq, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Sales of a substantial number of shares of our common stock in the public market by us or our stockholders could cause our stock price to fall.

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in June 2020 and declared effective by the SEC in July 2020, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million. To date, we have approximately $40.5 million remaining under such universal shelf registration statement. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants under our equity incentive plans. Grants under our equity incentive plans may also cause our stockholders to experience additional dilution, which could cause our stock price to fall. In addition, in April 2022 we filed a resale registration statement to permit the former stockholders of Lowell to sell the shares of common stock we issued such stockholders in exchange for their shares of Lowell capital stock. We may in the future issue additional shares of our common stock as consideration in mergers, acquisitions and other business development transactions. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our shares of common stock outstanding are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA's review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. On September 28, 2022, the Court issued a formal written opinion, or the Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants. Plaintiffs have been granted 60 days leave to amend their complaint and resubmit on or before November 28, 2022. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. Please Note 10 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if AcelRx experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.4	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.	8-K	001-35068	3.1	08/04/2022

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of the Registrant.	8-K	001-35068	3.2	10/25/2022

3.6	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.1	08/12/2022

10.1	Securities Purchase Agreement, between the Registrant and Lincoln Park Capital Fund, LLC, dated as of August 3, 2022.	8-K	001-35068	10.1	08/04/2022

10.2	Registration Rights Agreement, between the Registrant and Lincoln Park Capital Fund, LLC, dated as of August 3, 2022.	8-K	001-35068	10.2	08/04/2022

10.3	Warrant to Purchase Common Stock of the Registrant, dated as of August 3, 2022.	8-K	001-35068	4.1	08/04/2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

Date: November 14, 2022	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)