Form 10-K/A
period 2022-12-31
ACELRX PHARMACEUTICALS INC
filed 2023-05-01
CIK 1427925

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 31, 2023, AcelRx, Inc, filed its Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Annual Report. The 2022 Annual Report omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the fiscal year.

We currently expect that our definitive proxy statement for our 2023 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K, or this Amendment, is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13 and 14 of the 2022 Annual Report to include the information required by such items;

●	delete the reference on the cover of the 2022 Annual Report to the incorporation by reference of portions of our proxy statement into Part III of the 2022 Annual Report; and

●
file new certifications of our principal executive officer and principal financial officer as exhibits and refile exhibits 4.7, 10.20, 10.21 and 10.23 to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934.

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

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the 2022 Annual Report. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2022 Annual Report. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the 2022 Annual Report was filed. Accordingly, this Amendment should be read in conjunction with the 2022 Annual Report and our other filings with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. These are only some of the factors that may affect the forward-looking statements contained in the 2022 Annual Report. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in the 2022 Annual Report. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in the 2022 Annual Report. You should be aware that the forward-looking statements contained in the 2022 Annual Report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in the 2022 Annual Report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law.

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

ACELRX PHARMACEUTICALS, INC.

2022 ANNUAL REPORT ON FORM 10-K

AMENDMENT NO. 1

TABLE OF CONTENTS

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Our executive officers and directors as of April 24, 2023 are as follows:

Name	Age	Title

Executive Officers
Vincent J. Angotti	55	Director and Chief Executive Officer
Raffi Asadorian	53	Chief Financial Officer
Pamela P. Palmer, M.D., Ph.D.	60	Director, Chief Medical Officer and Co-Founder
Badri Dasu	60	Chief Engineering Officer

Directors
Adrian Adams (2)(3)	72	Chairman and Director
Richard Afable, M.D. (2)	69	Director
Marina Bozilenko (1)	57	Director
Jill Broadfoot (1)	62	Director
Stephen J. Hoffman, M.D. Ph.D. (3)	69	Director
Howard B. Rosen (1)	65	Director
Mark Wan (2)(3)	57	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Adrian Adams has served as our Chairman since February 2013. Since January 2020, Mr. Adams has also served as Chairman of the board of directors of Impel Pharmaceuticals, Inc., a publicly traded specialty pharmaceutical company, and in May 2020 he took on the additional role of Chief Executive Officer. In addition, Mr. Adams has served as Chairman of the board of directors of Akebia Therapeutics, Inc., a specialty publicly traded pharmaceutical company, since December 2018. Previously, Mr. Adams served as Chief Executive Officer of Aralez Pharmaceuticals, Inc., a specialty pharmaceutical company, after the merger between Pozen, Inc. and Tribute Pharmaceuticals Canada, Inc. in February 2016 to January 2019 and served as a member of the board of directors from February 2016 to April 2019. Prior to that, from May 2015 to January 2016, Mr. Adams served as Chief Executive Officer and a member of the board of directors of Pozen, Inc. Mr. Adams served as Chief Executive Officer and President of Auxilium Pharmaceuticals Inc., a specialty biopharmaceutical company, from December 2011 until January 2015, when it was acquired by Endo International plc. Prior to joining Auxilium, from September 2011 until November 2011, Mr. Adams served as Chairman and Chief Executive Officer of Neurologix, a company focused on development of multiple innovative gene therapy development programs. Before Neurologix, Mr. Adams served as President and Chief Executive Officer of Inspire Pharmaceuticals, Inc., where he oversaw the commercialization and development of prescription pharmaceutical products and led the company through a strategic acquisition by global pharmaceutical leader Merck & Co., Inc. in May 2011. Prior to Inspire, Mr. Adams served as President and Chief Executive Officer of Sepracor Inc. from December 2006 until February 2010, when it was acquired by Dainippon Sumitomo Pharma Co. Prior to joining Sepracor, Mr. Adams was President and Chief Executive Officer of Kos Pharmaceuticals, Inc. from 2002 until the acquisition of the company by Abbott Laboratories in December 2006. Mr. Adams graduated from the Royal Institute of Chemistry at Salford University in the U.K. Mr. Adams has extensive national and international experience and has been instrumental in launching major global brands in addition to driving successful corporate development activities encapsulating financing, product and company acquisitions, in-licensing and company M&A activities, all of which provide him with the qualifications and skills to serve as a director.

Richard Afable, M.D. has served as our director since December 2013. Dr. Afable has served as trustee of Chapman University since March 2017, of Providence St. Joseph Health since January 2018, and he is the immediate past chair of the California Hospital Association. From July 2016 through December 2017, Dr. Afable has served as Executive Vice President and Chief Executive, Southern California, for Providence St. Joseph Health. From February 2013 to July 2016, Dr. Afable served as the Chief Executive Officer of Covenant Health Network, based in Irvine, California, a non-profit healthcare delivery system formed through the affiliation of Hoag Memorial Hospital Presbyterian and St. Joseph Health System. Prior to Covenant Health Network, Dr. Afable served as the President and Chief Executive of Hoag Memorial Hospital Presbyterian from 2005 to 2013. Prior to Hoag Memorial Hospital Presbyterian, Dr. Afable served as the Chief Medical Officer of Catholic Health East from 1999 to 2005. He earned a B.S. in Biology and an M.D. from Loyola University of Chicago, and a Master’s in Public Health from the University of Illinois at Chicago. Dr. Afable’s scientific, financial and business expertise, including his experience as an executive officer in the health care industry, provides him with the qualifications and skills to serve as a director.

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

Stephen J. Hoffman, M.D., Ph.D. has served as our director since February 2010. Dr. Hoffman served as Chief Executive Officer and Director of Aerpio Pharmaceuticals, Inc., from December 2017 to October 2019. Prior to that, Dr. Hoffman had been a Senior Advisor to PDL BioPharma, Inc. beginning in February 2014. Prior to that, he served as a managing director at Skyline Ventures, a venture capital firm, from May 2007 until February 2014. From January 2003 to March 2007, Dr. Hoffman was a general partner at TVM Capital, a venture capital firm. From 1994 to 2012, Dr. Hoffman served as President, Chief Executive Officer and a director of Allos Therapeutics, a biopharmaceutical company; and served as chairman of the board of directors from 2002 until its acquisition by Spectrum Pharmaceuticals in 2012. Dr. Hoffman currently serves on the board of directors of Dicerna Pharmaceuticals, Inc. and Palleon Pharmaceuticals, Inc. Dr. Hoffman holds a Ph.D. in Chemistry from Northwestern University and an M.D. from the University of Colorado, School of Medicine. Dr. Hoffman’s scientific, financial and business expertise, including his diversified background as an executive officer and investor in public pharmaceutical companies, provides him with the qualifications and skills to serve as a director.

Howard B. Rosen served as our Chief Executive Officer from April 1, 2016 until March 5, 2017, as our interim Chief Executive Officer from April 1, 2015 until March 31, 2016, and has served as our director since 2008. Since 2008, Mr. Rosen has served as a consultant to several companies in the biotechnology industry. He has also served as a lecturer at Stanford University in Chemical Engineering since 2008 and in Management since 2011. Mr. Rosen served as interim President and Chief Executive Officer of Pearl Therapeutics, Inc., a company focused on developing treatments for chronic respiratory diseases, from June 2010 to March 2011. From 2004 to 2008, Mr. Rosen was Vice President of Commercial Strategy at Gilead Sciences, Inc., a biopharmaceutical company. Mr. Rosen was President of ALZA Corporation, a pharmaceutical and medical systems company that merged with Johnson & Johnson, a global healthcare company, in 2001, from 2003 until 2004. Prior to that, from 1994 until 2003, Mr. Rosen held various positions at ALZA Corporation. Mr. Rosen is also currently a member of the board of directors of Kala Pharmaceuticals, Inc., a publicly traded biotechnology company, Aria Pharmaceuticals, Inc., Hopewell Therapeutics, Inc. and FireCyte Therapeutics, Inc., all of which are private biotechnology companies, Entrega, Inc., a private technology company, and Hammerton, Inc., a decorative lighting company. In addition, Mr. Rosen is a trustee of the National Academy of Engineering Foundation. Mr. Rosen previously served as chairman of the board of directors of Alcobra, Ltd., a public pharmaceutical company, from 2014 through 2017. Mr. Rosen holds a B.S. in Chemical Engineering from Stanford University, an M.S. in Chemical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Stanford Graduate School of Business. Mr. Rosen’s experience in the biopharmaceutical industry, including his specific experience with commercialization of pharmaceutical products, provides him with the qualifications and skills to serve as a director.

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

Audit Committee

The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. In 2022, the Audit Committee was comprised of Messrs. Edwards and Rosen, Mses. Broadfoot and Bozilenko, and Dr. Hoffman, each of whom was a non-employee member of our Board. Mr. Edwards resigned from our Board effective March 31, 2022 and Ms. Broadfoot became Chair of the Audit Committee, effective April 1, 2022. Dr. Hoffman resigned from the Audit Committee effective April 30, 2022 and Ms. Bozilenko was appointed as a member of the Audit Committee effective immediately upon Dr. Hoffman’s resignation.

The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

In addition, our Board has determined that each of the directors serving on our Audit Committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. Our Board has also determined that each of Mr. Edwards and Mses. Broadfoot and Bozilenko qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our Board considered the overall knowledge, experience and familiarity of each of Mr. Edwards and Mses. Broadfoot and Bozilenko with accounting matters, in analyzing and evaluating financial statements and in managing private equity investments. Mr. Edwards served as Chair of the Audit Committee until March 31, 2022 and Ms. Broadfoot became Chair of the Audit Committee, effective April 1, 2022. The composition of the Audit Committee satisfies the independence and other requirements of Nasdaq and the SEC.

Code of Business Conduct and Ethics

We have adopted the AcelRx Pharmaceuticals, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. All new employee and director hires are trained on the Code of Business Conduct and Ethics and the Company’s Whistleblower Policy as part of their on-hire training, and all employees and directors are provided with copies of both policies on an annual basis. The Code of Business Conduct and Ethics is available on our website at www.acelrx.com. Stockholders may request a free copy of the Code of Business Conduct and Ethics by submitting a written request to: AcelRx Pharmaceuticals, Inc., Attention: Investor Relations, 25821 Industrial Boulevard, Suite 400, Hayward, CA 94545. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11.	Executive Compensation

Our "named executive officers” for the year ended December 31, 2022, consisting of our chief executive officer and the two other most highly compensated executive officers serving as of December 31, 2022, were:

●	Vincent J. Angotti, Chief Executive Officer

●	Raffi Asadorian, Chief Financial Officer

●	Pamela P. Palmer, M.D., Ph.D., Chief Medical Officer and Co-Founder

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to our named executive officers as of December 31, 2022.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total
Vincent J. Angotti	2022	$636,540	$156,585	$233,892	$257,799	$12,200	$1,297,016
Chief Executive Officer	2021	636,540	376,000	1,156,667	267,347	11,400	2,447,954

Raffi Asadorian	2022	474,435	47,176	70,463	150,870	12,200	755,144
Chief Financial Officer	2021	460,616	129,250	272,262	151,082	11,400	1,024,610

Pamela P. Palmer, M.D., Ph.D.	2022	526,458	49,184	73,462	161,096	12,200	822,400
Chief Medical Officer	2021	511,124	129,250	272,262	159,471	11,400	1,083,507

(1)         The dollar amounts in this column represent the aggregate grant date fair value of the RSUs granted during the year, as computed in accordance with ASC 718, not including any estimates of forfeitures. For a discussion of valuation assumptions, see Notes 1 and 15 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. These amounts do not necessarily correspond to the actual economic value that may be received by the named executive officers.

(2)         The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Notes 1 and 15 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the named executive officers.

(3)         The dollar amounts in 2022 reflect the incentive bonuses awarded to the named executive officers under our 2022 Cash Bonus Plan and which were paid in the first quarter of 2023.

(4)         Reflects matching contributions made by AcelRx under its 401(k) Plan on behalf of each named executive officer.

Outstanding Equity Awards at December 31, 2022

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

		Option Awards(1)				Stock Awards(2)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Vincent J. Angotti	2/11/2022					19,500	$44,070
	2/11/2022		38,999	$8.03	2/11/2032
	3/3/2021					6,667	15,067
	3/3/2021		49,998	37.60	3/3/2031
	2/6/2020					3,334	7,535
	2/6/2020	14,166	5,833	34.40	2/6/2030
	2/11/2019	19,166	833	50.20	2/11/2029
		9,625		44.50	4/9/2028
		17,499		40.00	1/22/2028
		39,999		66.00	3/6/2027

Raffi Asadorian	2/11/2022					5,875	13,278
	2/11/2022		11,749	8.03	2/11/2032
	3/3/2021					2,292	5,180
	3/3/2021	3,007	3,868	37.60	3/3/2031
	3/3/2021		3,435	37.60	3/3/2031
	2/6/2020					1,146	2,590
	2/6/2020	4,869	2,005	34.40	2/6/2030
	2/11/2019	6,587	287	50.20	2/11/2029
		4,056		44.50	4/9/2028
		7,374		40.00	1/22/2028
		10,999		60.00	8/16/2027

Pamela P. Palmer, M.D., Ph.D.	2/11/2022					6,125	13,843
	2/11/2022		12,249	8.03	2/11/2032
	3/3/2021					2,292	5,180
	3/3/2021	3,007	3,868	37.60	3/3/2031
	3/3/2021		3,435	37.60	3/3/2031
	2/6/2020					1,146	2,590
	2/6/2020	4,869	2,005	34.40	2/6/2030
	2/11/2019	6,587	287	50.20	2/11/2029
		4,757		44.50	4/9/2028
		8,649		40.00	1/22/2028
		6,624		60.00	2/7/2027
		5,524		68.00	2/10/2026
		5,499		132.00	12/2/2024
		4,999		206.80	2/4/2024
		19,406		106.23	2/5/2023

(1)         With the exception of the performance-based stock options granted on April 9, 2018, and the share price performance-based vesting options granted on March 3, 2021, all stock options vest over 4 years, with 25% of the shares vesting on the one-year anniversary of the vesting commencement date, and 1/48th of the shares vesting monthly thereafter, subject to continuous service. Vesting commencement dates are included for stock options that were not fully vested as of December 31, 2022. The performance-based stock options granted to our named executive officers on April 9, 2018 were exercisable as follows: 50% of the stock option award became vested and exercisable upon our achievement of commercial approval by the FDA of its NDA for DSUVIA on or before February 15, 2019, which FDA approval was received on November 2, 2018; and the remaining 50% of the award vested on the one-year anniversary of the date of such FDA approval, or November 2, 2019, subject to continuous service.

(2)         The RSUs granted to our named executive officers vest in three equal consecutive annual installments on the first three anniversaries of the vesting commencement date.

Employment Arrangements

Vincent J. Angotti

In February 2017, we entered into an offer letter agreement with Mr. Angotti, which provided for an initial annual base salary of $600,000 with an annual cash bonus targeted at 55% of Mr. Angotti’s base salary. As of the date of this proxy statement, Mr. Angotti’s annual base salary is $655,636 and Mr. Angotti is eligible for an annual target bonus of up to 60% of his annual base salary.

Raffi Asadorian

In July 2017, we entered into an offer letter agreement with Mr. Asadorian, which provided for an initial annual base salary of $400,000 with an annual cash bonus targeted at 30% of Mr. Asadorian’s base salary. As of the date of this proxy statement, Mr. Asadorian’s annual base salary is $488,668 and Mr. Asadorian is eligible for an annual target bonus of up to 40% of his annual base salary.

Pamela P. Palmer, M.D., Ph.D.

In December 2010, we entered into an offer letter agreement with Dr. Palmer, which provided for an initial annual base salary of $375,000. As of the date of this proxy statement, Dr. Palmer’s annual base salary is $542,252 and Dr. Palmer is eligible for an annual target bonus of up to 40% of her annual base salary.

Benefits Upon Termination or Change in Control

Vincent J. Angotti

Under our offer letter agreement with Mr. Angotti, in the event that Mr. Angotti’s employment is terminated by us without cause (and not due to his death or disability) or he resigns for good reason, referred to as an involuntary termination, then he will be entitled to the following severance benefits:

•	a lump sum cash severance payment in an amount equal to twelve months of his then-current base salary, plus 100% of his target annual bonus for the year of termination;

•	reimbursement of COBRA premiums for up to twelve months; and

•
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

Cash Compensation Arrangements for 2022

Our non-employee director cash compensation is aligned with the 50th percentile of our peer group. Each member of our Board who is not our employee receives an annual retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for Board services, as applicable:

•	the Board Chair receives an additional annual retainer of $30,000;

•	the Audit Committee Chair receives an additional annual retainer of $20,000;

•	the FAST Committee Chair receives an additional annual retainer of $20,000;

•	the Compensation Committee Chair receives an additional annual retainer of $15,000;

•	the Nominating and Corporate Governance Committee Chair receives an additional annual retainer of $10,000;

•	an Audit Committee member receives an additional annual retainer of $10,000;

•	a FAST Committee member receives an additional annual retainer of $10,000;

•	a Compensation Committee member receives an additional annual retainer of $7,500; and

•	a Nominating and Corporate Governance Committee member receives an additional retainer of $5,000.

All Board and committee retainers accrue and are payable on a quarterly basis at the end of each calendar quarter of service. We reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board or committee meetings.

Equity Compensation Arrangements for 2022

Equity compensation for our non-employee directors consists of a mix of stock options and RSUs. In 2022, the equity grant value was split approximately equally between stock options and RSUs, with the number of RSUs being equal to 50% of the number of stock options. In February 2022, the Board approved the recommendations of the Compensation Committee to better align our non-employee director equity compensation closer to the 50th percentile of our peer group. Beginning in February 2022, upon election or appointment to our Board, a new non-employee director will be granted an initial stock option to purchase 2,325 shares of our common stock, which will vest as to 1/3rd of the shares subject to the option on the one-year anniversary of the date of grant and as to the remaining shares subject to the option on an equal monthly basis over the following two-year period, and 1,162 RSUs, which will vest as to 1/3rd of the RSUs on each anniversary of the date of grant over a three-year period. Each non-employee director who is then serving as a director or who is elected to our Board on the date of an annual meeting will be granted a stock option to purchase 1,550 shares of our common stock, which will vest in full on the one-year anniversary of the date of grant, and 775 RSUs, which will vest in full on the one-year anniversary of the date of grant.

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

2022 Director Compensation

The following table sets forth certain summary information for the year ended December 31, 2022 with respect to the compensation of our non-employee directors. Neither Mr. Angotti nor Dr. Palmer, who are executive officers, received or receives any additional compensation for serving on our Board. Mr. Edwards resigned from the Board effective March 31, 2022.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(3)	Option Awards (2)(3)	Total
Adrian Adams	$102,500	$3,581	$5,416	$111,497
Richard Afable, M.D.	55,000	3,581	5,416	63,997
Marina Bozilenko	57,500	3,581	5,416	66,497
Jill Broadfoot	57,500	3,581	5,416	66,497
Mark G. Edwards	15,000	—	—	15,000
Stephen J. Hoffman, M.D., Ph.D.	47,500	3,581	5,416	56,497
Howard B. Rosen	50,000	3,581	5,416	58,997
Mark Wan	67,500	3,581	5,416	76,497

(1)
The dollar amount in this column represents the grant date fair value of the RSUs granted to our non-employee directors during 2022, as computed in accordance with ASC Topic 718, not including any estimates of forfeitures. For a discussion of valuation assumptions, see Note 1 to our consolidated financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Stock-Based Compensation” included in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. This amount does not correspond to the actual economic value that may be received from the RSUs. As of December 31, 2022, our non-employee directors had the following outstanding RSUs: Mr. Adams – 775; Dr. Afable – 775; Ms. Bozilenko – 1,276; Ms. Broadfoot – 1,276; Mr. Edwards – 0; Dr. Hoffman – 775; Mr. Rosen – 775; and Mr. Wan – 775.

(2)
The dollar amount in this column represents the grant date fair value of the stock options granted to our non-employee directors during 2022. This amount has been calculated in accordance with ASC 718 using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Notes 1 and 15 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. This amount does not necessarily correspond to the actual economic value that may be recognized from the options. As of December 31, 2022, our non-employee directors had the following number of outstanding options: Mr. Adams – 8,925; Dr. Afable – 8,175; Ms. Bozilenko – 4,050; Ms. Broadfoot – 3,050; Mr. Edwards – 0; Dr. Hoffman – 8,175; Mr. Rosen – 76,973; and Mr. Wan – 8,175.

(3)
On July 15, 2022, the date of our 2022 annual meeting of stockholders, each of the non-employee directors was granted 775 RSUs and an option to purchase 1,550 shares of our common stock with an exercise price of $4.62 per share. The shares subject to these stock options and RSUs vest on the first anniversary of the date of grant.

Non-Employee Director Compensation Changes for 2023

In February 2023, the Board approved the recommendations of the Compensation Committee to better align our non-employee director equity compensation closer to the 50th percentile of our peer group and in order to maximize the benefit of the 2023 equity award component to our directors to the greatest extent possible under the remaining equity share pool available under the 2020 Equity Incentive Plan. Beginning in February 2023, the equity grant value was split between stock options (75%) and RSUs (25%), with the number of RSUs being equal to 50% of the number of stock options. Beginning in February 2023, each non-employee director who is then serving as a director or who is elected to our Board on the date of an annual meeting will be granted a stock option to purchase 3,487 shares of our common stock, which will vest in full on the one-year anniversary of the date of grant, and 581 RSUs, which will vest in full on the one-year anniversary of the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of April 24, 2023 by:

•	all those known by us to be beneficial owners of more than 5% of our common stock;

•	each director and nominee for director;

•	each named executive officer; and

•	all of our current executive officers and directors as a group.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	% of Total

Stockholders Owning Greater than 5%:
Armistice Capital, LLC(2)	864,328	7.9%

Directors and Named Executive Officers:
Adrian Adams(3)	16,437	*
Richard Afable, M.D. (4)	7,737	*
Vincent J. Angotti(5)	144,788	1.3%
Marina Bozilenko(6)	3,082	*
Jill Broadfoot(7)	1,040	*
Stephen J. Hoffman, M.D., Ph.D.(8)	7,687	*
Pamela P. Palmer, M.D., Ph.D.(9)	88,563	*
Howard B. Rosen(10)	79,360	*
Mark Wan(11)	7,687	*
Raffi Asadorian(12)	53,956	*
All current executive officers and directors as a group (11 persons)(13)	458,257	4.1%

*	Less than 1%.

(1)
This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 10,924,294 shares outstanding on April 24, 2023, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes shares of common stock issuable pursuant to the exercise of stock options that are exercisable within 60 days of April 24, 2023. Shares issuable pursuant to the exercise of stock options that are exercisable stock options and restricted stock units vesting within 60 days of April 24, 2023, are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Based on information disclosed in a Schedule 13G/A filed with the SEC on February 14, 2023, by Armistice Capital, LLC (“Armistice Capital”) reporting ownership as of December 31, 2022. Includes 864,328 shares reported as beneficially owned by Armistice Capital, of which Armistice Capital reports sole voting power and sole dispositive power with respect to zero shares, and shared voting power and shared dispositive power with respect to 864,328 shares, and 864,328 shares reported as beneficially owned by Steven Boyd (“Mr. Boyd”), of which Mr. Boyd reports sole voting power and sole dispositive power with respect to zero shares, and shared voting power and shared dispositive power with respect to 864,328 shares. Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the reported shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over these shares held by the Master Fund and thus may be deemed to beneficially own these shares held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own these shares held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of these shares directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. Despite such shared beneficial ownership, the reporting persons disclaim that they constitute a statutory group within the meaning of Rule 13d-5(b)(1) of the Securities Exchange Act of 1934. The address for Armistice Capital and Mr. Boyd is 510 Madison Avenue, 7th Floor, New York, New York 10022.

(3)	Includes 6,625 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

(4)	Includes 6,625 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

(5)	Includes 116,787 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

(6)	Includes 2,083 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

(7)	Includes 791 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

(8)	Includes 6,625 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

(9)	Includes 56,603 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

(10)	Includes 75,423 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

(11)	Includes 6,625 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

(12)	Includes 42,813 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

(13)	Includes 359,109 shares issuable pursuant to stock options exercisable within 60 days of April 24, 2023.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (A)	Weighted-average exercise price of outstanding options, warrants and rights(2) (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(3) (C)
Equity compensation plans approved by security holders	808,401	$52.98	554,703
Equity compensation plans not approved by security holders	—	—	—
Total	808,401	$52.98	554,703

(1)
Consists of the: (i) 2011 Equity Incentive Plan, as amended, (ii) Amended and Restated 2020 Equity Incentive Plan, and (iii) Amended and Restated 2011 Employee Stock Purchase Plan, or the ESPP. Number of securities includes: (i) 725,623 options with a weighted-average remaining life of 5.3 years and (ii) 82,778 shares of common stock to be issued following the vesting of RSUs for which no exercise price will be paid. Under the ESPP, participants are permitted to purchase our common stock at a discount on certain dates through payroll deductions within a pre-determined purchase period. Accordingly, the number of shares to be issued upon exercise of outstanding rights under the ESPP as of December 31, 2022 is not determinable.

(2)	The calculation of weighted average exercise price includes only outstanding stock options.

(3)
As of December 31, 2022, (i) 342,827 shares of common stock were available for issuance under the 2020 Equity Incentive Plan and (ii) 211,876 shares of common stock were available for issuance under the ESPP. On February 28, 2023, 26,016 shares were purchased under the ESPP and as of May 24, 2023, up to a maximum of 20,000 shares may be purchased in the current purchase period.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

There has not been since January 1, 2021, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any current director, executive officer, holder of more than 5% of our common stock or any immediate family member of any of the foregoing persons had or will have a direct or indirect material interest other than compensation arrangements, described under the sections titled “Executive Compensation” and “Director Compensation,” and indemnification agreements described below.

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

Change in Independent Registered Public Accounting Firm

On July 15, 2021, we were formally notified that OUM & Co. LLP, OUM, combined its practice with Withum and, as a result of such transaction, OUM effectively resigned as our independent registered public accounting firm on such date. Pursuant to certain terms of the transaction, OUM combined its operations with Withum operations and certain professional staff and partners of OUM joined Withum as employees or partners.

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

The report of OUM regarding our consolidated financial statements for the year ended December 31, 2020 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Prior to engaging Withum, neither we nor anyone on our behalf consulted with Withum regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or on the type of audit opinion that might be rendered by Withum on our consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K), and Withum did not provide any written report or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

We previously provided OUM with a copy of the disclosures regarding this change in independent registered public accounting firm reproduced in this Proxy Statement and we received a letter from OUM addressed to the SEC stating that they agree with the above statements. A copy of this letter was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 29, 2021.

Fees Billed By Independent Registered Public Accounting Firm in 2022 and 2021

As described above, on July 15, 2021, OUM combined its operations with the operations of Withum and certain professional staff and partners of OUM joined Withum as employees or partners. The following tables present the aggregate fees billed by OUM and Withum to us for the years ended December 31, 2022 and 2021.

OUM & Co. LLP (San Francisco, CA PCAOB ID Number 252)

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$—	$87,075
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$—	$87,075

(1)
Audit Fees. Consists of fees for professional services rendered for the review of our condensed consolidated financial statements for the first interim period of 2021. Fees also consist of review of interim condensed consolidated financial statements and fees for assistance with registration statements filed with the SEC, comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements for 2021.

WithumSmith+Brown, PC (San Francisco, CA PCAOB ID Number 100)

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$568,900	$508,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$568,900	$508,000

(1)
Audit Fees. Consists of fees for professional services rendered for the audit of our consolidated financial statements, review of interim condensed consolidated financial statements and fees for assistance with registration statements filed with the SEC, comfort letters and services that are normally provided by Withum in connection with statutory and regulatory filings or engagements for 2022 and 2021.

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

(a) The following documents are filed as part of the 2022 Annual Report filed with the SEC on March 31, 2023:

1.Financial Statements:

See Index to Financial Statements in Item 8 of the 2022 Annual Report.

2. Financial Statement Schedules:

Reference is made to the financial statement schedules included under Item 8 of Part II in the 2022 Annual Report. All other schedules are omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.

(b) Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1§	Agreement and Plan of Merger, dated as of November 14, 2021, by and among the Registrant, Lowell, Merger Sub 1, Merger Sub 2 and the Stockholder Representative.	10-Q	001-35068	2.1	11/15/2021

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	2/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	6/25/2019

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.	8-K	001-35068	3.1	08/04/2022

3.5	Certificate of Elimination of Series A Convertible Preferred Stock of the Registrant.	8-K	001-35068	3.2	10/25/2022

3.6	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.1	08/12/2022

4.1	Description of Capital Stock.	10-K	001-35068	4.1	3/15/2021

4.2	Reference is made to Exhibits 3.1 through 3.3.

4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	1/31/2011

4.4	Form of Warrant to Purchase Common Stock of the Registrant, dated as of May 30, 2019.	8-K	001-35068	4.1	6/3/2019

4.5		Form of Warrant to Purchase Common Stock of the Registrant, dated as of November 15, 2021.	8-K	001-35068	4.1	11/15/2021

4.6		Warrant to Purchase Common Stock of the Registrant, dated as of August 3, 2022.	8-K	001-35068	4.1	08/04/2022

4.7	^	Form of Common Warrant, as amended (April 2023).

4.8		Form of Pre-Funded Warrant (December 2022).	8-K	001-35068	4.2	12/28/2022

4.9		Form of Common Warrant, as amended (November 2022).	8-K	001-35068	4.3	12/28/2022

10.1+		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	1/7/2011

10.2+		2011 Equity Incentive Plan.	S-8	333-172409	99.3	2/24/2011

10.3+		Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	3/30/2011

10.4+		Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	3/30/2011

10.5+		Amended and Restated 2020 Equity Incentive Plan.	8-K	001-350683	10.1	6/17/2021

10.6+		Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.2	6/16/2020

10.7+		Forms of RSU Award Grant Notice and Award Agreement (RSU Award) under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.3	6/16/2020

10.8+		Amended and Restated 2011 Employee Stock Purchase Plan.	S-8	333-239213	99.4	6/16/2020

10.9+		Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	1/7/2011

10.10+		Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	1/7/2011

10.11+		Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	5/8/2017

10.12+		Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	7/19/2017

10.13+		Non-Employee Director Compensation Policy.	10-K	001-35068	10.13	3/10/2022

10.14+		Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	2/9/2017

10.15§	Sublease for a Single Sublessee, dated March 26, 2021, by and between the Registrant and Weichert Workforce Mobility Inc., as successor in interest to The MI Group, Inc.	10-Q	001-35068	10.3	5/17/2021

10.16§#	License and Commercialization Agreement (DZUVEO), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.1	11/15/2021

10.17§#	License and Commercialization Agreement (PFS), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.2	11/15/2021

10.18	Contingent Value Rights Agreement, dated as of January 7, 2022, by and among AcelRx Pharmaceuticals, Inc., James Wilkie, solely in his capacity as the representative of the Lowell stockholders and option holders, and Computershare Inc., and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, collectively as Rights Agent	8-K	001-35068	10.1	1/12/2022

10.19§#	Commercial Supply Agreement, effective March 31, 2021 by and between the Registrant and Catalent Pharma Solutions, LLC.	10-Q	001-35068	10.1	8/16/2021

10.20^#	Manufacturing Services Agreement between Registrant and Patheon Pharmaceuticals, Inc., dated as of January 18, 2013.

10.21^#	Amended and Restated Capital Expenditure Agreement between Registrant and Patheon Pharmaceuticals, Inc., effective as of December 12, 2012.

10.22	Second Amendment to Amended and Restated Capital Expenditure and Equipment Agreement, between the Registrant and Patheon Pharmaceuticals, Inc. effective as of January 30, 2014.	10-Q	001-35068	10.4	5/8/2014

10.23^#	Amendment #1 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of December 12, 2012.

10.24#	Amendment #2 to Manufacturing Services Agreement between the Registrant and Patheon Pharmaceuticals, Inc., effective as of August 4, 2017.	10-Q	001-35068	10.1	11/9/2017

10.25#	Purchase and Sale Agreement between Registrant and ARPI LLC, dated as of September 18, 2015.	10-Q	001-35068	10.6	11/3/2015

10.26#	Subsequent Purchase and Sale Agreement between ARPI LLC (a wholly owned subsidiary of the Registrant) and SWK Funding, LLC (assigned of PDL BioPharma, Inc.), dated as of September 18, 2015.	10-Q	001-35068	10.7	11/3/2015

10.27	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	6/21/2016

10.28	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of August 29, 2020.	S-3	333-239156	1.3	6/12/2020

10.29	Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 30, 2019.	8-K	001-35068	10.1	6/3/2019

10.30	First Amendment to Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 5, 2021.	10-Q	001-35068	10.4	11/15/2021

10.31		Second Amendment to Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of November 14, 2021.	10-K	001-35068	10.31	3/10/2022

10.32#		Agreement between the Registrant and SpecGX, LLC, dated June 16, 2017.	10-Q	001-35068	10.1	11/7/2019

10.33		Amendment to Agreement between the Registrant and SpecGX, LLC, dated September 23, 2019.	10-Q	001-35068	10.2	11/7/2019

10.34		Securities Purchase Agreement, between the Registrant and Lincoln Park Capital Fund, LLC, dated as of August 3, 2022.	8-K	001-35068	10.1	08/04/2022

10.35		Registration Rights Agreement, between the Registrant and Lincoln Park Capital Fund, LLC, dated as of August 3, 2022.	8-K	001-35068	10.2	08/04/2022

23.1		Consent of Withum Smith & Brown, LLP, Independent Registered Public Accounting Firm.	10-K	001-35068	23.1	03/31/2023

24.1		Power of Attorney (included in signature page).	10-K	001-35068	24.1	03/31/2023

31.1	^	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	^	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35068	32.1	03/31/2023

101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	10-K	001-35068	101.INS	03/31/2023

101.SCH		Inline XBRL Taxonomy Schema Document	10-K	001-35068	101.SCH	03/31/2023

101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document	10-K	001-35068	101.CAL	03/31/2023

101.DEF		Inline XBRL Taxonomy Definition Linkbase Document	10-K	001-35068	101.DEF	03/31/2023

101.LAB		Inline XBRL Taxonomy Label Linkbase Document	10-K	001-35068	101.LAB	03/31/2023

101.PRE		Inline XBRL Taxonomy Presentation Linkbase Document	10-K	001-35068	101.PRE	03/31/2023

104		Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).	10-K	001-35068	104	03/31/2023

^	Filed herewith.

§	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.

+	Indicates management contract or compensatory plan.

#	Material in the exhibit marked with an “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

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

Date: May 1, 2023	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Vincent J. Angotti
Vincent J. Angotti Chief Executive Officer and Director (Principal Executive Officer)

/s/ Raffi Asadorian
Raffi Asadorian Chief Financial Officer (Principal Financial and Accounting Officer)