Form 10-Q
period 2023-03-31
ACELRX PHARMACEUTICALS INC
filed 2023-05-10
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, the number of outstanding shares of the registrant’s common stock was 10,924,294.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc., and its consolidated subsidiaries. “Niyad” and “Fedsyra” are trademarks, and “ACELRX” and “Zalviso” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Form 10-Q, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-Q are contained principally under “Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Other Information - Item 1A. Risk Factors”. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•	our ability to obtain additional required financing and to continue as a going concern;
•	our ability to manage our operating costs and reduce our cash burn;
•	the accuracy of our estimates regarding the sufficiency of our cash resources, future revenues, expenses, and capital requirements;
•	our ability to maintain listing of our securities trading on the Nasdaq exchange;
•	the historical performance and high volatility in the market price of our common stock;
•

macroeconomic uncertainties, including inflationary pressures, domestic and global supply chain disruptions, labor shortages, significant volatility in global markets, recession risks and the worldwide COVID-19 pandemic;

•	our ability to file for and secure a potential Emergency Use Authorization for our lead nafamostat developmental product candidate, Niyad™;
•	our ability to conduct ourselves, or through a contract research organization, clinical trials in a timely and effective manner to advance the development of our product candidates;
•	our ability to successfully file for and obtain regulatory approval for, and then successfully launch and commercialize our developmental product candidates;
•

the success of our new corporate partner, Vertical Pharmaceuticals LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, in integrating and commercializing the DSUVIA asset in the United States, including their effectiveness in marketing, sales, and distribution of the DSUVIA product, itself or with potential collaborators;

•	the extent of future sales of DSUVIA by Alora to the Department of Defense, or DoD;
•	the size and growth potential of the potential markets for our developmental product candidates in the United States and in other jurisdictions, and our ability to serve those markets;
•	our estimates of the existence of and commercial potential for markets for our developmental product candidates, if approved;
•	our ability to realize the expected benefits and potential value created by the acquisition of Lowell Therapeutics, Inc., or Lowell, for our stockholders, on a timely basis or at all;
•

our ability to develop sales and marketing capabilities in a timely fashion, whether alone through recruiting qualified employees, by engaging a contract sales organization, or with potential future collaborators;

•	successfully establishing and maintaining commercial manufacturing and supply chain relationships with domestic and global third-party service providers;
•

our ability to manage effectively, and the impact of any costs associated with, potential governmental investigations, inquiries, regulatory actions or lawsuits that may be, or have been, brought against us;

•	our ability to obtain adequate government or third-party payer reimbursement for our developmental product candidates, if approved;
•

our ability to gain access to formularies and establish and then maintain effective relationships with pharmaceutical benefit managers and/or group purchasing organizations for our developmental product candidates, if approved;

•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;
•	our ability to identify and secure potential strategic partners to develop, secure regulatory approval for and then commercialize our developmental product candidates;
•	our ability to successfully retain our key commercial, scientific, engineering, medical or management personnel and hire new personnel as needed;
•	existing and future legislation and other regulatory developments in the United States and foreign countries;
•	the performance of our third-party suppliers and manufacturers, including any supply chain impacts or work limitations;
•	the success of competing therapies that are or become available; and
•	our ability to obtain and maintain intellectual property protection for our approved products and product candidates.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2023 (unaudited)	December 31, 2022(1)
Assets
Current Assets:
Cash and cash equivalents	$13,353	$15,275
Restricted cash	—	5,000
Short-term investments	—	495
Prepaid expenses and other current assets	525	1,865
Assets of discontinued operations	3,476	1,931
Total current assets	17,354	24,566
Operating lease right-of-use assets	49	96
In-process research and development asset	8,819	8,819
Other assets	70	70
Assets of discontinued operations	—	13,936
Total assets	$26,292	$47,487

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,398	$1,256
Accrued and other liabilities	1,418	2,431
Long-term debt, current portion	3,318	5,363
Operating lease liabilities, current portion	51	100
Liabilities of discontinued operations	3,278	4,620
Total current liabilities	9,463	13,770
Warrant liability	1,787	7,098
Other long-term liabilities	800	810
Liabilities of discontinued operations	—	3,995
Total liabilities	12,050	25,673

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 10,924,294 and 8,243,680 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	11	8
Additional paid-in capital	448,212	447,635
Accumulated deficit	(433,981)	(425,829)
Total stockholders’ equity	14,242	21,814
Total Liabilities and Stockholders’ Equity	$26,292	$47,487

(1)

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating costs and expenses:
Research and development	$1,047	$836
Selling, general and administrative	4,281	4,100
Total operating costs and expenses	5,328	4,936
Loss from operations	(5,328)	(4,936)
Other income:
Interest expense	(119)	(390)
Interest income and other income, net	5,511	38
Non-cash interest income on liability related to sale of future royalties	—	673
Total other income	5,392	321
Net income (loss) from continuing operations	64	(4,615)
Net loss from discontinued operations– See Note 3	(8,216)	(4,059)
Net loss	$(8,152)	$(8,674)
Net income (loss) per share attributable to stockholders:
Basic and diluted, continuing operations	$0.00	$(0.63)
Basic and diluted, discontinued operations	$(0.75)	$(0.56)
Basic and diluted loss per share	$(0.75)	$(1.19)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 10	10,893,954	7,281,187

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	8,243,680	$8	$447,635	$(425,829)	$21,814
Stock-based compensation	—	—	569	—	569
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	21,700	—	(22)	—	(22)
Exercise of prefunded warrants	2,632,898	2	—	—	2
Issuance of common stock upon ESPP purchase	26,016	1	30	—	31
Net loss	—	—	—	(8,152)	(8,152)
Balance as of March 31, 2023	10,924,294	$11	$448,212	$(433,981)	$14,242

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	6,840,967	$7	$437,684	$(473,584)	$(35,893)
Stock-based compensation	—	—	783	—	783
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	25,769	—	(58)	—	(58)
Issuance of common stock in connection with asset acquisition	481,026	—	5,511	—	5,511
Issuance of common stock upon ESPP purchase	7,671	—	58	—	58
Net loss	—	—	—	(8,674)	(8,674)
Balance as of March 31, 2022	7,355,433	$7	$443,978	$(482,258)	$(38,273)

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,152)	$(8,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest income on liability related to royalty monetization	—	(673)
Depreciation and amortization	262	420
Non-cash interest expense related to debt financing	38	134
Stock-based compensation	569	783
Revaluation of warrant liability	(5,311)	—
Impairment of net assets held for sale	7,007	—
Impairment of fixed assets	1,065	—
Gain on termination of lease liabilities	(1,098)	—
Gain on extinguishment of debt liability	(400)	—
Other	(15)	2
Changes in operating assets and liabilities:
Accounts receivable	33	(24)
Inventories	61	57
Prepaid expenses and other assets	1,550	360
Accounts payable	100	249
Accrued liabilities	(960)	(1,512)
Operating lease liabilities	30	(56)
Deferred revenue	(29)	—
Net cash used in operating activities	(5,250)	(8,934)
Cash flows from investing activities:
Purchase of property and equipment	(100)	(89)
Purchase of investments	—	(6,175)
Cash paid for asset acquisition, net of cash acquired	—	(1,156)
Proceeds from maturities of investments	500	27,596
Net cash provided by investing activities	400	20,176
Cash flows from financing activities:
Payment of long-term debt	(2,083)	(2,083)
Net proceeds from issuance of common stock in connection with exercise of prefunded warrants	2	—
Net proceeds from issuance of common stock through equity plans	31	58
Payment of employee tax obligations related to vesting of restricted stock units	(22)	(58)
Net cash used in financing activities	(2,072)	(2,083)
Net change in cash, cash equivalents and restricted cash	(6,922)	9,159
Cash, cash equivalents and restricted cash—Beginning of period	20,275	12,663
Cash, cash equivalents and restricted cash—End of period	$13,353	$21,822

NONCASH INVESTING ACTIVITIES:
Purchases of property and equipment in accounts payable and accrued liabilities	—	$1,275
Asset acquisition costs in accounts payable and accrued liabilities	—	$531
Liability for hold back shares in connection with asset acquisition in other long-term liabilities	—	$800
Issuance of common stock in connection with asset acquisition	—	$5,511

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

On March 12, 2023, the Company entered into an Asset Purchase Agreement, or the Purchase Agreement, with Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, pursuant to which Alora agreed to acquire certain assets and assume certain liabilities of AcelRx relating to its sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. The closing of the Purchase Agreement occurred on April 3, 2023 (see Note 3, “Discontinued Operations” and Note 11, “Subsequent Events” below).

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

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Laboratoire Aguettant, or Aguettant, pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States an ephedrine pre-filled syringe, or PFS, containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection, and (ii) a phenylephrine PFS containing 10 ml of a solution of 50 mcg/ml phenylephrine for injection. Aguettant will supply the Company with the products for use in commercialization and, if they are approved in the U.S.

Liquidity and Going Concern

The unaudited condensed consolidated financial statements for the three months ended March 31, 2023 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12 month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC. Management may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, debt securities, a new debt facility, monetizing or securitizing certain assets, entering into product development, license or distribution agreements with third parties, or divesting any of the Company’s remaining product candidates. While management believes its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to further reduce its workforce or delay the development of its regulatory filing plans for its product candidates in advance of the date on which the Company’s cash resources are exhausted to ensure that the Company has sufficient capital to meet its obligations and continue on a path designed to preserve stockholder value. In addition, if additional funds are raised through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to the Company.

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

As the par value per share of the Company's common stock remained unchanged at $0.001 per share, the change in the common stock recorded at par value has been reclassified to additional paid-in-capital on a retroactive basis. All references to shares of common stock, stock options, restricted stock units and warrants and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split on a retroactive basis.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period. The condensed consolidated balance sheet as of December 31, 2022, was derived from the Company’s audited financial statements as of December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Topic 326, or the Credit Losses standard, which the Company adopted using a modified retrospective approach on January 1, 2023. Topic 326 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value. The adoption of this standard did not have a material impact on the Company’s financial statements or related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2023, from those previously disclosed in its 2022 Annual Report on Form 10-K, except as follows:

In accordance with ASC 205-20 “Presentation of Financial Statements: Discontinued Operations”, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net loss separate from the net income (loss) of continuing operations.

The Company’s DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, the Company has classified the results of the DSUVIA business as discontinued operations in its unaudited condensed consolidated statements of operations for all periods presented. All assets and liabilities associated with the DSUVIA business were classified as assets and liabilities of discontinued operations in the unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 3, “Discontinued Operations”.

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

As of March 31, 2023, and December 31, 2022, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$1,716	$—	$—	$1,716
Money market funds	146	—	—	146
U.S. government agency securities	5,677	—	—	5,677
Commercial paper	5,814	—	—	5,814
Total cash, cash equivalents, and restricted cash	$13,353	$—	$—	$13,353

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$13,275	$—	$—	$13,275
Money market funds	321	—	—	321
U.S. government agency securities	2,444	—	—	2,444
Commercial paper	4,235	—	—	4,235
Total cash, cash equivalents and restricted cash	20,275	—	—	20,275

Short-term investments:
Commercial paper	495	—	—	495
Total short-term investments	495	—	—	495
Total cash, cash equivalents, restricted cash and short-term investments	$20,770	$—	$—	$20,770

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three months ended March 31, 2023 or the twelve months ended December 31, 2022. As such, we did not record a credit allowance for the three months ended March 31, 2023.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of March 31, 2023 and December 31, 2022, the Company held, in addition to Level II assets, a warrant liability related to the 2022 Warrants (see Note 12, “Warrants” in the Company’s 2022 Annual Report on Form 10-K for further description). The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate (see Note 8, “Warrants” below). The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in interest income and other income, net in the consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of March 31, 2023
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$146	$146	$—	$—
U.S. government agency securities	5,677	—	5,677	—
Commercial paper	5,814	—	5,814	—
Total assets measured at fair value	$11,637	$146	$11,491	$—

Liabilities
Warrant liability	1,787	—	—	1,787
Total liabilities measured at fair value	$1,787	$—	$—	$1,787

	As of December 31, 2022
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$321	$321	$—	$—
U.S. government agency securities	2,444	—	2,444	—
Commercial paper	4,730	—	4,730	—
Total assets measured at fair value	$7,495	$321	$7,174	$—

Liabilities
Warrant liability	7,098	—	—	7,098
Total liabilities measured at fair value	$7,098	$—	$—	$7,098

The following tables set forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three months ended March 31, 2023 (in thousands):

Three Months Ended March 31, 2023
Fair value—beginning of period	$7,098
Change in fair value of 2022 Warrants liability	(5,311)
Fair value—end of period	$1,787

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three months ended March 31, 2023 and the year ended December 31, 2022.

3. Discontinued Operations

On March 12, 2023, the Company entered into the Purchase Agreement with Alora for Alora’s acquisition of all assets related to DSUVIA, including inventories, equipment and intellectual property in exchange for consideration at closing of $1.1 million, a 15% royalty on commercial sales of DSUVIA, 75% royalty on sales of DSUVIA to the Department of Defense and up to $116.5 million in sales-based milestones.

The Company’s DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, the assets and liabilities associated with these operations have been classified as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. The carrying value of the disposal group was higher than its fair value, less costs to sell, and accordingly, an impairment loss was required at March 31, 2023. The operations and cash flows of the DSUVIA business are presented as discontinued for all periods presented. The transaction closed on April 3, 2023 (see Note 11, “Subsequent Events” below).

The following table presents the results of the discontinued operations for the three-month period ended March 31, 2023 and March 31, 2022 (in thousands):

	Three months ended
	March 31,
	2023	2022
Total revenues	$501	$442
Cost of goods sold	711	414
Selling, general and administrative expense	683	3,608
Impairment of net assets held for sale	7,007	—
Impairment of fixed assets	1,065	—
Gain on termination of lease liabilities	(1,098)	—
Research and development expenses	349	479
Loss from operations	8,216	4,059
Loss from discontinued operations before loss on disposal	$8,216	$4,059

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented (in thousands).

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$—	$—
Accounts receivable, net	276	309
Inventories	1,117	1,178
Prepaid expenses and other current assets	231	444
Property, plant and equipment, net	8,509	—
Operating lease right-of-use assets	178	—
Other assets	172	—
Less: expected loss on sale of discontinued operations	(7,007)	—
Total current assets of discontinued operations	3,476	1,931
Property, plant and equipment, net	—	10,261
Operating lease right-of-use assets	—	3,499
Other assets	—	176
Total non-current assets of discontinued operations	—	13,936
Total assets of discontinued operations	$3,476	$15,867

Accounts payable	618	784
Accrued liabilities	1,184	1,720
Operating lease liabilities, current portion	354	1,601
Note payable, current portion	—	400
Deferred revenue, current portion	1,122	115
Total current liabilities of discontinued operations	3,278	4,620
Operating lease liabilities, net of current portion	—	2,959
Deferred revenue, net of current portion	—	1,036
Total non-current liabilities of discontinued operations	—	3,995
Total liabilities of discontinued operations	3,278	8,615
Net assets of discontinued operations	$198	$7,252

The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Depreciation and amortization	$215	$379
Stock-based compensation	19	145
Impairment of net assets held for sale	7,007	—
Impairment of fixed assets	1,065	—
Gain on termination of lease liabilities	(1,098)	—
Gain on extinguishment of debt	(400)	—

The following table represents the expected loss on sale of discontinued operations for the three months ended March 31, 2023:

March 31, 2023
Expected cash proceeds	$2,723
Less: net assets transferred	(8,840)
Less: expected disposal costs	(890)
Expected loss on sale of discontinued operations, before income taxes	(7,007)
Income tax expense	—
Expected loss on sale of discontinued operations	$(7,007)

Per ASC 450, we booked a contingent loss against the net assets held for sale in the three months ended March 31, 2023.

4. In-License Agreement

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

As of March 31, 2023, there have been no payments by the Company to Aguettant under the PFS Agreement.

See Note 11, “Subsequent Events” below.

5. Long-Term Debt

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford Finance LLC, or Oxford, as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019.

As of March 31, 2023 and December 31, 2022, the accrued balance due under the Loan Agreement with Oxford was $3.3 million and $5.4 million, respectively. Interest expense related to the Loan Agreement was $0.1 million, $39,000 of which represented amortization of the debt discount, for the three months ended March 31, 2023, and was $0.4 million, $0.1 million of which represented amortization of the debt discount, for the three months ended March 31, 2022.

See Note 11, “Subsequent Events” below.

6. Leases

Office Lease

On March 26, 2021, the Company entered into a Sublease Agreement to sublet space for its new corporate headquarters, located at 25821 Industrial Boulevard, Hayward, California. The Sublease Agreement commencement date was April 1, 2021. The Sublease Agreement is for a period of two years and three months, ending on June 30, 2023, with monthly rental payments of approximately $17,000, including one month of abated rent. On the lease commencement date, the Company recognized an operating lease right-of-use asset in the amount of $0.4 million. Lease expense was approximately $50,000 for the three months ended March 31, 2023 and the remaining lease commitment of approximately $50,000 will be incurred in the second quarter of 2023.

7. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 1, 2022, the Court held oral hearings on the Company’s motion to dismiss the amended complaint with prejudice that was filed on July 21, 2022. On September 28, 2022, the Court issued a formal written opinion dismissing all of plaintiffs’ claims against the Company and the named defendants with leave to amend, and on November 28, 2022, plaintiffs filed a second amended complaint naming the Company and three of its officers and asserting violations under Sections 10(b) and 20(a) of the Exchange Act on the same grounds as in the amended complaint and seeking unspecified damages, interest, attorneys’ fees, and other costs. On January 30, 2023, the Company filed its new motion to dismiss the second amended complaint and on March 16, 2023, plaintiffs filed their opposition to the Company’s new motion to dismiss and on April 17, 2023, the Company filed its reply to the plaintiffs’ opposition. Oral hearings on the new motion to dismiss are scheduled for May 25, 2023.

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

8. Warrants

The activity related to warrants during the three months ended March 31, 2023, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at December 31, 2022	7,824,933	$1.72
Pre-funded warrants exercised	2,632,898	$0.0001
Outstanding at March 31, 2023	5,192,035	$2.59
Exercisable at March 31, 2023	964,983	$4.89

The pre-funded warrants issued in December 2022 to purchase 2,632,898 shares of common stock, or the 2022 Pre-Funded Warrants, were exercised in full in the three months ended March 31, 2023. The common warrants issued in December 2022 to purchase an aggregate of 4,227,052 shares of common stock, or the 2022 Warrants, were accounted for by the Company as a liability. At March 31, 2023, the 2022 Warrants were valued at approximately $1.8 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.658 per share, expected life of 6 years, volatility of 97.06%, a risk-free rate of 3.58% and 0% expected dividend yield. See Note 2, “Investments and Fair Value Measurement” and Note 11, “Subsequent Events”.

9. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	March 31, 2023	March 31, 2022
Research and development	$93	$174
Selling, general and administrative	457	464
Discontinued operations	19	145
Total	$569	$783

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2023	82,778	$16.97
Granted	44,091	1.76
Vested	(34,606)	21.61
Forfeited	(643)	17.91
Restricted stock units outstanding, March 31, 2023	91,620	$7.89

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 12,906 shares of common stock underlying vested RSUs that were withheld during the quarter ended March 31, 2023, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2023	725,623	$52.98
Granted	264,520	1.76
Forfeited	(1,950)	19.41
Expired	(90,802)	83.75
Exercised	—	—
March 31, 2023	897,391	$34.84	6.9	$—
Vested and exercisable options— March 31, 2023	459,397	$58.42	4.7	$—
Vested and expected to vest— March 31, 2023	897,391	$34.84	6.9	$—

The per-share weighted average grant date fair value of the options granted during the quarter ended March 31, 2023 was estimated at $1.39 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended March 31, 2023
Expected term (in years)	6.3
Risk-free interest rate	3.9%
Expected volatility	94%
Expected dividend rate	0%

As of March 31, 2023, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.7 million which is expected to be recognized over a weighted-average period of 2.2 years. As of March 31, 2023, there were 127,611 shares available for grant under the Company’s equity incentive plans and 185,860 shares available for grant under the Amended ESPP.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
RSUs, stock options and ESPP to purchase common stock	989,011	893,223
Common stock warrants	5,192,035	883,833

In addition, the shares held back and contingently issuable in connection with the Lowell Merger, as described in Note 4, “Asset Acquisition” to the Company’s 2022 Annual Report on Form 10-K, have also been excluded from the computation of diluted net loss per share of common stock for the periods presented because the contingencies for issuance of these shares have not been met.

11. Subsequent Events

Asset Purchase Agreement

On April 3, 2023, the Company, closed the transactions contemplated by the Purchase Agreement entered into on March 12, 2023, with Alora, pursuant to which Alora agreed to acquire certain assets and assume certain liabilities of AcelRx relating to its sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. The Product expressly excludes the pharmaceutical product referred to as Zalviso (sufentanil sublingual tablets, each 15 mcg), any other multi-dose administration system containing sufentanil sublingual tablets (whether as the sole active ingredient or in combination with other active ingredients), and any single-dose formulation of sufentanil for use outside of a medically supervised setting. With the closing of the transaction, AcelRx is entitled to receive (a) up to $116.5 million in sales-based milestones, (b) quarterly payments in an amount equal to 15% of net sales based on sales of Product to all customers, other than sales to the United States Department of Defense, or DoD, under the Marketing Agreement (as defined below), pursuant to which Alora will pay AcelRx 75% of Product net sales to the DoD, and sales by or on behalf of Laboratoire Aguettant, or Aguettant, and (c) 20% of any consideration, excluding royalty payments based on sales of Product and subject to customary exclusions, received by Alora or its affiliates in connection with a grant to any third party of a license related to Product, or by Alora or its affiliates or equityholders in connection with a sale or transfer to any third party of an ownership interest in any assets acquired by Alora under the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties, and covenants by each party. Alora agreed not to practice, license or otherwise exploit any of the intellectual property rights acquired by it under the Purchase Agreement to manufacture, develop or commercialize any product (other than Product) that is or has been commercialized by AcelRx or its affiliate as of the date of the Purchase Agreement, or any product that is competitive with any such product. In addition, Alora will use commercially reasonable efforts to maintain regulatory approvals for and commercialize Product in the United States. If Alora (together with other relevant parties, taken as a whole) fails to commercialize, sell and distribute Product within the six-month period beginning on July 1, 2023, then all rights granted to Alora pursuant to the Purchase Agreement will, upon AcelRx’s written notice, revert back to AcelRx. The Purchase Agreement also contains indemnification rights for each of AcelRx and Alora for breaches of representations, warranties, and covenants, as well as certain other matters, subject to certain specified limitations.

The Closing included the execution of the Amended DZUVEO Agreement (as defined below) and the Amended and Restated Supply Agreement (as defined below) between AcelRx and Aguettant, as well as certain ancillary agreements between AcelRx and Alora. Such ancillary agreements include (a) an intellectual property agreement, pursuant to which Alora granted fully-paid, royalty-free and perpetual licenses to AcelRx under certain specified intellectual property rights acquired by Alora under the Purchase Agreement for, among other things, the development, manufacture, commercialization and exploitation of certain products, including Zalviso, (b) a transition services agreement, pursuant to which, during the period specified therein, AcelRx will be paid to provide certain services (including, manufacturing technology transfer, supply chain, regulatory, and medical affairs services) to Alora, and distribute, on behalf of Alora, certain inventory of Product transferred to Alora under the Purchase Agreement, and (c) a marketing agreement, or the Marketing Agreement, pursuant to which AcelRx will have the exclusive right to market and offer Product for sale to DoD and Alora will pay to AcelRx 75% of net sales of Product sold to DoD, subject to adjustment in certain circumstances.

Amendments to Certain Agreements Between AcelRx and Aguettant

AcelRx and Aguettant are parties to (a) the License and Commercialization Agreement, dated July 14, 2021, pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in certain European countries for the management of acute moderate to severe pain in adults in medically monitored settings, or the DZUVEO Agreement, and (b) the supply agreement, dated December 6, 2021, with respect to the manufacture and supply of DZUVEO in form of bulk product by AcelRx to Aguettant, or the Supply Agreement. Pursuant to the Purchase Agreement, AcelRx and Aguettant entered into an amendment to the DZUVEO Agreement, or the Amended DZUVEO Agreement, and an amendment and restatement to the Supply Agreement, or the Amended and Restated Supply Agreement.

Pursuant to the Amended DZUVEO Agreement, (a) Aguettant’s obligations to make sales-based milestone payments and to achieve certain levels of minimum sales terminated, (b) AcelRx agreed to manufacture and supply DZUVEO in the form of bulk products (i.e., products that are pre-packaged in labeled pouches and packed in bright stock cartons for shipment) to Aguettant or its affiliates or sublicensees, and Aguettant will be responsible for manufacturing finished products from bulk products, before Aguettant establishes a semi-automated packaging line for Product, and (c) after Aguettant has established such semi-automated packaging line, AcelRx will cause DZUVEO to be manufactured and supplied in the form of bulk tablets (i.e., products in tablet forms supplied in bulk (not packaged) quantities) to Aguettant or its affiliates or sublicensees, and Aguettant will be responsible for manufacturing finished products from bulk tablets. The Amended and Restated Supply Agreement will govern the manufacture and supply of DZUVEO in the form of bulk products or bulk tablets, and contain customary terms, including those with respect to manufacturing requirements, forecast, delivery, and post-delivery inspection.

Pursuant to the Purchase Agreement, AcelRx assigned the Amended DZUVEO Agreement and the Amended and Restated Supply Agreement to Alora.

In addition, AcelRx and Aguettant are parties to the License and Commercialization Agreement, dated July 14, 2021, pursuant to which AcelRx obtained exclusive rights to develop and commercialize certain ephedrine pre-filled syringe and certain phenylephrine prefilled syringe in the United States, or the PFS Agreement. In connection with AcelRx’s and Aguettant’s agreement to enter into the Amended DZUVEO Agreement and the Amended and Restated Supply Agreement, the parties entered into an amendment to the PFS Agreement, or the Amended PFS Agreement, pursuant to which, effective April 3, 2023, (a) Aguettant paid AcelRx a complementary payment in the amount of EUR 1,500,000, and (b) AcelRx’s obligation to make a certain specified sales-milestone payment terminated such that the maximum amount in sales-based milestone payments that Aguettant is entitled to receive has been reduced to $21 million.

Repayment of Loan Agreement with Oxford

In connection with the closing of the divestment of DSUVIA to Alora, the Company and Oxford agreed that the Company would repay the loan in full without any prepayment penalties or the payment of future remaining interest that otherwise would have been payable under the Loan. On April 3, 2023, the Company paid Oxford the remaining amount due of approximately $3.4 million including accrued interest and fees under the Loan, and the Loan Agreement was terminated with no further obligations by either party.

Amended and Restated 2022 Warrants

On April 25, 2023, the 2022 Warrants were amended to remove the full ratchet anti-dilutive adjustment rights in the event the Company issues shares of common stock or common stock equivalents in the future with a value less than the then effective exercise price of such common warrants subject to certain customary exceptions, and further subject to a minimum exercise price of $1.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Form 10-Q, and with the audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report.

About AcelRx Pharmaceuticals, Inc.

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

Our portfolio consists of nafamostat product candidates and pre-filled syringe product candidates, as further described below. On April 3, 2023, we closed the transactions contemplated by the Asset Purchase Agreement, or the DSUVIA Agreement, with Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, entered into on March 12, 2023, pursuant to which Alora acquired certain assets and assumed certain liabilities of AcelRx relating to its sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. Refer to Note 3, “Discontinued Operations” and Note 11, “Subsequent Events” to the unaudited condensed consolidated financial statements to this Quarterly Report on Form 10-Q for additional information. We do not have plans to further develop any sufentanil sublingual product candidates.

Nafamostat Product Candidates

Product/Product Candidate	Description	Target Use	Status
Niyad™	Lyophilized vial containing nafamostat for injection	Regional anticoagulant for injection into the extracorporeal circuit

Submitted an investigational device exemption, or IDE, and received Breakthrough Device Designation from the United States Food and Drug Administration, or FDA. Submitted a request for Emergency Use Authorization to the FDA.

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

The second indication for our nafamostat product development candidate, LTX-608, on which we are focused is for the treatment of ARDS and DIC, an indication for which nafamostat is approved in Japan and South Korea. We have pending patent applications directed to the use of nafamostat in DIC, as an antiviral agent (e.g., COVID treatment), in ARDS and other indications.

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

Hospitals currently purchase non-FDA approved ready-to-use, pre-filled syringe products from compounding facilities, or manually dilute the products in-house. Our product candidates have been developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, potentially eliminating the need for calculations and additional dilution and filling steps. We therefore believe that, if approved, our products may offer significant benefits to hospitals and surgery centers over the current compounded products. In addition, our pre-filled syringe product candidates will also compete with existing generic versions of concentrated vial forms of product, ready-to-use diluted vial forms of product, and for Fedsyra, two recently FDA-approved pre-filled syringes with a different formulation and/or concentration than our product candidate.

Overview

On April 3, 2023, we closed the transactions contemplated by the DSUVIA Agreement with Alora pursuant to which Alora acquired certain assets and assume certain liabilities relating to the Product. The Product expressly excludes Zalviso, any other multi-dose administration system containing sufentanil sublingual tablets (whether as the sole active ingredient or in combination with other active ingredients), and any single-dose formulation of sufentanil for use outside of a medically supervised setting. Under the Purchase Agreement, we are entitled to receive quarterly payments in an amount equal to 15% of net Product sales to all customers excluding net sales to the Department of Defense and sales by or on behalf of Aguettant, and quarterly payments in an amount equal to 75% of net Product sales to the Department of Defense. We are also entitled to receive sales milestones up to $116.5 million based on the achievement of Alora attaining certain levels of annual sales. Refer to Note 3, “Discontinued Operations” and Note 11, “Subsequent Events” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

On January 7, 2022, we acquired Lowell Therapeutics, Inc., or Lowell, a privately held company, pursuant to the Agreement and Plan of Merger, dated as of November 14, 2021, or the Merger Agreement, in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, and which includes up to approximately $26.0 million of contingent consideration payable in cash or stock at AcelRx’s option, upon the achievement of regulatory and sales-based milestones, or the Merger Agreement. In connection with the Merger Agreement we acquired Niyad and LTX-608 (lyophilized vials of nafamostat for injection into the extracorporeal circuit or direct IV infusion to the patient, respectively), an in-process research and development, or IPR&D, asset. For additional information regarding the Merger Agreement, see Note 4, “Asset Acquisition” to the consolidated financial statements in our 2022 Annual Report on Form 10-K for additional information.

On July 14, 2021, we entered into a License and Commercialization Agreement, or the PFS Agreement, with Laboratoire Aguettant, or Aguettant, pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe containing 10 ml of a solution of 3 mg/ml ephedrine hydrochloride for injection and (ii) a phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine hydrochloride for injection. Aguettant will supply us with the products for use in commercialization and, if they are approved in the U.S., Aguettant was originally entitled to receive up to $24 million in sales-based milestone payments. In connection with our and Aguettant’s agreement to enter into the Amended DZUVEO Agreement (as defined below) and the Amended and Restated Supply Agreement (as defined below), we entered into an amendment to the PFS Agreement with Aguettant pursuant to which, effective on April 3, 2023, (a) Aguettant paid us a complementary payment in the amount of €1.5 million, and (b) the maximum amount in sales-based milestone payments that Aguettant is entitled to receive will reduce to $21 million.

On July 14, 2021, we also entered into a License and Commercialization Agreement, or the DZUVEO Agreement, with Aguettant pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Territory, for the management of acute moderate to severe pain in adults in medically monitored settings. We supply Aguettant with primary packaged product and Aguettant then completes secondary packaging of the finished product. Pursuant to the DSUVIA Agreement (as defined below), we and Aguettant entered into an amendment to the DZUVEO Agreement, or the Amended DZUVEO Agreement, and an amendment and restatement to the supply agreement with respect to the manufacture and supply of DZUVEO, or the Amended and Restated Supply Agreement. The rights and obligations under the Amended DZUVEO Agreement and the Amended and Restated Supply Agreement were assumed by Alora, as part of the DSUVIA asset divestment agreement. We received €2.5 million, or approximately $2.9 million, in 2021 under the DZUVEO Agreement. Refer to Note 4, “In-License Agreement”, and Note 11, “Subsequent Events” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Our strategy is focused on developing, obtaining approval, and commercializing our product candidates, Niyad and the pre-filled syringes. Accordingly, we divested DSUVIA to Alora in April 2023, who will continue to commercialize the product and pay us sales-based milestone and other payments. We believe this will maximize the value of DSUVIA as Alora has more available resources to invest on DSUVIA commercialization and as a result can execute a more robust commercial plan to support DSUVIA sales expansion, while we further reduce our operating costs. We have no plans on further developing or commercializing any of our other sufentanil sublingual products that were previously our product candidates. We are focused on achieving an Emergency Use Authorization, or EUA, for Niyad in 2023, and if successful, we expect to begin commercialization, while also initiating the clinical study for full regulatory approval.

On October 25, 2022, we filed a certificate of amendment to our amended and restated certificate of incorporation to effect a 1-for-20 reverse stock split of our outstanding common stock, effective as of 5:01 p.m. Eastern Time on October 25, 2022, or the Reverse Stock Split. Unless expressly stated herein, all share amounts of our common stock presented in this Annual Report have been adjusted to reflect the Reverse Stock Split. See Note 1 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

General Trends and Outlook

Global Supply Chain

We continue to engage with various elements of our supply chain and distribution channel, including our customers, contract manufacturers, and logistics and transportation providers, to supply our product candidates for development purposes and to remain informed of any challenges within our supply chain. We intend to adapt our plans as needed to continue to drive our product development programs. However, we may face disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products if the COVID-19 pandemic persists for an extended period of time and continues to impact our global supply chain. Such supply disruptions may adversely impact our ability to continue development of our product candidates and ultimately generate sales of and revenues from any approved products, and our business, financial condition, results of operations and growth prospects could be adversely affected.

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

Recent Developments

On April 3, 2023, we closed our divestment of DSUVIA to Alora. In connection with the closing of the transaction, we received a total of approximately $2.7 million from Aguettant and Alora. In connection with the closing, we also decided to fully repay our senior loan with Oxford Finance, LLC, or Oxford, leaving us debt-free after the closing of the transaction.

On April 25, 2023, we executed a Memorandum of Understanding, or MoU, with a contract manufacturer, or the CMO, for the active pharmaceutical ingredient, or API for Niyad. The MoU provides us with a secured supply of nafamostat API on an exclusive basis outside of all Asian countries for our request for Emergency Use Authorization, or EUA, submitted to the FDA in April 2023, and for our planned registrational study for Niyad later this year. The MoU also provides us access to the CMOs drug master file, or DMF for the nafamostat API. AcelRx and the CMO are required to use good faith efforts to execute a Master Supply Agreement, or MSA, with exclusivity outside of Asian countries, which will ensure a long-term supply of nafamostat API. The MoU requires that we make payments to the CMO based on the achievement of four separate milestones: (a) execution of the MoU, (b) receipt of an EUA from the FDA, (c) an approved Pre-Market Application, or PMA, from the FDA, and (d) execution of the MSA. The MoU is considered legally binding on both parties.

On April 27, 2023, we submitted a request for EUA for Niyad and responded to previous questions outlined by the FDA in a prior submission made by Lowell. Our submission included information on the active pharmaceutical ingredient and finished drug product, including stability testing data and a process validation protocol for Niyad, amongst other items requested by the FDA.

Financial Overview

We have incurred net losses and generated negative cash flows from operations and expect to continue to incur losses in the future as we continue to fund any future research and development activities needed to support the FDA regulatory review of our product candidates.

Our net loss for the three months ended March 31, 2023 and 2022 was $8.2 million and $8.7 million, respectively. As of March 31, 2023, we had an accumulated deficit of $434.0 million. As of March 31, 2023, we had cash, cash equivalents and short-term investments totaling $13.4 million compared to $20.8 million as of December 31, 2022.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three months ended March 31, 2023, from those previously disclosed in our Annual Report, as follows:

In accordance with ASC 205-20 “Presentation of Financial Statements: Discontinued Operations”, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net loss separate from the net income (loss) of continuing operations.

Our DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, we have classified the results of the DSUVIA business as discontinued operations in our unaudited condensed consolidated statements of operations for all periods presented. All assets and liabilities associated with the DSUVIA business were classified as assets and liabilities of discontinued operations in the unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Topic 326, or the Credit Losses standard, which we adopted using a modified retrospective approach on January 1, 2023. Topic 326 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value. The adoption of this standard did not have a material impact on our financial statements or related disclosures.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated financial position, statements of operations and cash flows.

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three months ended March 31, 2023 and 2022. Certain financial results (revenues and expenses) relating to the divestment of our DSUVIA/DZUVEO business are reflected in Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information. Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.

Three Months Ended March 31, 2023 and 2022

Revenue

As a result of the divestiture, all DSUVIA/DSUVEO-related revenues have been reclassified under discontinued operations.

Cost of Goods Sold

As a result of the divestiture, all DSUVIA/DSUVEO-related costs of goods sold have been reclassified under discontinued operations.

Research and Development Expenses

As a result of the divestiture, all DSUVIA/DSUVEO-related research and development expenses have been reclassified under discontinued operations.

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

Below is a summary of our research and development expenses during the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Niyad	$472	$—	$472	—%
PFS	4	57	(53)	(93)%
Zalviso	26	8	18	225%
Overhead	545	771	(226)	(29)%
Total research and development expenses	$1,047	$836	$211	25%

Research and development expenses for the three months ended March 31, 2023 increased as compared to the three months ended March 31, 2022, primarily due to Niyad research and development costs.

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

Total selling, general and administrative expenses for the three months ended March 31, 2023 and 2022, were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Selling, general and administrative expenses	$4,281	$4,100	$181	4%

Selling, general and administrative expenses remained flat during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to a reduced headcount in 2023 partially offset by increased legal expenses related to the divestment of DSUVIA.

Other Income

Total other income for the three months ended March 31, 2023 and 2022, was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Interest expense	$(119)	$(390)	$271	(69)%
Interest income and other income, net	5,511	38	5,473	14,403%
Non-cash interest income on liability related to sale of future royalties	—	673	(673)	(100)%
Total other income	$5,392	$321	$5,071	1,580%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily as a result of a lower average outstanding loan balance. As of March 31, 2023, the outstanding balance due under the Loan Agreement with Oxford was $3.3 million. On April 3, 2023, in connection with the closing of the DSUVIA Agreement, we fully repaid the Loan Agreement with Oxford. Refer to Note 5, “Long-Term Debt” and Note 11, “Subsequent Events” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Interest income and other income, net, for the three months ended March 31, 2023 and 2022, primarily consisted of changes in the fair value of our warrant liability and contingent put option and interest earned on our investments. The increase in interest income and other income, net for the three months ended March 31, 2023 as compared to 2022, was primarily due to the $5.3 million decrease in the fair value of our warrant liability.

The non-cash interest income on the liability related to the sale of future royalties is attributable to the royalty monetization which was fully terminated on May 31, 2022. Please refer to Note 11, “Liability Related to Sale of Future Royalties” to the consolidated financial statements in our 2022 Annual Report on Form 10-K for additional information.

Discontinued Operations

As of March 31, 2023, the DSUVIA business met all the conditions to be classified as held for sales, and because we consider the divestiture of the DSUVIA business to be a strategic shift that will have a major effect on our operations and financial results, represented a discontinued operation. All assets and liabilities associated with DSUVIA/DZUVEO were therefore classified as assets and liabilities of discontinued operations in our unaudited condensed consolidated balance sheets for the periods presented. Further, all historical operating results for DSUVIA/DZUVEO are reflected within discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented. For the three months ended March 31, 2023, we recognized an impairment on net assets held for sale of $7.0 million and a loss from discontinued operations of $1.2 million. For the three months ended March 31, 2022, we recognized a loss from discontinued operations of $4.1 million.

Liquidity and Capital Resources

Liquidity and Going Concern

We have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2023 and may incur significant losses and negative cash flows from operations in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Quarterly Report on Form 10-Q. We may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, debt securities, a new debt facility, monetizing or securitizing certain assets, entering into product development, license or distribution agreements with third parties, or divesting any of our product candidates. On April 26, 2023, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock; however, our depressed stock price will make it more difficult for us to raise additional capital through equity offerings. Please see “Part II., Item 1A. Risk Factors— Risks Related to Ownership of Our Common Stock — If we cannot regain compliance with Nasdaq’s continued listing requirements, our common stock may be delisted from The Nasdaq Global Market.” While we believe our plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to further reduce our workforce, reduce the scope of, or cease, the development of our product candidates in advance of the date on which our cash resources are exhausted to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value. In addition, if we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish rights to our technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us.

We have funded our operations primarily through issuance of equity securities, borrowings, payments from Grünenthal, monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding of approximately $22.6 million from the DoD, with revenues from sales of DSUVIA which we recently divested to Alora, and payments under the Amended DZUVEO Agreement with Aguettant.

As of March 31, 2023, we had cash, cash equivalents and investments totaling $13.4 million, compared to $20.8 million as of December 31, 2022. The decrease was primarily due to cash required to fund our continuing operations, including debt service, development activities for our newly acquired late-stage pipeline product candidates, and business development activities, including the divestment of DSUVIA. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

Pursuant to the ATM Agreement with Cantor, as our agent, we may offer and sell, from time to time through Cantor, shares of our common stock. There were no sales under the ATM Agreement for the three months ended March 31, 2023 or 2022. As of March 31, 2023, approximately $35.6 million of our common stock remained available for sale and issuance under the ATM Agreement; however, our ability to sell such shares under the shelf registration statement and the ATM Agreement will be limited until we are no longer subject to the SEC's “baby shelf” limitations.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan. After deducting all loan initiation costs and outstanding interest on the prior loan agreement with Hercules, we received $15.9 million in net proceeds. As of March 31, 2023, the outstanding balance due under the Loan Agreement with Oxford was $3.3 million. On April 3, 2023, in connection with the closing of the DSUVIA Agreement, we fully repaid the Loan Agreement with Oxford. Refer to Note 5, “Long-Term Debt” and Note 11, “Subsequent Events” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity. We do not expect COVID-19 to have a material impact on our high quality, short-dated investments.

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our unaudited condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(5,250)	$(8,934)
Net cash provided by investing activities	400	20,176
Net cash used in financing activities	(2,072)	(2,083)

Cash Flows from Operating Activities

The primary use of cash for our continuing operating activities during these periods was to support our product development efforts for our product candidates while the primary use of cash for discontinued operations was to fund commercial activities for DSUVIA. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, depreciation and amortization of our fixed assets, non-cash interest income (expense) related to the sale of future royalties and interest expense related to our debt financings.

Cash used in operating activities of $5.3 million during the three months ended March 31, 2023, reflected a net loss of $8.2 million, partially offset by aggregate non-cash charges of $2.1 million and included an approximate $0.8 million net change in our operating assets and liabilities. Non-cash adjustments included an impairment charge of $7.0 million on our net assets held for sale in connection with our divestment of DSUVIA, an impairment charge of $1.1 million on fixed assets, a gain of $1.1 million related to the termination of lease liabilities, a $5.3 million decrease in the fair value of our warrant liability and $0.6 million in stock-based compensation expense, a $0.4 million gain on extinguishment of debt, and $0.3 million in depreciation and amortization expense. The net change in our operating assets and liabilities included a $1.6 million decrease in prepaid expenses and other assets and a $1.0 million decrease in accrued liabilities.

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

During the three months ended March 31, 2023, cash provided by investing activities of $0.4 million was primarily the net result $0.5 million in proceeds from maturity of investments partially offset by $0.1 million for purchases of property and equipment.

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

During the three months ended March 31, 2023, cash used in financing activities of $2.1 million was primarily due to long-term debt payments under the Loan Agreement with Oxford. During the three months ended March 31, 2022, cash used in financing activities of $2.1 million was primarily due to long-term debt payments under the Loan Agreement with Oxford. On April 3, 2023, in connection with the closing of the DSUVIA Agreement, we fully repaid the Loan Agreement with Oxford. Refer to Note 5, “Long-Term Debt” and Note 11, “Subsequent Events” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Capital Commitments and Capital Resources

Our current operating plan includes expenditures related to the development of our product candidates. In addition, on January 7, 2022, we acquired Lowell in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, inclusive of approximately $26.0 million of contingent consideration payable in cash or stock at AcelRx’s option, upon the achievement of regulatory and sales-based milestones. For additional information regarding the acquisition of Lowell, see Note 4, “Asset Acquisition” to the consolidated financial statements in our 2022 Annual Report on Form 10-K for additional information. Our operating plan includes anticipated activities required for the development and supply of our nafamostat product candidates, and the preparation and submission of the NDAs for our two in-licensed PFS product candidates from Aguettant. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to gain approval of our product candidates in the United States and intend to update our cash forecasts accordingly. Considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least the next twelve months.

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

In the long term, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. We will have to raise additional funds through the sale of our equity securities, monetization of current and future assets, issuance of debt or debt-like securities or from development and licensing arrangements to sustain our operations and continue our development programs.

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

Previously Reported Material Weakness

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified a material weakness in our internal control over financial reporting related to the review procedures related to the technical accounting review and analysis over earnings per share calculations that were insufficient to prevent or detect errors in the calculation. Specifically, the error was due to management’s failure to identify warrants issued in November 2021 as participating securities and consequently attribute earnings to these securities as part of a two-class EPS calculation. This material weakness resulted in the restatement of our unaudited condensed consolidated financial statements for the quarterly periods ended June 30, 2022 and September 30, 2022.

We commenced measures to remediate the identified material weakness. Those remediation measures are ongoing and include enhanced processes to identify and appropriately apply applicable accounting requirements related to the earnings per share calculation to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We continue to provide access to accounting literature, research materials and documents, enhance the review and analysis process around the earnings per share calculation and increase communications among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Because of the material weakness in our internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed an enhanced review and analysis of the process around the earnings per share calculation and increased communications among our personnel and third-party professionals with whom we consult and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in internal control over financial reporting. We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters under the caption “Part I. Financial Information—Item 1. Financial Statements—Note 7, Commitments and Contingencies—Litigation.”

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

Summary Risk Factors

Our business is subject to numerous risks, as more fully described in this section below this summary. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. . In particular, our risks include:

●	Our Emergency Use Authorization, or EUA, Application for Niyad™ is premised on the declared COVID-19 health emergency.
●	We may fail to realize the benefits expected from our acquisition of Lowell Therapeutics, Inc., or Lowell, which could adversely affect our stock price.
●

We are dependent on the ability of Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or together Alora, to successfully commercialize DSUVIA in order to receive royalties from DSUVIA. If Alora is unable to successfully commercialize DSUVIA, our business, financial condition, and results of operations will be materially harmed.

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
●

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications will be due to be payable to the United States Patent and Trademark Office and various foreign governmental patent agencies annually in several stages over the lifetime of the patents and/or applications.

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

●

If we cannot regain compliance with Nasdaq’s listing requirements, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

We have divested DSUVIA to Alora, who will continue to commercialize the product and we will receive royalties and milestone payments based on their sales. The commercial success of DSUVIA will depend heavily on numerous factors, including:

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

We have experienced and may in the future experience delays in clinical trials of our product candidates. Our FDA-required clinical trials for our product candidates, could be delayed for a variety of reasons, including:

•	inability to raise funding necessary to initiate or continue a trial;

•	inability to pay significant FDA filing fees;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	imposition of a clinical hold by the FDA, Institutional Review Board, or IRB, or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required IRB approval at each site;

•	delays in recruiting suitable patients or subjects to participate in a trial;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment or being delayed in entering data to allow for clinical trial database closure;

•	time required to add new clinical sites;

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials; or

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our or our partners’ ability to sell the products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for approved products in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We would expect that our product candidates will experience pricing pressures in connection with the product sale due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we or our partners fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, there may be difficulty achieving market acceptance of our products and our business will be harmed.

Furthermore, market acceptance and sales of our products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs and devices they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for our product candidates, if approved, in the United States or in Europe. Also, reimbursement amounts may reduce the demand for, or the price of, our products. For example, additional studies in Europe may be needed to ensure premium reimbursement in certain countries. If reimbursement is not available, or is available only to limited levels, we, or our partners, may not be able to successfully commercialize our product candidates, if approved, in the United States or in Europe.

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

Many end-users of pharmaceutical and medical device products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical and medical device products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug and device purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of GPOs for our product candidates, if approved. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we, or our partners, are unable to establish or maintain our GPO relationships, sales of our product candidates, if approved, and related revenues could be negatively impacted.

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

We have incurred significant net losses since our inception in July 2005, and as of March 31, 2023, we had an accumulated deficit of $434.0 million. In addition, we have generated negative cash flows from operations and we expect to incur significant losses in 2023 and may incur significant losses and negative cash flows from operations in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from Grünenthal, the monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the Department of Defense, or DoD, with revenues from sales of DSUVIA, and payments under the Amended DZUVEO Agreement with Aguettant. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support research and development activities for our product candidates. If our product candidates are not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

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

Clinical trials, regulatory reviews, and the launch of a commercial product are expensive activities. In addition, commercialization costs for our product candidates, if approved, in the United States may be significantly higher than estimated as a result of technical difficulties or otherwise. Revenues may be lower than expected and costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. In the future, we may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, debt securities, a new debt facility, monetizing or securitizing certain assets, entering into product development, license or distribution agreements with third parties, or divesting any of our product candidates. Such arrangements may not be available on favorable terms, if at all.

If we are unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

The unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2023 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

To fund our operations and capital requirements, we may sell additional equity securities, which may result in dilution to our stockholders, or debt securities, or enter into a new debt facility which may impose restrictions on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations and capital requirements. In the long-term, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. In order to raise additional funds to support our operations, we may sell additional equity securities, including under the ATM Agreement with Cantor. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Selling additional equity securities may result in dilution to our existing stockholders and new investors may be materially diluted by subsequent sales. Incurring additional indebtedness, including through the sale of debt securities or entering into a new debt facility, would result in increased fixed payment obligations and could also result in additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. Sales of equity or debt securities may also provide new investors with rights superior to our existing stockholders. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected, and we may not be able to meet our debt service obligations.

We have not yet generated significant product revenue and may never be profitable.

Our ability to generate revenue from commercial sales and/or royalties and achieve profitability depends on our ability, alone and with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. Although we received FDA approval of DSUVIA and began the commercial launch of DSUVIA in the United States, we may never generate enough revenues from sales of DSUVIA, or our product candidates, if approved, in the United States to become profitable. There can be no assurance that Alora pursuant to the DSUVIA Agreement will successfully commercialize DSUVIA. Although we had a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal was unable to achieve a level of commercial sales of Zalviso to trigger sales milestone payments that would have been payable to us. The Grünenthal Agreements have been terminated and Grünenthal’s rights to market and sell Zalviso reverted back to us on May 12, 2021. The European Marketing Authorization for Zalviso was withdrawn in July 2022.

We do not anticipate generating significant near-term revenues under the DSUVIA Agreement or from our product candidates, if approved, in the United States. Our ability to generate future revenues from product sales depends heavily on the success in:

•	obtaining and maintaining regulatory approval for our product candidates in the United States; and

•

launching and commercializing our product candidates, if approved, in the United States by building, internally or through collaborations, an institutionally focused sales force, which may require additional funding.

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

Even if we are able to generate revenues under the DSUVIA Agreement or from our product candidates, if approved, in the United States, we may not become profitable and may need to obtain additional funding to continue operations.

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

In April 2020, DSUVIA achieved Milestone C approval by the DoD, a decision that clears the path for the DoD to begin placing orders for DSUVIA to fulfill its updating requirements for all Army Sets, Kits, and Outfits, or SKOs, for deployed/deploying troops. Completion of this SKO fulfillment process is dependent on the Army’s completion of their product information package including instructions on fulfillment and training which remains in process. In September 2020, we announced that DSUVIA was added to the DoD Joint Deployment Formulary, a core list of pharmaceutical products that are designated for deploying military units across all service branches. Under the DSUVIA Agreement, Alora will be responsible for commercializing DSUVIA except that we will retain the responsibility for driving the demand within the DoD, and we will receive quarterly payments in an amount equal to 75% of net Product sales to the DoD. Refer to Note 3, “Discontinued Operations” and Note 11, “Subsequent Events” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information. Future sales of DSUVIA by Alora to the DoD are not predictable, may occur on an irregular basis, and may not meet expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. Even if Alora does generate revenue from such sales and we receive payments, we may never generate revenue that is significant or predictable, which could impair our value and our ability to raise capital, expand our business or continue our operations. The placement of new orders by the DoD is, among other things, contingent upon overall U.S. government policies, budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, deployment of military units, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling. The timing and size of initial stocking orders for the SKOs and other orders by the DoD are based on troop deployment schedules. If DoD spending on DSUVIA does not meet our expectations, it could have a material adverse effect on our expected results of operations, financial condition and liquidity.

Risks Related to Our Reliance on Third Parties

We will rely on third party manufacturers to produce clinical supplies of our product candidates. The failure of third-party manufacturers to provide us with adequate commercial and clinical supplies could result in a material adverse effect on our business.

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

Our past sales of DSUVIA/DZUVEO expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. We are pursuing a number of U.S. patent applications and foreign national applications directed to Niyad, and LTX-608. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents. We have entered into the DSUVIA Agreement with Alora pursuant to which Alora acquired all patents and trademarks related to DSUVIA and DZUVEO. In addition, we and Alora entered into an intellectual property agreement pursuant to which Alora granted fully-paid, royalty-free and perpetual licenses to us under certain specified intellectual property rights acquired by Alora under the DSUVIA Agreement for, among other things, the development, manufacture, commercialization and exploitation of certain products, including Zalviso.

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

Our commercial success depends in part on our not infringing patents or misappropriating trademarks or other third-party intellectual property rights. Although we are not currently aware of litigation or other proceedings or third-party claims of intellectual property infringement or misappropriation related to our product candidates, the pharmaceutical industry is especially prone to extensive litigation proceedings between competitors regarding their patents and other intellectual property rights.

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

If we do not adequately protect our intellectual property rights, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize any of our Fedsyra, phenylephrine, Niyad or LTX-608 product opportunities, if approved, and delay or render impossible our achievement of profitability.

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

We have registered our ACELRX mark in the United States, Canada, the EU and India, and we have applied for registration of our Niyad and Fedsyra marks. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications and/or registrations could be subject to rejection, opposition or cancellation. In addition, we will need to seek FDA approval to use Niyad and Fedsyra as part of future potential applications for marketing approval of the relevant developmental products. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols other than “ACELRX” that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has historically been and may continue to be highly volatile.

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $0.58 and $2.59 during the three months ended March 31, 2023, and $1.78 and $12.10 during the year ended December 31, 2022. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to receive payments for the sale by Alora of DSUVIA in the United States, or to successfully develop and commercialize our product candidates in the United States;

•	inability to obtain additional funding needed to conduct our planned business operations;
•	the integration and performance of any assets or businesses we acquire;
•	our inability to develop and commercialize products and product candidates that we in-license;
•	uncertainties regarding the magnitude and duration of impacts we are experiencing due to COVID-19;
•	the perception of limited market sizes or pricing for our products;
•	safety issues;
•	adverse results or delays in future clinical trials;
•	changes in laws or regulations applicable to our products;
•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	changes in the structure of the healthcare payment systems;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;
•	failure to maintain our existing collaborations or enter into new collaborations;
•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;
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

If we cannot regain compliance with Nasdaq’s continued listing requirements, our common stock may be delisted from The Nasdaq Global Market.

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. In particular, we are required to maintain a minimum bid price of $1.00 per share. On April 26, 2023, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock.

We have a compliance period for the Minimum Bid Price Rule of 180 calendar days, or until October 23, 2023, in which to regain compliance, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A). If, at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with the Rule.

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in June 2020 and declared effective by the SEC in July 2020, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million. To date, we have approximately $68.6 million (including shares that may be sold under the ATM Agreement with Cantor) remaining under such universal shelf registration statement; however, our ability to sell securities under the shelf registration statement will be limited until we are no longer subject to the SEC's “baby shelf” limitations. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants under our equity incentive plans. Grants under our equity incentive plans may also cause our stockholders to experience additional dilution, which could cause our stock price to fall. In May 2022 we filed a resale registration statement to permit the former stockholders of Lowell to sell the shares of common stock we issued such stockholders in exchange for their shares of Lowell capital stock. In addition, in November 2022 we filed a resale registration statement to permit Lincoln Park Capital Fund, LLC to sell the shares of common stock that are issuable upon conversion of the Series A Redeemable Convertible Preferred Stock and that are issuable upon exercise of the warrant, which were issued in a private placement transaction in August 2022. We may in the future issue additional shares of our common stock as consideration in mergers, acquisitions and other business development transactions. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our shares of common stock outstanding are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

We have been, are, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see Note 7 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information about pending legal proceedings.

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. On September 28, 2022, the Court issued a formal written opinion, or the Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants. On November 28, 2022 the plaintiffs filed their second amended complaint. On January 30, 2023 the Company filed its new motion to dismiss the second amended complaint and on March 16, 2023, plaintiffs filed their opposition to the Company’s new motion to dismiss and on April 17, 2023, the Company filed its reply to the plaintiffs’ opposition. Oral hearings on the new motion to dismiss are scheduled for May 25, 2023. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. Please refer to Note 7 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings. Securities-related class action litigation often is expensive and diverts management’s attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if AcelRx experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

We are subject to taxation in numerous U.S. federal, state, and local jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability among the jurisdiction in which we operate, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and enactment of new tax laws. Or changes in the interpretation and application of existing tax laws. New income, sales, use or other tax laws, rules, regulations, or ordinances could be enacted at any time. For example, recent legislation commonly referred to as the Inflation Reduction Act imposes a one percent excise tax on share buybacks imposed on the corporation repurchasing such stock, effective for tax years beginning after December 31, 2022. Also, the Tax Act eliminated the option to currently deduct research and development expenditures in the year incurred, and instead requires taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and development expenditures over five and fifteen years, respectively. Although there has been proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed, deferred, or otherwise modified. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.4	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.1	08/12/2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

Date: May 10, 2023	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)