Form 10-Q
period 2023-06-30
ACELRX PHARMACEUTICALS INC
filed 2023-08-10
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 001-35068

ACELRX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Gateway Drive, Suite 175

San Mateo, CA 94404

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

As of August 7, 2023, the number of outstanding shares of the registrant’s common stock was 16,340,118.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

•	our ability to secure a potential Emergency Use Authorization for our lead nafamostat developmental product candidate, Niyad™;
•	our ability to conduct ourselves, or through a contract research organization, clinical trials in a timely and effective manner to advance the development of our product candidates;
•	our ability to successfully file for and obtain regulatory approval for, and then successfully launch and commercialize our developmental product candidates;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2023 (unaudited)	December 31, 2022(1)
Assets
Current Assets:
Cash and cash equivalents	$7,410	$15,275
Restricted cash	—	5,000
Short-term investments	—	495
Prepaid expenses and other current assets	1,400	1,865
Assets of discontinued operations	26	1,931
Total current assets	8,836	24,566
Operating lease right-of-use assets	—	96
In-process research and development asset	8,819	8,819
Other assets	70	70
Assets of discontinued operations	—	13,936
Total assets	$17,725	$47,487
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,212	$1,256
Accrued and other liabilities	1,853	2,531
Long-term debt, current portion	—	5,363
Liabilities of discontinued operations	1,155	4,620
Total current liabilities	4,220	13,770
Warrant liability	3,086	7,098
Other long-term liabilities	—	810
Liabilities of discontinued operations	—	3,995
Total liabilities	7,306	25,673
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 10,994,102 and 8,243,680 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	11	8
Additional paid-in capital	448,760	447,635
Accumulated deficit	(438,352)	(425,829)
Total stockholders’ equity	10,419	21,814
Total Liabilities and Stockholders’ Equity	$17,725	$47,487

(1)

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which were recast to reflect discontinued operations and filed with the Company’s Current Report on Form 8-K on August 1, 2023.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022(1)	2023	2022(1)
Royalty revenue	$253	$—	$253	$—
Operating costs and expenses:
Research and development	1,552	1,094	2,599	1,930
Selling, general and administrative	2,670	3,960	6,951	8,060
Impairment of property and equipment	—	4,901	—	4,901
Total operating costs and expenses	4,222	9,955	9,550	14,891
Loss from operations	(3,969)	(9,955)	(9,297)	(14,891)
Other income (expense):
Interest expense	(15)	(293)	(134)	(683)
Interest income and other (expense) income, net	(441)	51	5,070	89
Non-cash interest income on liability related to the sale of future royalties	—	463	—	1,136
Gain on extinguishment of liability related to the sale of future royalties	—	84,052	—	84,052
Total other income (expense)	(456)	84,273	4,936	84,594
Net income (loss) before income taxes	(4,425)	74,318	(4,361)	69,703
Provision for income taxes	(3)	(3)	(3)	(3)
Net income (loss) from continuing operations	(4,428)	74,315	(4,364)	69,700
Net income (loss) from discontinued operations – See Note 3	57	(3,652)	(8,159)	(7,711)
Net income (loss)	(4,371)	70,663	(12,523)	61,989
Income allocated to participating securities	—	(7,511)	—	(6,619)
Net income (loss) attributable to Common Shareholders, basic	$(4,371)	$63,152	$(12,523)	$55,370
Net income (loss) attributable to Common Shareholders, diluted	$(4,371)	$63,155	$(12,523)	$55,371
Net income (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.41)	$9.08	$(0.40)	$8.62
Income (loss) from discontinued operations	$0.01	$(0.50)	$(0.75)	$(1.06)
Net income (loss) per share	$(0.40)	$8.58	$(1.15)	$7.56
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.41)	$9.08	$(0.40)	$8.62
Income (loss) from discontinued operations	$0.01	$(0.50)	$(0.75)	$(1.06)
Net income (loss) per share	$(0.40)	$8.58	$(1.15)	$7.56
Shares used in computing net income (loss) per share of common stock, basic – See Note 9	10,924,294	7,356,952	10,909,208	7,319,279
Shares used in computing net income (loss) per share of common stock, diluted – See Note 9	10,924,294	7,360,453	10,909,208	7,321,022

(1)

The condensed consolidated statements of operations for the three and six months ended June 30, 2022 have been derived from the unaudited condensed consolidated financial statements for those periods included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, which were recast to reflect discontinued operations and filed with the Company’s Current Report on Form 8-K on August 1, 2023.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022	8,243,680	$8	$447,635	$(425,829)	$21,814
Stock-based compensation	—	—	569	—	569
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	21,700	—	(22)	—	(22)
Exercise of prefunded warrants	2,632,898	2	—	—	2
Issuance of common stock upon ESPP purchase	26,016	1	30	—	31
Net loss	—	—	—	(8,152)	(8,152)
Balance as of March 31, 2023	10,924,294	11	448,212	(433,981)	14,242
Stock-based compensation	—	—	471	—	471
Issuance of hold back common stock in connection with asset acquisition	69,808	—	77	—	77
Net loss	—	—	—	(4,371)	(4,371)
Balance as of June 30, 2023	10,994,102	$11	$448,760	$(438,352)	$10,419

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	6,840,967	$7	$437,684	$(473,584)	$(35,893)
Stock-based compensation	—	—	783	—	783
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	25,769	—	(58)	—	(58)
Issuance of common stock in connection with asset acquisition	481,026	—	5,511	—	5,511
Issuance of common stock upon ESPP purchase	7,671	—	58	—	58
Net loss	—	—	—	(8,674)	(8,674)
Balance as of March 31, 2022	7,355,433	7	443,978	(482,258)	(38,273)
Stock-based compensation	—	—	753	—	753
Issuance of common stock upon vesting of restricted stock units	11,147	—	—	—	—
Net income	—	—	—	70,663	70,663
Balance as of June 30, 2022	7,366,580	$7	$444,731	$(411,595)	$33,143

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(12,523)	$61,989
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash interest income on liability related to royalty monetization	—	(1,136)
Depreciation and amortization	311	881
Non-cash interest expense related to debt financing	53	250
Non-cash issuance of Lowell holdback shares	(723)	—
Stock-based compensation	1,040	1,536
Non-cash gain on termination of liability related to royalty termination	—	(84,152)
Impairment of property and equipment	—	4,901
Revaluation of warrant liability	(4,012)	—
Impairment of net assets held for sale	6,935	—
Impairment of fixed assets	1,065	—
Gain on termination of lease liabilities	(1,098)	—
Gain on extinguishment of debt liability	(400)	—
Other	(15)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(140)	(204)
Inventories	61	201
Prepaid expenses and other assets	1,119	(212)
Accounts payable	(674)	286
Accrued liabilities	(1,407)	(1,582)
Operating lease liabilities	(146)	(402)
Deferred revenue	(29)	(29)
Net cash used in operating activities	(10,583)	(17,680)
Cash flows from investing activities:
Purchase of property and equipment	(100)	(158)
Purchase of investments	—	(7,369)
Sale of the DSUVIA assets	2,723	—
Cash paid for asset acquisition, net of cash acquired	—	(1,687)
Proceeds from maturities of investments	500	38,562
Net cash provided by investing activities	3,123	29,348
Cash flows from financing activities:
Payment of long-term debt	(5,416)	(4,166)
Net proceeds from issuance of common stock in connection with exercise of prefunded warrants	2	—
Net proceeds from issuance of common stock through equity plans	31	58
Payment of employee tax obligations related to vesting of restricted stock units	(22)	(58)
Net cash used in financing activities	(5,405)	(4,166)
Net change in cash, cash equivalents and restricted cash	(12,865)	7,502
Cash, cash equivalents and restricted cash—Beginning of period	20,275	12,663
Cash, cash equivalents and restricted cash—End of period	$7,410	$20,165

NONCASH INVESTING ACTIVITIES:
Purchases of property and equipment in accounts payable and accrued liabilities	—	$1,464
Liability for hold back shares in connection with asset acquisition in other long-term liabilities	—	$800
Issuance of common stock in connection with asset acquisition	—	$5,511
Establishment of right-of-use asset and lease liability	—	$85

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

On March 12, 2023, the Company entered into an Asset Purchase Agreement, or the Purchase Agreement, with Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, pursuant to which Alora agreed to acquire certain assets and assume certain liabilities of AcelRx relating to its sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. The closing of the Purchase Agreement occurred on April 3, 2023 (see Note 3, “Discontinued Operations”).

On January 7, 2022, the Company acquired Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 4, “Asset Acquisition” to the consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K for additional information) and, as a result acquired Niyad™, a regional anticoagulant for the dialysis circuit during continuous renal replacement therapy for acute kidney injury patients in the hospital, that the Company plans to study under an investigational device exemption, or IDE, and which has received Breakthrough Device Designation status from the FDA. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities. The second intended indication for Niyad is as a regional anticoagulant for the dialysis circuit for chronic kidney disease patients undergoing intermittent hemodialysis in dialysis centers. In addition, the Company acquired LTX-608, a proprietary nafamostat formulation for direct IV infusion that it intends to develop for the treatment of acute respiratory distress syndrome, or ARDS, and disseminated intravascular coagulation, or DIC.

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

Liquidity and Going Concern

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and expects to continue to incur operating losses and negative cash flows in the future. Although, the Company recently closed the private placement of its common stock, pre-funded warrants and common warrants for aggregate gross proceeds to the Company of $10.0 million, before deducting the placement agent's fees and other offering expenses payable by the Company, with an additional potential $16.3 million upon the exercise of the common warrants, which include an acceleration feature should the Company achieve certain performance milestones (see Note 10, “Subsequent Events”), considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12 month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, debt securities, a new debt facility, monetizing or securitizing certain assets, entering into product development, license or distribution agreements with third parties, or divesting any of the Company’s remaining product candidates. While management believes its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to further reduce its workforce or delay the development of its regulatory filing plans for its product candidates in advance of the date on which the Company’s cash resources are exhausted to ensure that the Company has sufficient capital to meet its obligations and continue on a path designed to preserve stockholder value. In addition, if additional funds are raised through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to the Company.

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

Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2022, was derived from the Company’s audited financial statements as of December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023, which were recast to reflect discontinued operations and filed with the Company’s Current Report on Form 8-K on August 1, 2023. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes a broader discussion of the Company’s business and the risks inherent therein.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management evaluates its estimates on an ongoing basis including critical accounting policies. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2023, from those previously disclosed in its 2022 Annual Report on Form 10-K, except as follows:

Royalty Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company’s royalty revenue relates to the Company’s portion of net revenue earned on the sales of DSUVIA to the Department of Defense or DoD by Alora under the Marketing Agreement. The Company’s performance obligation is to serve as the exclusive sales agent for selling DSUVIA to the DoD through the term of the Marketing Agreement. The non-creditable and non-refundable royalty revenues are variable consideration based on 75% of net sales of DSUVIA to the DoD during the period subject to certain adjustments. The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis depending on if it obtains control over the goods and services before they are transferred to customers. The Company is acting as an agent in relation to DSUVIA sales to the DoD.

The consideration in the Marketing Agreement reflects a variable amount, for which the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer by using the expected value method or the most likely amount method. The Company includes in the transaction price the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Royalty revenues are recognized when the DoD obtains control of the product, at which time the Company has an unconditional right to receive payment for such royalty earned.

Discontinued Operations

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

As of June 30, 2023, and December 31, 2022, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$2,641	$—	$—	$2,641
Money market funds	3,872	—	—	3,872
U.S. government agency securities	597	—	—	597
Commercial paper	300	—	—	300

Total cash, cash equivalents, and restricted cash	$7,410	$—	$—	$7,410

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$13,275	$—	$—	$13,275
Money market funds	321	—	—	321
U.S. government agency securities	2,444	—	—	2,444
Commercial paper	4,235	—	—	4,235
Total cash, cash equivalents and restricted cash	20,275	—	—	20,275

Short-term investments:
Commercial paper	495	—	—	495
Total short-term investments	495	—	—	495
Total cash, cash equivalents, restricted cash and short-term investments	$20,770	$—	$—	$20,770

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three and six months ended June 30, 2023 or the twelve months ended December 31, 2022. As such, we did not record a credit allowance for the three and six months ended June 30, 2023.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of June 30, 2023 and December 31, 2022, the Company held, in addition to Level II assets, a warrant liability related to the 2022 Warrants (see Note 12, “Warrants” in the Company’s 2022 Annual Report on Form 10-K for further description). The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate (see Note 7, “Warrants” below). The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in interest income and other income, net in the unaudited condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of June 30, 2023
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$3,872	$3,872	$—	$—
U.S. government agency securities	597	—	597	—
Commercial paper	300	—	300	—
Total assets measured at fair value	$4,769	$3,872	$897	$—

Liabilities
Warrant liability	$3,086	$—	$—	$3,086
Total liabilities measured at fair value	$3,086	$—	$—	$3,086

	As of December 31, 2022
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$321	$321	$—	$—
U.S. government agency securities	2,444	—	2,444	—
Commercial paper	4,730	—	4,730	—
Total assets measured at fair value	$7,495	$321	$7,174	$—

Liabilities
Warrant liability	$7,098	$—	$—	$7,098
Total liabilities measured at fair value	$7,098	$—	$—	$7,098

The following table sets forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Fair value—beginning of period	$1,787	$7,098
Change in fair value of 2022 Warrants liability	1,299	(4,012)
Fair value—end of period	$3,086	$3,086

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three and six months ended June 30, 2023 and the year ended December 31, 2022.

3. Discontinued Operations

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

Pursuant to the Purchase Agreement, AcelRx assigned the Amended DZUVEO Agreement and the Amended and Restated Supply Agreement to Alora.

In addition, AcelRx and Aguettant amended the License and Commercialization Agreement, dated July 14, 2021, pursuant to which AcelRx obtained exclusive rights to develop and commercialize certain ephedrine pre-filled syringe and certain phenylephrine prefilled syringe in the United States, or the PFS Agreement (see Note 4, “In-License Agreement” below).

The Company’s DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, the assets and liabilities associated with these operations have been classified as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. The operations and cash flows of the DSUVIA business are presented as discontinued for all periods presented.

The following table presents the results of the discontinued operations for the three- and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenues	$—	$570	$501	$1,012
Cost of goods sold	—	538	711	952
Selling, general and administrative expense	15	3,234	698	6,842
Impairment of net assets held for sale	(72)	—	6,935	—
Impairment of fixed assets	—	—	1,065	—
Gain on termination of lease liabilities	—	—	(1,098)	—
Research and development expenses	—	450	349	929
Net income (loss) from discontinued operations	$57	$(3,652)	$(8,159)	$(7,711)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented (in thousands).

	June 30, 2023	December 31, 2022
Accounts receivable, net	$15	$309
Inventories	—	1,178
Prepaid expenses and other current assets	11	444
Total current assets of discontinued operations	26	1,931
Property, plant and equipment, net	—	10,261
Operating lease right-of-use assets	—	3,499
Other assets	—	176
Total non-current assets of discontinued operations	—	$13,936
Total assets of discontinued operations	$26	15,867

Accounts payable	$35	$784
Accrued liabilities	1,120	1,720
Operating lease liabilities, current portion	—	1,601
Note payable, current portion	—	400
Deferred revenue, current portion	—	115
Total current liabilities of discontinued operations	1,155	4,620
Operating lease liabilities, net of current portion	—	2,959
Deferred revenue, net of current portion	—	1,036
Total non-current liabilities of discontinued operations	—	3,995
Total liabilities of discontinued operations	1,155	8,615
Net assets (liabilities) of discontinued operations	$(1,129)	$7,252

The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Depreciation and amortization	$215	$795
Stock-based compensation	19	183
Impairment of net assets held for sale	6,935	—
Impairment of fixed assets	1,065	—
Gain on termination of lease liabilities	(1,098)	—
Gain on extinguishment of debt	(400)	—

The following table represents the gain (loss) on sale of discontinued operations for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Cash proceeds	$2,723	$2,723
Less: net assets transferred	117	(8,723)
Less: disposal costs	(45)	(935)
Loss on sale of discontinued operations, before income taxes	2,795	(6,935)
Income tax expense	—	—
Gain (loss) on sale of discontinued operations	$2,795	$(6,935)

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

In connection with AcelRx’s and Aguettant’s agreement to enter into the Amended DZUVEO Agreement and the Amended and Restated Supply Agreement, the parties entered into an amendment to the PFS Agreement, or the Amended PFS Agreement, pursuant to which, effective April 3, 2023, (a) Aguettant paid AcelRx a complementary payment in the amount of EUR 1,500,000, and (b) AcelRx’s obligation to make a certain specified sales-milestone payment terminated such that the maximum amount in sales-based milestone payments that Aguettant is entitled to receive has been reduced from $24 million to $21 million.

As of June 30, 2023, there have been no payments by the Company to Aguettant under the PFS Agreement.

5. Long-Term Debt

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford Finance LLC, or Oxford, as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019.

As of June 30, 2023 and December 31, 2022, the accrued balance due under the Loan Agreement with Oxford was $0 and $5.4 million, respectively. Interest expense related to the Loan Agreement was immaterial for the three months ended June 30, 2023, and $0.1 million, $0.1 million of which represented amortization of the debt discount, for the six months ended June 30, 2023. Interest expense related to the Loan Agreement was $0.3 million, $0.1 million of which represented amortization of the debt discount, and $0.7 million, $0.2 million of which represented amortization of the debt discount, for the three and six months ended June 30, 2022, respectively.

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

6. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 1, 2022, the Court held oral hearings on the Company’s motion to dismiss the amended complaint with prejudice that was filed on July 21, 2022. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022 the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. The plaintiff’s deadline to file a third amended complaint is September 5, 2023.

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

7. Warrants

The activity related to warrants during the six months ended June 30, 2023, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at December 31, 2022	7,824,933	$1.72
Pre-funded warrants exercised	2,632,898	$0.0001
Outstanding at June 30, 2023	5,192,035	$2.59
Exercisable at June 30, 2023	5,192,035	$2.59

The pre-funded warrants issued in December 2022 to purchase 2,632,898 shares of common stock, or the 2022 Pre-Funded Warrants, were exercised in full in the three months ended March 31, 2023. The common warrants issued in December 2022 to purchase an aggregate of 4,227,052 shares of common stock, or the 2022 Warrants, were accounted for by the Company as a liability. At June 30, 2023, the 2022 Warrants were valued at approximately $3.1 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $1.11 per share, expected life of 5.5 years, volatility of 91.49%, a risk-free rate of 4.13% and 0% expected dividend yield. See Note 2, “Investments and Fair Value Measurement” above. On April 25, 2023, the 2022 Warrants were amended to remove the full ratchet anti-dilutive adjustment rights in the event the Company issues shares of common stock or common stock equivalents in the future with a value less than the then effective exercise price of such common warrants subject to certain customary exceptions, and further subject to a minimum exercise price of $1.00 per share. The 2022 Warrants and the financing warrants issued in November 2021 are participating securities which, by definition, entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares.

8. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$80	$153	$173	$327
Selling, general and administrative	391	562	848	1,026
Discontinued operations	—	38	19	183
Total	$471	$753	$1,040	$1,536

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2023	82,778	$16.97
Granted	44,091	1.76
Vested	(34,606)	21.61
Forfeited	(2,926)	13.91
Restricted stock units outstanding, June 30, 2023	89,337	$7.77

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2023	725,623	$52.98
Granted	264,520	1.76
Forfeited	(9,003)	12.09
Expired	(95,357)	81.71
Exercised	—	—
June 30, 2023	885,783	$35.01	6.7	$—
Vested and exercisable options— June 30, 2023	466,502	$57.63	4.5	$—
Vested and expected to vest— June 30, 2023	885,783	$35.01	6.7	$—

The per-share weighted average grant date fair value of the options granted during the six months ended June 30, 2023 was estimated at $1.39 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended June 30, 2023
Expected term (in years)	6.3
Risk-free interest rate	3.9%
Expected volatility	94%
Expected dividend rate	0%

As of June 30, 2023, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.3 million which is expected to be recognized over a weighted-average period of 2.2 years. As of June 30, 2023, there were 141,502 shares available for grant under the Company’s equity incentive plans and 185,860 shares available for grant under the Amended ESPP.

9. Net Income (Loss) per Share of Common Stock

The Company applies the two-class method to compute basic net income (loss) per share by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the more dilutive of the 1) treasury stock method, if-converted method, or contingently issuable share method, as applicable, or 2) the two-class method. For purposes of this calculation, options to purchase common stock, RSUs, and warrants to purchase common stock were considered to be common stock equivalents.

During the three and six months ended June 30, 2022, the Company presents diluted EPS using the two-class method as it was more dilutive. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses, therefore, net loss for the three and six months ended  June 30, 2023 was attributed entirely to common stockholders. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the Company’s pre-funded warrants issued in  December 2022 with a de minimis exercise price of $0.0001 per share, are considered outstanding common shares which are included in the calculation of basic and diluted net income (loss) per share in all circumstances.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock during the three and six months ended  June 30, 2023 and 2022 (in thousands, except for share and per share amounts):

	Three Months Ended June 30,
	2023	2022

	(in thousands, except share and per share amounts)
Basic net income (loss) per common share:
Net income (loss) from continuing operations	$(4,428)	$74,315
Less: income allocated to participating securities	—	(7,511)
Net income (loss) from continuing operations attributable to common shareholders, basic	(4,428)	66,804
Net income (loss) from discontinued operations attributable to common shareholders, basic	57	(3,652)
Net income (loss) attributable to common shareholders, basic	$(4,371)	$63,152
Weighted average shares outstanding — basic	10,924,294	7,356,952
Income (loss) from continuing operations, basic	$(0.41)	$9.08
Income (loss) from discontinued operations, basic	$0.01	$(0.50)
Net income (loss) per share, basic	$(0.40)	$8.58
Diluted net income (loss) per common share:
Net income (loss) from continuing operations	$(4,428)	$74,315
Less: income allocated to participating securities	—	(7,508)
Net income (loss) from continuing operations attributable to common shareholders, diluted	(4,428)	66,807
Net income (loss) from discontinued operations attributable to common shareholders, diluted	57	(3,652)
Net income (loss) attributable to common shareholders, diluted	$(4,371)	63,155
Weighted average shares outstanding — basic	10,924,294	7,356,952
Dilutive effect of RSUs	—	3,501
Weighted average shares outstanding — diluted	10,924,294	7,360,453
Income (loss) from continuing operations, diluted	$(0.41)	$9.08
Income (loss) from discontinued operations, diluted	$0.01	$(0.50)
Net income (loss) per share, diluted	$(0.40)	$8.58

	Six Months ended June 30,
	2023	2022

	(in thousands, except share and per share amounts)
Basic net income (loss) per common share:
Net income (loss) from continuing operations	$(4,364)	$69,700
Less: income allocated to participating securities	—	(6,619)
Net income (loss) from continuing operations attributable to common shareholders, basic	(4,364)	63,081
Net income (loss) from discontinued operations attributable to common shareholders, basic	(8,159)	(7,711)
Net income (loss) attributable to common shareholders, basic	$(12,523)	$55,370
Weighted average shares outstanding — basic	10,909,208	7,319,279
Income (loss) from continuing operations, basic	$(0.40)	$8.62
Income (loss) from discontinued operations, basic	$(0.75)	$(1.06)
Net income (loss) per share, basic	$(1.15)	$7.56
Diluted net income (loss) per common share:
Net income (loss) from continuing operations	$(4,364)	$69,700
Less: income allocated to participating securities	—	(6,618)
Net income (loss) from continuing operations attributable to common shareholders, diluted	(4,364)	$63,082
Net income (loss) from continuing operations attributable to common shareholders, diluted	(8,159)	$(7,711)
Net income (loss) from continuing operations attributable to common shareholders, diluted	$(12,523)	$55,371
Weighted average shares outstanding — basic	10,909,208	7,319,279
Dilutive effect of RSUs	—	1,743
Weighted average shares outstanding — diluted	10,909,208	7,321,022
Income (loss) from continuing operations, diluted	$(0.40)	$8.62
Income (loss) from discontinued operations, diluted	$(0.75)	$(1.06)
Net income (loss) per share, diluted	$(1.15)	$7.56

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs, stock options and ESPP to purchase common stock	975,120	826,010	975,120	823,172
Common stock warrants	5,192,035	883,833	5,192,035	883,833

10. Subsequent Events

Securities Purchase Agreement

On July 17, 2023, the Company entered into a securities purchase agreement, or the Purchase Agreement, with several institutional investors, or the Purchasers, relating to the issuance and sale to the Purchasers in a private placement of 5,340,591 shares of common stock, par value $0.001 per share, pre-funded warrants to purchase up to an aggregate of 2,012,356 shares of common stock at an exercise price of $0.001 per share; Series A common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share; and Series B common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share.

The pre-funded warrants are exercisable immediately following the closing date of the private placement and have an unlimited term and an exercise price of $0.001 per share.

The Series A and Series B common stock warrants will be exercisable immediately following the closing date of the private placement and have a five-year term and an exercise price of $1.11 per share. The Series A and Series B common stock warrants also include certain rights upon “fundamental transactions” as described in such warrants, including the right of the holders thereof to receive from AcelRx or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction in the amount of the Black Scholes value (as described in such warrants) of the unexercised portion of the applicable warrants on the date of the consummation of such fundamental transaction.

The combined offering price is $1.36 per share of common stock and accompanying Series A common stock warrant and Series B common stock warrant, or in the case of pre-funded warrants, $1.359 per pre-funded warrant and accompanying Series A common stock warrant and Series B common stock warrant (which is the purchase price per share of common stock and accompanying warrants less $0.001). The aggregate gross proceeds to AcelRx from the private placement are expected to be approximately $10.0 million, before deducting placement agent fees and other estimated expenses payable by AcelRx, and excluding the proceeds, if any, from the exercise of the pre-funded warrants and Series A and Series B common stock warrants issued in the private placement. The potential gross proceeds from the Series A common stock warrants and Series B common stock warrants, if fully exercised for cash, is approximately $16.3 million.

In May 2023, AcelRx engaged H.C. Wainwright & Co., LLC to act as placement agent in the private placement. AcelRx has agreed to pay the placement agent a cash fee equal to 5.25% of the aggregate gross proceeds generated from the private placement and to reimburse certain expenses of the placement agent in connection with the private placement in an amount not to exceed $100,000. The placement agent will be entitled to an additional one-time payment of $200,000 upon the exercise of the Series A and Series B common stock warrants resulting in cumulative aggregate gross proceeds to AcelRx of at least $9.5 million in cash. In addition, the Company has agreed to issue to the placement agent Series A common stock warrants, or placement agent Series A common stock warrants, to purchase 183,824 shares of common stock and Series B common stock warrants, or placement agent Series B common stock warrants, to purchase 183,823 shares of common stock. These warrants have the same terms as the common stock warrants to be issued to the purchasers, except such warrants do not have a Black Scholes provision in the event of a fundamental transaction and the exercise price of such warrants in $1.70 per share, which is 125% of the combined offering price per share.

The private placement closed on July 20, 2023 with the Company receiving aggregate gross proceeds of $10.0 million, before deducting the placement agent's fees and other offering expenses payable by the Company.

Registration Rights Agreement

The Company entered into a registration rights agreement, dated July 17, 2023, with the Purchasers pursuant to which the Company has agreed to file a registration statement under the Securities Act with the Securities and Exchange Commission, or the SEC, covering the resale of the shares of common stock to be issued in the private placement and the shares of common stock underlying the pre-funded warrants, the Series A common stock warrants and the Series B common stock warrants no later than 15 days following the date of the Purchase Agreement, and to use reasonable best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 90 days following the date of the Purchase Agreement in the event of a “full review” by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Form 10-Q, and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report, which were recast to reflect discontinued operations and filed with the Company’s Current Report on Form 8-K on August 1, 2023.

About AcelRx Pharmaceuticals, Inc.

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

Our portfolio consists of nafamostat product candidates and pre-filled syringe product candidates, as further described below. On April 3, 2023, we closed the transactions contemplated by the Asset Purchase Agreement, or the DSUVIA Agreement, with Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, entered into on March 12, 2023, pursuant to which Alora acquired certain assets and assumed certain liabilities of AcelRx relating to its sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. Refer to Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements to this Quarterly Report on Form 10-Q for additional information. We do not have plans to further develop any sufentanil sublingual product candidates.

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

Pre-filled Syringe Product Candidates

Product/Product Candidate	Description	Target Use	Status
Fedsyra™	Ephedrine pre-filled syringe, containing 10 ml of a solution of 3 mg/ml ephedrine for injection	Clinically important hypotension occurring in the setting of anesthesia	Product candidate licensed from Aguettant; preparing New Drug Application, or NDA, for submission to FDA.Filing expected in 2023. Approved in the European Union; owned and marketed by Aguettant.

Phenylephrine	Phenylephrine pre-filled syringe containing 10 ml of a solution of 50 mcg/ml phenylephrine for injection	Clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia	Product candidate licensed from Aguettant; preparing NDA for submission to FDA. Approved in the European Union; owned and marketed by Aguettant.

Our product candidates have been developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, potentially eliminating the need for calculations and additional dilution and filling steps. We therefore believe that, if approved, our products may offer significant benefits to hospitals and surgery centers over the current compounded pre-filled syringe products. In addition, our pre-filled syringe product candidates will also compete with existing generic versions of concentrated vial forms of product, ready-to-use diluted vial forms of product, and for Fedsyra, two recently FDA-approved pre-filled syringes with a different formulation and/or concentration than our product candidate.

Overview

On April 3, 2023, we closed the transactions contemplated by the DSUVIA Agreement with Alora pursuant to which Alora acquired certain assets and assume certain liabilities relating to the Product. The Product expressly excludes Zalviso, any other multi-dose administration system containing sufentanil sublingual tablets (whether as the sole active ingredient or in combination with other active ingredients), and any single-dose formulation of sufentanil for use outside of a medically supervised setting. Under the Purchase Agreement, we are entitled to receive quarterly payments in an amount equal to 15% of net Product sales to all customers excluding net sales to the Department of Defense and sales by or on behalf of Aguettant, and quarterly payments in an amount equal to 75% of net Product sales to the Department of Defense. We are also entitled to receive sales milestones up to $116.5 million based on the achievement of Alora attaining certain levels of annual sales. Refer to Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

On July 14, 2021, we also entered into a License and Commercialization Agreement, or the DZUVEO Agreement, with Aguettant pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Territory, for the management of acute moderate to severe pain in adults in medically monitored settings. We supply Aguettant with primary packaged product and Aguettant then completes secondary packaging of the finished product. Pursuant to the DSUVIA Agreement (as defined below), we and Aguettant entered into an amendment to the DZUVEO Agreement, or the Amended DZUVEO Agreement, and an amendment and restatement to the supply agreement with respect to the manufacture and supply of DZUVEO, or the Amended and Restated Supply Agreement. The rights and obligations under the Amended DZUVEO Agreement and the Amended and Restated Supply Agreement were assumed by Alora, as part of the DSUVIA asset divestment agreement. We received €2.5 million, or approximately $2.9 million, in 2021 under the DZUVEO Agreement. Refer to Note 4, “In-License Agreement” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

On July 20, 2023, we closed the private placement of common stock, pre-funded warrants and common warrants for aggregate gross proceeds to us of $10.0 million, before deducting the placement agent's fees and other offering expenses payable by us, with an additional potential $16.3 million upon the exercise of the common warrants, which include an acceleration feature should the Company achieve certain performance milestones. Refer to Note 10, “Subsequent Events” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Financial Overview

We have incurred net losses and generated negative cash flows from operations and expect to continue to incur losses in the future as we continue to fund any future research and development activities needed to support the FDA regulatory review of our product candidates.

Our net loss for the three and six months ended June 30, 2023 was $4.4 million and $12.5 million, respectively, compared to net income for the three and six months ended June 30, 2022 of $70.7 million and $62.0 million, respectively. As of June 30, 2023, we had an accumulated deficit of $438.4 million. As of June 30, 2023, we had cash, cash equivalents and short-term investments totaling $7.4 million compared to $20.8 million as of December 31, 2022.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and six months ended June 30, 2023, from those previously disclosed in our Annual Report, as follows:

We recognize revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Our royalty revenue relates to our portion of net revenue earned on the sales of DSUVIA to the Department of Defense, or DoD, by Alora under the Marketing Agreement. Our performance obligation is to serve as the exclusive sales agent for selling DSUVIA to the DoD through the term of the Marketing Agreement. The non-creditable and non-refundable royalty revenues are variable consideration based on 75% of net sales of DSUVIA to the DoD during the period subject to certain adjustments. We evaluate if we are a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis depending on if we obtain control over the goods and services before they are transferred to customers. We are acting as an agent in relation to DSUVIA sales to the DoD.

The consideration in the Marketing Agreement reflects a variable amount, for which we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer by using the expected value method or the most likely amount method. We include in the transaction price the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Royalty revenues are recognized when the DoD obtains control of the product, at which time we have an unconditional right to receive payment for such royalty earned.

Discontinued Operations

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

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three and six months ended June 30, 2023 and 2022. Certain financial results (revenues and expenses) relating to the divestment of our DSUVIA/DZUVEO business are reflected in Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information. Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.

Three and Six Months Ended June 30, 2023 and 2022

Revenue

For the three and six months ended June 30, 2023, we recognized $0.3 million in revenue related to the DSUVIA Agreement with Alora under the Marketing Agreement executed in April 2023, pursuant to which AcelRx has the exclusive right to market and offer DSUVIA for sale to DoD and for which Alora pays us 75% of net sales of DSUVIA sold to DoD.

Research and Development Expenses

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

Below is a summary of our research and development expenses during the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Drug Indication/Description	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022

	(In thousands, except percentages)
Niyad	$487	$257	$230	89%	$959	$257	$702	273%
PFS	—	64	(64)	(100)%	4	121	(117)	(97)%
Zalviso	2	5	(3)	(60)%	28	13	15	115%
Overhead	1,063	768	295	38%	1,608	1,539	69	4%
Total research and development expenses	$1,552	$1,094	$458	42%	$2,599	$1,930	$669	35%

Research and development expenses for the three and six months ended June 30, 2023 increased as compared to the three and six months ended June 30, 2022, primarily due to Niyad-related research and development costs.

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

Total selling, general and administrative expenses for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022

	(In thousands, except percentages)
Selling, general and administrative expenses	$2,670	$3,960	$(1,290)	(33)%	$6,951	$8,060	$(1,109)	(14)%

Selling, general and administrative expenses decreased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to a reduced headcount in 2023.

Other Income(Expense)

Total other income (expense) for the three and six months ended June 30, 2023 and 2022, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
	(In thousands, except percentages)
Interest expense	$(15)	$(293)	$278	(95)%	$(134)	$(683)	$549	(80)%
Interest income and other income (expense), net	(441)	51	(492)	(965)%	5,070	89	4,981	5,597%
Non-cash interest income (expense) on liability related to sale of future royalties	—	463	(463)	(100)%	—	1,136	(1,136)	(100)%
Gain on extinguishment of liability related to sale of future royalties	—	84,052	(84,052)	(100)%	—	84,052	(84,052)	(100)%
Total other income (expense)	$(456)	$84,273	$(84,729)	(101)%	$4,936	$84,594	$(79,658)	(94)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, primarily as a result of a lower average outstanding loan balance. On April 3, 2023, in connection with the closing of the DSUVIA Agreement, we fully repaid the Loan Agreement with Oxford. Refer to Note 5, “Long-Term Debt” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Interest income and other income (expense), net, for the three and six months ended June 30, 2023 and 2022, primarily consisted of changes in the fair value of our warrant liability, the Lowell holdback shares and interest earned on our investments. The decrease in interest income and other income, net for the three months ended June 30, 2023 as compared to 2022, was primarily due to the net effect of a $1.3 million increase in the fair value of our warrant liability partially offset by a $0.7 million gain on the satisfaction of the contingency related to the liability for the Lowell holdback shares issued in June 2023, while the increase for the six months ended June 30, 2023 as compared to 2022, was primarily due to the $4.0 million decrease in the fair value of our warrant liability.

The non-cash interest income on the liability related to the sale of future royalties is attributable to the royalty monetization which was fully terminated on May 31, 2022. Please refer to Note 11, “Liability Related to Sale of Future Royalties” to the consolidated financial statements in our 2022 Annual Report on Form 10-K for additional information.

Discontinued Operations

As of March 31, 2023, the DSUVIA business met all the conditions to be classified as held for sales, and because we consider the divestiture of the DSUVIA business to be a strategic shift that will have a major effect on our operations and financial results, represented a discontinued operation. All assets and liabilities associated with DSUVIA/DZUVEO were therefore classified as assets and liabilities of discontinued operations in our unaudited condensed consolidated balance sheets for the periods presented. Further, all historical operating results for DSUVIA/DZUVEO are reflected within discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented. For the three months ended June 30, 2023, we recognized net income from discontinued operations of $0.1 million, and for the six months ended June 30, 2023, we recognized a net loss from discontinued operations $8.2 million. For the three and six months ended June 30, 2022, we recognized net losses from discontinued operations of $3.6 million and $7.7 million, respectively. Refer to Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Liquidity and Going Concern

We have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2023 and may incur significant losses and negative cash flows from operations in the future. Although, we recently closed the private placement of our common stock, pre-funded warrants and common warrants for aggregate gross proceeds to us of $10.0 million, before deducting the placement agent's fees and other offering expenses payable by us, with an additional potential $16.3 million upon the exercise of the common warrants, which include an acceleration feature should we achieve certain performance milestones (see Note 10, Subsequent Events), considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern. We may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, debt securities, a new debt facility, monetizing or securitizing certain assets, entering into product development, license or distribution agreements with third parties, or divesting any of our product candidates. On April 26, 2023, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. On June 15, 2023, we received notice from Nasdaq confirming that we had cured the bid price deficiency and had regained compliance with the Minimum Bid Price Rule, and that this matter is now closed. This notice had no immediate effect on the Nasdaq listing or trading of our common stock; however, our depressed stock price will make it more difficult for us to raise additional capital through equity offerings. Please see “Part II., Item 1A. Risk Factors— Risks Related to Ownership of Our Common Stock — If we cannot maintain compliance with Nasdaq’s continued listing requirements, our common stock may be delisted from The Nasdaq Global Market.” While we believe our plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to further reduce our workforce, reduce the scope of, or cease, the development of our product candidates in advance of the date on which our cash resources are exhausted to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value. In addition, if we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish rights to our technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us.

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

As of June 30, 2023, we had cash, cash equivalents and investments totaling $7.4 million, compared to $20.8 million as of December 31, 2022. The decrease was primarily due to cash required to fund our continuing operations, including repayment of the Loan Agreement with Oxford, development activities for our newly acquired late-stage pipeline product candidates, and business development activities, including the divestment of DSUVIA. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

Pursuant to the ATM Agreement with Cantor, as our agent, we may offer and sell, from time to time through Cantor, shares of our common stock. There were no sales under the ATM Agreement for the three and six months ended June 30, 2023 or 2022. As of June 30, 2023, approximately $35.6 million of our common stock remained available for sale and issuance under the ATM Agreement; however, our ability to sell such shares under the shelf registration statement and the ATM Agreement will be limited until we are no longer subject to the SEC's "baby shelf" limitations.

On May 30, 2019, we entered into the Loan Agreement with Oxford. Under the Loan Agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan. After deducting all loan initiation costs and outstanding interest on the prior loan agreement with Hercules, we received $15.9 million in net proceeds. As of March 31, 2023, the outstanding balance due under the Loan Agreement with Oxford was $3.3 million. On April 3, 2023, in connection with the closing of the DSUVIA Agreement, we fully repaid the Loan Agreement with Oxford. Refer to Note 5, “Long-Term Debt” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

On July 17, 2023, we entered into a securities purchase agreement, or the Purchase Agreement, with several institutional investors, or the Purchasers, relating to the issuance and sale to the Purchasers in a private placement of 5,340,591 shares of common stock, par value $0.001 per share, pre-funded warrants to purchase up to an aggregate of 2,012,356 shares of common stock at an exercise price of $0.001 per share; Series A common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share; and Series B common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share. Refer to Note 10, “Subsequent Events” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our unaudited condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(10,583)	$(17,680)
Net cash provided by investing activities	3,123	29,348
Net cash used in financing activities	(5,405)	(4,166)

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

Cash used in operating activities of $10.6 million during the six months ended June 30, 2023, reflected a net loss of $12.5 million, partially offset by aggregate non-cash charges of $3.1 million and included an approximate $1.2 million net change in our operating assets and liabilities. Non-cash adjustments included an impairment charge of $6.9 million on our net assets held for sale in connection with our divestment of DSUVIA, an impairment charge of $1.1 million on fixed assets, a gain of $1.1 million related to the termination of lease liabilities, a $4.0 million decrease in the fair value of our warrant liability and $1.0 million in stock-based compensation expense, a $0.4 million gain on extinguishment of debt, and $0.3 million in depreciation and amortization expense. The net change in our operating assets and liabilities included a $1.1 million decrease in prepaid expenses and other assets and a $1.4 million decrease in accrued liabilities.

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

During the six months ended June 30, 2023, cash provided by investing activities of $3.1 million was primarily the net result of $2.7 million in cash proceeds on the sale of DSUVIA to Alora, $0.5 million in proceeds from the maturities of investments partially offset by $0.1 million for purchases of property and equipment.

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

During the six months ended June 30, 2023, cash used in financing activities of $5.4 million was primarily due to long-term debt payments under the Loan Agreement with Oxford. During the six months ended June 30, 2022, cash used in financing activities of $4.2 million was primarily due to long-term debt payments under the Loan Agreement with Oxford. On April 3, 2023, in connection with the closing of the DSUVIA Agreement, we fully repaid the Loan Agreement with Oxford. Refer to Note 5, “Long-Term Debt” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Remediation of Previously Reported Material Weakness

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

We have implemented measures to remediate the identified material weakness. Those remediation measures include enhanced processes to identify and appropriately apply applicable accounting requirements related to the earnings per share calculation to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We continue to provide access to accounting literature, research materials and documents, have enhanced the review and analysis process around the earnings per share calculation and increased communications among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

These actions resulted in an improved internal control environment that was in place for a period of time to allow for our management to conclude, based on evidence obtained in validating the design and operating effectiveness of these controls, that we have fully remediated the material weakness in the review procedures related to the technical accounting review and analysis over earnings per share calculations as of June 30, 2023.

Evaluation of disclosure controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Because of the material weakness in our internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, which were recast to reflect discontinued operations and filed with the Company’s Current Report on Form 8-K on August 1, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed an enhanced review and analysis of the process around the earnings per share calculation and increased communications among our personnel and third-party professionals with whom we consult and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in internal control over financial reporting. Aside from the remediation of the material weakness relating to our internal control over financial reporting, as described above, there were no other changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters under the caption “Part I. Financial Information—Item 1. Financial Statements—Note 6, Commitments and Contingencies—Litigation.”

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

Summary Risk Factors

Our business is subject to numerous risks, as more fully described in this section below this summary. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, our risks include:

●	Our Emergency Use Authorization, or EUA, application for Niyad™ is premised on the significant potential public health emergency involving COVID-19.
●	We may fail to realize the benefits expected from our acquisition of Lowell Therapeutics, Inc., or Lowell, which could adversely affect our stock price.
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

●

If we cannot maintain compliance with Nasdaq’s listing requirements, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

●

We previously identified a material weakness in our internal control over financial reporting. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

Risks Related to COVID-19 Pandemic

Our Emergency Use Authorization application for Niyad™ is premised on the significant potential public health emergency involving COVID-19.

On May 11, 2023, the COVID-19 public health emergency, or PHE, declared under the Public Health Service, or PHS, Act expired. Under Section 564 of the Federal Food, Drug, and Cosmetic, or FD&C, Act, the Commissioner of the FDA, acting under delegated authority from the Secretary of U.S. Department of Health and Human Services, or HHS, may issue an Emergency Use Authorization, or EUA, authorizing (1) the emergency use of an unapproved drug, an unapproved or uncleared device, an unlicensed biological product, or an unapproved animal drug; or (2) an unapproved use of an approved drug, approved or cleared device, licensed biological product, or conditionally approved animal drug. The ending of the PHE declared by the HHS under the PHS Act will not impact the FDA’s ability to authorize devices, treatments or vaccines for emergency use as long as the EUA declaration related to COVID-19 issued pursuant to Section 564 of the FD&C Act is still in effect. Existing EUAs for products will remain in effect and the agency may continue to issue new EUAs going forward when criteria for issuance are met until such time as the HHS COVID-19 EUA declaration under Section 564 is terminated. On March 15, 2023, the Secretary of the HHS determined that there is still a “significant potential for a public health emergency” involving SARS-CoV-2 under Section 564. Our EUA submission that is currently under review by FDA for Niyad is premised on this significant potential public health emergency involving COVID-19. Although the FDA maintains the discretion to keep EUAs in effect and to continue to issue new EUAs, the expiration of the declared PHE under the PHS Act may negatively impact our prospects for obtaining authorization in the first place, and even if authorized, any sales for a COVID-related indication may be limited and distract us from the goal of obtaining Premarket Approval, or PMA, for Niyad.

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

We have incurred significant net losses since our inception in July 2005, and as of June 30, 2023, we had an accumulated deficit of $438.4 million. In addition, we have generated negative cash flows from operations and we expect to incur significant losses in 2023 and may incur significant losses and negative cash flows from operations in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2023 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

During the past several years, domestic and international financial markets have experienced, and they may continue to experience, extreme disruption from time to time, including, among other things, high volatility, significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the evolving effects of the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine and related sanctions imposed against Russia.

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

In April 2020, DSUVIA achieved Milestone C approval by the DoD, a decision that clears the path for the DoD to begin placing orders for DSUVIA to fulfill its updating requirements for all Army Sets, Kits, and Outfits, or SKOs, for deployed/deploying troops. Completion of this SKO fulfillment process is dependent on the Army’s completion of their product information package including instructions on fulfillment and training which remains in process. In September 2020, we announced that DSUVIA was added to the DoD Joint Deployment Formulary, a core list of pharmaceutical products that are designated for deploying military units across all service branches. Under the DSUVIA Agreement, Alora will be responsible for commercializing DSUVIA except that we will retain the responsibility for driving the demand within the DoD, and we will receive quarterly payments in an amount equal to 75% of net Product sales to the DoD. Refer to Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information. Future sales of DSUVIA by Alora to the DoD are not predictable, may occur on an irregular basis, and may not meet expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. Even if Alora does generate revenue from such sales and we receive payments, we may never generate revenue that is significant or predictable, which could impair our value and our ability to raise capital, expand our business or continue our operations. The placement of new orders by the DoD is, among other things, contingent upon overall U.S. government policies, budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, deployment of military units, macroeconomic conditions, and the ability of the U.S. government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling. The timing and size of initial stocking orders for the SKOs and other orders by the DoD are based on troop deployment schedules. If DoD spending on DSUVIA does not meet our expectations, it could have a material adverse effect on our expected results of operations, financial condition and liquidity.

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

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $0.58 and $2.59 during the six months ended June 30, 2023, and $1.78 and $12.10 during the year ended December 31, 2022. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

If we cannot maintain compliance with Nasdaq’s continued listing requirements, our common stock may be delisted from The Nasdaq Global Market.

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. In particular, we are required to maintain a minimum bid price of $1.00 per share. On April 26, 2023, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock. On June 15, 2023, we received notice from Nasdaq confirming that we had cured the bid price deficiency and regained compliance with the Minimum Bid Price Rule, and that this matter is now closed; however, we cannot assure you that we will be able to maintain compliance with the Nasdaq continued listing requirements.

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. For example, under the universal shelf registration statement filed by us in June 2020 and declared effective by the SEC in July 2020, we may offer and sell any combination of common stock, preferred stock, debt securities and warrants in one or more offerings, up to a cumulative value of $150 million. To date, we have approximately $68.6 million (including shares that may be sold under the ATM Agreement with Cantor) remaining under such universal shelf registration statement; however, our ability to sell securities under the shelf registration statement will be limited until we are no longer subject to the SEC's "baby shelf" limitations. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants under our equity incentive plans. Grants under our equity incentive plans may also cause our stockholders to experience additional dilution, which could cause our stock price to fall. In May 2022 we filed a resale registration statement to permit the former stockholders of Lowell to sell the shares of common stock we issued such stockholders in exchange for their shares of Lowell capital stock. In addition, in November 2022 we filed a resale registration statement to permit Lincoln Park Capital Fund, LLC to sell the shares of common stock that are issuable upon conversion of the Series A Redeemable Convertible Preferred Stock and that are issuable upon exercise of the warrant, which were issued in a private placement transaction in August 2022. We may in the future issue additional shares of our common stock as consideration in mergers, acquisitions and other business development transactions. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our shares of common stock outstanding are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

We previously identified a material weakness in our internal control over financial reporting. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.

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

While we believe we have fully remediated the material weakness related to the technical accounting review and analysis over earnings per share calculations as of June 30, 2023, any failure to maintain effective internal control over financial reporting in the future, or failure to remediate any future material weakness, could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis.

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

We have been, are, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see Note 6 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information about pending legal proceedings.

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022 the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. The plaintiff’s deadline to file a third amended complaint is September 5, 2023. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. Please refer to Note 6 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings. Securities-related class action litigation often is expensive and diverts management’s attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if AcelRx experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.4	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.1	08/12/2022

10.1	Form of Series A common stock warrant (July 2023).	8-K	001-35068	10.3	07/21/2023

10.2	Form of Series B common stock warrant (July 2023).	8-K	001-35068	10.4	07/21/2023

10.3	Form of Pre-Funded Warrant (July 2023).	8-K	001-35068	10.5	07/21/2023

10.4	Form of placement agent Series A common stock warrant.	8-K	001-35068	10.6	07/21/2023

10.5	Form of placement agent Series B common stock warrant.	8-K	001-35068	10.7	07/21/2023

10.6§	Form of Securities Purchase Agreement, between the Registrant and the Purchasers, dated July 17, 2023.	8-K	001-35068	10.1	07/21/2023

10.7§	Form of Registration Rights Agreement, between the Registrant and the Purchasers, dated July 17, 2023.	8-K	001-35068	10.2	07/21/2023

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

Date: August 10, 2023	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)