Form 10-Q
period 2023-09-30
ACELRX PHARMACEUTICALS INC
filed 2023-11-14
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, the number of outstanding shares of the registrant’s common stock was 16,952,269.

ACELRX PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Unless the context indicates otherwise, the terms “AcelRx,” “AcelRx Pharmaceuticals,” “we,” “us” and “our” refer to AcelRx Pharmaceuticals, Inc., and its consolidated subsidiary. “Niyad” and “Fedsyra” are trademarks, and “ACELRX” and “Zalviso” are registered trademarks, all owned by AcelRx Pharmaceuticals, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

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

•

our ability to conduct ourselves, or through a contract research organization, clinical trials in a timely and effective manner to advance the development of our product candidates, including our lead nafamostat developmental product candidate, Niyad™;

•	our ability to successfully file for and obtain regulatory approval for, and then successfully launch and commercialize our developmental product candidates;

•

the success of our corporate partner, Vertical Pharmaceuticals LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, in integrating and commercializing the DSUVIA asset in the United States, including their effectiveness in marketing, sales, and distribution of the DSUVIA product, itself or with potential collaborators;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022(1)
Assets
Current Assets:
Cash and cash equivalents	$13,389	$15,275
Restricted cash	—	5,000
Short-term investments	—	495
Prepaid expenses and other current assets	1,017	1,865
Assets of discontinued operations	16	1,931
Total current assets	14,422	24,566
In-process research and development asset	8,819	8,819
Other assets	20	166
Assets of discontinued operations	—	13,936
Total Assets	$23,261	$47,487
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,026	$1,256
Accrued and other liabilities	1,792	2,531
Long-term debt, current portion	—	5,363
Liabilities of discontinued operations, current portion	756	4,620
Total current liabilities	3,574	13,770
Warrant liability	1,380	7,098
Other long-term liabilities	—	810
Liabilities of discontinued operations	—	3,995
Total Liabilities	4,954	25,673
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 16,952,269 and 8,243,680 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	17	8
Additional paid-in capital	457,999	447,635
Accumulated deficit	(439,709)	(425,829)
Total Stockholders’ Equity	18,307	21,814
Total Liabilities and Stockholders’ Equity	$23,261	$47,487

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

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022(1)	2023	2022(1)
Royalty revenue	$117	$—	$370	$—
Operating costs and expenses:
Research and development	1,178	799	3,777	2,729
Selling, general and administrative	2,248	3,724	9,199	11,784
Impairment of property and equipment	—	—	—	4,901
Total operating costs and expenses	3,426	4,523	12,976	19,414
Loss from operations	(3,309)	(4,523)	(12,606)	(19,414)
Other income (expense):
Interest expense	—	(245)	(134)	(928)
Interest income and other income, net	1,893	140	6,963	229
Non-cash interest income on liability related to the sale of future royalties	—	—	—	1,136
Gain on extinguishment of liability related to the sale of future royalties	—	—	—	84,052
Total other income (expense)	1,893	(105)	6,829	84,489
Net income (loss) before income taxes	(1,416)	(4,628)	(5,777)	65,075
Provision for income taxes	(2)	(11)	(5)	(14)
Net income (loss) from continuing operations	(1,418)	(4,639)	(5,782)	65,061
Net income (loss) from discontinued operations – See Note 3	61	(2,111)	(8,098)	(9,822)
Net income (loss)	(1,357)	(6,750)	(13,880)	55,239
Deemed dividends related to Series A Redeemable Convertible Preferred Stock	—	(186)	—	(186)
Income allocated to participating securities	—	—	—	(5,980)
Net income (loss) attributable to Common Shareholders, basic	$(1,357)	$(6,936)	$(13,880)	$49,073
Net income (loss) attributable to Common Shareholders, diluted	$(1,357)	$(6,936)	$(13,880)	$49,078
Net income (loss) per share attributable to stockholders:
Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.08)	$(0.65)	$(0.45)	$8.03
Income (loss) from discontinued operations	$0.00	$(0.29)	$(0.63)	$(1.34)
Net income (loss) per share	$(0.08)	$(0.94)	$(1.08)	$6.69
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.08)	$(0.65)	$(0.45)	$8.02
Income (loss) from discontinued operations	$0.00	$(0.29)	$(0.63)	$(1.34)
Net income (loss) per share	$(0.08)	$(0.94)	$(1.08)	$6.68
Shares used in computing net income (loss) per share of common stock, basic – See Note 10	16,758,322	7,377,363	12,880,338	7,338,853
Shares used in computing net income (loss) per share of common stock, diluted – See Note 10	16,758,322	7,377,363	12,880,338	7,345,954

(1)

The condensed consolidated statements of operations for the three and nine months ended September 30, 2022 have been derived from the unaudited condensed consolidated financial statements for those periods included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, which were recast to reflect discontinued operations and filed with the Company’s Current Report on Form 8-K on August 1, 2023.

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022	8,243,680	$8	$447,635	$(425,829)	$21,814
Stock-based compensation	—	—	569	—	569
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	21,700	—	(22)	—	(22)
Exercise of prefunded warrants	2,632,898	2	—	—	2
Issuance of common stock upon ESPP purchase	26,016	1	30	—	31
Net loss	—	—	—	(8,152)	(8,152)
Balance as of March 31, 2023	10,924,294	11	448,212	(433,981)	14,242
Stock-based compensation	—	—	471	—	471
Issuance of hold back common stock in connection with asset acquisition	69,808	—	77	—	77
Net loss	—	—	—	(4,371)	(4,371)
Balance as of June 30, 2023	10,994,102	11	448,760	(438,352)	10,419
Stock-based compensation	—	—	378	—	378
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	5,500	—	—	—	—
Exercise of prefunded warrants	595,883	1	—	—	1
Issuance of common stock upon ESPP purchase	16,193	—	14	—	14
Issuance of common stock and warrants, net	5,340,591	5	8,847	—	8,852
Net loss	—	—	—	(1,357)	(1,357)
Balance as of September 30, 2023	16,952,269	$17	$457,999	$(439,709)	$18,307

					Additional		Total
	Series A Redeemable				Paid-in	Accumulated	Stockholders’
	Convertible Preferred Stock		Common Stock		Capital	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2021	—	$—	6,840,967	$7	$437,684	$(473,584)	$(35,893)
Stock-based compensation	—	—	—	—	783	—	783
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	25,769	—	(58)	—	(58)
Issuance of common stock in connection with asset acquisition	—	—	481,026	—	5,511	—	5,511
Issuance of common stock upon ESPP purchase	—	—	7,671	—	58	—	58
Net loss	—	—	—	—	—	(8,674)	(8,674)
Balance as of March 31, 2022	—	—	7,355,433	7	443,978	(482,258)	(38,273)
Stock-based compensation	—	—	—	—	753	—	753
Issuance of common stock upon vesting of restricted stock units	—	—	11,147	—	—	—	—
Net income	—	—	—	—	—	70,663	70,663
Balance as of June 30, 2022	—	—	7,366,580	7	444,731	(411,595)	33,143
Stock-based compensation	—	—	—	—	701	—	701
Issuance of Series A Redeemable Convertible Preferred Stock and Warrants	3,000	129	—	—	110	—	110
Deemed dividends related to Series A Redeemable Convertible Preferred Stock		186			(186)		(186)
Net proceeds from issuance of common stock in connection with equity financings	—	—	35,900	—	192	—	192
Issuance of common stock upon vesting of restricted stock units	—	—	216	—	—	—	—
Issuance of common stock upon ESPP purchase	—	—	3,270	—	16	—	16
Net loss	—	—	—	—	—	(6,750)	(6,750)
Balance as of September 30, 2022	3,000	$315	7,405,966	$7	$445,564	$(418,345)	$27,226

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(13,880)	$55,239
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash interest income on liability related to royalty monetization	—	(1,136)
Depreciation and amortization	311	1,305
Non-cash interest expense related to debt financing	53	333
Non-cash issuance of Lowell holdback shares	(723)	—
Stock-based compensation	1,418	2,237
Non-cash gain on termination of liability related to royalty termination	—	(84,152)
Impairment of property and equipment	—	4,901
Revaluation of warrant liability	(5,718)	—
Impairment of net assets held for sale	6,853	—
Impairment of fixed assets	1,065	—
Gain on termination of lease liabilities	(1,098)	—
Gain on extinguishment of debt liability	(400)	—
Other	(15)	(47)
Changes in operating assets and liabilities:
Accounts receivable	(97)	(352)
Inventories	61	210
Prepaid expenses and other assets	1,294	375
Other assets	226	—
Accounts payable	(957)	25
Accrued liabilities	(1,761)	(1,456)
Operating lease liabilities	(146)	(357)
Deferred revenue	(29)	(43)
Net cash used in operating activities	(13,543)	(22,918)
Cash flows from investing activities:
Purchase of property and equipment	(100)	(316)
Purchase of investments	—	(7,369)
Sale of the DSUVIA assets	2,723	—
Cash paid for asset acquisition, net of cash acquired	—	(1,687)
Proceeds from maturities of investments	500	43,162
Net cash provided by investing activities	3,123	33,790
Cash flows from financing activities:
Payment of long-term debt	(5,416)	(6,250)
Net proceeds from issuance of Issuance of Series A Redeemable Convertible Preferred Stock and Warrants	—	239
Net proceeds from issuance of common stock in connection with equity financings	8,924	192
Net proceeds from issuance of common stock in connection with exercise of prefunded warrants	3	—
Net proceeds from issuance of common stock through equity plans	45	74
Payment of employee tax obligations related to vesting of restricted stock units	(22)	(58)
Net provided by (cash used in) financing activities	3,534	(5,803)
Net change in cash, cash equivalents and restricted cash	(6,886)	5,069
Cash, cash equivalents and restricted cash—Beginning of period	20,275	12,663
Cash, cash equivalents and restricted cash—End of period	$13,389	$17,732

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payable and accrued liabilities	—	$1,327
Liability for hold back shares in connection with asset acquisition in other long-term liabilities	—	$800
Issuance of common stock in connection with asset acquisition	—	$5,511
Establishment of right-of-use asset and lease liability	—	$85
Offering costs in accounts payable	$72	—
Fair value of warrants issued to placement agent	$263	—

See notes to condensed consolidated financial statements.

AcelRx Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except where otherwise noted)

1. Organization and Summary of Significant Accounting Policies

The Company

AcelRx Pharmaceuticals, Inc., or the Company, or AcelRx, was incorporated in Delaware on July 13, 2005 as SuRx, Inc. The Company subsequently changed its name to AcelRx Pharmaceuticals, Inc. The Company’s operations are based in San Mateo, California.

AcelRx is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

On March 12, 2023, the Company entered into an Asset Purchase Agreement, or the DSUVIA Agreement, with Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, pursuant to which Alora agreed to acquire certain assets and assume certain liabilities of AcelRx relating to its sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. The closing of the DSUVIA Agreement occurred on April 3, 2023 (see Note 3, “Discontinued Operations”).

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

Liquidity and Going Concern

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities and expects to continue to incur operating losses and negative cash flows in the future. Although in July 2023 the Company closed the private placement of its common stock, pre-funded warrants and common warrants for aggregate gross proceeds to the Company of $10.0 million, before deducting the placement agent's fees and other offering expenses payable by the Company, with an additional potential $16.3 million upon the exercise of the common warrants, which include an acceleration feature should the Company achieve certain performance milestones (see Note 7, “Stockholders’ Equity”), considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12 month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, debt securities, a new debt facility, monetizing or securitizing certain assets, entering into product development, license or distribution agreements with third parties, or divesting any of the Company’s remaining product candidates. While management believes its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to further reduce its workforce or delay the development of its regulatory filing plans for its product candidates in advance of the date on which the Company’s cash resources are exhausted to ensure that the Company has sufficient capital to meet its obligations and continue on a path designed to preserve stockholder value. In addition, if additional funds are raised through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to the Company.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2022, was derived from the Company’s audited financial statements as of December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023, which were recast to reflect discontinued operations and filed with the Company’s Current Report on Form 8-K on August 1, 2023. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2023, from those previously disclosed in its 2022 Annual Report on Form 10-K, except as follows:

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

The Company’s royalty revenue relates to the Company’s portion of net revenue earned on the sales of DSUVIA to the Department of Defense, or DoD, by Alora under the Marketing Agreement (as defined in Note 3). The Company’s performance obligation is to serve as the exclusive sales agent for selling DSUVIA to the DoD through the term of the Marketing Agreement. The non-creditable and non-refundable royalty revenues are variable consideration based on 75% of net sales of DSUVIA to the DoD during the period subject to certain adjustments. The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis depending on if it obtains control over the goods and services before they are transferred to customers. The Company is acting as an agent in relation to DSUVIA sales to the DoD.

The consideration in the Marketing Agreement reflects a variable amount, for which the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer by using the expected value method. The Company includes in the transaction price the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Royalty revenues are recognized when the DoD obtains control of the product, at which time the Company has an unconditional right to receive payment for such royalty earned.

Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net loss separate from the net income (loss) of continuing operations.

The Company’s DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, the Company has classified the results of the DSUVIA business as discontinued operations in its unaudited condensed consolidated statements of operations for all periods presented. All assets and liabilities associated with the DSUVIA business were classified as assets and liabilities of discontinued operations in the unaudited condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted. (See Note 3, Discontinued Operations).

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

As of September 30, 2023, and December 31, 2022, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$1,656	$—	$—	$1,656
Money market funds	3,264	—	—	3,264
U.S. government agency securities	7,572	—	—	7,572
Commercial paper	897	—	—	897
Total cash and cash equivalents	$13,389	$—	$—	$13,389

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$13,275	$—	$—	$13,275
Money market funds	321	—	—	321
U.S. government agency securities	2,444	—	—	2,444
Commercial paper	4,235	—	—	4,235
Total cash, cash equivalents and restricted cash	20,275	—	—	20,275

Short-term investments:
Commercial paper	495	—	—	495

Total short-term investments	495	—	—	495

Total cash, cash equivalents, restricted cash and short-term investments	$20,770	$—	$—	$20,770

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three and nine months ended September 30, 2023 or the twelve months ended December 31, 2022. As such, we did not record a credit allowance for the three and nine months ended September 30, 2023.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of September 30, 2023 and December 31, 2022, the Company held, in addition to Level II assets, a warrant liability related to the 2022 Warrants (see Note 12, “Warrants” in the Company’s 2022 Annual Report on Form 10-K for further description). The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate (see Note 8, “Warrants” below). The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in interest income and other income, net in the unaudited condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of September 30, 2023
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$3,264	$3,264	$—	$—
U.S. government agency securities	7,572	—	7,572	—
Commercial paper	897	—	897	—
Total assets measured at fair value	$11,733	$3,264	$8,469	$—
Liabilities
Warrant liability	$1,380	$—	$—	$1,380
Total liabilities measured at fair value	$1,380	$—	$—	$1,380

	As of December 31, 2022
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$321	$321	$—	$—
U.S. government agency securities	2,444	—	2,444	—
Commercial paper	4,730	—	4,730	—
Total assets measured at fair value	$7,495	$321	$7,174	$—
Liabilities
Warrant liability	$7,098	$—	$—	$7,098
Total liabilities measured at fair value	$7,098	$—	$—	$7,098

The following table sets forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Fair value—beginning of period	$3,086	$7,098
Change in fair value of 2022 Warrants liability	(1,706)	(5,718)
Fair value—end of period	$1,380	$1,380

There was no such warrant liability for the three and nine months ended September 30, 2022.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

3. Discontinued Operations

Asset Purchase Agreement

On April 3, 2023, the Company, closed the transactions contemplated by the DSUVIA Agreement entered into on March 12, 2023, with Alora, pursuant to which Alora agreed to acquire certain assets and assume certain liabilities of AcelRx relating to its sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. The Product expressly excludes the pharmaceutical product referred to as Zalviso (sufentanil sublingual tablets, each 15 mcg), any other multi-dose administration system containing sufentanil sublingual tablets (whether as the sole active ingredient or in combination with other active ingredients), and any single-dose formulation of sufentanil for use outside of a medically supervised setting. With the closing of the transaction, AcelRx is entitled to receive (a) up to $116.5 million in sales-based milestones, (b) quarterly payments in an amount equal to 15% of net sales based on sales of Product to all customers, other than sales to the United States DoD under the Marketing Agreement (as defined below), pursuant to which Alora will pay AcelRx 75% of Product net sales to the DoD, and sales by or on behalf of Laboratoire Aguettant, or Aguettant, and (c) 20% of any consideration, excluding royalty payments based on sales of Product and subject to customary exclusions, received by Alora or its affiliates in connection with a grant to any third party of a license related to Product, or by Alora or its affiliates or equityholders in connection with a sale or transfer to any third party of an ownership interest in any assets acquired by Alora under the DSUVIA Agreement.

The DSUVIA Agreement contains customary representations, warranties, and covenants by each party. Alora agreed not to practice, license or otherwise exploit any of the intellectual property rights acquired by it under the DSUVIA Agreement to manufacture, develop or commercialize any product (other than Product) that is or has been commercialized by AcelRx or its affiliate as of the date of the DSUVIA Agreement, or any product that is competitive with any such product. In addition, Alora will use commercially reasonable efforts to maintain regulatory approvals for and commercialize Product in the United States. The DSUVIA Agreement also contains indemnification rights for each of AcelRx and Alora for breaches of representations, warranties, and covenants, as well as certain other matters, subject to certain specified limitations.

The Closing included the execution of the Amended DZUVEO Agreement (as defined below) and the Amended and Restated Supply Agreement (as defined below) between AcelRx and Aguettant, as well as certain ancillary agreements between AcelRx and Alora. Such ancillary agreements include (a) an intellectual property agreement, pursuant to which Alora granted fully-paid, royalty-free and perpetual licenses to AcelRx under certain specified intellectual property rights acquired by Alora under the DSUVIA Agreement for, among other things, the development, manufacture, commercialization and exploitation of certain products, including Zalviso, (b) a transition services agreement, pursuant to which, during the period specified therein, AcelRx will be paid to provide certain services (including, manufacturing technology transfer, supply chain, regulatory, and medical affairs services) to Alora, and distribute, on behalf of Alora, certain inventory of Product transferred to Alora under the DSUVIA Agreement, and (c) a marketing agreement, or the Marketing Agreement, pursuant to which AcelRx will have the exclusive right to market and offer Product for sale to DoD and Alora will pay to AcelRx 75% of net sales of Product sold to DoD, subject to adjustment in certain circumstances.

Amendments to Certain Agreements Between AcelRx and Aguettant

AcelRx and Aguettant are parties to (a) the License and Commercialization Agreement, dated July 14, 2021, pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in certain European countries for the management of acute moderate to severe pain in adults in medically monitored settings, or the DZUVEO Agreement, and (b) the supply agreement, dated December 6, 2021, with respect to the manufacture and supply of DZUVEO in form of bulk product by AcelRx to Aguettant, or the Supply Agreement. Pursuant to the DSUVIA Agreement, AcelRx and Aguettant entered into an amendment to the DZUVEO Agreement, or the Amended DZUVEO Agreement, and an amendment and restatement to the Supply Agreement, or the Amended and Restated Supply Agreement.

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

Pursuant to the DSUVIA Agreement, AcelRx assigned the Amended DZUVEO Agreement and the Amended and Restated Supply Agreement to Alora.

In addition, AcelRx and Aguettant amended the License and Commercialization Agreement, dated July 14, 2021, pursuant to which AcelRx obtained exclusive rights to develop and commercialize certain ephedrine pre-filled syringe and certain phenylephrine prefilled syringe in the United States, or the PFS Agreement (see Note 4, “In-License Agreement” below).

The Company’s DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, the assets and liabilities associated with these operations have been classified as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets at September 30, 2023 and December 31, 2022. The operations and cash flows of the DSUVIA business are presented as discontinued for all periods presented.

The following table presents the results of the discontinued operations for the three- and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total revenues	$—	$507	$501	$1,519
Cost of goods sold	—	338	711	1,290
Selling, general and administrative expense	21	1,771	719	8,613
Impairment of net assets held for sale	(82)	—	6,853	—
Impairment of fixed assets	—	—	1,065	—
Gain on termination of lease liabilities	—	—	(1,098)	—
Research and development expenses	—	509	349	1,438
Net income (loss) from discontinued operations	$61	$(2,111)	$(8,098)	$(9,822)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented (in thousands).

	September 30, 2023	December 31, 2022
Accounts receivable, net	$11	$309
Inventories	-	1,178
Prepaid expenses and other current assets	5	444
Total current assets of discontinued operations	16	1,931
Property, plant and equipment, net	-	10,261
Operating lease right-of-use assets	-	3,499
Other assets	-	176
Total non-current assets of discontinued operations	-	13,936
Total assets of discontinued operations	$16	$15,867

Accounts payable	$10	$784
Accrued liabilities	746	1,720
Operating lease liabilities, current portion	-	1,601
Note payable, current portion	-	400
Deferred revenue, current portion	-	115
Total current liabilities of discontinued operations	756	4,620
Operating lease liabilities, net of current portion	-	2,959
Deferred revenue, net of current portion	-	1,036
Total non-current liabilities of discontinued operations	-	3,995
Total liabilities of discontinued operations	756	8,615
Net assets (liabilities) of discontinued operations	$(740)	$7,252

The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Depreciation and amortization	$215	$1,176
Stock-based compensation	19	226
Impairment of net assets held for sale	6,853	-
Impairment of fixed assets	1,065	-
Gain on termination of lease liabilities	(1,098)	-
Gain on extinguishment of debt	(400)	-

The following table represents the gain (loss) on sale of discontinued operations for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Cash proceeds	$—	$2,723
Less: net assets transferred	—	(8,723)
Less: disposal costs	82	(853)
Loss on sale of discontinued operations, before income taxes	82	(6,853)
Income tax expense	—	—
Gain (loss) on sale of discontinued operations	$82	$(6,853)

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

As of September 30, 2023, there have been no payments by the Company to Aguettant under the PFS Agreement.

5. Long-Term Debt

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford Finance LLC, or Oxford, as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019.

As of September 30, 2023 and December 31, 2022, the accrued balance due under the Loan Agreement with Oxford was $0 and $5.4 million, respectively. Interest expense related to the Loan Agreement was immaterial for the three months ended September 30, 2023, and $0.1 million, $0.1 million of which represented amortization of the debt discount, for the nine months ended September 30, 2023. Interest expense related to the Loan Agreement was $0.2 million, $0.1 million of which represented amortization of the debt discount, and $0.9 million, $0.3 million of which represented amortization of the debt discount, for the three and nine months ended September 30, 2022, respectively.

In connection with the closing of the divestment of DSUVIA to Alora, on April 3, 2023, the Company paid Oxford the remaining amount due of approximately $3.4 million including accrued interest and fees under the Loan, and the Loan Agreement was terminated with no further obligations by either party.

6. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 1, 2022, the Court held oral hearings on the Company’s motion to dismiss the amended complaint with prejudice that was filed on July 21, 2022. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022 the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. On September 5, 2023, the plaintiffs filed a third amended complaint.

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

The Company believes that these lawsuits are without merit and intends to vigorously defend against them. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from these actions. It is reasonably possible that this estimate may change in the near term. An adverse outcome regarding these matters could materially adversely affect the Company’s financial condition, results of operations, and cash flows.

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

7. Stockholders’ Equity

Common Stock

July 2023 Private Placement

On July 17, 2023, the Company entered into a securities purchase agreement, or the Purchase Agreement, with several institutional investors, or the Purchasers, relating to the issuance and sale to the Purchasers in a private placement of 5,340,591 shares of common stock, par value $0.001 per share, pre-funded warrants to purchase up to an aggregate of 2,012,356 shares of common stock at an exercise price of $0.001 per share, or the 2023 Pre-Funded Warrants; Series A common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share; and Series B common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share. See Note 8, “Warrants” for additional information regarding the 2023 Pre-Funded Warrants, and Series A and Series B common stock warrants. The private placement closed on July 20, 2023.

The combined offering price was $1.36 per share of common stock and accompanying Series A common stock warrant and Series B common stock warrant, or in the case of 2023 Pre-Funded Warrants, $1.359 per pre-funded warrant and accompanying Series A common stock warrant and Series B common stock warrant (which is the purchase price per share of common stock and accompanying warrants less $0.001). The aggregate gross proceeds to AcelRx from the private placement were approximately $10.0 million, before deducting placement agent fees and other expenses payable by AcelRx of approximately $1.1 million, and excluding the proceeds, if any, from the exercise of the 2023 Pre-Funded Warrants and Series A and Series B common stock warrants issued in the private placement. The potential gross proceeds from the Series A common stock warrants and Series B common stock warrants, if fully exercised for cash, is approximately $16.3 million.

In May 2023, AcelRx engaged H.C. Wainwright & Co., LLC to act as placement agent in the private placement. As compensation, AcelRx paid the placement agent a cash fee equal to 5.25% of the aggregate gross proceeds generated from the private placement and reimbursed certain expenses of the placement agent in connection with the private placement totaling $0.1 million. The placement agent will be entitled to an additional one-time payment of $200,000 upon the exercise of the Series A and Series B common stock warrants resulting in cumulative aggregate gross proceeds to AcelRx of at least $9.5 million in cash. As of September 30, 2023, no Series A or Series B common stock warrants were exercised. In addition, the Company issued to the placement agent fully vested Series A common stock warrants, or placement agent Series A common stock warrants, to purchase 183,824 shares of common stock and fully vested Series B common stock warrants, or placement agent Series B common stock warrants, to purchase 183,823 shares of common stock. See Note 8, “Warrants” for additional information regarding the placement agent Series A and Series B common stock warrants.

ATM Agreement

The Company has entered into the ATM Agreement with Cantor, as agent, pursuant to which the Company may offer and sell, from time to time through Cantor, shares of the Company’s common stock having an aggregate offering price of up to $80.0 million.

The Company issued and sold approximately 0.04 million shares of common stock pursuant to the ATM Agreement and received net proceeds of $0.2 million, after deducting fees and expenses, during the three and nine months ended September 30, 2022.  As of September 30, 2023, the Company did not have an effective shelf registration statement, and will be unable to make any further sales under the ATM Agreement until such time as the Company files a new shelf registration statement and it is declared effective by the SEC. In addition, the Company’s ability to sell such shares under any future shelf registration statement the Company may file with the SEC and the ATM Agreement will be limited until the Company is no longer subject to the SEC’s “baby shelf” limitations.

Stock Plan

Amended 2020 Equity Incentive Plan

On October 10, 2023, at the 2023 Annual Meeting of Stockholders of the Company, upon the recommendation of the Company’s Board of Directors, the Company’s stockholders approved an amendment and restatement of the Company’s 2020 Equity Incentive Plan, or  the Amended 2020 Plan, to increase the number of authorized shares reserved for issuance thereunder by 1,500,000 shares, subject to adjustment for certain changes in the Company’s capitalization. The aggregate number of shares of the Company’s common stock that  may be issued under the Amended  2020 Plan will not exceed the sum of: (i) 1,990,000 shares, and (ii) up to 744,608 shares subject to outstanding awards granted under the 2011 Equity Incentive Plan that  may become available for issuance under the Amended 2020 Plan, as such shares become available from time to time.

8. Warrants

The activity related to warrants during the nine months ended September 30, 2023, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at December 31, 2022	7,824,933	$1.72
2023 Pre-Funded Warrants issued	2,012,356	$0.001
Series A Common Stock Warrants issued	7,352,947	$1.11
Series B Common Stock Warrants issued	7,352,947	$1.11
Series A Common Stock Warrants issued to placement agent	183,824	$1.70
Series B Common Stock Warrants issued to placement agent	183,823	$1.70
2022 Pre-Funded Warrants exercised	(2,632,898)	$0.0001
2023 Pre-Funded Warrants exercised	(595,883)	$0.001
Outstanding at September 30, 2023	21,682,049	$1.40
Exercisable at September 30, 2023	21,682,049	$1.40

The pre-funded warrants issued in December 2022 to purchase 2,632,898 shares of common stock, or the 2022 Pre-Funded Warrants, were exercised in full in the three months ended March 31, 2023. The 2023 Pre-Funded Warrants were exercisable immediately following the closing date of the July 2023 Private Placement, or July 20, 2023, and have an unlimited term and an exercise price of $0.001 per share. In addition, 595,883 of the 2023 Pre-Funded Warrants were exercised in the three months ended September 30, 2023. The 2022 Pre-Funded Warrants and the 2023 Pre-Funded Warrants were determined to be common stock equivalents.

The common warrants issued in December 2022 to purchase an aggregate of 4,227,052 shares of common stock, or the 2022 Warrants, were accounted for by the Company as a liability. At September 30, 2023, the 2022 Warrants were valued at approximately $1.4 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.58 per share, expected life of 5.25 years, volatility of 94.73%, a risk-free rate of 4.60% and 0% expected dividend yield. See Note 2, “Investments and Fair Value Measurement” above. On April 25, 2023, the 2022 Warrants were amended to remove the full ratchet anti-dilutive adjustment rights in the event the Company issues shares of common stock or common stock equivalents in the future with a value less than the then effective exercise price of such common warrants subject to certain customary exceptions, and further subject to a minimum exercise price of $1.00 per share.

The Series A and Series B common stock warrants were exercisable immediately following the closing date of the July 2023 Private Placement and have a five-year term, unless certain milestone events are met which accelerate the expiration date to 45 days following such announcement, and have an exercise price of $1.11 per share. The Series A and Series B common stock warrants also include certain rights upon “fundamental transactions” as described in such warrants, including the right of the holders thereof to receive from AcelRx or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction in the amount of the Black Scholes value (as described in such warrants) of the unexercised portion of the applicable warrants on the date of the consummation of such fundamental transaction.

The Company evaluated the 2023 Pre-Funded Warrants, Series A and Series B common stock warrants under ASC 815-40 and determined that they did not require liability classification and met the requirements for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. Accordingly, the proceeds were allocated between common stock and the 2023 Pre-Funded Warrants, Series A and Series B common stock warrants at their respective relative fair value basis to stockholders’ equity and as a component of additional paid-in capital on the condensed consolidated balance sheets. The fair value of the Series A and Series B common stock warrants was determined using a Black-Scholes option pricing model and the common stock based on the closing date share price and were recorded in additional paid-in capital within stockholders' equity on the condensed consolidated balance sheets.

The placement agent Series A and Series B common stock warrants have the same terms as the Series A and Series B common stock warrants to be issued to the purchasers, except such warrants do not have a Black Scholes provision in the event of a fundamental transaction and the exercise price of such warrants is $1.70 per share, which is 125% of the combined offering price per share. The Company concluded that the placement agent Series A and Series B common stock warrants are freestanding equity-linked derivative instruments that met the criteria for equity classification. The placement agent Series A and Series B common stock warrants were valued at approximately $0.3 million, using the Black-Scholes option pricing model as follows: exercise price of $1.70 per share, stock price of $1.07 per share, expected life of 5 years, volatility of 94.3%, a risk-free rate of 4.08% and 0% expected dividend yield.

In July 2023, the warrants issued to Lincoln Park Capital Fund, LLC, or the August 2022 LPC Warrant, to purchase up to an aggregate of 81,150 shares of common stock down round feature was triggered due to the price per share received from the issuance of common stock and warrants in connection with the July 2023 Private Placement. The Company calculated the value of the effect of the down round feature measured as the difference between the warrants’ fair value, using the Black-Scholes option-pricing model, before and after the down round feature was triggered using the then current exercise price, $2.07, and the new exercise price, $1.11. The difference in fair value of the effect of the Down Round Feature was immaterial and had no impact on net loss per share in the periods presented. This down round feature expired on August 3, 2023.

The Series A and Series B common stock warrants, the placement agent Series A and Series B common stock warrants, the 2022 Warrants and the financing warrants issued in November 2021 are participating securities which, by definition, entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares.

9. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$210	$139	$383	$466
Selling, general and administrative	168	519	1,016	1,545
Discontinued operations	—	43	19	226
Total	$378	$701	$1,418	$2,237

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2023	82,778	$16.97
Granted	44,091	1.76
Vested	(40,106)	19.31
Forfeited	(2,926)	13.91
Restricted stock units outstanding, September 30, 2023	83,837	$7.96

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

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Stock options outstanding, January 1, 2023	725,623	$52.98
Granted	264,520	1.76
Forfeited	(9,003)	12.09
Expired	(105,808)	83.31
Stock options outstanding, September 30, 2023	875,332	$34.26	6.5	$—
Vested and exercisable options— September 30, 2023	478,246	$54.66	4.5	$—
Vested and expected to vest— September 30, 2023	875,332	$34.26	6.5	$—

The per-share weighted average grant date fair value of the options granted during the nine months ended September 30, 2023 was estimated at $1.39 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine months ended September 30, 2023
Expected term (in years)	6.3
Risk-free interest rate	3.9%
Expected volatility	94%
Expected dividend rate	0%

As of September 30, 2023, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.1 million which is expected to be recognized over a weighted-average period of 2.2 years. As of September 30, 2023, there were 151,953 shares available for grant under the Company’s equity incentive plans and 169,667 shares available for grant under the Amended ESPP.

10. Net Income (Loss) per Share of Common Stock

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

During the nine months ended September 30, 2022, the Company presents diluted EPS using the two-class method as it was more dilutive. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses, therefore, net loss for the three and nine months ended  September 30, 2023 was attributed entirely to common stockholders. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the Company’s pre-funded warrants issued in  December 2022 and July 2023 with a de minimis exercise price of $0.0001 per share, are considered outstanding common shares which are included in the calculation of basic and diluted net income (loss) per share in all circumstances.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock during the three and nine months ended  September 30, 2023 and 2022 (in thousands, except for share and per share amounts):

	Three Months Ended September 30,
	2023	2022
	(in thousands, except share and per share amounts)
Basic net loss per common share:
Net loss from continuing operations	$(1,418)	$(4,639)
Less: deemed dividend related to Series A Redeemable Convertible Preferred Stock	—	(186)
Net loss from continuing operations attributable to common shareholders, basic	(1,418)	(4,825)
Net income from discontinued operations attributable to common shareholders, basic	61	(2,111)
Net loss attributable to common shareholders, basic	$(1,357)	$(6,936)
Weighted average shares outstanding — basic	16,758,322	7,377,363
Loss from continuing operations, basic	$(0.08)	$(0.65)
Income from discontinued operations, basic	$0.00	$(0.29)
Loss per share, basic	$(0.08)	$(0.94)
Diluted net loss per common share:
Net loss from continuing operations	$(1,418)	$(4,639)
Less: deemed dividend related to Series A Redeemable Convertible Preferred Stock	—	(186)
Net loss from continuing operations attributable to common shareholders, diluted	(1,418)	(4,825)
Net income from discontinued operations attributable to common shareholders, diluted	61	(2,111)
Net loss attributable to common shareholders, diluted	$(1,357)	(6,936)
Weighted average shares outstanding — diluted	16,758,322	7,377,363
Loss from continuing operations, diluted	$(0.08)	$(0.65)
Income from discontinued operations, diluted	$0.00	$(0.29)
Net loss per share, diluted	$(0.08)	$(0.94)

	Nine Months ended September 30,
	2023	2022
	(in thousands, except share and per share amounts)
Basic net income (loss) per common share:
Net income (loss) from continuing operations	$(5,782)	$65,061
Less: deemed dividends related to Series A Redeemable Convertible Preferred Stock	—	(186)
Less: income allocated to participating securities	—	(5,980)
Net income (loss) from continuing operations attributable to common shareholders, basic	(5,782)	58,895
Net loss from discontinued operations attributable to common shareholders, basic	(8,098)	(9,822)
Net income (loss) attributable to common shareholders, basic	$(13,880)	$49,073
Weighted average shares outstanding — basic	12,880,338	7,338,853
Income (loss) from continuing operations, basic	$(0.45)	$8.03
Loss from discontinued operations, basic	$(0.63)	$(1.34)
Net income (loss) per share, basic	$(1.08)	$6.69
Diluted net income (loss) per common share:
Net income (loss) from continuing operations	$(5,782)	$65,061
Less: deemed dividends related to Series A Redeemable Convertible Preferred Stock	—	(186)
Less: income allocated to participating securities	—	(5,975)
Net income (loss) from continuing operations attributable to common shareholders, diluted	(5,782)	$58,900
Net loss from discontinued operations attributable to common shareholders, diluted	(8,098)	$(9,822)
Net income (loss) attributable to common shareholders, diluted	$(13,880)	$49,078
Weighted average shares outstanding — basic	12,880,338	7,338,853
Dilutive effect of warrants	—	5,756
Dilutive effect of RSUs	—	1,345
Weighted average shares outstanding — diluted	12,880,338	7,345,954
Income (loss) from continuing operations, diluted	$(0.45)	$8.02
Loss from discontinued operations, diluted	$(0.63)	$(1.34)
Net income (loss) per share, diluted	$(1.08)	$6.68

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs, stock options and ESPP to purchase common stock	959,169	821,875	959,169	817,086
Common stock warrants	20,265,576	964,983	20,265,576	910,928

11. Subsequent Events

The Company evaluates events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements, to identify matters that require recognition or disclosure. The Company concluded that no subsequent events have occurred, that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Form 10-Q, and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022, or the Annual Report, which were recast to reflect discontinued operations and filed with the Company’s Current Report on Form 8-K on August 1, 2023.

About AcelRx Pharmaceuticals, Inc.

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

Our portfolio consists of nafamostat product candidates and pre-filled syringe product candidates, as further described below. On April 3, 2023, we closed the transactions contemplated by the Asset Purchase Agreement, or the DSUVIA Agreement, with Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, entered into on March 12, 2023, pursuant to which Alora acquired certain assets and assumed certain liabilities of AcelRx relating to our sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. Refer to Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements to this Quarterly Report on Form 10-Q for additional information. We do not have plans to further develop any sufentanil sublingual product candidates.

Nafamostat Product Candidates

Product/Product Candidate	Description	Target Use	Status
Niyad™	Lyophilized vial containing nafamostat for injection	Regional anticoagulant for injection into the extracorporeal circuit

Received an investigational device exemption, or IDE, and Breakthrough Device Designation from the United States Food and Drug Administration, or FDA. Plan to initiate a registrational trial in 2023 and submit a Premarket Approval, or PMA, application to the FDA in the second half of 2024.

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

Overview

On April 3, 2023, we closed the transactions contemplated by the DSUVIA Agreement with Alora pursuant to which Alora acquired certain assets and assume certain liabilities relating to the Product. The Product expressly excludes Zalviso, any other multi-dose administration system containing sufentanil sublingual tablets (whether as the sole active ingredient or in combination with other active ingredients), and any single-dose formulation of sufentanil for use outside of a medically supervised setting. Under the DSUVIA Agreement, we are entitled to receive quarterly payments in an amount equal to 15% of net Product sales to all customers excluding net sales to the Department of Defense and sales by or on behalf of Aguettant, and quarterly payments in an amount equal to 75% of net Product sales to the Department of Defense. We are also entitled to receive sales milestones up to $116.5 million based on the achievement of Alora attaining certain levels of annual sales. Refer to Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

On January 7, 2022, we acquired Lowell Therapeutics, Inc., or Lowell, a privately held company, pursuant to the Agreement and Plan of Merger, dated as of November 14, 2021, or the Merger Agreement, in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, and which includes up to approximately $26.0 million of contingent consideration payable in cash or stock at AcelRx’s option, upon the achievement of regulatory and sales-based milestones, or the Merger Agreement. In connection with the Merger Agreement, we acquired Niyad and LTX-608 (lyophilized vials of nafamostat for injection into the extracorporeal circuit or direct IV infusion to the patient, respectively), an in-process research and development, or IPR&D, asset. For additional information regarding the Merger Agreement, see Note 4, “Asset Acquisition” to the consolidated financial statements in our 2022 Annual Report on Form 10-K for additional information.

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

Our strategy is focused on developing, obtaining approval, and commercializing our product candidates, Niyad and the pre-filled syringes. Accordingly, we divested DSUVIA to Alora in April 2023, who will continue to commercialize the product and pay us sales-based milestone and other payments. We believe this will maximize the value of DSUVIA as Alora has more available resources to invest on DSUVIA commercialization and as a result can execute a more robust commercial plan to support DSUVIA sales expansion, while we further reduce our operating costs. We have no plans on further developing or commercializing any of our other sufentanil sublingual products that were previously our product candidates. We are focused on initiating a registrational study of Niyad later this year and anticipate submitting a PMA application for Niyad to the FDA in the second half of 2024.

On October 25, 2022, we filed a certificate of amendment to our amended and restated certificate of incorporation to effect a 1-for-20 reverse stock split of our outstanding common stock, effective as of 5:01 p.m. Eastern Time on October 25, 2022, or the Reverse Stock Split. Unless expressly stated herein, all share amounts of our common stock presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split. See Note 1 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

General Trends and Outlook

Global Supply Chain

We continue to engage with various elements of our supply chain and distribution channel, including our customers, contract manufacturers, and logistics and transportation providers, to supply our product candidates for development purposes and to remain informed of any challenges within our supply chain. We intend to adapt our plans as needed to continue to drive our product development programs. However, the COVID-19 pandemic has impacted our global supply chain and we may face further disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products if the global COVID-19 pandemic persists. Such supply disruptions may adversely impact our ability to continue development of our product candidates and ultimately generate sales of and revenues from any approved products, and our business, financial condition, results of operations and growth prospects could be adversely affected.

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

On April 25, 2023, we executed a Memorandum of Understanding, or MoU, with a contract manufacturer, or the CMO, for the active pharmaceutical ingredient, or API, for Niyad. The MoU provides us with a secured supply of nafamostat API on an exclusive basis outside of all Asian countries for our planned registrational study for Niyad later this year. The MoU also provides us access to the CMOs drug master file, or DMF, for the nafamostat API. AcelRx and the CMO are required to use good faith efforts to execute a Master Supply Agreement, or MSA, with exclusivity outside of Asian countries, which will ensure a long-term supply of nafamostat API. The MoU requires that we make payments to the CMO based on the achievement of four separate milestones: (a) execution of the MoU, (b) receipt of an EUA from the FDA, (c) an approved PMA from the FDA, and (d) execution of the MSA. The MoU is considered legally binding on both parties.

On April 27, 2023, we submitted a request for EUA for Niyad and responded to previous questions outlined by the FDA in a prior submission made by Lowell. Our submission included information on the active pharmaceutical ingredient and finished drug product, including stability testing data and a process validation protocol for Niyad, amongst other items requested by the FDA. On September 22, 2023, the FDA notified us that due to the volume of EUA requests the FDA has received, the FDA has determined that review of the Niyad EUA is not a priority and has therefore declined to issue an EUA for Niyad at this time pursuant to the FDA’s current prioritization of EUA requests. In the notice letter, the FDA encouraged us to continue to assess clinical development of the Niyad device. We plan to initiate a registrational study of Niyad later this year and anticipate submitting a PMA application for Niyad to the FDA in the second half of 2024.

On July 20, 2023, we closed the private placement of common stock, pre-funded warrants and common warrants for aggregate gross proceeds to us of $10.0 million, before deducting the placement agent’s fees and other offering expenses payable by us, with an additional potential $16.3 million upon the exercise of the common warrants, which include an acceleration feature should the Company achieve certain performance milestones. Refer to Note 7, “Stockholders’ Equity” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Financial Overview

We have incurred net losses and generated negative cash flows from operations and expect to continue to incur losses in the future as we continue to fund any future research and development activities needed to support the FDA regulatory review of our product candidates.

Our net loss for the three and nine months ended September 30, 2023 was $1.4 million and $13.9 million, respectively, compared to net loss for the three months ended September 30, 2022 of $6.8 million and net income for the nine months ended September 30, 2022 of $55.2 million. As of September 30, 2023, we had an accumulated deficit of $439.7 million. As of September 30, 2023, we had cash, cash equivalents and short-term investments totaling $13.4 million compared to $20.8 million as of December 31, 2022.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and nine months ended September 30, 2023, from those previously disclosed in our Annual Report, as follows:

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

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three and nine months ended September 30, 2023 and 2022. Certain financial results (revenues and expenses) relating to the divestment of our DSUVIA/DZUVEO business are reflected in discontinued operations. See Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information. Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.

Three and Nine Months Ended September 30, 2023 and 2022

Revenue

For the three and nine months ended September 30, 2023, we recognized $0.1 million and $0.4 million in revenue, respectively, related to the DSUVIA Agreement with Alora under the Marketing Agreement executed in April 2023, pursuant to which AcelRx has the exclusive right to market and offer DSUVIA for sale to DoD and for which Alora pays us 75% of net sales of DSUVIA sold to DoD.

Research and Development Expenses

There were no research and development expenses capitalized during the three or nine months ended September 30, 2023.

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

Below is a summary of our research and development expenses during the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Drug Indication/Description	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022

	(In thousands, except percentages)
Niyad	$273	$47	$226	481%	$1,232	$305	$927	304%
PFS	—	189	(189)	(100)%	4	309	(305)	(99)%
Zalviso	1	11	(10)	(91)%	29	24	5	21%
Overhead	904	552	352	64%	2,512	2,091	421	20%
Total research and development expenses	$1,178	$799	$379	47%	$3,777	$2,729	$1,048	38%

Research and development expenses for the three and nine months ended September 30, 2023 increased as compared to the three and nine months ended September 30, 2022, primarily due to increased spending on Niyad.

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

Total selling, general and administrative expenses for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022

	(In thousands, except percentages)
Selling, general and administrative expenses	$2,248	$3,724	$(1,476)	(40)%	$9,199	$11,784	$(2,585)	(22)%

Selling, general and administrative expenses decreased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a $0.7 million reduction in employee compensation and related expenses as a result of a reduction in headcount, a $0.6 million reduction in consulting and legal fees, and a net reduction in other selling, general and administrative expenses of $0.2 million in the third quarter of 2023. For the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, selling, general and administrative expenses decreased primarily due to a $1.9 million reduction in employee compensation and related expenses as a result of a reduction in headcount, a $0.5 million reduction in consulting and legal fees, and a net reduction in other selling, general and administrative expenses of $0.2 million in the first nine months of 2023.

Other Income(Expense)

Total other income (expense) for the three and nine months ended September 30, 2023 and 2022, was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
	(In thousands, except percentages)
Interest expense	$—	$(245)	$245	(100)%	$(134)	$(928)	$794	(86)%
Interest income and other income (expense), net	1,893	140	1,753	1,252%	6,963	229	6,734	2,941%
Non-cash interest income (expense) on liability related to sale of future royalties	—	—	—	—%	—	1,136	(1,136)	(100)%
Gain on extinguishment of liability related to sale of future royalties	—	—	—	—%	—	84,052	(84,052)	(100)%
Total other income (expense)	$1,893	$(105)	$1,998	(1,903)%	$6,829	$84,489	$(77,660)	(92)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, primarily as a result of a lower average outstanding loan balance. On April 3, 2023, in connection with the closing of the DSUVIA Agreement, we fully repaid the Loan Agreement with Oxford. Refer to Note 5, “Long-Term Debt” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Interest income and other income (expense), net, for the three and nine months ended September 30, 2023 and 2022, primarily consisted of changes in the fair value of our warrant liability, the Lowell holdback shares and interest earned on our investments. The increase in interest income and other income, net for the three months ended September 30, 2023 as compared to 2022, was primarily due to a $1.7 million decrease in the fair value of our warrant liability, while the increase for the nine months ended September 30, 2023 as compared to 2022, was primarily due to the $5.7 million decrease in the fair value of our warrant liability and a $0.7 million gain on the satisfaction of the contingency related to the liability for the Lowell holdback shares issued in June 2023.

The non-cash interest income on the liability related to the sale of future royalties is attributable to the royalty monetization which was fully terminated on May 31, 2022. On May 31, 2022, we entered into a Termination Agreement with SWK Funding LLC, or SWK, (assignee of PDL BioPharma, Inc., or PDL) to fully terminate the royalty monetization for which we paid cash consideration of $0.1 million, and neither PDL nor SWK retains any further interest in the royalty monetization. Accordingly, effective May 31, 2022, the royalty monetization is no longer reflected on our financial statements or other records as a sale of assets to PDL or SWK and all security interests and other liens of every type held by the parties to the royalty monetization have been terminated and automatically released without further action by any party. The $84.1 million gain on extinguishment of the liability related to the sale of future royalties is recognized in the consolidated statements of operations as other income.

Discontinued Operations

For the three months ended September 30, 2023, we recognized net income from discontinued operations of $0.1 million, and for the nine months ended September 30, 2023, we recognized a net loss from discontinued operations $8.1 million. For the three and nine months ended September 30, 2022, we recognized net losses from discontinued operations of $2.1 million and $9.8 million, respectively. Refer to Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Liquidity and Going Concern

We have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2023 and may incur significant losses and negative cash flows from operations in the future. Although, we closed the private placement of our common stock, pre-funded warrants and common warrants in July 2023 for aggregate gross proceeds to us of $10.0 million, before deducting the placement agent’s fees and other offering expenses payable by us, with an additional potential $16.3 million upon the exercise of the common warrants, which include an acceleration feature should we achieve certain performance milestones (see Note 7, “Stockholders’ Equity”), considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern. We may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, debt securities, a new debt facility, monetizing or securitizing certain assets, entering into product development, license or distribution agreements with third parties, or divesting any of our product candidates. On October 18, 2023, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock; however, our depressed stock price will make it more difficult for us to raise additional capital through equity offerings. Please see “Part II., Item 1A. Risk Factors— Risks Related to Ownership of Our Common Stock — If we cannot maintain compliance with Nasdaq’s continued listing requirements, our common stock may be delisted from The Nasdaq Global Market.” While we believe our plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to further reduce our workforce, reduce the scope of, or cease, the development of our product candidates in advance of the date on which our cash resources are exhausted to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value. In addition, if we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish rights to our technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us.

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

As of September 30, 2023, we had cash, cash equivalents and investments totaling $13.4 million, compared to $20.8 million as of December 31, 2022. The decrease was primarily due to cash required to fund our continuing operations, including repayment of the Loan Agreement with Oxford, development activities for our newly acquired late-stage pipeline product candidates, and business development activities, including the divestment of DSUVIA, partially offset by net proceeds of $8.9 million received in connection with our July 2023 equity financing (as described in further detail below). Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

Pursuant to the ATM Agreement with Cantor, as our agent, we may offer and sell, from time to time through Cantor, shares of our common stock. There were no sales under the ATM Agreement for the three and nine months ended September 30, 2023, while we issued and sold approximately 0.04 million shares of common stock pursuant to the ATM Agreement and received net proceeds of $0.2 million, after deducting fees and expenses, during the three and nine months ended September 30, 2022.  As of September 30, 2023, we did not have an effective shelf registration statement, and we will not be able to make any further sales under the ATM Agreement until such time as we file a new shelf registration statement and it is declared effective by the SEC. In addition, our ability to sell such shares under any future shelf registration statement we may file with the SEC and the ATM Agreement will be limited until we are no longer subject to the SEC’s “baby shelf” limitations.

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

On July 17, 2023, we entered into a securities purchase agreement, or the Purchase Agreement, with several institutional investors, or the Purchasers, relating to the issuance and sale to the Purchasers in a private placement of 5,340,591 shares of common stock, par value $0.001 per share, pre-funded warrants to purchase up to an aggregate of 2,012,356 shares of common stock at an exercise price of $0.001 per share; Series A common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share; and Series B common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share. Refer to Note 7, “Stockholders’ Equity” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our unaudited condensed consolidated financial statements which are included elsewhere in this Form 10-Q (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(13,543)	$(22,918)
Net cash provided by investing activities	3,123	33,790
Net cash provided by (used in) financing activities	3,534	(5,803)

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

Cash used in operating activities of $13.5 million during the nine months ended September 30, 2023, reflected a net loss of $13.9 million, partially offset by aggregate non-cash charges of approximately $1.7 million and included an approximate $1.4 million net change in our operating assets and liabilities. Non-cash adjustments included an impairment charge of $6.9 million on our net assets held for sale in connection with our divestment of DSUVIA, an impairment charge of $1.1 million on fixed assets, a gain of $1.1 million related to the termination of lease liabilities, a $5.7 million decrease in the fair value of our warrant liability, $1.4 million in stock-based compensation expense, a $0.4 million gain on extinguishment of debt, and $0.3 million in depreciation and amortization expense. The net change in our operating assets and liabilities included a $1.3 million decrease in prepaid expenses and other assets, a $1.8 million decrease in accrued liabilities, and a $1.0 million decrease in accounts payable.

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

During the nine months ended September 30, 2023, cash provided by investing activities of $3.1 million was primarily the net result of $2.7 million in cash proceeds on the sale of DSUVIA to Alora, $0.5 million in proceeds from the maturities of investments partially offset by $0.1 million for purchases of property and equipment.

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

During the nine months ended September 30, 2023, cash provided by financing activities of $3.5 million was primarily due to $8.9 million in net proceeds from the July 2023 equity financing, partially offset by $5.4 million in long-term debt payments under the Loan Agreement with Oxford. During the nine months ended September 30, 2022, cash used in financing activities of $5.8 million was primarily due to long-term debt payments under the Loan Agreement with Oxford. On April 3, 2023, in connection with the closing of the DSUVIA Agreement, we fully repaid the Loan Agreement with Oxford. Refer to Note 5, “Long-Term Debt” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

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

●	Our development efforts might not generate successful product candidates.
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

●

The process for obtaining approval of a Premarket Approval, or PMA, application or New Drug Application, or NDA, is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.

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

We have incurred significant net losses since our inception in July 2005, and as of September 30, 2023, we had an accumulated deficit of $439.7 million. In addition, we have generated negative cash flows from operations and we expect to incur significant losses in 2023 and may incur significant losses and negative cash flows from operations in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2023 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

During the past several years, domestic and international financial markets have experienced, and they may continue to experience, extreme disruption from time to time, including, among other things, high volatility, significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the evolving effects of the COVID-19 pandemic and the ongoing military conflicts between Hamas and Israel, and between Russia and Ukraine and related sanctions imposed against Russia.

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

Our development efforts might not generate successful product candidates.

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

If the FDA determines that any of the clinical work submitted, including the clinical trials, Human Factors studies and bench testing submitted for a product candidate in support of a PMA or NDA were not conducted in full compliance with the applicable protocols for these trials, studies and testing as well as with applicable regulations and standards, or if the FDA does not agree with our interpretation of the results of such trials, studies and testing, the FDA may reject the data and results. The FDA may audit some or all of our clinical trial sites to determine the integrity of our clinical data. The FDA may audit some or all of our study sites to determine the integrity of our data and may audit the data and results of bench testing. Any rejection of any of our data would negatively impact our ability to obtain marketing authorization for our product candidates and would have a material adverse effect on our business and financial condition. In addition, an NDA or PMA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug or device approval during the review period. For example, although many products have been approved by the FDA in recent years under Section 505(b)(2) of the FDCA, objections have been raised to the FDA’s interpretation of Section 505(b)(2). If challenges to the FDA’s interpretation of Section 505(b) (2) are successful, the FDA may be required to change its interpretation, which could delay or prevent the approval of such an NDA. Any significant delay in the acceptance, review or approval of an NDA or PMA that we have submitted would have a material adverse effect on our business and financial condition and would require us to obtain significant additional funding.

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

Nafamostat is being developed for both medical device and drug indications for use. Although nafamostat is approved for certain uses in Japan, our ability to leverage that for an expedited development and approval pathway with the FDA may be limited, and we may be required to conduct additional unanticipated nonclinical studies and clinical trials in order to seek approval in the U.S. We plan to study Niyad™ under an investigational device exemption, or IDE and although we have submitted an IDE to FDA, it remains under review. Niyad has received Breakthrough Device Designation from the FDA for regional anticoagulant for injection into the extracorporeal circuit and is expected to be used during renal replacement therapy for acute kidney injury patients in the hospital and for end-stage renal disease patients receiving dialysis in outpatient clinics. We expect that Niyad will require approval of a PMA application for commercialization in the U.S., and as a company we have never submitted nor received approval for a PMA.

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

We rely on limited sources of supply for the active pharmaceutical ingredient, or API, and finished product of our nafamostat-based product candidates and any disruption in the chain of supply may cause a delay in developing our product candidates.

We currently have a single source of supply of API and finished product for our nafamostat-based product candidates. If supply from those vendors is interrupted or discontinued, there could be a significant impact on our development activities for those product candidates.

Manufacturing issues may arise that could delay or increase costs related to product development and regulatory approval.

We have relied, and will continue to rely, on contract manufacturers, fabricators and third-party service providers to produce the necessary Niyad product for clinical and non-clinical development and eventually for commercial sales. We currently outsource manufacturing and packaging of Niyad to third parties and intend to continue to do so. These purchases were made and will continue to be made utilizing short-term purchase order agreements and we may not be able to enter into long-term agreements for commercial supply with these third-party manufacturers or may be unable to do so on acceptable terms. In addition, we may encounter production issues with our current or future contract manufacturers and other third-party service providers, including the reliability of the production equipment, quality of the finished goods produced, their inability to meet demand or other unanticipated delays.

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

We may not be able to establish additional sources of supply for Niyad. Such suppliers are subject to FDA and other foreign regulatory agency’s regulations requiring that materials be produced under cGMPs or Quality System Regulations, or QSR. Failure by any of our suppliers to comply with applicable regulations may result in delays. In addition, due to the recent strains on the global supply chain, the lead times for many items used in our production are getting longer and may impact our ability to manufacture our products in a timely manner.

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

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $0.57 and $2.59 during the nine months ended September 30, 2023, and $1.78 and $12.10 during the year ended December 31, 2022. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price and a minimum public float. In particular, we are required to maintain a minimum bid price of $1.00 per share. On October 18, 2023, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock; however, we cannot assure you that we will be able to regain compliance with the Nasdaq continued listing requirements.

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants under our equity incentive plans. Grants under our equity incentive plans may also cause our stockholders to experience additional dilution, which could cause our stock price to fall. In May 2022 we filed a resale registration statement to permit the former stockholders of Lowell to sell the shares of common stock we issued such stockholders in exchange for their shares of Lowell capital stock. In addition, in November 2022 we filed a resale registration statement to permit Lincoln Park Capital Fund, LLC to sell the shares of common stock that are issuable upon exercise of a warrant we issued in a private placement transaction in August 2022. In August 2023, we filed a resale registration to permit certain investors to sell the shares of common stock, as well as shares of common stock issuable upon exercise of warrants, we issued and sold to such investors in a private placement in July 2023. We may in the future issue additional shares of our common stock as consideration in mergers, acquisitions and other business development transactions. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our shares of common stock outstanding are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

While we believe we have fully remediated the material weakness related to the technical accounting review and analysis over earnings per share calculations as reflected in our June 30, 2023 Form 10-Q filing, any failure to maintain effective internal control over financial reporting in the future, or failure to remediate any future material weakness, could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis.

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on AcelRx-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022 the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. On September 5, 2023, the plaintiffs filed a third amended complaint. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. Please refer to Note 6 to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings. Securities-related class action litigation often is expensive and diverts management’s attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if AcelRx experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

We continue to monitor the impact of the COVID-19 pandemic and there may be additional costs or impacts to our business and operations. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business. The potential long-term impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains uncertain. Accordingly, it remains difficult for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition at this time.

To the extent that macroeconomic uncertainties and the COVID-19 pandemic continue to harm our business, many of the other risks described in these risk factors may be exacerbated.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1+	Asset Purchase Agreement, between the Registrant and Vertical Pharmaceuticals, LLC, dated March 12, 2023

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.4	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.1	08/12/2022

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

+         Certain information in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private and confidential.

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

Date: November 14, 2023	AcelRx Pharmaceuticals, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and
Accounting Officer)