Form 10-K
period 2023-12-31
TALPHERA, INC.
filed 2024-03-06
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35068

TALPHERA, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Gateway Drive, Suite 175

San Mateo, CA 94404

(650) 216-3500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	TLPH	The Nasdaq Global Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the Nasdaq Global Market on that date, was approximately $12,073,654. The calculation excludes 116,936 shares of the registrant’s common stock held by current executive officers and directors that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 29, 2024, the number of outstanding shares of the registrant’s common stock was 16,969,103.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2023 (the “2024 Proxy Statement”), are incorporated by reference into Part III of this report.

Unless the context indicates otherwise, the terms “Talphera,” “we,” “us” and “our” refer to Talphera, Inc., and its consolidated subsidiary. “Niyad” and “Fedsyra” are trademarks, and “Zalviso” are registered trademarks, all owned by Talphera, Inc. This Annual Report also contains trademarks and trade names that are the property of their respective owners.

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

●	Our development efforts might not generate successful product candidates.
●	We may fail to initiate, properly conduct and/or successfully complete our clinical trial for our lead product candidate, Niyad™.
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

●	Our expectations for U.S. Food and Drug Administration, or FDA, approvability of our product candidates may be inaccurate.
●	We may experience difficulties in retaining our existing employees and managing our operations.
●	If we, or current and potential partners, are unable to compete effectively, our products may not reach their commercial potential.
●	Sales of our divested product, DSUVIA, may fail to attain the threshold revenue levels required for us to share in future revenues from those sales.
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

●	We have not yet generated significant product revenue and may never be profitable.
●	We rely on third party manufacturers and suppliers for our product candidates in Asia and the United States.
●

We rely on single sources of supply for the active pharmaceutical ingredients and finished product for our nafamostat-based product candidates and any disruptions in the chain of supply may cause a delay in developing our product candidates.

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

●

If we cannot maintain compliance with Nasdaq’s listing requirements, Nasdaq may delist our common stock from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

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
●

Macroeconomic uncertainties, including inflationary pressures, supply chain disruptions, labor shortages, significant volatility in global markets and recession risks have in the past and may continue to adversely affect our business, future results of operations, and financial condition, the effects of which remain uncertain.

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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

TALPHERA, INC.

2023 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

Our portfolio consists of nafamostat product candidates and pre-filled syringe product candidates, as further described below.

In January 2022, we acquired Lowell Therapeutics, Inc., or Lowell, a privately held company, pursuant to the Agreement and Plan of Merger, dated as of November 14, 2021, or the Merger Agreement, in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, and which includes up to approximately $26.0 million of contingent consideration payable in cash or stock at our option, upon the achievement of regulatory and sales-based milestones, or the Merger Agreement. In connection with the Merger Agreement we acquired Niyad™ and LTX-608 (lyophilized vials of nafamostat for injection into the extracorporeal circuit or direct IV infusion to the patient, respectively), an in-process research and development, or IPR&D, asset. For additional information regarding the Merger Agreement, see Note 4, “Asset Acquisition” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Nafamostat Product Candidates

Product/Product Candidate	Description	Target Use	Status
Niyad	Lyophilized vial containing nafamostat for injection	Regional anticoagulant for injection into the extracorporeal circuit

Received an investigational device exemption, or IDE, and Breakthrough Device Designation from the United States Food and Drug Administration, or FDA. Plan to begin enrollment in a registrational trial in the first quarter of 2024 and submit a Premarket Approval, or PMA, application to the FDA by the end of 2024.

LTX-608	Lyophilized vial containing nafamostat for injection	IV infusion for disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment	IND to be submitted following toxicology evaluation to enable Phase 2 study.

Niyad

We are developing Niyad to become the first and currently only FDA-approved regional anticoagulant for injection into the extracorporeal circuit, such as the dialysis circuit during continuous renal replacement therapy, or CRRT, for acute kidney injury, or AKI, patients in the hospital, and for chronic kidney disease patients undergoing intermittent hemodialysis, or IHD, in dialysis centers. Niyad is expected to be used during renal replacement therapy for AKI patients in the hospital and for end-stage renal disease, or ESRD, patients receiving dialysis in outpatient clinics. Niyad is being studied under an Investigational Device Exemption, or IDE, and has received Breakthrough Device Designation from the FDA and an ICD-10 procedural code from the U.S. Centers for Medicare & Medicaid Services. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation and acute pancreatitis. Niyad has the potential for six years of data exclusivity upon FDA approval of the device. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, which has a half-life of 8 minutes, with anticoagulant, anti-inflammatory and potential anti-viral activities.

The Niyad NEPHRO CRRT Study, which has received both IDE approval from the FDA and central Institutional Review Board, or IRB, approval, is designed as a prospective, double-blinded trial to be conducted at up to 10 U.S. hospital intensive care units. NEPHRO CRRT stands for Nafamostat Efficacy in Phase 3 Registrational Continuous Renal Replacement Therapy Study. The NEPHRO study is set to begin enrolling patients in the first quarter of 2024, with top-line data expected by the third quarter of 2024 and submission of an application for PMA planned by the end of 2024. The study will enroll and evaluate 166 adult patients undergoing renal replacement therapy, who cannot tolerate heparin or are at risk for bleeding. The primary endpoint of the study is mean post-filter activated clotting time using Niyad versus placebo over the first 24 hours. Key secondary endpoints include filter lifespan, number of filter changes over 72 hours, number of transfusions over 72 hours and dialysis efficacy (based on urea concentration) over the first 24 hours. We believe that decades of nafamostat studies on anticoagulation of the extracorporeal circuit can help guide and support our Niyad development efforts.

LTX-608

LTX-608 is our nafamostat formulation for direct IV infusion being explored as an investigational product for one or more of the following indications: antiviral treatment, or treatment of ARDS, DIC or acute pancreatitis. For example, third-party studies have been conducted outside the U.S. in COVID patients where initial results demonstrated that nafamostat shortens time to clinical improvement, increasing the recovery rate and lowering the mortality rate when combined with standard of care, or SOC, compared to SOC alone, in the category of the sickest COVID patients. We are currently evaluating the initial indication on which we will target and focus our resources. Nafamostat is already approved for DIC and acute pancreatitis in Japan and South Korea, which may favor focusing on one of those indications first. Nafamostat has the potential for five years of data exclusivity as a new chemical entity, or NCE, upon the first FDA approval of a new drug application that is independent from any exclusivity arising from issuance of our pending patent applications. We currently have a pending patent application for Niyad with claims drawn to priming of the extracorporeal circuit and blood flow when using nafamostat, and multiple LTX-608 pending patent applications that include claims drawn to use of nafamostat in DIC, acute pancreatitis, as an antiviral agent, in ARDS and in other conditions.

Pre-filled Syringe (PFS) Product Candidates

Product/Product Candidate	Description	Target Use	Status
Fedsyra™	Ephedrine pre-filled syringe for injection	Clinically important hypotension occurring in the setting of anesthesia

Product candidate licensed from Laboratoire Aguettant, or Aguettant; evaluating timing of New Drug Application, or NDA, for submission to FDA.

Approved in the European Union; owned and marketed by Aguettant.

Phenylephrine	Phenylephrine pre-filled syringe for injection	Clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia	Product candidate licensed from Aguettant; evaluating timing of NDA for submission to FDA. Approved in the European Union; owned and marketed by Aguettant.

Fedsyra and Phenylephrine

The PFS product candidates are ready-to-use formulations of active ingredients that are currently approved in the United States in concentrated formulations that must be diluted prior to administration to patients, and more recently in ready-to-use vial, and in the case of ephedrine, ready-to-use pre-filled syringe formulations. Hospitals currently purchase ready-to-use, pre-filled syringe presentations of these active ingredients mainly from compounding facilities that have not obtained FDA approval for the products, or manually dilute the products in-house. There have been two recently FDA-approved pre-filled ephedrine syringe products made available on the market. Our product candidates have been developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, eliminating the need for calculations and additional dilution and filling steps. Aguettant pre-filled syringes are focused on delivering commonly used medicines safely and efficiently. Perioperative medication errors continue, and pre-filled syringes are preferred for improving safety while containing costs. We believe that, if approved, our pre-filled syringe products may offer significant benefits to hospitals and surgery centers and avoid potential disadvantages of the currently available compounded products. We are currently evaluating the timing of submitting the NDA for our ephedrine pre-filled syringe given the two other FDA-approved products recently made available on the market.

The Market Opportunity for Nafamostat Products

The current market landscape for anticoagulants used during CRRT includes heparin, a systemic anticoagulant that anticoagulates both the patient and the extracorporeal circuit, and citrate, a regional anticoagulant used for anticoagulation of the circuit only. Regiocit, which is the branded form of citrate in the United States, has not been approved for regional anticoagulation and is authorized under an Emergency Use Authorization, or EUA, while other forms of citrate are being used off-label for regional anticoagulation of the extracorporeal circuit. No anticoagulant is used during CRRT in 29% of cases, the default decision when physicians are concerned with the safety of heparin or citrate. According to our market research, when an anticoagulant is not used for CRRT, frequent filter clogging is the most commonly encountered unintended result, with 20-25% of research respondents stating that due to such clogging issues increased blood transfusions were needed. Since the citrate anticoagulant alternative has not received FDA approval for anticoagulation of the extracorporeal circuit, we believe that nafamostat, if approved for use in regional anticoagulation in CRRT and other procedures, may be beneficial in certain patient populations where current products may be contraindicated. Our market research indicated physicians chose not to use current anticoagulation products because of a number of concerns, including hypocalcemia, citrate lock, calcium shortages, and nursing time required to administer and monitor citrate, among other concerns.

We believe that nafamostat, which has a short half-life, may provide regional anticoagulation with potential benefits over existing products. For example, in a 1991 clinical study undertaken to elucidate the relationship between various anticoagulants and the incidence of bleeding complications during continuous hemofiltration, or CHF, and continuous hemodiafiltration, or CHDF, the incidence of bleeding during CHF and/or CDHF with heparin was 66.7% as compared to 4.3% with nafamostat.

We believe Niyad’s peak sales potential may exceed $200 million annually in the United States if it is approved for use in CRRT and IHD, based on an estimated addressable population of 500,000 patients undergoing CRRT of $575 million, and an estimated addressable population of 350,000 patients undergoing IHD of $3.5 billion. Exposure of blood to the dialysis filter causes clotting, which is a major limitation to care during CRRT, as it leads to inefficient dialysis, causes blood loss and depletes limited resources. Circuit clotting is the most frequent cause of therapy interruption in circuit dialysis procedures.

We also believe that nafamostat has the potential for use in other indications. LTX-608 is the name for our potential second nafamostat product candidate. We are currently evaluating the first targeted indication for LTX-608; however, since nafamostat is approved in Japan and South Korea for DIC and acute pancreatitis, one of these may be the first targeted indication for LTX-608. We have pending patent applications directed to the use of nafamostat in DIC, acute pancreatitis, as an antiviral agent, in ARDS and other conditions. Our estimate of the number of DIC patients annually is over 250,000.

The Market Opportunity for Pre-Filled Syringe Products

Our product candidates are innovative ready-to-use formulations of molecules that are currently approved in a concentrated formulation that must be diluted prior to administration to patients, and more recently in ready-to-use vial and, in the case of ephedrine, pre-filled syringe formulations. Hospitals currently purchase non-FDA approved ready-to-use, pre-filled syringe products mainly from compounding facilities, or manually dilute the products in-house. Our product candidates have been developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, potentially eliminating the need for on-the-spot calculations and additional dilution and filling steps. We therefore believe that, if approved, our products could offer significant benefits to hospitals and surgery centers over the current compounded products. We believe our two pre-filled syringe product candidates could have a peak sales potential of over $100 million. We are evaluating the timing of an NDA submission for our ephedrine pre-filled syringe product candidate given two other ephedrine pre-filled syringe products have recently been FDA-approved and are being marketed.

Our Strategy

Our strategy is focused on developing, obtaining approval, and commercializing our product candidates, first and foremost, Niyad. Accordingly, we divested DSUVIA to Alora Pharmaceuticals, LLC, or Alora, in April 2023, who will continue to commercialize the product and pay us royalties, sales-based milestone and other payments, as defined in the DSUVIA Agreement (see below). Further, we will continue marketing DSUVIA to the Department of Defense, or DoD. We believe this will maximize the value of DSUVIA as Alora has more available resources to invest on DSUVIA commercialization and as a result can execute a more robust commercial plan to support DSUVIA sales expansion. We have no plans to further develop or commercialize any of our other sufentanil sublingual products that were previously our product candidates. As described below, we entered into an agreement with XOMA (US) LLC, or XOMA, whereby we have sold our rights to all royalties, milestones and other payments until XOMA receives a certain specified return on its investment, after which we will share equally in the royalties earned on sales to the DoD, milestones and other payments from Alora. This transaction was consummated to provide further funding for the development of our lead product candidate, Niyad. We are focused on submitting our PMA application for Niyad by the end of 2024 and expect to enroll the first patient in our Niyad registrational study in the first quarter of 2024.

In April 2023, Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora acquired certain assets and assumed certain liabilities of Talphera relating to our sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product, pursuant to that certain Asset Purchase Agreement, or the DSUVIA Agreement. Under the DSUVIA Agreement, we are entitled to receive quarterly payments in an amount equal to 15% of net Product sales to all customers excluding net sales to the DoD, and sales by or on behalf of Aguettant, and quarterly payments in an amount equal to 75% of net Product sales to the DoD. We are also entitled to receive sales milestones up to $116.5 million based on the achievement of Alora attaining certain levels of annual sales. In January 2024, we entered into an agreement to monetize these payments from Alora under the XOMA Agreement (as defined below) until the XOMA Threshold (as defined below) has been achieved. Refer to Note 3, “Discontinued Operations” to the consolidated financial statements to this Annual Report on Form 10-K for additional information regarding the DSUVIA Agreement. We do not have plans to further develop any sufentanil sublingual product candidates.

In July 2021, we entered into a License and Commercialization Agreement, or the DZUVEO Agreement, with Aguettant, pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in the European Union, Norway, Iceland, Liechtenstein, Andorra, Vatican City, Monaco, Switzerland and the United Kingdom, or the DZUVEO Territory, for the management of acute moderate to severe pain in adults in medically monitored settings. We supplied Aguettant with primary packaged product and Aguettant then completed secondary packaging of the finished product. Pursuant to the DSUVIA Agreement, we and Aguettant entered into an amendment to the DZUVEO Agreement, or the Amended DZUVEO Agreement, and an amendment and restatement to the supply agreement with respect to the manufacture and supply of DZUVEO, or the Amended and Restated Supply Agreement. The rights and obligations under the Amended DZUVEO Agreement and the Amended and Restated Supply Agreement were assumed by Alora, as part of the DSUVIA asset divestment agreement. We received €2.5 million, or approximately $2.9 million, in 2021 under the DZUVEO Agreement. Refer to Note 3, “Discontinued Operations” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

In July 2021, we entered into a License and Commercialization Agreement, or the PFS Agreement, with Aguettant, pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe for injection and (ii) a phenylephrine pre-filled syringe for injection. Aguettant will supply us with the products for use in commercialization and, if they are approved in the U.S., Aguettant was originally entitled to receive up to $24 million in sales-based milestone payments. In connection with our and Aguettant’s agreement to enter into the Amended DZUVEO Agreement (as defined below) and the Amended and Restated Supply Agreement, we entered into an amendment to the PFS Agreement with Aguettant pursuant to which, effective on April 3, 2023, (a) Aguettant paid us a complementary payment in the amount of €1.5 million, and (b) the maximum amount in sales-based milestone payments that Aguettant is entitled to receive reduced to $21 million. Refer to Note 5, “In-License Agreement” to the consolidated financial statements to this Annual Report on Form 10-K for additional information.

In January 2024, we entered into a Payment Interest Purchase Agreement, or the XOMA Agreement, with XOMA, pursuant to which we sold to XOMA our right amounts payable to us by Alora under the DSUVIA Agreement in exchange for $8.0 million in order to monetize certain future royalties and potential sales-based milestone payments, retaining the right, after XOMA has received a certain minimum amount of payments in respect of such royalties and potential sales-based milestone payments, or the XOMA Threshold, to 50% of the royalties in respect of net sales of DSUVIA to the DoD, 50% of potential sales-based milestones in respect of net sales of DSUVIA and 50% of certain associated license and acquisition payments relating to DSUVIA. Refer to Note 16, “Subsequent Events” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Sales and Marketing

Our sales and marketing resources are focused on pre-launch activities for Niyad. We are currently evaluating the market opportunity as well as the strategy for a potential launch of Niyad with either internal resources, or with a potential commercial partner. The pre-filled syringe product candidates will not require a significant sales force as we expect this will mainly be sold through contracting with hospital networks, wholesalers and group purchasing organizations.

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

We have established and continue to build proprietary positions for our product candidates in the United States and abroad. We continue to seek to obtain and expand our patent protection directed to both compositions of matter and delivery devices, as well as methods of treatment related to our product candidates Niyad and LTX-608.

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

Pursuant to the DSUVIA Agreement, Alora acquired all patents and trademarks related to DSUVIA and DZUVEO. In addition, we and Alora entered into an intellectual property agreement pursuant to which Alora granted fully-paid, royalty-free and perpetual licenses to us under certain specified intellectual property rights acquired by Alora under the DSUVIA Agreement for, among other things, the development, manufacture, commercialization and exploitation of certain products, including Zalviso.

Further, we seek trademark protection in the United States and internationally where available and when appropriate.

Competition

Nafamostat Products

Niyad is the first nafamostat product candidate we are developing to be used as a regional anticoagulant for the extracorporeal circuit. There are currently no products approved by the FDA for use as an anticoagulant in the extracorporeal circuit. Niyad would be the first and only product approved for this indication, if approved. As discussed above, the current standards of care being used today are heparin and citrate. Heparin is a systemic anticoagulant and cannot be used in patients who are at risk of bleeding. Citrate is complex to administer and requires significant human resource time and attention given the nature of the product, and cannot be used in patients with liver failure, which is approximately 43% of acute kidney injury patients. Based on our market research of the CRRT market, heparin is used approximately 43% of the time, while citrate is used approximately 28% of the time. The remaining 29% of the time there is no anticoagulant used which is partly driven by the safety concerns with heparin or citrate. We believe the primary opportunity for Niyad is within the 57% of the market that uses either citrate or no anticoagulant.

We are evaluating the second targeted indication for our nafamostat product development candidate, LTX-608. Since nafamostat is approved in Japan and South Korea for the treatment of DIC and acute pancreatitis, we may focus on of these indications for development of our first LTX-608 product candidate. We have pending patent applications directed to the use of nafamostat in DIC, acute pancreatitis, as an antiviral agent, in ARDS and other conditions.

Pre-filled Syringe Products

Hospitals currently purchase non-FDA approved ready-to-use, pre-filled syringe ephedrine and phenylephrine products from compounding facilities and, in the case of ephedrine, two recently FDA-approved pre-filled syringe formulations, or manually dilute the products in-house. Our pre-filled syringe product candidates are being developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, potentially eliminating the need for calculations and additional dilution and filling steps. We therefore believe that, if approved, our products may offer significant benefits to hospitals and surgery centers over the current compounded products. In addition, our pre-filled syringe product candidates will also compete with existing generic versions of concentrated vial forms of product, ready-to-use diluted vial forms of product, and for Fedsyra, a recently FDA-approved pre-filled syringe with a different formulation and concentration than our product candidate.

Pharmaceutical and Device Manufacturing and Supply

For Niyad, we rely on contract manufacturers to produce our development batches, and if approved by the FDA, we will rely on contract manufacturers for commercial supply of Niyad. We currently have a single contract manufacturer that is producing the nafamostat API for Niyad, and a separate contract manufacturer producing the finished product used for development, both of which can support eventual commercial needs. We are in discussions with a back-up manufacturer of Niyad to ensure there is not a single source of supply.

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

Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies, for which federal healthcare program payment is available, report information related to certain payments or other transfers of value made or distributed to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of such providers and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, sales of any approved products will depend in part on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. Sales of approved products will depend substantially, both domestically and abroad, on the extent to which the costs of such products will be paid by third-party payers. These third-party payers are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare products. Such payers may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers and hospitals may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact utilization. Because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming, costly and sometimes unpredictable process. We or our providers may be required to provide scientific and clinical support for the use of any product to each third-party payer and hospital separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of products for which we receive regulatory approval. This process could delay the market acceptance of any such product and could have a negative effect on our future revenues and operating results. We cannot be certain that any approved product will be considered medically necessary or cost-effective. Because coverage and reimbursement determinations are made on a payer-by-payer basis, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer. If we or our partners are unable to obtain and maintain coverage of, and adequate reimbursement and payment levels for, the products from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them. This in turn could affect our or our partners’ ability to successfully commercialize products and impact our profitability, results of operations, financial condition and future success. Third-party payers, government healthcare programs, wholesalers, group purchasing organizations, and hospitals frequently require that companies negotiate agreements that provide discounts or rebates from list prices. We expect increasing pressure to offer larger discounts or discounts to a greater number of these organizations to maintain acceptable reimbursement levels for and access to products for which we receive regulatory approval. Net prices for drugs may be reduced by these mandatory discounts or rebates required by government healthcare programs, private payers, wholesalers, group purchasing organizations, hospitals, and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than products for which we receive regulatory approval, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations.

There have been, and there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize products profitably. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Affordable Care Act, intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In the United States, the Affordable Care Act was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been judicial, executive branch and Congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the Affordable Care Act. For example, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers went into effect on April 1, 2013 and will stay in effect through 2032 unless Congressional action is taken. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, which began on January 1, 2024. It is possible that there will be additional health reform measures.

Legislative and regulatory proposals have been made to expand post-approval requirements and further restrict sales and promotional activities for pharmaceutical and medical device products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes will be, if any, on products for which we receive regulatory approval.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services , or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

Further, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for products for which we receive marketing approval, or the amounts of reimbursement available for our products once approved. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payer or policy actions, which may include cost containment and other healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

Employees and Human Capital Resources

As of December 31, 2023, we employed 15 full-time employees, approximately 90% of whom work out of our corporate offices in San Mateo, CA. Talphera is committed to pay equity, regardless of gender or race/ethnicity, and conducts pay equity analyses on an annual basis.

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

Corporate Information

We were originally incorporated as SuRx, Inc. in Delaware on July 13, 2005. We subsequently changed our name to AcelRx Pharmaceuticals, Inc, and in January 2024, to Talphera, Inc. We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make available on our website at www.talphera.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.

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

We have incurred significant net losses since our inception in July 2005, and as of December 31, 2023, we had an accumulated deficit of $444.2 million. In addition, we have generated negative cash flows from operations and we expect to incur significant losses in 2024 and may incur significant losses and negative cash flows from operations in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from Grünenthal GmbH, or Grünenthal, the monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the Department of Defense, or DoD, with revenues from sales of DSUVIA, and payments under the Amended DZUVEO Agreement with Aguettant. On January 12, 2024, we entered into the XOMA Agreement to monetize future royalties and potential sales-based milestone payments arising under the DSUVIA Agreement, retaining the right, after XOMA has received a certain minimum amount of payments in respect of such royalties and potential sales-based milestone payments, or the XOMA Threshold, to 50% of the royalties in respect of net sales of DSUVIA to the DoD, 50% of potential sales-based milestones in respect of net sales of DSUVIA and 50% of certain associated license and acquisition payments relating to DSUVIA. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support research and development activities for our product candidates. If our product candidates are not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

We require additional capital and may be unable to raise such capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to be unable to continue to operate as a going concern and cease operations.

Launch of a commercial pharmaceutical or medical device product and the required development activities associated with those products can be time consuming and costly. We expect to incur significant expenditures in connection with supporting our research and development activities for our product candidates.

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

The consolidated financial statements for the year ended December 31, 2023 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

During the past several years, domestic and international financial markets have experienced, and they may continue to experience, extreme disruption from time to time, including, among other things, high volatility, significant declines in stock prices and severely diminished liquidity and credit availability for both borrowers and investors. Such adverse capital and credit market conditions could make it more difficult to obtain additional capital on favorable terms, or at all, which could have a material adverse effect on our business and growth prospects. For example, our ability to raise additional capital may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing military conflicts between Hamas and Israel, and between Russia and Ukraine and related sanctions imposed against Russia.

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

Our ability to generate revenue from commercial sales and/or royalties and achieve profitability depends on our ability, alone and with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our products. We do not anticipate generating significant near-term revenues from our product candidates, if approved, in the United States. Our ability to generate future revenues from product sales depends heavily on the success in:

•	obtaining and maintaining regulatory approval for our product candidates in the United States; and

•

launching and commercializing our product candidates, if approved, in the United States by building, internally or through collaborations, an institutionally focused sales force, which may require additional funding.

Because of the numerous risks and uncertainties associated with launching a commercial pharmaceutical or medical device product, necessary product development activities and the regulatory environment, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are delayed in receiving regulatory approval for our product candidates in the United States, or if we are required by the FDA to complete activities in addition to those we currently anticipate or have already completed.

There can be no assurance that Alora will successfully commercialize DSUVIA pursuant to the DSUVIA Agreement. The XOMA Threshold may never be attained, and we may never realize sufficient payments from our retained future interest in DSUVIA from Alora to become profitable. Although we had a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal was unable to achieve a level of commercial sales of Zalviso to trigger sales milestone payments that would have been payable to us.

Even if our product candidates are approved in the United States, or the XOMA Threshold is attained, we may not become profitable and may need to obtain additional funding to continue operations.

Future sales of DSUVIA to the DoD are not predictable, may occur on an irregular basis and may not meet our expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments.

Under the DSUVIA Agreement, Alora is responsible for commercializing DSUVIA except that we retain the responsibility for driving the demand within the DoD, and, if the XOMA Threshold is achieved, we will be entitled to receive quarterly payments in an amount equal to one-half of the 75% of net DSUVIA sales to the DoD. Refer to Note 3, “Discontinued Operations” to the consolidated financial statements in this Annual Report on Form 10-K for additional information. Future sales of DSUVIA by Alora to the DoD are not predictable, may occur on an irregular basis, and may not meet expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. Even if Alora does generate revenue from such sales and XOMA receives the minimum amount of certain royalties and potential sales-based payments such that we receive payments, we may never generate revenue that is significant or predictable, which could impair our value and our ability to raise capital, expand our business or continue our operations.

Risks Related to Drug Development and Commercialization

We may fail to realize the benefits expected from our acquisition of Lowell, which could adversely affect our stock price.

Our acquisition of Lowell is our largest acquisition to date. Our primary business strategy is focused on developing, obtaining approval, and commercializing our product candidates, including Niyad and LTX-608 that we acquired from Lowell. The anticipated benefits we expect from this acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and Lowell, which may not materialize as expected or which may prove to be inaccurate. The value of our common stock could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all. Achieving the benefits of the acquisition of Lowell will depend, in part, on our ability to continue to integrate the business, operations and products of Lowell successfully and efficiently with our business. The challenges involved in this integration include, but are not limited to, (i) difficulties entering new markets and integrating new product candidates with which we have no or limited direct prior experience; and (ii) successfully managing relationships with our combined supplier base.

Our failure to identify or accurately assess the magnitude of certain liabilities we assumed in the acquisition could result in unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.

Whether we receive royalties from DSUVIA sales to the DoD after the XOMA Threshold is reached is dependent on the ability of Alora to successfully commercialize DSUVIA.

We have divested DSUVIA to Alora, who will continue to commercialize the product and we may in the future share in certain royalties and other payments including sales milestone payments from Alora pursuant to the XOMA Agreement. In particular, we divested to XOMA our rights to payments from Alora, subject to our retained interest in certain future payments in the event the XOMA Threshold is met. The commercial success of DSUVIA will depend heavily on numerous factors, including:

•	Alora’s ability to market, sell, and distribute DSUVIA;

•	Alora’s ability to establish and maintain commercial manufacturing relationships with third-party service providers;

•	acceptance by the medical community, including physicians, nurses, patients and pharmacy and therapeutics committees;

•	acceptance of pricing and placement on payers’ formularies;

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

We have experienced and may in the future experience delays in clinical trials of our product candidates. Our FDA-required clinical trials for our product candidates could be delayed for a variety of reasons, including:

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

We plan to invest a significant portion of our efforts and financial resources in the identification or asset acquisition of our product candidates. Our ability to generate product revenue from our product candidates, which may not occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of these product candidates. The success of these product candidates and any other product candidates we may develop, in-license or acquire will depend on many factors, including the following:

•	successful enrollment in, and completion of, clinical trials;

•	demonstrating safety and efficacy;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates;

•	developing a sales and marketing organization or outsourcing these functions to third parties;

•	launching commercial sales of the product candidates, if and when approved, whether alone or selectively in collaboration with others;

•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payers;

•	effectively competing with other products;

•	a continued acceptable safety profile of the products following approval;

•	enforcing and defending intellectual property rights and claims; and

•	other legal, regulatory, compliance, privacy, and fraud and abuse matters.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, or analogous regulatory authorities outside the United States. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is also affected by other factors, including:

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

Nafamostat is being developed for both medical device and drug indications for use. Although nafamostat is approved for certain uses in Japan, our ability to leverage that for an expedited development and approval pathway with the FDA may be limited, and we may be required to conduct additional unanticipated nonclinical studies and clinical trials in order to seek approval in the U.S. We are studying Niyad™ in the NEPHRO CRRT study under an investigational device exemption, or IDE. Niyad has received Breakthrough Device Designation from the FDA for regional anticoagulant for injection into the extracorporeal circuit and is expected to be used during renal replacement therapy for acute kidney injury patients in the hospital and for end-stage renal disease patients receiving dialysis in outpatient clinics. We expect that Niyad will require approval of a PMA application for commercialization in the U.S., and as a company we have never submitted nor received approval for a PMA.

The active drug component of Niyad, nafamostat, is also being developed for drug indications as LTX-608, for which we expect to submit Investigational New Drug applications once IND-enabling studies have been completed. We may be delayed in the submission of our planned INDs if there are unexpected findings in our nonclinical studies, which could also adversely impact our ongoing NEPHRO CRRT study and planned PMA submission.

On July 14, 2021, we entered into the PFS Agreement with Aguettant pursuant to which we obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe for injection, and (ii) a phenylephrine pre-filled syringe for injection. Aguettant will supply us with the products for use in commercialization, if they are approved in the U.S. Our current expectation based on our communication with the FDA is that Fedsyra, the PFS ephedrine product candidate, will be approvable by the FDA without additional manufacturing changes or clinical development. We have not yet received all the available data to support the planned NDA submission for the PFS phenylephrine product. If we or the FDA determine that additional development work will be needed for U.S. approval of either of the PFS product candidates, we would incur additional expense and be delayed in obtaining any revenue from that product.

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

•	our partners may choose to pursue alternative technologies, including those of our competitors;

•	we may have disputes with a partner that could lead to litigation or arbitration, including in connection with any contractual breach notice;

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

The U.S. biotechnology and pharmaceutical industries are characterized by intense competition and cost pressure. Our Niyad product candidate, if approved in the U.S., may compete with currently available anticoagulants such as heparin and citrate. The LTX-608 nafamostat product candidates, if approved in the U.S., may compete with existing or emerging third party products. The PFS product candidates, if approved in the U.S., may compete with other ready-to-use formulations of ephedrine and phenylephrine.

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

Furthermore, market acceptance and sales of our products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payers, such as private health insurers, hospitals and health maintenance organizations, decide which drugs and devices they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for our product candidates, if approved, in the United States or in Europe. Also, reimbursement amounts may reduce the demand for, or the price of, our products. For example, additional studies in Europe may be needed to ensure premium reimbursement in certain countries. If reimbursement is not available, or is available only to limited levels, we, or our partners, may not be able to successfully commercialize our product candidates, if approved, in the United States or in Europe. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

If we are found to have improperly promoted off-label uses of our products in the United States, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug and medical device products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If the FDA determines that our or our partners’ public disclosures, promotional materials or training constitutes promotion of non-approved or off-label use, it could request modifications to disclosure policies, training or promotional materials or subject us or our partners to regulatory or enforcement actions, including the issuance of an untitled letter, a Warning Letter, injunction, seizure, civil fine or criminal penalties and a requirement for corrective advertising, including Dear Doctor letters. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our or our partners’ promotional or training materials to constitute promotion of non-approved or off-label use, which could result in significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, increased losses and diminished profits and the curtailment or restructuring of operations, any of which could adversely affect our or our partners’ ability to operate and, thus, adversely impact our business and our financial results. The FDA or other enforcement authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, in the United States, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we or our partners are unable to establish and maintain relationships with group purchasing organizations any future revenues or future profitability could be jeopardized.

Many end-users of pharmaceutical and medical device products have relationships with group purchasing organizations, or GPOs, whereby such GPOs provide such end-users access to a broad range of pharmaceutical and medical device products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug and device purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We expect to derive revenue from end-user customers that are members of GPOs for our product candidates, if approved. Establishing and maintaining strong relationships with these GPOs will require us to be a reliable supplier, remain price competitive and comply with FDA regulations. We currently do not have any commercial products that we can distribute through our existing GPO partners. In addition, the GPOs with whom we do have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we, or our partners, are unable to establish or maintain our GPO relationships, sales of our product candidates, if approved, and related revenues could be negatively impacted.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers went into effect on April 1, 2013 and due to subsequent legislative amendments to the statute will stay in effect until 2032, unless Congressional action is taken. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, which began on January 1, 2024.

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade (i.e., arbitrage between low-priced and high-priced countries). If any of these events occur, revenue from sales of our products in Europe would be negatively affected.

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

Risks Related to Our Reliance on Third Parties

We will rely on third party manufacturers to produce clinical supplies of our product candidates. The failure of third-party manufacturers to provide us with adequate clinical supplies, and if approved, commercial supplies, could result in a material adverse effect on our business.

We currently use third party manufacturers to produce clinical supplies of our product candidates. Reliance on third party manufacturers entails many risks including:

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

•

the reliance on a limited number of sources, and in some cases, single sources for essential product components or finished goods, such that if we are unable to secure a sufficient supply of these product components or finished goods, we will be unable to manufacture, supply and sell our products in a timely fashion, in sufficient quantities or under acceptable terms;

•	the lack of qualified secondary or backup suppliers for those essential components or finished goods that are currently purchased from a sole or single source supplier;

•

operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, economic sanctions, or government orders related to pandemics;

•	carrier disruptions due to international conflicts and/or increased costs that are beyond our control; and

•	the failure to deliver our products under specified storage conditions and in a timely manner.

Any of these events could lead to stock outs, inability to successfully commercialize our products, if approved, clinical trial delays, or failure to obtain regulatory approval. Some of these events could be the basis for FDA action, including injunction, recall, seizure, or total or partial suspension of production. If any of these events were to occur, our business would be materially adversely affected.

We rely on limited sources of supply for the active pharmaceutical ingredient, or API, and finished product of our nafamostat-based product candidates and any disruption in the chain of supply may cause a delay in developing our product candidates.

We currently have a single source of supply of API and finished product for our nafamostat-based product candidates. If supply from those vendors is interrupted or discontinued, or if we are unable to negotiate supply agreements with them, there could be a significant impact on our development activities for those product candidates.

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

The facilities of any of our future manufacturers of Niyad must be approved by the FDA before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process and are completely dependent on these third-party manufacturing partners for compliance with the FDA or other foreign regulatory agency’s requirements for manufacture. In addition, although our third-party manufacturers are well-established manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their processes. If our manufacturers do not meet the FDA or other foreign regulatory agency’s strict regulatory requirements, they will not be able to secure FDA or other foreign regulatory agency approval for their manufacturing facilities. If the FDA or the relevant foreign regulatory agency does not approve these facilities for the commercial manufacture of Niyad, we will need to find alternative suppliers, which would result in significant delays in obtaining regulatory agency approval. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

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

We will utilize CROs for the development of our product candidates. We will rely on such CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements or will enter into such agreements governing their activities, we have limited influence over their actual performance. We have plans to rely upon CROs to monitor and manage data for post-approval clinical programs or any FDA-required clinical programs for our product candidates, as well as the execution of nonclinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug or medical device development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates, if approved, would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

•

the federal Physician Payment Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies to report annually to the Centers for Medicare & Medicare Services, or CMS information related to payments and other transfers of value provided to physicians, (defined to include, doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures and obtained and maintain cybersecurity insurance intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents, or adequately protect us against any such occurrences.

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

As we continue to develop our product candidates, we generally expect to pursue 505(b)(2) NDA application pathways with the exception of the first LTX-608 application which we expect to be treated as a new chemical entity. As a result of these filing avenues, we will need to include patent certifications regarding the reference listed drugs that our 505(b)(2) applications are based upon. These patent certifications could trigger patent litigation by the patent holders that we have certified against.

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

If a court in a final and non-appealable decision were to hold that we have infringed someone else’s valid patent claim, we could be prevented from using that third-party patented technology and may also be required to pay the owner of the patent for damages for past sales and need to seek license access to the patented technology for future sales. If we decide to pursue such a license to one or more of these patents, we may not be able to obtain a license on commercially reasonable terms, if at all, or the license we obtain may require us to pay substantial royalties or grant cross licenses to our patent rights. For example, if the relevant patent is owned by a competitor, that competitor may choose not to license patent rights to us. If we decide to develop alternative technology to avoid such third-party patent claims, we may not be able to do so in a timely or cost-effective manner, if at all.

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

If we do not adequately protect our intellectual property rights, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize any of our product opportunities, if approved, and delay or render impossible our achievement of profitability.

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

We have filed a trademark application for TALPHERA in the United States, and will file related trademark applications in other major foreign pharmaceutical jurisdictions of interest. In addition, we have obtained approval of our Niyad and Fedsyra marks in the United States and are awaiting our first use of those marks in commerce in order to secure our federal registrations. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications and/or registrations could be subject to rejection, opposition or cancellation. In addition, we will need to seek FDA approval to use Niyad and other potential product trademarks as part of future potential applications for marketing approval of the relevant developmental products. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has historically been and may continue to be highly volatile.

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. For example, the closing price of our common stock ranged between $0.46 and $2.59 during the year ended December 31, 2023, and $1.78 and $12.10 during the year ended December 31, 2022. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully develop and commercialize our product candidates in the United States;

•	inability to obtain additional funding needed to conduct our planned business operations;

•	the integration and performance of any assets or businesses we acquire;

•	our inability to develop and commercialize products and product candidates that we in-license;

•	the perception of limited market sizes or pricing for our products;

•	safety issues;

•	adverse results or delays in future clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

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

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. Sales of a substantial number of shares of our common stock in the public market or our issuance of common stock warrants, or the perception that these sales or issuances might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants under our equity incentive plans. Grants under our equity incentive plans may also cause our stockholders to experience additional dilution, which could cause our stock price to fall. We may in the future issue additional shares of our common stock as consideration in mergers, acquisitions and other business development transactions. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. All of our shares of common stock outstanding are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale requirements of Rule 144 under the Securities Act. Sales of stock by our stockholders could have a material adverse effect on the trading price of our common stock.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified an error within our earnings per share calculation for the three and six months ended June 30, 2022, and the nine months ended September 30, 2022, whereby we did not properly apply the two-class method of calculating earnings per share with respect to the warrants issued in November 2021. Our management subsequently concluded that a material weakness existed and our internal control over financial reporting was not effective.

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

We have been, are, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see “Part II.—Item 8. Financial Statements and Supplementary Data—Note 8, Commitments and Contingencies—Litigation” in this Annual Report on Form 10-K for additional information about pending legal proceedings.

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on Talphera-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug or medical device product candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022 the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. On September 5, 2023, the plaintiffs filed a third amended complaint. Defendants’ motion to dismiss the third amended complaint is fully briefed and a hearing is scheduled for April 4, 2024. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. On February 16, 2024, another purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware. The complaint names nine of the Company’s officers and directors and asserts the same claims as those in the previously filed derivative actions. The Company has not yet been served in this new complaint. Please refer to “Part II.—Item 8. Financial Statements and Supplementary Data—Note 8, Commitments and Contingencies—Litigation” in this Annual Report on Form 10-K for additional information about these pending legal proceedings. Securities-related class action litigation often is expensive and diverts management’s attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if Talphera experiences a decline in its stock price, we could face additional securities class action lawsuits.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2023, we had federal net operating loss carryforwards of $377.7 million, of which $114.9 million federal net operating losses generated before January 1, 2018 will begin to expire in 2029. $262.8 million of such federal net operating losses were generated after December 31, 2017. As of December 31, 2023, we had state net operating loss carryforwards of $137.4 million, which begin to expire in 2028. Under current law, federal net operating losses generated in tax years beginning prior to January 1, 2018 generally will expire 20 years after they were generated if not used prior thereto; federal net operating losses generated in tax years beginning after December 31, 2017 will carryforward indefinitely, but the deductibility of such federal net operating losses generally is limited to 80% of current year taxable income. Many states have similar laws. Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The completion of the July 2013 public equity offering, together with our public equity offering in December 2012, our initial public offering, private placements and other transactions that have occurred, have triggered such an ownership change. We may experience additional ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Furthermore, our ability to utilize net operating losses of companies that we have acquired or may acquire in the future may be subject to limitations. In the future, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could adversely affect our business, results of operations, and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our chief financial officer and information technology manager help identify, assess and manage the Company’s cybersecurity threats and risks. Our chief financial officer and information technology manager identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, the use of manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, evaluating our industry’s risk profile, evaluating threats reported to us, and conducting external audits and vulnerability assessments to identify vulnerabilities.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, incident response plan, risk assessments, encryption of data, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, employee training, penetration testing, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s risk management processes. For example, our chief financial officer evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms, including legal counsel, cybersecurity consultants, cybersecurity software providers, penetration testing firms and forensic investigators.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations and contract manufacturing organizations. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Risks Related to Our Business Operations and Industry — Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us”.

Governance

Our board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our chief financial officer and information technology manager.

Our chief financial officer is responsible for hiring appropriate personnel, helping to manage the Company’s risk, and communicating key priorities to relevant personnel. Our chief financial officer and information technology manager are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Our chief financial officer works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic updates from our chief financial officer concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

We lease approximately 4,012 square feet of office space in San Mateo, California under a sublease agreement that expires on August 31, 2025. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters under the caption “Part II.—Item 8. Financial Statements and Supplementary Data—Note 8, Commitments and Contingencies—Litigation.”

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Market since January 2024 under the symbol “TLPH” and prior to that had been traded on The Nasdaq Global Market since February 2011 under the symbol “ACRX”. As of February 29, 2024, there were 46 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We anticipate that we will retain all available funds and any future earnings to support our operations and finance the growth and development of our business and, therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

The following discussion and analysis covers our financial condition and results of operations for the year ended December 31, 2023, including year-over-year comparisons versus the year ended December 31, 2022, as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which consolidated financial statements were recast to reflect discontinued operations and filed with our Current Report on Form 8-K on August 1, 2023. This discussion and analysis as well as other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Part I, Item 1A – Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. Our product development portfolio features Niyad (a regional anticoagulant for the dialysis circuit), two ready-to-use pre-filled syringe product candidates (Fedsyra and phenylephrine), and LTX-608 (a nafamostat formulation for direct IV infusion) that we intend to develop for one or more of the following indications: disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment.

Our strategy is focused on developing, obtaining approval, and commercializing our product candidates, first and foremost, Niyad. Accordingly, we divested DSUVIA to Alora in April 2023, who will continue to commercialize the product and pay us sales-based milestone and other payments, as defined in the DSUVIA Agreement. Further, we will continue marketing DSUVIA to the Department of Defense. We believe this will maximize the value of DSUVIA as Alora has more available resources to invest on DSUVIA commercialization and as a result can execute a more robust commercial plan to support DSUVIA sales expansion. We have no plans on further developing or commercializing any of our other sufentanil sublingual products that were previously our product candidates. As described below, in January 2024, we entered into an agreement with XOMA whereby we have sold our rights to all royalties, milestones and other payments until XOMA receives a certain specified return on its investment, after which we will share equally in the royalties earned on sales to the Department of Defense, milestones and other payments from Alora. This transaction was consummated to provide further funding for the development of our lead product candidate, Niyad. We are focused on beginning enrollment in the Niyad registrational trial in the first quarter of 2024 and anticipate submitting a PMA application for Niyad to the FDA by the end of 2024.

In January 2024, we entered into the XOMA Agreement pursuant to which we sold to XOMA our right to amounts payable to us by Alora under the DSUVIA Agreement in exchange for $8.0 million in order to monetize certain future royalties and potential sales-based milestone payments, retaining the right, after XOMA has received a certain minimum amount of payments in respect of such royalties and potential sales-based milestone payments, or the XOMA Threshold, to 50% of the royalties in respect of net sales of DSUVIA to the DoD, 50% of potential sales-based milestones in respect of net sales of DSUVIA and 50% of certain associated license and acquisition payments relating to DSUVIA. Refer to Note 16, “Subsequent Events” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

General Trends and Outlook

Global Supply Chain

We continue to engage with various elements of our supply chain and distribution channel, including our customers, contract manufacturers, and logistics and transportation providers, to  supply our product candidates for development purposes and to remain informed of any challenges within our supply chain. We intend to adapt our plans as needed to continue to drive our product development programs. However, global events have impacted our global supply chain and we may face further disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products. Such supply disruptions may adversely impact our ability to continue development of our product candidates and ultimately generate sales of and revenues from any approved products, and our business, financial condition, results of operations and growth prospects could be adversely affected.

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation, led by supply chain constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions, has had, and may continue to have, an impact on overhead costs and transportation costs and may in the future adversely affect our operating results. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

Financial Overview

We have incurred net losses and generated negative cash flows from operations (although the termination of the royalty monetization for Zalviso resulted in net income for 2022) and expect to continue to incur losses in the future as we continue to fund any future research and development activities needed to support the FDA regulatory review of our product candidates.

Our net loss for 2023 was $18.4 million, and our net income was $47.8 million for 2022. As of December 31, 2023, we had an accumulated deficit of $444.2 million. As of December 31, 2023, we had cash, cash equivalents, short-term investments and restricted cash totaling $9.4 million compared to $20.8 million as of December 31, 2022.

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

Revenue from Contracts with Customers

We follow the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. This guidance provides a unified model to determine how revenue is recognized. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Prior to the divestment of DSUVIA to Alora, we sold our products primarily through wholesale and specialty distributors.

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

Our revenue relates to our services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement. Our performance obligation is to serve as the exclusive sales agent for selling DSUVIA to the DoD through the term of the Marketing Agreement. The non-creditable and non-refundable revenues are variable consideration based on 75% of net sales of DSUVIA to the DoD during the period subject to certain adjustments. We evaluate if we are a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis depending on if we obtain control over the goods and services before they are transferred to customers. We are acting as an agent in relation to DSUVIA sales to the DoD.

The consideration in the Marketing Agreement reflects a variable amount, for which we estimate the amount of consideration to which we will be entitled by using the expected value method. We include in the transaction price the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Revenues are recognized when the DoD obtains control of the product, at which time we have an unconditional right to receive payment for such revenue earned.

In January 2024, we entered into an agreement to monetize these and other payments from Alora under the XOMA Agreement until the XOMA Threshold is attained. See Note 16, “Subsequent Events” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Non-Cash Interest Income on Liability Related to Sale of Future Royalties

In September 2015, we sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by our former commercial partner, Grünenthal GmbH, or Grünenthal, pursuant to the Collaboration and License Agreement, dated as of December 16, 2013, as amended, to PDL BioPharma, Inc., or PDL, for an upfront cash purchase price of $65.0 million, or the Zalviso Royalty Monetization. Under the relevant accounting guidance, because of our significant continuing involvement, the Zalviso Royalty Monetization was accounted for as a liability that was amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, we were required to estimate the total amount of future royalty and milestone payments to be received by us and paid to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds we received, were to be recorded as interest expense over the life of the liability. Consequently, we imputed interest on the unamortized portion of the liability and recorded interest expense related to the Zalviso Royalty Monetization accordingly.

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

There was a continuing obligation on our part, through the term of the Zalviso Royalty Monetization, to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. However, without a New Arrangement to commercialize Zalviso in Europe, we were unable to reliably estimate the future payments to SWK Funding LLC, or SWK, (assignee of PDL) over the remaining life of the Zalviso Royalty Monetization. Due to the significant judgments and factors related to the estimates of future payments under the Zalviso Royalty Monetization, there were significant uncertainties surrounding the amount and timing of future payments and the probability of realization of any estimated contingent gain. While the expected payments under the Zalviso Royalty Monetization were lower than the gross proceeds of $65.0 million received, we deferred recognition of any probable contingent gain until the Zalviso Royalty Monetization liability expired.

On May 31, 2022, we entered into a Termination Agreement with SWK to fully terminate the Zalviso Royalty Monetization for which we paid cash consideration of $0.1 million, and neither PDL nor SWK retained any further interest in the Zalviso Royalty Monetization. Accordingly, effective May 31, 2022, the Zalviso Royalty Monetization was no longer reflected on our financial statements or other records as a sale of assets to PDL or SWK and all security interests and other liens of every type held by the parties to the Zalviso Royalty Monetization have been terminated and automatically released without further action by any party. The $84.1 million gain on extinguishment of the liability related to the sale of future royalties was recognized in the consolidated statements of operations as other income.

We recorded non-cash royalty revenues and non-cash interest (income) expense within our consolidated statements of operations over the term of the Zalviso Royalty Monetization.

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

Net Income (Loss) per Share of Common Stock

Basic and diluted net income (loss) per common share, or EPS, are calculated in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 260, Earnings per Share.

We apply the two-class method to compute both basic and diluted net income or loss per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders (including pre-funded warrants). Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration and are exercisable after the original issuance date. In addition, we are required to calculate diluted net income or loss per share under the two-class method if the effect is more dilutive than the application of another dilutive method of calculating diluted EPS (i.e., the treasury stock, if-converted, or contingently issuable share method). In periods where there is a net loss, no allocation of undistributed net loss to the participating securities is performed if the holders of these securities are not contractually obligated to participate in our losses. Our participating securities include the November 2021 Financing Warrants, December 2022 Common Stock Warrants, the Series A Redeemable Convertible Preferred Stock, and the Series A and Series B Common Stock Warrants, the placement agent Series A and Series B Common Stock Warrants (see Note 9, “Stockholders’ Equity” and Note 10, “Warrants” to the consolidated financial statements in this Annual Report on Form 10-K for additional information).

For additional information regarding the net income (loss) per share, see Note 12, “Net Income (Loss) per Share of Common Stock” to the consolidated financial statements in this Annual Report on Form 10-K.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In the period in which the component meets held-for-sale or discontinued operations criteria the major current assets, non-current assets, current liabilities, and non-current liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes, shall be reported as components of net loss separate from the net income (loss) of continuing operations.

Our DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, we have classified the results of the DSUVIA business as discontinued operations in our consolidated statements of operations for all periods presented. All assets and liabilities associated with the DSUVIA business were classified as assets and liabilities of discontinued operations in the consolidated balance sheets for the periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 3, “Discontinued Operations” to the consolidated financial statements in this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. We adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach, and no cumulative effect adjustment to accumulated deficit was needed as of the adoption date. Additionally, no prior period amounts were adjusted. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09; however, the adoption of ASU 2023-09 will not have an impact on our consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon our research and development efforts, variations in the level of expenditures related to development efforts and debt service obligations during any given period. Certain financial results (revenues and expenses) relating to the divestment of our DSUVIA/DZUVEO business are reflected in discontinued operations. See Note 3, “Discontinued Operations” to the consolidated financial statements in this Annual Report on Form 10-K for additional information. Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Years Ended December 31, 2023 and 2022

Revenue

For 2023, we recognized $0.7 million in revenue, related to the DSUVIA Agreement with Alora under the Marketing Agreement executed in April 2023, pursuant to which Talphera has the exclusive right to market and offer DSUVIA for sale to the DoD and for which Alora pays us 75% of net sales of DSUVIA sold to the DoD. In January 2024, we entered into the XOMA Agreement pursuant to which we sold to XOMA our right to future royalties and potential sales-based milestone amounts payable to us by Alora under the DSUVIA Agreement in exchange for $8.0 million until the XOMA Threshold is attained, after which time we may share in certain future payments from Alora. Refer to Note 16, “Subsequent Events” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

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

We expect to incur future research and development expenditures to support the FDA regulatory review of our product candidates and anticipated activities required for the development of our nafamostat product candidates.

We track external development expenses on a program-by-program basis. Our development resources are shared among all our programs. Compensation and benefits, facilities, depreciation, stock-based compensation, and development support services are not allocated specifically to projects and are considered research and development overhead.

Below is a summary of our research and development expenses for 2023 and 2022 (in thousands, except percentages):

	Years Ended December 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Niyad	$2,103	$405	$1,698	419%
PFS	4	313	(309)	(99)%
Overhead	3,439	2,623	816	31%
Total research and development expenses	$5,546	$3,341	$2,205	66%

Research and development expenses during 2023 increased as compared to 2022, primarily due to increased spending on Niyad.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for 2023 and 2022 were as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2023
Selling, general and administrative expenses	$11,994	$17,011	$(5,017)	(29)%

Selling, general and administrative expenses decreased for 2023 as compared to 2022, primarily due to a $2.8 million reduction in employee compensation and related expenses as a result of lower headcount, a $2.0 million reduction in consulting and legal fees, and a net reduction in other selling, general and administrative expenses of $0.2 million in the year ended December 31, 2023.

Impairment of Property and Equipment

We do not have plans to further develop any sufentanil sublingual product candidates. Accordingly, in 2022 we determined that it is no longer probable that we will realize the future economic benefit associated with the costs of the Zalviso-related purchased equipment and manufacturing-related facility improvements we have made at our contract manufacturer and, therefore, recorded a non-cash impairment charge of $4.9 million to the Zalviso-related assets for the year ended December 31, 2022.

Other Income

Total other income for 2023 and 2022 was as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Interest expense	$(134)	$(1,116)	$982	(88)%
Interest income and other income, net	6,736	366	6,370	1,740%
Non-cash interest income on liability related to sale of future royalties	—	1,136	(1,136)	(100)%
Gain on extinguishment of liability related to sale of future royalties	—	84,052	(84,052)	(100)%
Total other income	$6,602	$84,438	$(77,836)	(92)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. Interest expense decreased for 2023 as compared to 2022, primarily as a result of a lower average outstanding loan balance. In April 2023, in connection with the closing of the DSUVIA Agreement, we fully repaid the Loan Agreement with Oxford. Refer to Note 6, “Long-Term Debt” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Interest income and other income, net, for 2023 and 2022 primarily consisted of changes in the fair value of our warrant liability, the Lowell holdback shares and interest earned on our investments. The increase in interest income and other income, net for 2023 as compared to 2022, was primarily due to the $5.3 million decrease in the fair value of our warrant liability and a $0.7 million gain on the satisfaction of the contingency related to the liability for the Lowell holdback shares issued in June 2023.

The non-cash interest income on the liability related to the sale of future royalties is attributable to the Zalviso Royalty Monetization which was fully terminated in May 2022. In May 2022, we entered into a Termination Agreement with SWK Funding LLC, or SWK, (assignee of PDL BioPharma, Inc., or PDL) to fully terminate the Zalviso Royalty Monetization for which we paid cash consideration of $0.1 million, and neither PDL nor SWK retains any further interest in the Zalviso Royalty Monetization. Accordingly, effective May 31, 2022, the Zalviso Royalty Monetization is no longer reflected on our financial statements or other records as a sale of assets to PDL or SWK and all security interests and other liens of every type held by the parties to the Zalviso Royalty Monetization have been terminated and automatically released without further action by any party. The $84.1 million gain on extinguishment of the liability related to the sale of future royalties is recognized in the consolidated statements of operations as other income.

Liquidity and Capital Resources

Liquidity and Going Concern

As of December 31, 2023, we had cash, cash equivalents and investments totaling $9.4 million, compared to $20.8 million as of December 31, 2022. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, corporate debt securities, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

To date, we have incurred losses and generated negative cash flows from operations (although the termination of the Zalviso Royalty Monetization resulted in net income for 2022) and we expect to incur significant losses in 2024 and may incur significant losses and negative cash flows from operations in the future. Although we raised additional capital in January 2024 as discussed below, considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Annual Report on Form 10-K.

We may seek to raise such additional capital through public or private equity offerings, the issuance of debt securities, a new debt facility, or entering into product development, license or distribution agreements with third parties. Our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations.

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

XOMA Purchase Agreement

In January 2024, we entered into the Purchase Agreement with XOMA in exchange for $8.0 million for the sale of our right, title and interest in and to amounts payable to us pursuant to the DSUVIA Agreement with Alora until the XOMA Threshold is attained, after which time we may share in certain future payments from Alora (see Note 16, “Subsequent Events” to the consolidated financial statements in this Annual Report on Form 10-K for additional information).

January 2024 Private Placement

In January 2024, we entered into securities purchase agreements with institutional investors, relating to the issuance and sale of pre-funded warrants to the purchasers in a two-tranche private placement to purchase shares of common stock at a purchase price of $0.769 per share and an exercise price of $0.001 per share. The pre-funded warrants are exercisable immediately and have an unlimited term. The terms of the private placement included:

•

the first tranche of the private placement, which closed in January 2024, resulted in the aggregate gross proceeds of approximately $6.0 million excluding the proceeds, if any, from the exercise of the pre-funded warrants issued in such tranche.

•

the second tranche of the private placement, which is a conditional purchase by the purchasers subject to either (a) the satisfaction or waiver of achieving a pivotal trial milestone event, or the Pivotal Trial Milestone, or (b) the satisfaction or waiver of the volume-weighted average price of the common stock for each of the immediately subsequent five trading days following our announcement of our pivotal trial data being at least $0.92 per share, or the Price Milestone, which will result in additional aggregate gross proceeds to us of approximately $10.0 million with respect to the Pivotal Trial Milestone and $2.0 million with respect to the Price Milestone, excluding the proceeds, if any, from the exercise of the pre-funded warrants issued in such closing.

In the first tranche of the private placement, we issued pre-funded warrants to purchase up to 7,792,208 shares of common stock. In the second tranche of the private placement, we expect to issue (i) in connection with achieving the Pivotal Trial Milestone, pre-funded warrants to purchase up to 12,987,013 shares of common stock, and (ii) in connection with achieving the Price Milestone, pre-funded warrants to purchase up to 2,597,402 shares of common stock. Any of the conditions in the second tranche can be waived by each purchaser.

July 2023 Private Placement

In July 2023, we entered into securities purchase agreements with institutional investors and issued and sold in a private placement:

•	5,340,591 shares of common stock;

•	pre-funded warrants to purchase up to 2,012,356 shares of common stock with an exercise price of $0.001 per share;

•	Series A common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock with an exercise price of $1.11 per share; and

•	Series B common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock with an exercise price of $1.11 per share.

Refer to Note 9, “Stockholders’ Equity” and Note 10, “Warrants” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

December 2022 Registered Direct Offering

In December 2022, we issued and sold in a registered direct offering to institutional investors:

•	748,744 shares of common stock;

•	pre-funded warrants exercisable for an aggregate of 2,632,898 shares of common stock with an exercise price of $0.0001 per share; and

•	common stock warrants exercisable for an aggregate of 4,227,052 shares of common stock with an exercise price of $2.07 per share.

The shares of common stock and accompanying common stock warrants were sold at a combined offering price of $2.22625 per share and accompanying common stock warrant, and the pre-funded warrants and accompanying common stock warrants were sold at a combined offering price of $2.22615 per pre-funded warrant and accompanying warrant. The pre-funded warrants were immediately exercisable following the closing of the offering and have an unlimited term. The common stock warrants will not be exercisable until after the six-month anniversary of the closing of the offering and will expire on December 29, 2028. Total net proceeds from the offering were approximately $6.6 million, after deducting fees payable to the placement agent and other estimated offering expenses payable by us, excluding the proceeds, if any, from the exercise of the pre-funded warrants and the common stock warrants. Refer to Note 9, “Stockholders’ Equity” and Note 10, “Warrants” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

August 2022 Private Placement

On August 3, 2022, we issued and sold to Lincoln Park Capital Fund, LLC, in a private placement, 3,000 shares of Series A redeemable convertible preferred stock, par value $0.001 per share, with $100 per share stated value, together with a warrant to purchase up to an aggregate of 81,150 shares of common stock for a purchase price of $0.3 million. The warrant had an exercise price of $4.07 per share, was immediately exercisable and has a term ending on February 3, 2028. In 2022, we redeemed the 3,000 shares of Series A redeemable convertible preferred stock for $0.3 million, and retired such shares. Upon the closing of the December 2022 registered direct offering, we modified the previously issued warrant to reduce the exercise price to $2.07 per share in accordance with the warrant terms. Refer to Note 9, “Stockholders’ Equity” and Note 10, “Warrants” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Registration Statement on Form S-3

In November 2023, we filed, and the SEC subsequently declared effective, a registration statement on Form S-3 pursuant to which we may offer shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in combination, up to a total dollar amount of $150 million, from time to time at prices and on terms to be determined by market conditions at the time of any offering. Our ability to sell such securities will be limited until we are no longer subject to the SEC’s “baby shelf” limitations.

Cantor Controlled Equity OfferingSM Sales Agreement

In June 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, as amended, the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. During 2023, there were no sales under the ATM Agreement. During 2022, we issued and sold approximately 0.1 million shares of common stock pursuant to the ATM Agreement and received net proceeds of $0.5 million, after deducting fees and expenses. As of December 31, 2023, we had the ability to sell approximately $35.6 million of our common stock under the ATM Agreement, subject to the filing of a prospectus supplement with the SEC to our registration statement on Form S-3. Our ability to sell such shares will be limited until we are no longer subject to the SEC’s “baby shelf” limitations.

Oxford Loan Agreement

In May 2019, we entered into a loan agreement with Oxford Finance, LLC, or Oxford. Under the loan agreement, we borrowed an aggregate principal amount of $25.0 million under a term loan. After deducting all loan initiation costs and outstanding interest on the prior loan agreement with Hercules Capital Funding Trust 2014-1 and Hercules Technology II, L.P, we received $15.9 million in net proceeds. In April 2023, in connection with the closing of the divestment of DSUVIA to Alora, we paid Oxford the remaining amount due of approximately $3.4 million including accrued interest and fees under the loan, and the loan agreement was terminated with no further obligations by either party. For more information, see Note 6, “Long-Term Debt” to the consolidated financial statements in this Annual Report on Form 10-K.

Cash Flows

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(17,492)	$(28,331)
Net cash (used in)/provided by investing activities	(528)	36,450
Net cash provided by/(used in) financing activities	3,466	(507)

The discussion of our cash flows that follows includes the impact of discontinued operations. For additional information, see Note 3, “Discontinued Operations” to the consolidated financial statements in this Annual Report on Form 10-K.

Cash Flows from Operating Activities

The primary use of cash for our continuing operating activities during these periods was to support our product development efforts for our product candidates while the primary use of cash for discontinued operations was to fund commercial activities for DSUVIA. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, depreciation and amortization of our fixed assets, non-cash interest income related to the sale of future royalties and interest expense related to our debt financings.

Cash used in operating activities of $17.5 million during 2023 reflected a net loss of $18.4 million, partially offset by aggregate non-cash charges of approximately $2.4 million and included an approximate $1.5 million net change in our operating assets and liabilities. Non-cash adjustments included an impairment charge of $6.9 million on our net assets held for sale in connection with our divestment of DSUVIA, an impairment charge of $1.1 million on fixed assets, a gain of $1.1 million related to the termination of lease liabilities, a $5.3 million decrease in the fair value of our warrant liability, $1.7 million in stock-based compensation expense, $0.7 million related to the issuance of the Lowell holdback shares, a $0.4 million gain on extinguishment of debt, and $0.3 million in depreciation and amortization expense. The net change in our operating assets and liabilities included a $0.2 million decrease in prepaid expenses and other assets, a $1.1 million decrease in accrued liabilities, and a $0.6 million decrease in accounts payable.

Cash used in operating activities of $28.3 million during 2022 reflected net income of $47.8 million, offset by aggregate non-cash items of $74.7 million and an approximate $1.4 million net change in our operating assets and liabilities. Non-cash inflows included an $84.2 million gain on the termination of the Zalviso Royalty Monetization, partially offset by a $4.9 million charge for the impairment of Zalviso-related property and equipment, $2.9 million in stock-based compensation expense and $1.7 million in depreciation and amortization expense. The net change in our operating assets and liabilities included a $1.6 million decrease in accrued liabilities.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales and maturities of our available-for-sale investments.

During 2023, cash used in investing activities of $0.5 million was primarily the net result of $2.7 million in cash proceeds on the sale of DSUVIA to Alora, $0.5 million in proceeds from the maturities of investments offset by $3.7 million for purchases of investments.

During 2022, cash provided by investing activities of $36.5 million was primarily the net result $46.4 million in proceeds from maturity of investments partially offset by $7.9 million for purchases of investments and $1.7 million in cash paid for the Lowell asset acquisition, net of cash acquired.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During 2023, cash provided by financing activities of $3.5 million was primarily due to $8.9 million in net proceeds from the July 2023 private placement, partially offset by $5.4 million in long-term debt payments under the loan agreement with Oxford.

During 2022, cash used in financing activities of $0.5 million was primarily due to $8.4 million in long-term debt payments, including $8.3 million under the Loan Agreement with Oxford, partially offset by $7.9 million in net proceeds received in connection with equity financings.

Capital Commitments and Capital Resources

Our current operating plan includes expenditures related to the development of our product candidates. Our operating plan includes anticipated activities required for the development and supply of our nafamostat product candidates. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to gain approval of our product candidates in the United States and intend to update our cash forecasts accordingly. Considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least the next twelve months.

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the ability to successfully initiate and complete our clinical trial for the Niyad product candidate.

•	the outcome, timing and cost of the development of our other nafamostat product candidates;

•

expenditures related to drafting and submission of new drug or device regulatory applications with the FDA for our developmental product candidates and payment of statutory filing fees and related application prosecution costs arising from such submissions;

•	costs associated with business development activities and licensing transactions;

•	the outcome and timing of the regulatory submissions for our product candidates, including our two in-licensed product candidates from Aguettant, and any approvals for our product candidates;

•	expenditures related to the potential commercialization of our product candidates, if approved;

•	the initiation, progress, timing and completion of any post-approval clinical trials for our product candidates, if approved;

•	the ability to retain the listing of our common stock on Nasdaq;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	milestone and royalty revenue we receive under our collaborative development and commercialization arrangements;

•	delays that may be caused by changing regulatory requirements;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical supplies of our product candidates, and commercial supplies, if approved;

•	the cost of establishing new supply chains and related third party logistics to support our developmental product candidates;

•	the extent to which we acquire or invest in businesses, products and product candidates or technologies; and

•	the expenses associated with litigation.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer have concluded that, subject to the limitations described below, our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

The following report is provided by management in respect of Talphera’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

1.	Talphera’s management is responsible for establishing and maintaining adequate internal control over financial reporting.

2.

Talphera’s management has used the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework (2013 framework) to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of Talphera’s internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of Talphera’s internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.

Management has assessed the effectiveness of Talphera’s internal control over financial reporting as of December 31, 2023 and has concluded that such internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission applicable to smaller reporting companies that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers set forth under the headings “Proposal No.1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers of the Registrant” of the 2024 Proxy Statement is incorporated herein by reference.

Information regarding our Audit Committee, including the members of our Audit Committee, set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” of the 2024 Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” of the 2024 Proxy Statement is incorporated herein by reference.

Information regarding our Code of Business Conduct and Ethics set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” of the 2024 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation and director compensation set forth under the headings “Executive Compensation” and “Director Compensation,” respectively, of the 2024 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the 2024 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information contained in the section captioned “Related Person Transactions and Indemnification” of the 2024 Proxy Statement is incorporated herein by reference.

Information regarding director independence set forth under the heading “Information Regarding the Board of Directors and Corporate Governance” of the 2024 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding our independent auditor fees and services in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” of the 2024 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1§#	Asset Purchase Agreement, between the Registrant and Vertical Pharmaceuticals, LLC, dated March 12, 2023.	10-Q	001-35068	2.1	11/14/2023

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated January 9, 2024	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant.	8-K	001-35068	3.1	08/04/2022

3.6	Certificate of Elimination of Series A Convertible Preferred Stock of the Registrant.	8-K	001-35068	3.2	10/25/2022

3.7	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.1	01/09/2024

4.1	Description of Capital Stock.	10-K	001-35068	4.1	03/15/2021

4.2	Reference is made to Exhibits 3.1 through 3.4.

4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	01/31/2011

4.4	Form of Warrant to Purchase Common Stock of the Registrant, dated as of May 30, 2019.	8-K	001-35068	4.1	06/03/2019

4.5	Form of Warrant to Purchase Common Stock of the Registrant, dated as of November 15, 2021.	8-K	001-35068	4.1	11/15/2021

4.6	Warrant to Purchase Common Stock of the Registrant, dated as of August 3, 2022.	8-K	001-35068	4.1	08/04/2022

4.7	Form of Common Warrant (December 2022).	8-K	001-35068	4.1	12/28/2022

4.8	Form of Pre-Funded Warrant (December 2022).	8-K	001-35068	4.2	12/28/2022

4.9	Form of Common Warrant, as amended (November 2022).	8-K	001-35068	4.3	12/28/2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	01/07/2011

10.2+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	02/24/2011

10.3+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	03/30/2011

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	03/30/2011

10.5+	Amended and Restated 2020 Equity Incentive Plan.	8-K	001-350683	10.1	06/17/2021

10.6+	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.2	06/16/2020

10.7+	Forms of RSU Award Grant Notice and Award Agreement (RSU Award) under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.3	06/16/2020

10.8+	Amended and Restated 2011 Employee Stock Purchase Plan.	S-8	333-239213	99.4	06/16/2020

10.9+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	01/07/2011

10.10+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	01/07/2011

10.11+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	05/08/2017

10.12+	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	07/19/2017

10.13+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	02/09/2017

10.14§#	Commercial Supply Agreement, effective March 31, 2021 by and between the Registrant and Catalent Pharma Solutions, LLC.	10-Q	001-35068	10.1	08/16/2021

10.15§#	License and Commercialization Agreement (DZUVEO), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.1	11/15/2021

10.16§#	License and Commercialization Agreement (PFS), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.2	11/15/2021

10.17	Contingent Value Rights Agreement, dated as of January 7, 2022, by and among the Registrant, James Wilkie, solely in his capacity as the representative of the Lowell stockholders and option holders, and Computershare Inc., and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, collectively as Rights Agent.	8-K	001-35068	10.1	01/12/2022

10.18	Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of June 21, 2016.	8-K	001-35068	10.1	06/21/2016

10.19	Amendment No. 1 to the Controlled Equity OfferingSM Sales Agreement between the Registrant and Cantor Fitzgerald & Co., dated as of August 29, 2020.	S-3	333-239156	1.3	06/12/2020

10.20	Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 30, 2019.	8-K	001-35068	10.1	06/03/2019

10.21	First Amendment to Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of May 5, 2021.	10-Q	001-35068	10.4	11/15/2021

10.22	Second Amendment to Loan and Security Agreement between the Registrant and Oxford Finance, LLC, dated as of November 14, 2021.	10-K	001-35068	10.31	03/10/2022

10.23	Registration Rights Agreement, between the Registrant and Lincoln Park Capital Fund, LLC, dated as of August 3, 2022.	8-K	001-35068	10.2	08/04/2022

10.24	Form of Securities Purchase Agreement, by and among the Registrant and the Purchasers, dated as of July 17, 2023.	8-K	001-35068	10.1	07/21/2023

10.25	Form of Registration Rights Agreement, by and among the Registrant and the Purchasers, dated as of July 17, 2023.	8-K	001-35068	10.2	07/21/2023

10.26	Form of Series A common stock warrant (July 2023).	8-K	001-35068	10.3	07/21/2023

10.27	Form of Series B common stock warrant (July 2023).	8-K	001-35068	10.4	07/21/2023

10.28	Form of Pre-Funded Warrant (July 2023).	8-K	001-35068	10.5	07/21/2023

10.29	Form of placement agent Series A common stock warrant.	8-K	001-35068	10.6	07/21/2023

10.30	Form of placement agent Series B common stock warrant.	8-K	001-35068	10.7	07/21/2023

10.31	Form of Securities Purchase Agreement, by and among the Registrant and entities affiliated with Nantahala Management, LLC, dated as of January 17, 2024.	8-K	001-35068	10.1	01/22/2024

10.32	Form of Securities Purchase Agreement, by and among the Registrant and Investor Company ITF Rosalind Master Fund L.P., dated as of January 17, 2024.	8-K	001-35068	10.2	01/22/2024

10.33	Form of Registration Rights Agreement, between the Registrant and the Purchasers, dated as of January 17, 2024.	8-K	001-35068	10.3	01/22/2024

10.34	Form of Pre-Funded Warrant (January 2024).	8-K	001-35068	10.4	01/22/2024

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Withum Smith & Brown LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97+	Talphera, Inc. Incentive Compensation Recoupment Policy.

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

§	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.
+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with an “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

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

Date: March 6, 2024	Talphera, Inc.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vincent J. Angotti	Chief Executive Officer and Director	March 6, 2024
Vincent J. Angotti	(Principal Executive Officer)

/s/ Raffi Asadorian	Chief Financial Officer	March 6, 2024
Raffi Asadorian	(Principal Financial and Accounting Officer)

/s/ Adrian Adams	Chairman	March 6, 2024
Adrian Adams

/s/ Marina Bozilenko	Director	March 6, 2024
Marina Bozilenko

/s/ Jill Broadfoot	Director	March 6, 2024
Jill Broadfoot

/s/ Stephen J. Hoffman, Ph.D., M.D.	Director	March 6, 2024
Stephen J. Hoffman, Ph.D., M.D.

/s/ Abhinav Jain	Director	March 6, 2024
Abhinav Jain

/s/ Mark Wan	Director	March 6, 2024
Mark Wan

TALPHERA, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 207)	F-2
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-
Consolidated Balance Sheets at December 31, 2023 and 2022	F-3
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Talphera, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Talphera, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statement of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flow for the year ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operating activities since inception, and expects to continue to incur operating losses and negative cash flows in the future. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.4

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BPM LLP

We have served as the Company's auditor since 2023.

Walnut Creek, California

March 6, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

AcelRx Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AcelRx Pharmaceuticals, Inc. (the "Company") as of December 31, 2022, the related consolidated statement of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ WithumSmith+Brown, PC

We began serving as the Company's auditor in 2015. We became the predecessor auditor in 2023.

San Francisco, California

March 31, 2023, except for the effects of the discontinued operations disclosed in Note 3, as to which the date is July 31, 2023

PCAOB ID Number 100

Talphera, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$5,721	$15,275
Restricted cash	—	5,000
Short-term investments	3,660	495
Prepaid expenses and other current assets	2,175	1,865
Assets of discontinued operations	—	1,931
Total current assets	11,556	24,566
In-process research and development asset	8,819	8,819
Other assets	20	166
Assets of discontinued operations	—	13,936
Total assets	$20,395	$47,487

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,336	$1,256
Accrued and other liabilities	2,445	2,531
Long-term debt, current portion	—	5,363
Liabilities of discontinued operations, current portion	731	4,620
Total current liabilities	4,512	13,770
Warrant liability	1,778	7,098
Other long-term liabilities	—	810
Liabilities of discontinued operations	—	3,995
Total liabilities	6,290	25,673

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of December 31, 2023 and 2022; 16,952,519 and 8,243,680 shares issued and outstanding as of December 31, 2023 and 2022, respectively	17	8
Additional paid-in capital	458,314	447,635
Accumulated deficit	(444,226)	(425,829)
Total stockholders’ equity	14,105	21,814
Total Liabilities and Stockholders’ Equity	$20,395	$47,487

See notes to consolidated financial statements.

Talphera, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$651	$—
Operating costs and expenses:
Research and development	5,546	3,341
Selling, general and administrative	11,994	17,011
Impairment of property and equipment	—	4,948
Total operating costs and expenses	17,540	25,300
Loss from operations	(16,889)	(25,300)
Other income (expense):
Interest expense	(134)	(1,116)
Interest income and other income, net	6,736	366
Non-cash interest income on liability related to the sale of future royalties	—	1,136
Non-cash gain on extinguishment of liability related to the sale of future royalties	—	84,052
Total other income, net	6,602	84,438
Net (loss) income before income taxes	(10,287)	59,138
Provision for income taxes	—	(13)
Net (loss) income from continuing operations	(10,287)	59,125
Net loss from discontinued operations – See Note 3	(8,110)	(11,370)
Net (loss) income	(18,397)	47,755
Deemed dividends related to Series A Redeemable Convertible Preferred Stock	—	(186)
Income allocated to participating securities	—	(5,240)
Net (loss) income attributable to Common Shareholders, basic	$(18,397)	$42,329
Net (loss) income attributable to Common Shareholders, diluted	$(18,397)	$42,342
Net (loss) income per share attributable to stockholders:
Basic (loss) earnings per share
(Loss) income from continuing operations	$(0.72)	$7.27
Loss from discontinued operations	$(0.57)	$(1.54)
Net (loss) income per share	$(1.29)	$5.73
Diluted (loss) earnings per share
(Loss) income from continuing operations	$(0.72)	$7.25
Loss from discontinued operations	$(0.57)	$(1.53)
Net (loss) income per share	$(1.29)	$5.72
Shares used in computing net (loss) income per share of common stock, basic – See Note 12	14,263,744	7,385,348
Shares used in computing net (loss) income per share of common stock, diluted – See Note 12	14,263,744	7,406,986

See notes to consolidated financial statements.

Talphera, Inc.

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Additional		Total
	Series A Redeemable				Paid-in	Accumulated	Stockholders’
	Convertible Preferred Stock		Common Stock		Capital	Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance as of December 31, 2021	—	$—	6,840,967	$7	$437,684	$(473,584)	$(35,893)
Issuance of Series A Redeemable Convertible Preferred Stock and Warrants	3,000	129	—	—	110	—	110
Deemed dividends related to Series A Redeemable Convertible Preferred Stock		186			(186)		(186)
Redemption of Series A Redeemable Convertible Preferred Stock and Warrants	(3,000)	(315)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,889	—	2,889
Issuance of common stock in connection with asset purchase	—	—	481,026	—	5,511	—	5,511
Net proceeds from issuance of common stock and pre-funded warrants in connection with equity financings	—	—	873,074	1	789	—	790
Modification of equity-classified warrants	—	—	—	—	822	—	822
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	37,672	—	(58)	—	(58)
Issuance of common stock upon ESPP purchase	—	—	10,941	—	74	—	74
Net income	—	—	—	—	—	47,755	47,755
Balance as of December 31, 2022	—	—	8,243,680	8	447,635	(425,829)	21,814
Stock-based compensation	—	—	—	—	1,729	—	1,729
Issuance of common stock in connection with asset purchase	—	—	69,808	—	77	—	77
Net proceeds from issuance of common stock and warrants in connection with equity financings	—	—	5,340,591	5	8,851	—	8,856
Exercise of pre-funded warrants	—	—	3,228,781	3	—	—	3
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	27,450	—	(22)	—	(22)
Issuance of common stock upon ESPP purchase	—	—	42,209	1	44	—	45
Net loss	—	—	—	—	—	(18,397)	(18,397)
Balance as of December 31, 2023	—	$—	16,952,519	$17	$458,314	$(444,226)	$14,105

See notes to consolidated financial statements.

Talphera, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(18,397)	$47,755
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash interest income on liability related to the sale of future royalties	—	(1,136)
Depreciation and amortization	311	1,647
Non-cash interest expense related to debt financing	53	393
Non-cash issuance costs for warrant liability	—	775
Revaluation of liability for Lowell holdback shares	(723)	—
Stock-based compensation	1,729	2,889
Non-cash gain on extinguishment of liability related to the sale of future royalties	—	(84,152)
Impairment of property and equipment	—	4,948
Revaluation of warrant liability	(5,320)	—
Impairment of net assets held for sale	6,853	—
Impairment of fixed assets	1,065	—
Gain on termination of lease liabilities	(1,098)	—
Gain on extinguishment of debt liability	(400)	—
Other	(24)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(189)	(149)
Inventories	61	(107)
Prepaid expenses and other assets	244	299
Other assets	226	—
Accounts payable	(575)	551
Accrued liabilities	(1,132)	(1,613)
Operating lease liabilities	(147)	(285)
Deferred revenue	(29)	(86)
Net cash used in operating activities	(17,492)	(28,331)
Cash flows from investing activities:
Purchase of property and equipment	(100)	(364)
Purchase of investments	(3,651)	(7,861)
Sale of the DSUVIA assets	2,723	—
Cash paid for asset acquisition, net of cash acquired	—	(1,687)
Proceeds from maturities of investments	500	46,362
Net cash (used in) provided by investing activities	(528)	36,450
Cash flows from financing activities:
Payment of long-term debt	(5,416)	(8,433)
Net proceeds from issuance of Issuance of Series A Redeemable Convertible Preferred Stock and Warrants	—	239
Redemption of Series A Redeemable Convertible Preferred Stock	—	(315)
Proceeds from issuance of common stock, accompanying warrants and pre-funded warrants in July 2023 private placement offering	8,856	—
Proceeds from issuance of common stock, accompanying warrants and pre-funded warrants in December 2022 registered direct offering	—	7,528
Net proceeds from issuance of common stock in connection with exercise of pre-funded warrants	3	—
Net proceeds from issuance of common stock in connection with at-the-market sales agreement	—	458
Net proceeds from issuance of common stock through equity plans	45	74
Payment of employee tax obligations related to vesting of restricted stock units	(22)	(58)
Net cash provided by (used in) financing activities	3,466	(507)
Net change in cash, cash equivalents and restricted cash	(14,554)	7,612
Cash, cash equivalents and restricted cash—Beginning of period	20,275	12,663
Cash, cash equivalents and restricted cash—End of period	$5,721	$20,275
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$119	$824
Income taxes paid	$—	$13
Noncash Investing and Financing Activities:
Purchase of property and equipment in accounts payable and accrued expenses	$—	$825
Equity issuance costs from modification of November 2021 Financing Warrants	$—	$47
Equity issuance costs in accounts payable and accrued expenses	$—	$51
(Settlement)/liability for held back shares issued in connection with asset acquisition	$(77)	$800
Issuance of common stock in connection with asset acquisition	$—	$5,511
Establishment of right-of-use asset and lease liability	$—	$127
Fair value of warrants issued to placement agent	$263	$—

See notes to consolidated financial statements.

Talphera, Inc.

Notes to Consolidated Financial Statements

(In thousands, except where otherwise noted)

1. Organization and Summary of Significant Accounting Policies

The Company

Talphera, Inc., or the Company, or Talphera, was incorporated in Delaware on July 13, 2005 as SuRx, Inc. The Company subsequently changed its name to AcelRx Pharmaceuticals, Inc. and, on January 9, 2024 to Talphera, Inc. The Company’s operations are based in San Mateo, California.

Talphera is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. The Company’s product development portfolio features Niyad™ (a regional anticoagulant for the dialysis circuit), two ready-to-use pre-filled syringe, or PFS, product candidates (Fedsyra and phenylephrine), and LTX-608 (a nafamostat formulation for direct IV infusion) that the Company intends to develop for one or more of the following indications: disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment.

On March 12, 2023, the Company entered into an Asset Purchase Agreement, or the DSUVIA Agreement, with Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, pursuant to which Alora agreed to acquire certain assets and assume certain liabilities of the Company relating to its sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. The closing of the DSUVIA Agreement occurred on April 3, 2023 (see Note 3, “Discontinued Operations”).

On January 7, 2022, the Company acquired Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 4, “Asset Acquisition” below) and, as a result acquired the Niyad™ developmental product, a regional anticoagulant for the dialysis circuit during continuous renal replacement therapy for acute kidney injury patients in the hospital, that the Company plans to study under an investigational device exemption, or IDE, and which has received Breakthrough Device Designation status from the FDA. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities. The second intended indication for Niyad is as a regional anticoagulant for the dialysis circuit for chronic kidney disease patients undergoing intermittent hemodialysis in dialysis centers. In addition, the Company acquired LTX-608, a nafamostat formulation for direct IV infusion, that it intends to develop for the treatment of one or more of the following indications: ARDS, DIC, acute pancreatitis or as an anti-viral agent.

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Laboratoire Aguettant, or Aguettant, pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States an ephedrine pre-filled syringe for injection, and (ii) a phenylephrine PFS for injection. Aguettant will supply the Company with the products for use in commercialization, if they are approved in the U.S.

Liquidity and Going Concern

The consolidated financial statements for the year ended December 31, 2023 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The termination of the Zalviso Royalty Monetization resulted in net income for the year ended December 31, 2022; however, prior to this, the Company had incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Although, the Company raised additional capital in January 2024 (see Note 16, “Subsequent Events”), considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Annual Report on Form 10-K is filed with the United States Securities and Exchange Commission, or the SEC.

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

The Company’s audited financial statements as of December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023, were recast to reflect discontinued operations and filed with the Company’s Current Report on Form 8-K on August 1, 2023. See Note 3, “Discontinued operations” below.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation. In particular, property and equipment, net and restricted cash, net of current portion have been reclassified as other assets, and operating lease liabilities, current portion, has been reclassified as accrued and other liabilities in the consolidated balance sheets.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes its most significant accounting estimates relate to fair value of warrants, impairment of long-lived assets, management’s assessment of going concern, revenue recognition, liability for royalty monetization and accrued clinical trial liabilities. Management evaluates its estimates on an ongoing basis including critical accounting policies. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks.

On May 30, 2019, the Company entered into a Loan Agreement with Oxford Finance LLC, or Oxford, or the Lender. The Loan Agreement requires that the Company always maintain unrestricted cash of not less than $5.0 million in accounts subject to control agreements in favor of the Lender, tested monthly as of the last day of the month. The Company has classified these unrestricted funds as restricted cash on the consolidated balance sheets. On April 3, 2023, the Company repaid Oxford the full amount due under the loan, and the Loan Agreement was terminated with no further obligations by either party.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	Balance as of
	December 31, 2023	December 31, 2021
Cash and cash equivalents	$5,721	$15,275
Restricted cash	—	5,000
Total cash, cash equivalents, and restricted cash	$5,721	$20,275

Short-Term Investments

All marketable securities are classified as available for sale and consist of commercial paper and U.S. government sponsored enterprise debt securities. These securities are carried at estimated fair value, which is based on quoted market prices or observable market inputs of almost identical assets, with unrealized gains and losses included in accumulated other comprehensive income (loss). The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income or expense. The cost of securities sold is based on specific identification. When the fair value of an available-for-sale security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to the consolidated statement of operations with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in the consolidated statement of operations with no corresponding allowance for credit losses.

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

Segment Information

The Company operates in a single segment, the development and commercialization of innovative therapies for use in medically supervised settings. The Company’s revenue relates to the Company’s services performed to support sales of DSUVIA to the Department of Defense, or DoD, by Alora under the Marketing Agreement (as defined in Note 3, “Discontinued Operations” below).

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

The Company relies on a single contract manufacturer, or CMO, for the active pharmaceutical ingredient, or API, for Niyad™ and a second single contract manufacturer for the finished Niyad product.

All revenue relates to the Company’s services for fees earned on the sales of DSUVIA to the DoD by Alora.

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

The Company realigned its cost structure from a focus on commercialization to a focus on advancing its late-stage development pipeline, namely the Niyad product candidates and the pre-filled syringes. As a result, the Company decided to not focus any development resources on Zalviso in the United States. In addition, due to the termination of the agreements with Grünenthal for Zalviso in Europe and the related withdrawal of the Marketing Authorization in Europe in July 2022, the Company did not expect any revenues from Zalviso in Europe in the foreseeable future. Accordingly, the Company determined that it was no longer probable that it would realize the future economic benefit associated with the costs of the Zalviso-related purchased equipment and manufacturing-related facility improvements the Company had made at its contract manufacturer and, therefore, recorded a non-cash impairment charge of $4.9 million to the Zalviso-related assets for the year ended December 31, 2022. The impairment charge was recorded as operating expense in the consolidated statement of operations. Depreciation and amortization expense was immaterial for the year ended December 31, 2022.

Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

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

The Company’s DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, the Company has classified the results of the DSUVIA business as discontinued operations in its consolidated statements of operations for all periods presented. All assets and liabilities associated with the DSUVIA business were classified as assets and liabilities of discontinued operations in the consolidated balance sheets for the periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted. (See Note 3, “Discontinued Operations”).

Revenue from Contracts with Customers

The Company follows the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. This guidance provides a unified model to determine how revenue is recognized. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Prior to the divestment of DSUVIA to Alora, the Company sold its products primarily through wholesale and specialty distributors.

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

The Company’s revenue relates to the Company’s services performed to support sales of DSUVIA to the Department of Defense, or DoD, by Alora under the Marketing Agreement (as defined in Note 3, “Discontinued Operations” below). The Company’s performance obligation is to serve as the exclusive sales agent for selling DSUVIA to the DoD through the term of the Marketing Agreement. The non-creditable and non-refundable revenues are variable consideration based on 75% of net sales of DSUVIA to the DoD during the period subject to certain adjustments. The Company evaluates if it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or net basis depending on if it obtains control over the goods and services before they are transferred to customers. The Company is acting as an agent in relation to DSUVIA sales to the DoD.

The consideration in the Marketing Agreement reflects a variable amount, for which the Company estimates the amount of consideration to which it will be entitled by using the expected value method. The Company includes in the transaction price the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. Revenues are recognized when the DoD obtains control of the product, at which time the Company has an unconditional right to receive payment for such revenue earned.

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

The Black-Scholes option pricing model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. The expected term, which represents the period of time that options granted are expected to be outstanding, is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the stock‑based awards, vesting schedules and expectations of future employee behavior. Expected volatilities are estimated using the historical stock price performance over the expected term of the option, which are adjusted as necessary for any other factors which may reasonably affect the volatility of the Company’s stock in the future. The risk‑free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for the expected term of the award. The Company recognizes forfeitures when they occur and does not anticipate paying dividends in the near future.

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

In May 2022, the Company initiated a reorganization that eliminated approximately 40% of its employees, primarily within the commercial organization. For the year ended December 31, 2022, the Company incurred approximately $0.5 million in employee termination benefits related to this restructuring, all of which has been paid. This headcount reduction was completed in the second quarter of 2022. No additional expenses were incurred in connection with this cost reduction plan.

Non-Cash Interest Income on Liability Related to Sale of Future Royalties

In September 2015, the Company sold certain royalty and milestone payment rights from the sales of Zalviso in the European Union by Grünenthal to PDL for gross proceeds of $65.0 million, or the Zalviso Royalty Monetization. Grünenthal terminated the Grünenthal Agreements effective November 13, 2020. The terms of the Grünenthal Agreements were extended to May 2021 to enable Grünenthal to sell down its Zalviso inventory. The rights to market and sell Zalviso in the Territory reverted back to the Company in May 2021.

Under the Zalviso Royalty Monetization, the Company had a continuing obligation to use commercially reasonable efforts to negotiate a replacement license agreement, or New Arrangement. Under the relevant accounting guidance, because of the Company’s significant continuing involvement, the Zalviso Royalty Monetization was accounted for as a liability that is being amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability, the Company was required to estimate the total amount of future royalty and milestone payments to be received by the Company and payments made to PDL, up to a capped amount of $195.0 million, over the life of the arrangement. The aggregate future estimated royalty and milestone payments (subject to the capped amount), less the $61.2 million of net proceeds the Company received, was to be amortized as interest expense over the life of the liability. Consequently, the Company imputed interest on the unamortized portion of the liability and recorded interest expense, or interest income, as these estimates were updated and recorded non-cash royalty revenues and non-cash interest income (expense), net, within its consolidated statements of operations over the term of the Zalviso Royalty Monetization.

When the expected payments under the Zalviso Royalty Monetization were lower than the gross proceeds of $65.0 million received, the Company deferred recognition of any probable contingent gain until the Zalviso Royalty Monetization liability expired. See Note 7, “Liability Related to Sale of Future Royalties”.

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

Net Income (Loss) per Share of Common Stock

Basic and diluted net income (loss) per common share, or EPS, are calculated in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 260, Earnings per Share.

The Company applies the two-class method to compute basic and, if more dilutive than other methods, diluted net income or loss per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders (including pre-funded warrants). Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration and are exercisable after the original issuance date. In addition, the Company is required to calculate diluted net income or loss per share under the two-class method if the effect is more dilutive than the application of another dilutive method of calculating diluted EPS (i.e., the treasury stock, if-converted, or contingently issuable share method). In periods where there is a net loss, no allocation of undistributed net loss to participating securities is performed if the holders of these securities are not contractually obligated to participate in the Company’s losses. The Company’s participating securities include the November 2021 Financing Warrants, December 2022 Common Stock Warrants, the Series A Redeemable Convertible Preferred Stock, and the Series A and Series B Common Stock Warrants, the placement agent Series A and Series B Common Stock Warrants (see Note 9, “Stockholders’ Equity” and Note 10, “Warrants” to the consolidated financial statements in this Annual Report on Form 10-K for additional information).

For additional information regarding the net income (loss) per share, see Note 12, “Net Income (Loss) per Share of Common Stock”.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 on January 1, 2023, using the modified retrospective approach, and no cumulative effect adjustment to accumulated deficit was needed as of the adoption date. Additionally, no prior period amounts were adjusted. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09; however, the adoption of ASU 2023-09 will not have an impact on the Company’s consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

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

As of December 31, 2023 and 2022, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash, cash equivalents and investments (in thousands):

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,342	$—	$—	$1,342
Money market funds	90	—	—	90
U.S. government agency securities	1,896	—	—	1,896
Commercial paper	2,393	—	—	2,393
Total cash and cash equivalents	5,721	—	—	5,721

Short-term investments:
U.S. government agency securities	3,362	—	—	3,362
Commercial paper	298	—	—	298
Total short-term investments	3,660	—	—	3,660
Total cash, cash equivalents, and short-term investments	$9,381	$—	$—	$9,381

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$13,275	$—	$—	$13,275
Money market funds	321	—	—	321
U.S. government agency securities	2,444	—	—	2,444
Commercial paper	4,235	—	—	4,235
Total cash, cash equivalents and restricted cash	20,275	—	—	20,275

Short-term investments:
Commercial paper	495	—	—	495
Total short-term investments	495	—	—	495
Total cash, cash equivalents, restricted cash and short-term investments	$20,770	$—	$—	$20,770

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the years ended December 31, 2023 or 2022. As such, we did not record a credit allowance for the year ended December 31, 2023.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of December 31, 2023 and December 31, 2022, the Company held, in addition to Level II assets, a warrant liability related to the December 2022 Common Stock Warrants (see Note 10, “Warrants” below for further description). The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate (see Note 10, “Warrants” below). The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in interest income and other income, net in the consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of December 31, 2023
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$90	$90	$—	$—
U.S. government agency securities	5,258	—	5,258	—
Commercial paper	2,691	—	2,691	—
Total assets measured at fair value	$8,039	$90	$7,949	$—

Liabilities
Warrant liability	$1,778	$—	$—	$1,778
Total liabilities measured at fair value	$1,778	$—	$—	$1,778

	As of December 31, 2022
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$321	312	—	—
U.S. government agency securities	2,444	—	2,444	—
Commercial paper	4,730	—	4,730	—
Total assets measured at fair value	$7,495	$321	$7,174	$—

Liabilities
Warrant liability	$7,098	$—	$—	$7,098
Total liabilities measured at fair value	$7,098	$—	$—	$7,098

The following table sets forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Fair value—beginning of period	$7,098	$—
Issuance of December 2022 Common Stock Warrants	—	7,098
Change in fair value of December 2022 Common Stock Warrants	(5,320)	—
Fair value—end of period	$1,778	$7,098

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the years ended December 31, 2023 or 2022.

3. Discontinued Operations

Asset Purchase Agreement

On April 3, 2023, the Company, closed the transactions contemplated by the DSUVIA Agreement entered into on March 12, 2023, with Alora, pursuant to which Alora agreed to acquire certain assets and assume certain liabilities of the Company relating to its sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. The Product expressly excludes the pharmaceutical product referred to as Zalviso (sufentanil sublingual tablets, each 15 mcg), any other multi-dose administration system containing sufentanil sublingual tablets (whether as the sole active ingredient or in combination with other active ingredients), and any single-dose formulation of sufentanil for use outside of a medically supervised setting. With the closing of the transaction, the Company is entitled to receive (a) up to $116.5 million in sales-based milestones, (b) quarterly payments in an amount equal to 15% of net sales based on sales of the Product to all customers, other than sales to the United States DoD under the Marketing Agreement (as defined below), pursuant to which Alora will pay the Company 75% of Product net sales to the DoD, and sales by or on behalf of Laboratoire Aguettant, or Aguettant, and (c) 20% of any consideration, excluding royalty payments based on sales of the Product and subject to customary exclusions, received by Alora or its affiliates in connection with a grant to any third party of a license related to the Product, or by Alora or its affiliates or equity holders in connection with a sale or transfer to any third party of an ownership interest in any assets acquired by Alora under the DSUVIA Agreement.

The DSUVIA Agreement contains customary representations, warranties, and covenants by each party. Alora agreed not to practice, license or otherwise exploit any of the intellectual property rights acquired by it under the DSUVIA Agreement to manufacture, develop or commercialize any product (other than the Product) that is or has been commercialized by the Company or its affiliate as of the date of the DSUVIA Agreement, or any product that is competitive with any such product. In addition, Alora will use commercially reasonable efforts to maintain regulatory approvals for and commercialize the Product in the United States. The DSUVIA Agreement also contains indemnification rights for each of the Company and Alora for breaches of representations, warranties, and covenants, as well as certain other matters, subject to certain specified limitations.

The Closing included the execution of the Amended DZUVEO Agreement (as defined below) and the Amended and Restated Supply Agreement (as defined below) between the Company and Aguettant, as well as certain ancillary agreements between the Company and Alora. Such ancillary agreements include (a) an intellectual property agreement, pursuant to which Alora granted fully-paid, royalty-free and perpetual licenses to the Company under certain specified intellectual property rights acquired by Alora under the DSUVIA Agreement for, among other things, the development, manufacture, commercialization and exploitation of certain products, including Zalviso, (b) a transition services agreement, pursuant to which, during the period specified therein, the Company will be paid to provide certain services (including, manufacturing technology transfer, supply chain, regulatory, and medical affairs services) to Alora, and distribute, on behalf of Alora, certain inventory of the Product transferred to Alora under the DSUVIA Agreement, and (c) an ongoing marketing agreement, or the Marketing Agreement, pursuant to which the Company will have the exclusive right to market and offer the Product for sale to the DoD and Alora will pay to the Company 75% of net sales of the Product sold to the DoD, subject to adjustment in certain circumstances.

Amendments to Certain Agreements Between the Company and Aguettant

The Company and Aguettant are parties to (a) the License and Commercialization Agreement, dated July 14, 2021, pursuant to which Aguettant obtained the exclusive right to develop and commercialize DZUVEO in certain European countries for the management of acute moderate to severe pain in adults in medically monitored settings, or the DZUVEO Agreement, and (b) the supply agreement, dated December 6, 2021, with respect to the manufacture and supply of DZUVEO in form of bulk product by the Company to Aguettant, or the Supply Agreement. Pursuant to the DSUVIA Agreement, the Company and Aguettant entered into an amendment to the DZUVEO Agreement, or the Amended DZUVEO Agreement, and an amendment and restatement to the Supply Agreement, or the Amended and Restated Supply Agreement.

Pursuant to the Amended DZUVEO Agreement, (a) Aguettant’s obligations to make sales-based milestone payments and to achieve certain levels of minimum sales terminated, (b) the Company agreed to manufacture and supply DZUVEO in the form of bulk products (i.e., products that are pre-packaged in labeled pouches and packed in bright stock cartons for shipment) to Aguettant or its affiliates or sublicensees, and Aguettant will be responsible for manufacturing finished products from bulk products, before Aguettant establishes a semi-automated packaging line for the Product, and (c) after Aguettant has established such semi-automated packaging line, the Company will cause DZUVEO to be manufactured and supplied in the form of bulk tablets (i.e., products in tablet forms supplied in bulk (not packaged) quantities) to Aguettant or its affiliates or sublicensees, and Aguettant will be responsible for manufacturing finished products from bulk tablets. The Amended and Restated Supply Agreement will govern the manufacture and supply of DZUVEO in the form of bulk products or bulk tablets, and contain customary terms, including those with respect to manufacturing requirements, forecast, delivery, and post-delivery inspection.

Pursuant to the DSUVIA Agreement, the Company assigned the Amended DZUVEO Agreement and the Amended and Restated Supply Agreement to Alora.

In addition, the Company and Aguettant amended the License and Commercialization Agreement, dated July 14, 2021, pursuant to which the Company obtained exclusive rights to develop and commercialize certain ephedrine pre-filled syringe and certain phenylephrine prefilled syringe in the United States, or the PFS Agreement (see Note 5, “In-License Agreement” below).

The Company’s DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, the assets and liabilities associated with these operations have been classified as assets and liabilities of discontinued operations in the consolidated balance sheets at December 31, 2023 and 2022. The operations and cash flows of the DSUVIA business are presented as discontinued for all periods presented.

The following table presents the results of the discontinued operations (in thousands):

	Year ended December 31,
	2023	2022
Total revenues	$501	$1,771
Cost of goods sold	711	1,508
Selling, general and administrative expense	731	9,744
Impairment of net assets held for sale	6,853	—
Impairment of fixed assets	1,065	—
Gain on termination of lease liabilities	(1,098)	—
Research and development expenses	349	1,852
Loss from discontinued operations	(8,110)	(11,333)
Interest expense	—	37
Net loss from discontinued operations	$(8,110)	$(11,370)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented (in thousands).

	December 31, 2023	December 31, 2022
Accounts receivable, net	$—	$309
Inventories	—	1,178
Prepaid expenses and other current assets	—	444
Total current assets of discontinued operations	—	1,931
Property, plant and equipment, net	—	10,261
Operating lease right-of-use assets	—	3,499
Other assets	—	176
Total non-current assets of discontinued operations	—	13,936
Total assets of discontinued operations	$—	$15,867

Accounts payable	$10	$784
Accrued liabilities	721	1,720
Operating lease liabilities, current portion	—	1,601
Note payable, current portion	—	400
Deferred revenue, current portion	—	115
Total current liabilities of discontinued operations	731	4,620
Operating lease liabilities, net of current portion	—	2,959
Deferred revenue, net of current portion	—	1,036
Total non-current liabilities of discontinued operations	—	3,995
Total liabilities of discontinued operations	731	8,615
Net assets (liabilities) of discontinued operations	$(731)	$7,252

The following table presents the significant non-cash items and purchases of property and equipment for the discontinued operations that are included in the consolidated statements of cash flows (in thousands):

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Depreciation and amortization	$215	$1,465
Stock-based compensation	19	250
Impairment of net assets held for sale	6,853	—
Impairment of fixed assets	1,065	—
Gain on termination of lease liabilities	(1,098)	—
Gain on extinguishment of debt	(400)	—
Purchases of property and equipment	(100)	(364)

The following table represents the loss on sale of discontinued operations for the year ended December 31, 2023:

Year Ended December 31, 2023
Cash proceeds	$2,723
Less: net assets transferred	(8,723)
Less: disposal costs	(853)
Loss on sale of discontinued operations, before income taxes	(6,853)
Income tax expense	—
Loss on sale of discontinued operations	$(6,853)

4. Asset Acquisition

On January 7, 2022, the Company closed its acquisition of Lowell and acquired the product nafamostat, and the associated patents and historical know-how. The acquisition was valued at approximately $32.5 million plus cash acquired of $3.5 million and certain other adjustments. All options to purchase capital stock and all shares of Lowell capital stock issued and outstanding immediately before the effective time of the merger were cancelled in exchange for the right to receive (i) 450,477 shares of the Company’s common stock issued at a five day daily volume weighted average price of $11.46 per share as of January 7, 2022, or the Acquisition Date, valued at $5.2 million on closing, (ii) cash in the amount of $3.5 million, (iii) 69,808 shares of the Company’s common stock to be held back to satisfy any potential indemnification and other obligations of Lowell and its securityholders valued at $0.8 million, (iv) $0.5 million cash and stock paid for sellers’ transaction costs and (v) up to $26.0 million of contingent consideration payable in cash or stock at the Company's option, upon the achievement of regulatory and sales-based milestones.

The shares issued in the merger were issued in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, including Rule 506 of Regulation D promulgated under the Securities Act, or Regulation D, without general solicitation as a transaction not involving any public offering.

The merger has been accounted for as an asset acquisition of a single IPR&D asset that has an alternative future use. The initial measurement of the asset purchased of $8.8 million was based on the purchase cost of $12.4 million including (i) $6.0 million common stock fair value on the closing date (issued and held back on the acquisition date), (ii) $0.5 million seller’s costs paid by the Company, (iii) $3.5 million cash and (iv) approximately $2.5 million of transaction costs less purchase price allocated to cash acquired of $3.5 million. Due to the nature of regulatory and sales-based milestones, the contingent consideration of up to $26.0 million was not included in the initial cost of the assets purchased as they are contingent upon events that are outside the Company’s control, such as regulatory approvals and issuance of patents, and are not considered probable until notification is received. However, upon achievement or anticipated achievement of each milestone, the Company shall recognize the related, appropriate payment as an additional cost of the acquired IPR&D asset. As of December 31, 2023, none of the contingent events have occurred.

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

(1) Recorded as Other long-term liabilities in the consolidated balance sheets at December 31, 2022. Shares were issued in the year ended December 31, 2023 and, accordingly, the related liability was extinguished.

(2) Recorded as In-process research and development asset in the consolidated balance sheets.

The IPR&D asset has initially been accounted for as an indefinite-lived asset, and as a long-lived asset, it is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the IPR&D asset achieves regulatory approval and the asset life is determined to be finite, the asset’s useful life will be estimated, and the asset will be amortized over its remaining useful life. No impairment losses were recorded on the IPR&D asset during the years ended December 31, 2023 or 2022.

5. In-License Agreement

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe for injection, and (ii) a phenylephrine pre-filled syringe for injection. Aguettant will supply the Company with the products for use in commercialization, if they are approved in the United States.

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

In connection with the Company’s and Aguettant’s agreement to enter into the Amended DZUVEO Agreement and the Amended and Restated Supply Agreement, the parties entered into an amendment to the PFS Agreement, or the Amended PFS Agreement, pursuant to which, effective April 3, 2023, (a) Aguettant paid the Company a complementary payment in the amount of EUR 1,500,000, and (b) the Company’s obligation to make a certain specified sales-milestone payment terminated such that the maximum amount in sales-based milestone payments that Aguettant is entitled to receive has been reduced from $24.0 million to $21.0 million.

As of December 31, 2023, there have been no payments by the Company to Aguettant under the PFS Agreement.

6. Long-Term Debt

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford Finance LLC, or Oxford, as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019.

As of December 31, 2022, the accrued balance due under the Loan Agreement with Oxford was $5.4 million. Interest expense related to the Loan Agreement was $0.1 million for the year ended December 31, 2023, $0.1 million of which represented amortization of the debt discount. Interest expense related to the Loan Agreement was $1.1 million, of which $0.4 million represented amortization of the debt discount, and $2.2 million for the year ended December 31, 2022 and the effective interest rate was approximately 13.6%.

In connection with the closing of the divestment of DSUVIA to Alora, on April 3, 2023, the Company paid Oxford the remaining amount due of approximately $3.4 million including accrued interest and fees under the Loan, and the Loan Agreement was terminated with no further obligations by either party.

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 8,833 shares of the Company’s common stock with a per share exercise price of $56.60, or the Warrants. The Warrants have been classified within stockholders’ equity and accounted for as a discount to the loan by allocating the gross proceeds on a relative fair value basis. For further discussion, see Note 10, “Warrants”.

7. Liability Related to Sale of Future Royalties

On September 18, 2015, the Company entered into the Zalviso Royalty Monetization with PDL for which it received gross proceeds of $65.0 million. Under the Zalviso Royalty Monetization, PDL was to receive 75% of the European royalties under the Amended License Agreement with Grünenthal, as well as 80% of the first four commercial milestones worth $35.6 million (or 80% of $44.5 million), up to a capped amount of $195.0 million over the life of the arrangement.

The Company periodically assessed the expected royalty and milestone payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments were greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company prospectively adjusted the amortization of the liability and the effective interest rate. Grünenthal notified the Company that it was terminating the Amended License Agreement effective November 13, 2020. On August 31, 2020, PDL sold its royalty interest for Zalviso to SWK Funding, LLC, or SWK, under the Zalviso Royalty Monetization. The terms of the Grünenthal Agreements were extended to May 12, 2021 to enable Grünenthal to sell down its Zalviso inventory. The rights to market and sell Zalviso in Europe reverted back to the Company on May 12, 2021.

On May 31, 2022, the Company entered into a Termination Agreement with SWK to fully terminate the Zalviso Royalty Monetization for which the Company paid cash consideration of $0.1 million, and neither PDL nor SWK retains any further interest in the Zalviso Royalty Monetization. Accordingly, effective May 31, 2022, the Zalviso Royalty Monetization is no longer reflected on the Company’s consolidated financial statements or other records as a sale of assets to PDL or SWK and all security interests and other liens of every type held by the parties to the Zalviso Royalty Monetization have been terminated and automatically released without further action by any party. The $84.1 million gain on extinguishment of the liability related to the sale of future royalties is recognized in the consolidated statements of operations as other income.

The effective interest income rate for the year ended December 31, 2022 was approximately 3.2%.

The following table shows the activity within the liability account during the year ended December 31, 2022 (in thousands):

	Year ended December 31, 2022	Period from inception to December 31, 2022
Liability related to sale of future royalties — beginning balance	$85,288	$—
Proceeds from sale of future royalties	—	61,184
Non-cash royalty revenue	—	(1,083)
Non-cash interest (income) expense recognized	(1,136)	24,051
Consideration paid for termination of Royalty Monetization	(100)	(100)
Gain on extinguishment of liability related to sale of future royalties	(84,052)	(84,052)
Liability related to sale of future royalties as of December 31, 2022	$—	$—

8. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 1, 2022, the Court held oral hearings on the Company’s motion to dismiss the amended complaint with prejudice that was filed on July 21, 2022. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022 the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. On September 5, 2023, the plaintiffs filed a third amended complaint. Defendants’ motion to dismiss the third amended complaint is fully briefed and a hearing is scheduled for April 4, 2024.

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

On February 16, 2024, another purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware. The complaint names nine of the Company’s officers and directors and asserts the same claims as those in the previously filed derivative actions. The Company has not yet been served.

Please see “Part I., Item 1A. Risk Factors—Risks of a General Nature—Litigation may substantially increase our costs and harm our business.”

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

Termination Agreement and Mutual Release Between the Company and Catalent

On March 12, 2023, the Company and Catalent Pharma Solutions, LCC, or Catalent, entered into a termination agreement and mutual release, or the Termination Agreement, to terminate the Site Readiness Agreement with an effective date of August 15, 2019 and as amended on September 24, 2020, the SRA Agreement, and the commercial supply agreement with an effective date of March 31, 2021, the CSA Agreement. Pursuant to the Termination Agreement, as of the date on which the Company has removed and transported certain equipment from Catalent’s site, the SRA Agreement and the CSA Agreement will terminate except with respect to certain specified provisions of such agreements.

9. Stockholders’ Equity

The Company is authorized to issue two classes of stock to be designated, respectively, as “Common Stock” and “Preferred Stock.” The total number of shares which the Company is authorized to issue is 210,000,000 shares, and includes 200,000,000 shares of Common Stock, each having a par value of $0.001, and 10,000,000 shares of Preferred Stock, each having a par value of $0.001. Each outstanding share of Common Stock entitles the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote. The rights, preferences and privileges of the holders of Common Stock are subject to and may be adversely affected by the rights of the holders of shares of any series of Preferred Stock that we may designate in the future. As of December 31, 2023, there are no shares of Preferred Stock issued and outstanding.

Subject to the preferences that may be applicable to any outstanding shares of Preferred Stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. No dividends have been declared to date.

Preferred Stock

On August 3, 2022, the Company entered into a securities purchase agreement with LPC, or the Purchaser, pursuant to which the Company issued, in a private placement transaction, 3,000 shares of Series A Redeemable Convertible Preferred Stock, par value $0.001 per share, with $100 per share stated value, together with a warrant to purchase up to an aggregate of 81,150 shares of common stock at an exercise price of $4.07 per share, for $0.3 million (see Note 10, “Warrants”). The transaction price of $0.3 million was allocated to the Series A Redeemable Convertible Preferred Stock and warrants based on their relative fair values. The Series A Redeemable Convertible Preferred Stock was initially recorded at $0.1 million separately from stockholders’ equity in the Company’s consolidated balance sheets due to the shares being redeemable based on contingent events outside of the Company’s control.

The Series A Redeemable Convertible Preferred Stock was convertible, at the option of the holders, into shares of common stock at a conversion price of approximately $3.70 per share, subject to adjustment and beneficial ownership limitations set forth in the Certificate of Designation. The Company had the option to redeem the Series A Redeemable Convertible Preferred Stock for cash at 105% of the Stated Value on the date of and for 15 days following the Reverse Stock Split, subject to the Purchaser’s right to convert the shares prior to such redemption. The Purchaser had the right to require the Company to redeem the shares of Series A Redeemable Convertible Preferred Stock for cash at 110% of the Stated Value of such shares commencing after the Company’s right to redeem expired. The Series A Redeemable Convertible Preferred Stock was required to redeemed for cash at 110% of the Stated Value upon a delisting event. As a result, the Series A Redeemable Convertible Preferred Stock was recorded separately from stockholders’ equity because it was redeemable upon the occurrence of redemption events that were considered not solely withing the Company’s control. As such, during the year ended December 31, 2022, the Company recognized approximately $0.2 million in deemed dividends related to the Series A Redeemable Convertible Preferred Stock in the consolidated statements of operations and the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity.

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

Common Stock

July 2023 Private Placement

On July 17, 2023, the Company entered into a securities purchase agreement, or the Purchase Agreement, with several institutional investors, or the Purchasers, relating to the issuance and sale to the Purchasers in a private placement of 5,340,591 shares of common stock, par value $0.001 per share, pre-funded warrants to purchase up to an aggregate of 2,012,356 shares of common stock at an exercise price of $0.001 per share, or the July 2023 Pre-Funded Warrants; July 2023 Series A common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share; and July 2023 Series B common stock warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share. See Note 10, “Warrants” for additional information regarding the July 2023 Pre-Funded Warrants, and July 2023 Series A and Series B common stock warrants. The private placement closed on July 20, 2023.

The combined offering price was $1.36 per share of common stock and accompanying July 2023 Series A common stock warrant and July 2023 Series B common stock warrant, or in the case of July 2023 Pre-Funded Warrants, $1.359 per pre-funded warrant and accompanying July 2023 Series A common stock warrant and July 2023 Series B common stock warrant (which is the purchase price per share of common stock and accompanying warrants less $0.001). The aggregate gross proceeds to the Company from the private placement were approximately $10.0 million, before deducting placement agent fees and other expenses payable by the Company of approximately $1.1 million, and excluding the proceeds, if any, from the exercise of the July 2023 Pre-Funded Warrants and July 2023 Series A and July 2023 Series B common stock warrants issued in the private placement. The potential gross proceeds from the July 2023 Series A common stock warrants and July 2023 Series B common stock warrants, if fully exercised for cash, is approximately $16.3 million.

In May 2023, the Company engaged H.C. Wainwright & Co., LLC to act as placement agent in the private placement. As compensation, the Company paid the placement agent a cash fee equal to 5.25% of the aggregate gross proceeds generated from the private placement and reimbursed certain expenses of the placement agent in connection with the private placement totaling $0.1 million. The placement agent will be entitled to an additional one-time payment of $200,000 upon the exercise of the July 2023 Series A and Series B common stock warrants resulting in cumulative aggregate gross proceeds to the Company of at least $9.5 million in cash. As of December 31, 2023, none of the July 2023 Series A or Series B common stock warrants were exercised. In addition, the Company issued to the placement agent fully vested July 2023 Series A common stock warrants, or placement agent July 2023 Series A common stock warrants, to purchase 183,824 shares of common stock and fully vested July 2023 Series B common stock warrants, or placement agent July 2023 Series B common stock warrants, to purchase 183,823 shares of common stock. See Note 10, “Warrants” for additional information regarding the placement agent July 2023 Series A and Series B common stock warrants.

December 2022 Registered Direct Offering

On December 29, 2022, the Company completed the December 2022 Financing in which it issued (i) 748,744 shares of its common stock, par value $0.001 per share, (ii) the December 2022 Pre-Funded Warrants to purchase 2,632,898 shares of common stock, and (iii) the December 2022 Common Stock Warrants, which accompany the common stock and December 2022 Pre-Funded Warrants, to purchase an aggregate of 4,227,052 shares of common stock (see Note 10, “Warrants”). The shares of common stock and accompanying December 2022 Warrants were sold at a combined offering price of $2.22625 per share and accompanying common warrant, and the December 2022 Pre-Funded Warrants and accompanying December 2022 Common Stock Warrants were sold at a combined offering price of $2.22615 per December 2022 Pre-Funded Warrant and accompanying December 2022 Common Stock Warrant. The December 2022 Financing resulted in aggregate gross proceeds of $7.5 million, before $1.7 million of transaction costs, $0.8 million of which were non-cash issuance costs, excluding the proceeds, if any, from the exercise of the December 2022 Pre-Funded Warrants and the December 2022 Common Stock Warrants. The common stock was allocated $0.1 million of the gross proceeds received based on its relative fair value to the other instruments issued (see Note 10, “Warrants”).

January 2024 Private Placement

On January 17, 2024, the Company entered into a private placement with certain institutional investors for aggregate gross proceeds of $6.0 million upfront, an additional $10.0 million committed upon the announcement of positive clinical trial results for the Company’s NEPHRO study of Niyad, and an additional $2.0 million if Talphera stock trades above a specified price following the NEPHRO registration trial announcement, before deducting offering expenses payable by us (see Note 16, “Subsequent Events” below for additional information).

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

The Company issued and sold 124,330 shares of common stock pursuant to the ATM Agreement and received net proceeds of $0.5 million, after deducting fees and expenses, during the year ended December 31, 2022. No shares were sold under the ATM Agreement in the year ended December 31, 2023.

As of December 31, 2023, the Company had the ability to offer and sell shares of the Company’s common stock having an aggregate offering price of up to $35.6 million under the ATM Agreement. The Company’s ability to sell shares under the ATM Agreement will be limited until the Company is no longer subject to the SEC’s “baby shelf” limitations.

Stock Plans

2011 Equity Incentive Plan

In January 2011, the Board of Directors adopted, and the Company’s stockholders approved, the 2011 Equity Incentive Plan, or 2011 EIP. The initial aggregate number of shares of the Company’s common stock that were issuable pursuant to stock awards under the 2011 EIP was approximately 93,750 shares. The number of shares of common stock reserved for issuance under the 2011 EIP automatically increased on January 1 of each year, starting on January 1, 2012 and continuing through January 1, 2020, by 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares of common stock as determined by the Board of Directors.

As of June 16, 2020, no more awards may be granted under the 2011 Equity Incentive Plan, or the 2011 EIP, although all outstanding stock options and other stock awards previously granted under the 2011 EIP will continue to remain subject to the terms of the 2011 EIP.

Amended 2020 Equity Incentive Plan

On June 16, 2020, at the 2020 Annual Meeting of Stockholders of the Company, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Company’s 2020 Equity Incentive Plan, or the 2020 EIP.

The initial aggregate number of shares of the Company’s common stock issuable pursuant to stock awards under the 2020 EIP was 275,000 shares. In addition, the share reserve will be increased by the number of returning shares, if any, as such shares become available from time to time under the 2011 EIP, for an additional number of shares not to exceed 744,608 shares. The term of any option granted under the 2020 EIP is determined on the date of grant but shall not be longer than 10 years. The Company issues new shares for settlement of vested restricted stock units and exercises of stock options. The Company does not have a policy of purchasing its shares relating to its stock-based programs.

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

Amended and Restated 2011 Employee Stock Purchase Plan

Additionally, on June 16, 2020, the Company’s stockholders, upon the recommendation of the Company’s Board of Directors, approved the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, which increased the aggregate number of shares of the Company’s common stock reserved for issuance under the 2011 Employee Stock Purchase Plan, or ESPP, to 245,000 shares, subject to adjustment for certain changes in the Company’s capitalization, and removed the “evergreen” provision from the ESPP.

In the year ended December 31, 2023, there were 42,209 shares issued under the Amended ESPP. The weighted average fair value of shares issued under the Amended ESPP in 2023 and 2022 was $1.08 and $6.82 per share, respectively. As of December 31, 2023, there were 169,667 shares available for future grant under the Amended ESPP.

10. Warrants

The activity related to warrants during the years ended December 31, 2023 and 2022, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at December 31, 2021	883,833	$5.15
Granted	6,941,100	$1.27
Outstanding at December 31, 2022	7,824,933	$1.71
Granted	17,085,897	$0.99
Exercised	(3,228,781)	$(0.0003)
Outstanding at December 31, 2023	21,682,049	$1.40
Exercisable at December 31, 2023	21,682,049	$1.40

At December 31, 2023, the range of exercise prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding		Warrants Exercisable
Warrant Exercise Price	Number of Warrants	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$0.001	1,416,473	Unlimited	1,416,473	$0.001
$1.11	14,787,044	4.62	14,787,044	$1.11
$1.70	367,647	4.62	367,647	$1.70
$2.07	4,977,052	5.07	4,977,052	$2.07
$20.00	125,000	2.92	125,000	$20.00
$56.60	8,833	5.49	8,833	$56.60
Total	21,682,049	5.06	21,682,049	$1.40

July 2023 Private Placement Warrants

On July 20, 2023, the Company issued pre-funded warrants to purchase up to an aggregate of 2,012,356 shares of common stock at an exercise price of $0.001 per share, or the July 2023 Pre-Funded Warrants, the July 2023 Series A Common Stock Warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share, and the July 2023 Series B Common Stock Warrants to purchase up to an aggregate of 7,352,947 shares of common stock at an exercise price of $1.11 per share.

The July 2023 Pre-Funded Warrants were exercisable immediately following the closing date of the July 2023 Private Placement, or July 20, 2023, and have an unlimited term and an exercise price of $0.001 per share.

The July 2023 Series A and Series B common stock warrants were exercisable immediately following the closing date of July 20, 2023 and have a five-year term, unless certain milestone events are met which accelerate the expiration date to 45 days following such announcement. The July 2023 Series A and Series B Common Stock Warrants also include certain rights upon “fundamental transactions” as described in such warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction in the amount of the Black Scholes value (as described in such warrants) of the unexercised portion of the applicable warrants on the date of the consummation of such fundamental transaction.

The Company evaluated the July 2023 Pre-Funded Warrants, and the July 2023 Series A and Series B Common Stock Warrants under ASC 815-40 and determined that they did not require liability classification and met the requirements for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. Accordingly, the proceeds were allocated between common stock and the 2023 Pre-Funded Warrants, Series A and Series B common stock warrants at their respective relative fair value basis to stockholders’ equity and as a component of additional paid-in capital on the consolidated balance sheets. The fair value of the July 2023 Series A and Series B Common Stock Warrants was determined using a Black-Scholes option pricing model and the common stock based on the closing date share price and were recorded in additional paid-in capital within stockholders' equity on the consolidated balance sheets.

The placement agent July 2023 Series A and Series B Common Stock Warrants have the same terms as the July 2023 Series A and Series B Common Stock Warrants to be issued to the purchasers, except such warrants do not have a Black Scholes provision in the event of a fundamental transaction and the exercise price of such warrants is $1.70 per share, which is 125% of the combined offering price per share. The Company concluded that the placement agent July 2023 Series A and Series B Common Stock Warrants are freestanding equity-linked derivative instruments that met the criteria for equity classification. The placement agent July 2023 Series A and Series B Common Stock Warrants were valued at approximately $0.3 million, using the Black-Scholes option pricing model as follows: exercise price of $1.70 per share, stock price of $1.07 per share, expected life of 5 years, volatility of 94.3%, a risk-free rate of 4.08% and 0% expected dividend yield.

As of December 31, 2023, all of the July 2023 Series A and Series B Common Stock Warrants and the placement agent July 2023 Series A and Series B Common Stock Warrants had not been exercised and were still outstanding, while 595,883 of the July 2023 Pre-Funded Warrants were exercised in the year ended December 31, 2023 and 1,416,473 remained outstanding as of December 31, 2023.

On January 17, 2024, certain of these July 2023 Series A and Series B Common Stock Warrants were amended to reduce the exercise price to $0.77 per share in connection with the January 2024 Private Placement (see Note 16, “Subsequent Events” below for additional information).

December 2022 Registered Direct Offering Warrants

On December 29, 2022, the Company issued pre-funded warrants to purchase 2,632,898 shares of common stock, or the December 2022 Pre-Funded Warrants, and common warrants to purchase an aggregate of 4,227,052 shares of common stock, or the December 2022 Common Stock Warrants.

The December 2022 Pre-Funded Warrants were exercisable immediately following the closing date of the December 2022 Registered Direct Offering, or December 29, 2022, had an unlimited term and an exercise price of $0.0001 per share.

The December 2022 Common Stock Warrants were exercisable following the six-month anniversary of the closing date of December 29, 2022, have a six-year term and an exercise price of $2.07 per share. The 2022 Warrants included full ratchet anti-dilutive adjustment rights in the event the Company issued shares of common stock or common stock equivalents in the future with a value less than the then effective exercise price of such common warrants subject to certain customary exceptions, and further subject to a minimum exercise price of $1.00 per share. On April 25, 2023, the December 2022 Common Stock Warrants were amended to remove these full ratchet anti-dilutive adjustment rights.

In the event of certain fundamental transactions involving the Company, the holder of the December 2022 Common Stock Warrants may require the Company to make a payment based on a Black-Scholes valuation, using specified inputs. The December 2022 Pre-Funded Warrants did not provide similar rights to the Purchaser. Therefore, the Company accounted for the December 2022 Common Stock Warrants as a liability, while the December 2022 Pre-Funded Warrants met the permanent equity criteria classification. The December 2022 Pre-Funded Warrants were classified as a component of permanent equity, or APIC, because they were freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, the December 2022 Pre-Funded Warrants did not provide any guarantee of value or return. The December 2022 Common Stock Warrants were valued upon issuance at approximately $7.1 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $2.13 per share, expected life of 6 years, volatility of 95.44%, a risk-free rate of 3.93% and 0% expected dividend yield. Accordingly, the Company allocated the fair value of $7.1 million of the gross proceeds received to Warrant liability on it consolidated balance sheets. The aggregate remaining gross proceeds of $0.4 million were allocated to the two remaining securities using the relative fair value method, resulting in the common stock and the December 2022 Pre-Funded Warrants being allocated values of $0.1 million and $0.3 million, respectively, and such amount being recorded to stockholders’ equity.

At December 31, 2023, the December 2022 Common Stock Warrants were valued at approximately $1.8 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.74 per share, expected life of 5 years, volatility of 94.05%, a risk-free rate of 3.84% and 0% expected dividend yield. See Note 2, “Investments and Fair Value Measurement” above.

As of December 31, 2023, none of the 4,227,052 December 2022 Common Stock Warrants had been exercised and were still outstanding, while the 2,632,898 December 2022 Pre-Funded Warrants were exercised in full in the year ended December 31, 2023.

August 2022 LPC Warrant

The August 2022 LPC Warrant had an original exercise price of $4.07 per share (subject to adjustment for stock splits, reverse stock splits and similar recapitalization events), became immediately exercisable and has a term ending on February 3, 2028. In addition, through August 3, 2023, if the Company issued or sold (or is deemed to have issued or sold) any common stock, convertible securities or options (as defined in the August 2022 LPC Warrant), for a consideration per share, or the New Issuance Price, less than a price equal to the exercise price in effect immediately prior to such issue or sale or deemed issuance or sale, each of the foregoing, a dilutive issuance, then immediately after such dilutive issuance, the exercise price then in effect for the August 2022 LPC Warrant shall be reduced to an amount equal to the New Issuance Price, or the Down Round Feature.

In December 2022, the Down Round Feature was triggered due to the price per share received from the issuance of common stock and warrants in connection with the December 2022 Financing. In July 2023, the Down Round Feature was again triggered due to the price per share received from the issuance of common stock and warrants in connection with the in connection with the July 2023 Private Placement. In each instance, the Company calculated the value of the effect of the Down Round Feature measured as the difference between the warrants’ fair value, using the Black-Scholes option-pricing model, before and after the Down Round Feature was triggered using the then current exercise price and the new exercise price. The difference in fair value of the effect of the Down Round Feature was immaterial in both instances and had no impact on net loss per share in the periods presented. This down round feature expired on August 3, 2023.

The August 2022 LPC Warrant was originally valued at approximately $0.3 million using the Black-Scholes option pricing model as follows: exercise price of $4.07 per share, stock price of $4.44 per share, expected life of 5.5 years, volatility of 89.94%, a risk-free rate of 2.86% and 0% expected dividend yield. The Series A Redeemable Convertible Preferred Stock and the August 2022 LPC Warrant were issued in a unit structure with the August 2022 LPC Warrant eligible to be classified in stockholders’ equity, therefore the aggregate net proceeds of $0.2 million were allocated to the two securities using the relative fair value method, resulting in the Series A Redeemable Convertible Preferred Stock and the August 2022 LPC Warrant being allocated values of $0.1 million and $0.1 million, respectively, and recorded to stockholders’ equity.

As of December 31, 2023, the August 2022 LPC Warrant had not been exercised and was still outstanding.

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

The November 2021 Financing Warrants had an original exercise price of $20.00 per share and became exercisable, if the holder’s post-exercise beneficial ownership is less than or equal to 9.99%, 6 months after their issuance date and had a five-year term through November 15, 2026.

The November 2021 Financing warrants were valued at approximately $8.6 million using the Black-Scholes option pricing model as follows: exercise price of $20.00 per share, stock price of $14.92 per share, expected life of five years, volatility of 91.77%, a risk-free rate of 1.26% and 0% expected dividend yield. The common stock and warrants were issued in a unit structure; therefore, in accordance with ASC Topic 815, the aggregate gross proceeds of $14.0 million were allocated to the two securities using the relative fair value method, resulting in the common stock and warrants being allocated values of $8.4 million and $5.6 million, respectively, and recorded to stockholders’ equity.

Upon the closing of the December 2022 Financing, 750,000 of the 875,000 November 2021 Financing Warrants were modified, to reduce the exercise price of the warrants from $20.00 per share to $2.07 per share and to extend the expiration date to December 29, 2028. The modification of these November 2021 Financing Warrants lowered the exercise price to the price per share in the December 2022 Financing. These November 2021 Financing Warrants remained a freestanding equity-classified instrument following the modification. The Company concluded that the modification of these November 2021 Financing Warrants provided more favorable terms to the Purchaser with the purpose of inducing the Purchaser to complete the December 2022 Financing. Pursuant to ASU 2021-04, the Company remeasured the fair value of the November 2021 Financing Warrants as of the modification date based on the modified terms and recorded the increase in fair value of $0.8 million as equity issuance costs, $0.7 million of which was allocated to selling, general and administrative expenses and $0.1 million of which was allocated to additional paid in capital, based on the relative fair values of the 2022 Warrants, classified as liabilities, and the Common Stock and Pre-funded Warrants, classified in equity, respectively. The fair value assumptions related to the modification of these 750,000 November 2021 Financing Warrants as of December 29, 2022 were as follows: exercise price of $2.07 per share, stock price of $2.13 per share, expected life of six years, volatility of 95.44%, a risk-free rate of 3.93% and 0% expected dividend yield.

The remaining warrants issued in the November 17, 2021 registered direct offering for 125,000 shares of the Company’s common stock are currently exercisable at a price of $20.00 per share and expire on November 15, 2026.

As of December 31, 2023, all of the November 2021 Financing Warrants had not been exercised and were still outstanding.

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

As of December 31, 2023, Loan Agreement Warrants to purchase 8,833 shares of common stock issued to the Lender and its affiliates had not been exercised and were still outstanding. These warrants expire in May 2029.

January 2024 Private Placement

On January 17, 2024, the Company entered into a private placement with certain institutional investors for aggregate gross proceeds of $6.0 million upfront an additional $10.0 million committed upon the announcement of positive clinical trial results for the Company’s NEPHRO study of Niyad, and an additional $2.0 million if Talphera stock trades above a specified price following the NEPHRO registration trial announcement, before deducting offering expenses payable by us (see Note 16, “Subsequent Events” below for additional information).

11. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the Amended ESPP as follows (in thousands):

	December 31, 2023	December 31, 2022
Research and development	$498	$570
Selling, general and administrative	1,212	2,069
Discontinued operations	19	250
Total	$1,729	$2,889

The following table summarizes restricted stock unit activity under the Company’s Equity Incentive Plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2022	88,711	$34.16
Granted	58,502	7.75
Vested	(44,744)	35.46
Forfeited	(19,691)	25.00
Restricted stock units outstanding, December 31, 2022	82,778	$16.97
Granted	48,158	1.67
Vested	(40,356)	19.28
Forfeited	(4,348)	12.56
Restricted stock units outstanding, December 31, 2023	86,232	$7.57

The following table summarizes stock option activity under the Company’s Equity Incentive Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
December 31, 2022	725,623	$52.98
Granted	288,929	1.67
Forfeited	(14,673)	9.72
Expired	(106,558)	83.88
Exercised	—	—
December 31, 2023	893,321	$33.41	6.3	$1
Vested and exercisable options—December 31, 2023	488,725	$53.69	4.3	$—
Vested and expected to vest—December 31, 2023	893,321	$33.41	6.3	$1

As of December 31, 2023, there were 1,631,319 shares available for future grant under the 2020 EIP.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2023 is summarized below:

			Options Outstanding			Options Vested and Exercisable
Exercise Prices			Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$0.684	-	$1.76	281,505	9.2	$1.67	—	$—
$4.62	-	$6.93	15,350	8.5	$5.21	12,818	$4.93
$8.03	-	$12.045	86,817	8.1	$8.08	40,123	$8.09
$14.40	-	$21.60	14,633	5.9	$16.55	13,418	$16.61
$22.40	-	$33.60	11,700	7.1	$28.62	11,386	$28.68
$34,40	-	$51.60	280,662	5.4	$41.01	208,326	$42.23
$57.40	-	$86.10	169,213	2.7	$64.86	169,213	$64.86
$94.60	-	$141.90	17,371	1.0	$127.59	17,371	$127.59
$204.40	-	$306.60	16,070	0.2	$206.24	16,070	$206.24
			893,321	6.3	$33.41	488,725	$53.69

The weighted average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $1.32 and $5.80 per share, respectively. As of December 31, 2023, total stock-based compensation expense related to unvested options to be recognized in future periods was $0.9 million which is expected to be recognized over a weighted-average period of 2.1 years. The grant date fair value of options vested during the years ended December 31, 2023 and 2022 was $0.9 million and $1.7 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0 and $0, respectively.

The Company has granted performance-based stock options to certain of its executive officers, which are included in the stock option tables and associated disclosures above. The Company uses the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term. The performance-based stock options are eligible to vest subject to the satisfaction of the service-based vesting requirements and attainment of share price target goals, a market-based condition. No performance-based stock options vested during the years ended December 31, 2023 and 2022.

The Company used the following assumptions to calculate the fair value of each time-based stock option:

	Year Ended December 31,
	2023			2022
Expected term (in years)		6.3			6.3
Risk-free interest rate	3.9%	-	4.6%	1.6%	-	3.0%
Expected volatility		94%			88%
Expected dividend rate		0%			0%

12. Net Income (Loss) per Share of Common Stock

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

The July 2023 Series A and Series B Common Stock Warrants, the placement agent July 2023 Series A and Series B Common Stock Warrants, the December 2022 Common Stock Warrants, the Series A Redeemable Convertible Preferred Stock and the November 2021 Financing Warrants are all participating securities which, by definition, entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares; however, there is no contractual obligation on the part of the warrantholders to participate in the Company’s losses.

Given that the Company’s participating securities do not have a contractual obligation to share in the Company’s losses, net loss for the year ended December 31, 2023 was attributed entirely to common stockholders. For the year ended December 31, 2022, the Company presented diluted EPS using the two-class method as it was more dilutive. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the Company’s July 2023 and December 2022 Pre-Funded Warrants issued with a de minimis exercise price of $0.001 and $0.0001 per share, respectively, are considered outstanding common shares which are included in the calculation of basic and diluted net income (loss) per share in all circumstances.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share of common stock during the years ended December 31, 2023 and 2022 (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2023	2022
	(in thousands, except share and per share amounts)
Basic net income (loss) per common share:
Net income (loss) from continuing operations	$(10,287)	$59,125
Less: deemed dividends related to Series A Redeemable Convertible Preferred Stock	—	(186)
Less: income allocated to participating securities	—	(5,240)
Net income (loss) from continuing operations attributable to common shareholders, basic	(10,287)	53,699
Net loss from discontinued operations attributable to common shareholders, basic	(8,110)	(11,370)
Net income (loss) attributable to common shareholders, basic	$(18,397)	$42,329
Weighted average shares outstanding — basic	14,263,744	7,385,348
Income (loss) from continuing operations, basic	$(0.72)	$7.27
Loss from discontinued operations, basic	$(0.57)	$(1.54)
Net income (loss) per share, basic	$(1.29)	$5.73
Diluted net income (loss) per common share:
Net income (loss) from continuing operations	$(10,287)	$59,125
Less: deemed dividends related to Series A Redeemable Convertible Preferred Stock	—	(186)
Less: income allocated to participating securities	—	(5,227)
Net income (loss) from continuing operations attributable to common shareholders, diluted	(10,287)	$53,712
Net loss from discontinued operations attributable to common shareholders, diluted	(8,110)	$(11,370)
Net income (loss) attributable to common shareholders, diluted	$(18,397)	$42,342
Weighted average shares outstanding — basic	14,263,744	7,385,348
Dilutive effect of warrants	—	20,285
Dilutive effect of RSUs	—	1,353
Weighted average shares outstanding — diluted	14,263,744	7,406,986
Income (loss) from continuing operations, diluted	$(0.72)	$7.25
Loss from discontinued operations, diluted	$(0.57)	$(1.53)
Net income (loss) per share, diluted	$(1.29)	$5.72

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022
ESPP, RSUs and stock options to purchase common stock	979,553	815,710
Common stock warrants	20,265,576	133,833

13. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and employee benefits	$2,005	$1,732
Accrued professional services	121	456
Other accrued liabilities	319	343
Total accrued liabilities	$2,445	$2,531

14. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a matching contribution of up to 4% of the related compensation. Under the vesting schedule, employees have ownership in the matching employer contributions based on the number of years of vesting service completed. Company contributions were $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

15. Income Taxes

The Company recorded a provision for income taxes of $0 thousand and $13 thousand for the years ended December 31, 2023 and 2022, respectively.

Net deferred tax assets as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Accruals and other	$1,717	$3,790
Research credits	7,839	7,392
Net operating loss carryforward	88,839	84,325
Section 59(e) R&D expenditures	1,937	3,496
Section 174 R&D expenditures	1,651	981
Total deferred tax assets	101,983	99,984
Deferred tax liabilities:
IP from Acquisition	(1,874)	(2,052)
Total deferred tax liabilities	(1,874)	(2,052)
Valuation allowance	(100,109)	(97,932)
Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Tax at statutory federal rate	$(3,862)	$10,031
State tax—net of federal benefit	2,495	823
Acquired assets	—	1,728
Stock options	738	611
Other	(431)	355
Change in valuation allowance	2,177	(13,520)
Revaluation of Put Option Liability	(1,117)	(15)

Provision for income taxes	$—	$13

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.2 million and decreased by $13.5 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had federal net operating loss carryforwards of $377.7 million, of which $114.9 million federal net operating losses generated before January 1, 2018 will begin to expire in 2029. Federal net operating losses of $262.8 million generated from 2018 to 2023 will carryforward indefinitely but are subject to the 80% taxable income limitation. As of December 31, 2023, the Company had state net operating loss carryforwards of $137.4 million, which begin to expire in 2028.

As of December 31, 2023, the Company had federal research credit carryovers of $7.0 million, which begin to expire in 2026. As of December 31, 2023, the Company had state research credit carryovers of $4.4 million, which will carryforward indefinitely.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Unrecognized benefit—beginning of period	$2,678	$2,635
Gross increases—prior period tax positions	—	—
Gross increases—current period tax positions	157	43
Unrecognized benefit—end of period	$2,835	$2,678

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

There were no accrued interest or penalties related to unrecognized tax benefits in the years ended December 31, 2023 and 2022. The Company files income tax returns in the United States, California, and other states. The tax years 2005 through 2014, and 2016 through 2023, remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in U.S. federal, state or foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

In March 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded net operating loss carryback periods, increases to interest deductibility limitations, and accelerated alternative minimum tax refunds. The Company has evaluated these items and determined that the items do not have a material effect on the Company's financial statements as of December 31, 2022 or 2023. Additionally, the CARES Act enacted the Employee Retention Credit, or ERC, to incentivize companies to retain employees, which was subsequently modified by extension of the CARES Act. Under the provisions of the CARES Act and its subsequent extension, the Company was eligible for ERCs, subject to certain criteria. Accordingly, the Company recorded a reduction in payroll taxes related to ERCs claimed for $1.4 million in the year ended December 31, 2021. These credits were recorded in the consolidated statements of operations as an offset to the related payroll expenses in the respective operating costs and expenses line item and are disclosed within prepaid expenses and other current assets on the Company’s consolidated balance sheets at December 31, 2023.

16. Subsequent Events

Purchase Agreement with XOMA

On January 12, 2024, the Company and XOMA (US) LLC, or XOMA, entered into a Payment Interest Purchase Agreement, or the Purchase Agreement, for the sale by the Company to XOMA, in exchange for $8.0 million, of the Company’s right, title and interest in and to certain amounts payable to the Company, or collectively, the Purchased Receivables, pursuant to the DSUVIA Agreement in respect of net sales of the Product, excluding sales of the Product by Aguettant.

The Purchased Receivables include:

(i) 100% of certain royalty payments based on net sales of the Product and potential sales-based milestone payments of up to $116.5 million in respect of net sales of the Product, in each case made on and after January 1, 2024 and excluding sales of the Product by Aguettant, and of certain associated license and acquisition payments relating to the Product, until XOMA has received a certain minimum amount of payments in respect of the foregoing, or the XOMA Threshold, or the Stepdown Date; and

(ii) following the Stepdown Date, (A) 100% of royalty payments based on net sales of the Product other than net sales to the United States Department of Defense, or DoD and (B) 50% of each of the following: (a) payments based on net sales of the Product to the DoD, (b) potential sales-based milestone payments in respect of net sales of the Product and (c) certain associated license and acquisition payments relating to the Product.

The Company has retained its right, title and interest in and to, following the Stepdown Date, 50% of each of the following: (a) payments based on net sales of the Product to the DoD, (b) potential sales-based milestone payments in respect of net sales of the Product and (c) of certain associated license and acquisition payments relating to the Product.

The Purchase Agreement contains customary representations, warranties and agreements by the Company and XOMA, indemnification obligations of the parties and other obligations of the parties.

Securities Purchase Agreements

On January 17, 2024, the Company entered into Securities Purchase Agreements, or the Securities Purchase Agreements, with certain institutional investors, or the Purchasers, relating to the issuance and sale of pre-funded warrants to the Purchasers in a two-tranche private placement, or the Private Placement, to purchase shares of the Company’s common stock, par value $0.001 per share, or the Common Stock, at a purchase price of $0.769 per share and an exercise price of $0.001 per share, or the Pre-Funded Warrants. The Pre-Funded Warrants are exercisable immediately following each closing date of the Private Placement and have an unlimited term.

The terms of the Private Placement include:

(i)

the first tranche of the Private Placement, which closed on January 22, 2024, resulted in the aggregate gross proceeds to the Company of approximately $6.0 million excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants issued in such tranche.

(ii)

the second tranche of the Private Placement, which is a conditional purchase by the Purchasers subject to either (a) the satisfaction or waiver of achieving a pivotal trial milestone event, or the Pivotal Trial Milestone, or (b) the satisfaction or waiver of the volume-weighted average price of the Common Stock for each of the immediately subsequent five (5) trading days following the Company’s announcement of its pivotal trial data being at least $0.92 per share, or the Price Milestone, which will result in additional aggregate gross proceeds to the Company of approximately $10.0 million with respect to the Pivotal Trial Milestone and $2.0 million with respect to the Price Milestone, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants issued in such closing.

In the first tranche of the Private Placement, the Company issued Pre-Funded Warrants to purchase up to 7,792,208 shares of Common Stock. In the second tranche of the Private Placement, the Company is expected to issue (i) in connection with achieving the Pivotal Trial Milestone, Pre-Funded Warrants to purchase up to 12,987,013 shares of Common Stock, and (ii) in connection with achieving the Price Milestone, Pre-Funded Warrants to purchase up to 2,597,402 shares of Common Stock.

Any of the conditions in the second tranche can be waived by each Purchaser.

The Securities Purchase Agreements contain customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties.

Registration Rights Agreement

In connection with the Private Placement, the Company entered into a registration rights agreement, dated January 17, 2024, with the Purchasers, or the Registration Rights Agreement, pursuant to which the Company has agreed to file one or more registration statements under the Securities Act of 1933, as amended, or the Securities Act with the Securities and Exchange Commission, or the SEC, covering the resale of the shares of Common Stock underlying the Pre-Funded Warrants no later than 15 days following the date of each applicable closing of the Private Placement, and to use reasonable best efforts to have the registration statements declared effective as promptly as practical thereafter, and in any event no later than 90 days following the applicable closing date in the event of a “full review” by the SEC.

Amendment of Prior Warrants

On July 20, 2023, in connection with a prior private placement, the Company issued to certain of the Purchasers (i) Series A common stock purchase warrants to purchase up to 3,676,473 shares of Common Stock and (ii) Series B common stock purchase warrants to purchase up to 3,676,473 shares of Common Stock, or the Prior Warrants. In connection with the current Private Placement, the Company and the Purchasers agreed to amend and restate, a portion of the outstanding Prior Warrants, representing (i) Series A common stock purchase warrants to purchase up to 2,941,178 shares of Common Stock and (ii) Series B common stock purchase warrants to purchase up to 2,941,178 shares of Common Stock, to reduce the exercise price thereunder to $0.77 per share.

F-41