Form 10-Q
period 2024-03-31
TALPHERA, INC.
filed 2024-05-14
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 001-35068

TALPHERA, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Gateway Drive, Suite 175

San Mateo, CA 94404

(650) 216-3500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered:

Common Stock, $0.001 par value	TLPH	The Nasdaq Global Market

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

As of May 7, 2024, the number of outstanding shares of the registrant’s common stock was 16,992,977.

TALPHERA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

Unless the context indicates otherwise, the terms “Talphera,” “we,” “us” and “our” refer to Talphera, Inc., and its consolidated subsidiary. “Niyad” and “Fedsyra” are trademarks, and “Zalviso” are registered trademarks, all owned by Talphera, Inc. This Quarterly Report also contains trademarks and trade names that are the property of their respective owners.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Form 10-Q, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-Q are contained principally under “Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Other Information - Item 1A. Risk Factors”. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•	our ability to obtain additional required financing and to continue as a going concern;

•	our ability to manage our operating costs and reduce our cash burn;

•	the accuracy of our estimates regarding the sufficiency of our cash resources, future revenues, expenses, and capital requirements;

•	our ability to maintain listing of our securities trading on the Nasdaq exchange;

•	the historical performance and high volatility in the market price of our common stock;

•	macroeconomic uncertainties, including inflationary pressures, domestic and global supply chain disruptions, labor shortages, significant volatility in global markets, and recession risks;

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

•

successfully establishing and maintaining commercial manufacturing and supply chain relationships with domestic and global third-party service providers, including single sources of supply for Niyad active pharmaceutical ingredients and finished goods located outside the U.S.;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Talphera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023(1)
Assets
Current Assets:
Cash and cash equivalents	$12,122	$5,721
Short-term investments	6,462	3,660
Prepaid expenses and other current assets	1,369	2,195
Total current assets	19,953	11,576
In-process research and development asset	8,819	8,819
Total assets	$28,772	$20,395
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,274	$1,336
Accrued and other liabilities	1,340	2,445
Liabilities of discontinued operations, current portion	730	731
Total current liabilities	3,344	4,512
Warrant liability	2,780	1,778
Liability related to the sale of future payments	6,314	—
Total liabilities	12,438	6,290
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 16,992,726 and 16,952,219 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	17	17
Additional paid-in capital	464,497	458,314
Accumulated deficit	(448,180)	(444,226)
Total stockholders’ equity	16,334	14,105
Total Liabilities and Stockholders’ Equity	$28,772	$20,395

(1)

The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Operating costs and expenses:
Research and development	$1,433	$1,047
Selling, general and administrative	2,804	4,281
Total operating costs and expenses	4,237	5,328
Loss from operations	(4,237)	(5,328)
Other income (expense), net:
Interest expense	—	(119)
Interest income and other income, net	220	200
Gain on sale of future payments	1,246	—
Change in fair value of warrant liability	(1,002)	5,311
Non-cash interest expense on liability related to sale of future payments	(181)	—
Total other income (expense), net	283	5,392
Net (loss) income from continuing operations	(3,954)	64
Net loss from discontinued operations– See Note 3	—	(8,216)
Net loss	$(3,954)	$(8,152)
Net (loss) income per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.16)	$0.00
Basic and diluted, discontinued operations	$0.00	$(0.75)
Basic and diluted loss per share	$(0.16)	$(0.75)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 10	24,721,964	10,893,954

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	16,952,519	$17	$458,314	$(444,226)	$14,105
Stock-based compensation	—	—	302	—	302
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	23,952	—	(17)	—	(17)
Net proceeds from issuance of pre-funded warrants in connection with equity financing	—	—	5,884	—	5,884
Issuance of common stock upon ESPP purchase	16,255	—	14	—	14
Net loss	—	—	—	(3,954)	(3,954)
Balance as of March 31, 2024	16,992,726	$17	$464,497	$(448,180)	$16,334

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	8,243,680	$8	$447,635	$(425,829)	$21,814
Stock-based compensation	—	—	569	—	569
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	21,700	—	(22)	—	(22)
Exercise of prefunded warrants	2,632,898	2	—	—	2
Issuance of common stock upon ESPP purchase	26,016	1	30	—	31
Net loss	—	—	—	(8,152)	(8,152)
Balance as of March 31, 2023	10,924,294	$11	$448,212	$(433,981)	$14,242

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,954)	$(8,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future payments	181	—
Depreciation and amortization	—	262
Non-cash interest expense related to debt financing	—	38
Stock-based compensation	302	569
Revaluation of warrant liability	1,002	(5,311)
Impairment of net assets held for sale	—	7,007
Impairment of fixed assets	—	1,065
Gain on termination of lease liabilities	—	(1,098)
Gain on extinguishment of debt liability	—	(400)
Other	(72)	(15)
Changes in operating assets and liabilities:
Inventories	—	61
Prepaid expenses and other assets	826	1,583
Accounts payable	(62)	100
Accrued liabilities	(1,106)	(960)
Operating lease liabilities	—	30
Deferred revenue	—	(29)
Net cash used in operating activities	(2,883)	(5,250)
Cash flows from investing activities:
Purchase of property and equipment	—	(100)
Purchase of investments	(4,230)	—
Proceeds from maturities of investments	1,500	500
Net cash (used in) provided by investing activities	(2,730)	400
Cash flows from financing activities:
Payment of long-term debt	—	(2,083)
Gross proceeds from sale of future payments	6,654	—
Issuance costs related to sale of future payments	(521)	—
Net proceeds from issuance of prefunded warrants	5,884	2
Net proceeds from issuance of common stock through equity plans	(3)	9
Net cash provided by (used in) financing activities	12,014	(2,072)
Net change in cash, cash equivalents and restricted cash	6,401	(6,922)
Cash, cash equivalents and restricted cash—Beginning of period	5,721	20,275
Cash, cash equivalents and restricted cash—End of period	$12,122	$13,353

NONCASH FINANCING ACTIVITIES:
Equity issuance costs from warrant modification	251	—

See notes to condensed consolidated financial statements.

Talphera, Inc.

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

On January 12, 2024, the Company and XOMA (US) LLC, or XOMA, entered into a Payment Interest Purchase Agreement, or the Purchase Agreement, for the sale by the Company to XOMA, in exchange for $8.0 million, of the Company’s right, title and interest in and to certain amounts payable to the Company, or collectively the Purchased Receivables, pursuant to the DSUVIA Agreement (as defined below) in respect of net sales of the Product (as defined below), excluding sales of DZUVEO by Laboratoire Aguettant, or Aguettant. See Note 4, “Sale of Future Payments” below for additional information.

On March 12, 2023, the Company entered into an Asset Purchase Agreement, or the DSUVIA Agreement, with Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, pursuant to which Alora agreed to acquire certain assets and assume certain liabilities of the Company relating to its sufentanil sublingual tablet product referred to as DSUVIA or DZUVEO, or any other single-dose pharmaceutical product for use in medically supervised settings containing a sublingual tablet that includes sufentanil as the sole active ingredient, as a 30 mcg tablet or other dosage form or strength as reasonably necessary for lifecycle management, or the Product. The closing of the DSUVIA Agreement occurred on April 3, 2023 (see Note 3, “Discontinued Operations” below).

On January 7, 2022, the Company acquired Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 4, “Asset Acquisition” to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K for additional information) and, as a result acquired the Niyad™ developmental product, a regional anticoagulant for the dialysis circuit during continuous renal replacement therapy for acute kidney injury patients in the hospital, that the Company plans to study under an investigational device exemption, or IDE, and which has received Breakthrough Device Designation status from the FDA. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities. The second intended indication for Niyad is as a regional anticoagulant for the dialysis circuit for chronic kidney disease patients undergoing intermittent hemodialysis in dialysis centers. In addition, the Company acquired LTX-608, a nafamostat formulation for direct IV infusion, that it intends to develop for the treatment of one or more of the following indications: ARDS, DIC, acute pancreatitis or as an anti-viral agent.

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Aguettant, pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States an ephedrine pre-filled syringe for injection, and (ii) a phenylephrine PFS for injection. Aguettant will supply the Company with the products for use in commercialization, if they are approved in the U.S. See Note 5, “In-License Agreement” to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K for additional information.

Liquidity and Going Concern

The condensed consolidated financial statements for the three months ended March 31, 2024 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC.

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

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year's presentation. In particular, other assets has been reclassified as prepaid expenses and other current assets in the condensed consolidated balance sheets, the portion of interest income and other income, net related to the revaluation of liability-classified warrants has been reclassified to change in fair value of warrants in the condensed consolidated statements of operations, and accounts receivable has been reclassified as prepaid expenses and other current assets and payment of employee tax obligations related to vesting of restricted stock units has been reclassified to net proceeds from issuance of common stock through equity plans in the condensed consolidated statement of cash flows.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes its most significant accounting estimates relate to fair value of warrants, impairment of long-lived assets, management’s assessment of going concern, revenue recognition, liability related to the sale of future payments and accrued clinical trial liabilities. Management evaluates its estimates on an ongoing basis including critical accounting policies. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2024, from those previously disclosed in its 2023 Annual Report on Form 10-K, except as follows:

Sale of Future Payments

On January 12, 2024, the Company entered into the Purchase Agreement with XOMA to monetize a portion of its future payments for commercial sales of DSUVIA and services performed by the Company to support sales of DSUVIA to the Department of Defense, or DoD, by Alora under the Marketing Agreement, and sales milestones under the DSUVIA Agreement. Refer to Note 4, “Sale of Future Payments” for further details on the Purchase Agreement.

The Company recorded approximately $6.1 million, net of $0.5 million in issuance costs, of the $8.0 million proceeds as a liability, as this portion of the proceeds represents a sale of future revenues under ASC 470 for which the Company has continuing involvement in the generation of cash flows. The Company recorded approximately $1.2 million, net of $0.2 million in issuance costs, of the $8.0 million proceeds as other income, as this portion of proceeds represents the sale of all of the Company’s interest in future payments related to commercial sales of DSUVIA for which the Company is no longer entitled to receive such payments and has no further continuing involvement. The Company utilized internal estimates to develop a cash flow model based on business assumptions to determine the allocation of the proceeds.

The liability related to the sale of future payments is recorded as debt and will be amortized under the effective interest rate method over the estimated life of the Purchase Agreement. The Company estimates the effective interest rate based on its estimate of total payments to be received by XOMA under the Purchase Agreement. The Company reassesses these estimates at each reporting date and adjusts the effective interest rate and amortization of the liability on a prospective basis, as necessary. The Company records the payments to XOMA as a reduction of the liability when paid. As such payments are made to XOMA, the balance of the liability will be effectively repaid over the life of the Purchase Agreement.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is evaluating the disclosure impact of ASU 2023-07; however, the adoption of ASU 2023-07 will not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09; however, the adoption of ASU 2023-09 will not have a material impact on the Company’s consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the condensed consolidated financial statements.

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

As of March 31, 2024, and December 31, 2023, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash, cash equivalents and restricted cash:
Cash	$585	$—	$—	$585
Money market funds	1,283	—	—	1,283
U.S. government agency securities	5,478	—	—	5,478
Commercial paper	4,776	—	—	4,776
Total cash and cash equivalents	12,122	—	—	12,122

Short-term investments:
U.S. government agency securities	4,779	—	—	4,779
Commercial paper	1,683	—	—	1,683
Total short-term investments	6,462	—	—	6,462
Total cash, cash equivalents, and short-term investments	$18,584	$—	$—	$18,584

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,342	$—	$—	$1,342
Money market funds	90	—	—	90
U.S. government agency securities	1,896	—	—	1,896
Commercial paper	2,393	—	—	2,393
Total cash and cash equivalents	5,721	—	—	5,721

Short-term investments:
U.S. government agency securities	3,362	—	—	3,362
Commercial paper	298	—	—	298
Total short-term investments	3,660	—	—	3,660
Total cash, cash equivalents, and short-term investments	$9,381	$—	$—	$9,381

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three months ended March 31, 2024 or the twelve months ended December 31, 2023. As such, the Company did not record a credit allowance for the three months ended March 31, 2024.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of March 31, 2024 and December 31, 2023, the Company held, in addition to Level II assets, a warrant liability related to the December 2022 Common Stock Warrants. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of March 31, 2024
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,283	$1,283	$—	$—
U.S. government agency securities	10,257	—	10,257	—
Commercial paper	6,459	—	6,459	—
Total assets measured at fair value	$17,999	$1,283	$16,716	$—
Liabilities
Warrant liability	$2,780	$—	$—	$2,780
Total liabilities measured at fair value	$2,780	$—	$—	$2,780

	As of December 31, 2023
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$90	$90	$—	$—
U.S. government agency securities	5,258	—	5,258	—
Commercial paper	2,691	—	2,691	—
Total assets measured at fair value	$8,039	$90	$7,949	$—
Liabilities
Warrant liability	$1,778	$—	$—	$1,778
Total liabilities measured at fair value	$1,778	$—	$—	$1,778

The following tables set forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Fair value—beginning of period	$1,778	$7,098
Change in fair value of December 2022 Common Stock Warrants liability	1,002	(5,311)
Fair value—end of period	$2,780	$1,787

The common warrants issued in December 2022 to purchase an aggregate of 4,227,052 shares of common stock, or the December 2022 Common Stock Warrants, were accounted for by the Company as a liability. At March 31, 2024, the December 2022 Common Stock Warrants were valued at approximately $2.8 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $1.03 per share, expected life of 4.75 years, volatility of 97.89%, a risk-free rate of 4.21% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three months ended March 31, 2024 and the year ended December 31, 2023.

3. Discontinued Operations

On March 12, 2023, the Company entered into the Asset Purchase Agreement with Alora for Alora’s acquisition of all assets related to DSUVIA, including inventories, equipment and intellectual property in exchange for consideration at closing of $1.1 million, a 15% payment on commercial sales of DSUVIA, 75% payment on sales of DSUVIA to the Department of Defense and up to $116.5 million in sales-based milestones. The transaction closed on April 3, 2023 (see Note 3, “Discontinued Operations” to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K for additional information).

The following table presents the results of the discontinued operations for the three-month period ended March 31, 2024 and March 31, 2023 (in thousands):

	Three months ended
	March 31,
	2024	2023
Total revenues	$—	$501
Cost of goods sold	—	711
Selling, general and administrative expense	—	683
Impairment of net assets held for sale	—	7,007
Impairment of fixed assets	—	1,065
Gain on termination of lease liabilities	—	(1,098)
Research and development expenses	—	349
Loss from operations	—	8,216
Net (income) loss from discontinued operations	$—	$8,216

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented (in thousands).

	March 31, 2024	December 31, 2023
Accounts payable	$10	$10
Accrued liabilities	720	721
Total current liabilities of discontinued operations	730	731
Net assets (liabilities) of discontinued operations	$(730)	$(731)

The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Depreciation and amortization	$—	$215
Stock-based compensation	—	19
Impairment of net assets held for sale	—	7,007
Impairment of fixed assets	—	1,065
Gain on termination of lease liabilities	—	(1,098)
Gain on extinguishment of debt	—	(400)
Purchases of property and equipment	—	(100)

4. Sale of Future Payments

In January 2024, the Company and XOMA entered into the Purchase Agreement for the sale by the Company to XOMA, in exchange for $8.0 million, of the Company’s right, title and interest in and to certain amounts payable to the Company, or collectively, the Purchased Receivables, pursuant to the DSUVIA Agreement in respect of net sales of the Product, excluding sales of the Product by Aguettant.

The Purchased Receivables include:

(i) 100% of certain payments based on net sales of the Product and potential sales-based milestone payments of up to $116.5 million in respect of net sales of the Product, in each case made on and after January 1, 2024 and excluding sales of the Product by Aguettant, and of certain associated license and acquisition payments relating to the Product, until XOMA has received $20.0 million of payments in respect of the foregoing, or the XOMA Threshold, or the Stepdown Date; and

(ii) following the Stepdown Date, (A) 100% of payments based on net sales of the Product other than net sales to the United States Department of Defense, or DoD and (B) 50% of each of the following: (a) payments based on net sales of the Product to the DoD, (b) potential sales-based milestone payments in respect of net sales of the Product, and (c) certain associated license and acquisition payments relating to the Product.

The Company has retained its right, title and interest in and to, following the Stepdown Date, 50% of each of the following: (a) payments based on net sales of the Product to the DoD, (b) potential sales-based milestone payments in respect of net sales of the Product, and (c) of certain associated license and acquisition payments relating to the Product.

The Purchase Agreement contains customary representations, warranties and agreements by the Company and XOMA, indemnification obligations of the parties and other obligations of the parties.

The allocation of the consideration for the Purchase Agreement resulted in proceeds of $1.4 million reduced by $0.2 million of transaction costs being allocated to the sale of all future interest in payments related to commercial sales of DSUVIA representing its fair value. As a result of the Company’s loss of control, no further continuing involvement in, or rights to future payments related to commercial sales of DSUVIA, the Company recognized other income of $1.2 million in January 2024.

The Company evaluated the terms of the Purchase Agreement and concluded that the features of the Purchased Receivables are similar to those of a debt instrument. Accordingly, the Company recorded the allocated proceeds of approximately $6.6 million reduced by approximately $0.5 million of transaction costs, as a liability. The Company accounts for the value of the debt at amortized cost. The amounts received by the Company will be accreted to the total estimated amount of the payments necessary to extinguish the Company’s obligation under the Purchase Agreement, which will be recognized as interest expense. The carrying value of the debt will decrease for payments made to XOMA.

The Company periodically assesses the expected payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement and milestone payments under the DSUVIA Agreement using a combination of historical results, internal projections, and forecasts from external sources. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is materially different than its original estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate. Due to the significant judgments and factors related to the estimates of future payments under the Purchase Agreement, there are significant uncertainties surrounding the amount and timing of future payments.

As the payments are remitted to XOMA, the liability will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future payments, the Company is required to estimate the total amount of future payments to XOMA over the life of the Purchase Agreement. At execution and as of the three months ended March 31, 2024, the estimated effective interest rate under the agreement was 13.3%.

The Company did not recognize any non-cash payment interest revenue and recognized non-cash interest expense of approximately $0.2 million during the three months ended March 31, 2024. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future payments in the condensed consolidated statements of operations.

The following table shows the activity within the liability account during the three months ended March 31, 2024 (in thousands):

Three months ended March 31, 2024
Liability related to sale of future payments — beginning balance	$—
Proceeds from sale of future payments, net of issuance costs	6,133
Payments to XOMA	—
Non-cash interest expense recognized	181
Liability related to sale of future payments as of March 31, 2024	$6,314

5. Long-Term Debt

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford Finance LLC, or Oxford, as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019.

In connection with the closing of the divestment of DSUVIA to Alora, on April 3, 2023, the Company paid Oxford the remaining amount due of approximately $3.4 million including accrued interest and fees under the Loan, and the Loan Agreement was terminated with no further obligations by either party. Interest expense related to the Loan Agreement was $0.1 million, $39,000 of which represented amortization of the debt discount, for the three months ended March 31, 2023.

6. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 1, 2022, the Court held oral hearings on the Company’s motion to dismiss the amended complaint with prejudice that was filed on July 21, 2022. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022, the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. On September 5, 2023, the plaintiffs filed a third amended complaint. On May 7, 2024, the Court granted defendants’ motion to dismiss the third amended complaint, with prejudice, and entered judgment for defendants on plaintiffs’ claims.

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

On February 16, 2024, another purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, asserting the same claims as those in the previously filed derivative actions. The case has been stayed pending the outcome of any motion to dismiss the securities class action.

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

7. Stockholders’ Equity

Common Stock

January 2024 Private Placement

On January 17, 2024, the Company entered into a private placement with certain institutional investors for aggregate gross proceeds of $6.0 million upfront, an additional $10.0 million committed upon the announcement of positive clinical trial results for the Company’s NEPHRO CRRT study of Niyad, and an additional $2.0 million if Talphera stock trades above a specified price following the NEPHRO CRRT registration trial announcement, before deducting offering expenses payable by the Company.

The terms of the Private Placement include:

(i)

the first tranche of the Private Placement, which closed on January 22, 2024, resulted in the aggregate gross proceeds to the Company of approximately $6.0 million for Pre-Funded Warrants to purchase up to 7,792,208 to purchase shares of the Company’s common stock, par value $0.001 per share, or the Common Stock, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants issued in such tranche (see Note 8, “Warrants” for additional information).

(ii)

the second tranche of the Private Placement, which is a conditional purchase by the Purchasers subject to either (a) the satisfaction or waiver of achieving, by September 30, 2024, the NEPHRO CRRT primary and one of the secondary clinical trial endpoints, resulting in the Company issuing pre-funded warrants to purchase up to 12,987,013 shares of Common Stock, and receiving additional aggregate gross proceeds of approximately $10.0 million, and/or (b) the satisfaction or waiver of the volume-weighted average price of the Common Stock for each of the immediately subsequent five (5) trading days following the Company’s announcement of its NEPHRO CRRT trial data being at least $0.92 per share, resulting in the Company issuing pre-funded warrants to purchase up to 2,597,402 shares of Common Stock and receiving additional aggregate gross proceeds of approximately $2.0 million.

Any of the conditions in the second tranche can be waived by each Purchaser. The Company determined that the conditional tranche right is equity classified as it is indexed to the Company's own shares and meets all other conditions for equity classification and that the fair value of the right was immaterial at issuance.

The Securities Purchase Agreements contain customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties.

8. Warrants

The activity related to warrants during the three months ended March 31, 2024, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at December 31, 2023	21,682,049	$1.40
Granted	7,792,208	$0.001
Outstanding at March 31, 2024	29,474,257	$0.96
Exercisable at March 31, 2024	29,474,257	$0.96

January 2024 Pre-Funded Warrants and Amendment of Prior Warrants

On January 17, 2024, the Company entered into Securities Purchase Agreements (see Note 7, “Stockholders’ Equity” for additional information), relating to the issuance and sale of up to 7,792,208 pre-funded warrants to the Purchasers in a two-tranche private placement, or the Private Placement, to purchase shares of the Company’s Common Stock, at a purchase price of $0.769 per share and an exercise price of $0.001 per share, or the January 2024 Pre-Funded Warrants. The January 2024 Pre-Funded Warrants are exercisable immediately, subject to certain ownership restrictions, following each closing date of the Private Placement and have an unlimited term.

The January 2024 Pre-Funded warrants were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the January 2024 Pre-Funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration and are fully vested and are exercisable after their original issuance date. The January 2024 Pre-Funded warrants may participate with common shareholders in dividends or other distributions.

In July 2023, in connection with a prior private placement, the Company issued to certain of the Purchasers (i) Series A common stock purchase warrants to purchase up to 3,676,473 shares of Common Stock and (ii) Series B common stock purchase warrants to purchase up to 3,676,473 shares of Common Stock (the “Prior Warrants”). In connection with the January 2024 Private Placement, the Company and the Purchasers agreed to amend and restate, 2,941,178 of each the Series A common stock purchase warrants and Series B common stock purchase warrants outstanding, by reducing their exercise price from $1.11 to $0.77 per share. Pursuant to ASU 2021-04, the Company remeasured the fair value of the amended and restated Prior Warrants as of the modification date based on the modified terms and recorded the increase in fair value of $0.3 million as equity issuance costs, all of which was allocated to additional paid in capital. The fair value assumptions related to the modification of these 5,882,356 amended and restated Prior Warrants as of January 17, 2024 were as follows: exercise price of $0.77 per share, stock price of $0.769 per share, expected life of 4.5 years, volatility of 96.91%, a risk-free rate of 4.02% and 0% expected dividend yield.

9. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	March 31, 2024	March 31, 2023
Research and development	$107	$93
Selling, general and administrative	195	457
Discontinued operations	—	19
Total	$302	$569

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2024	86,232	$7.57
Granted	131,724	1.03
Vested	(39,293)	12.06
Forfeited	—	—
Restricted stock units outstanding, March 31, 2024	178,663	$1.76

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 15,090 shares of common stock underlying vested RSUs that were withheld during the quarter ended March 31, 2024, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2024	893,321	$33.41
Granted	790,348	1.03
Forfeited	—	—
Expired	(12,320)	206.80
Exercised	—	—
March 31, 2024	1,671,349	$16.82	7.9	$—
Vested and exercisable options— March 31, 2024	563,257	$42.63	4.9	$—
Vested and expected to vest— March 31, 2024	1,671,349	$16.82	7.9	$—

The per-share weighted average grant date fair value of the options granted during the quarter ended March 31, 2024 was estimated at $0.84 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended March 31, 2024
Expected term (in years)	6.5
Risk-free interest rate	4.26%
Expected volatility	98%
Expected dividend rate	0%

As of March 31, 2024, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.4 million which is expected to be recognized over a weighted-average period of 2.9 years. As of March 31, 2024, there were 721,567 shares available for grant under the Company’s equity incentive plans and 99,157 shares available for grant under the Amended ESPP.

10. Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, RSUs, and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the Company’s pre-funded warrants issued in January 2024 and July 2023 with a de minimis exercise price of $0.001 per share, and the Company’s pre-funded warrants issued in December 2022 with a de minimis exercise price of $0.0001 per share, are considered outstanding common shares which are included in the calculation of basic and diluted net income (loss) per share in all circumstances.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
RSUs, stock options and ESPP to purchase common stock	1,850,012	989,011
Common stock warrants	20,265,576	5,192,035

In addition, the shares held back and contingently issuable in connection with the Lowell Merger, as described in Note 4, “Asset Acquisition” to the Company’s 2023 Annual Report on Form 10-K, have also been excluded from the computation of diluted net loss per share of common stock for the periods presented because the contingencies for issuance of these shares have not been met.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Form 10-Q, and with the audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2023, or Annual Report.

About Talphera, Inc.

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

Our portfolio consists of nafamostat product candidates and pre-filled syringe product candidates, as further described below.

In January 2022, we acquired Lowell Therapeutics, Inc., or Lowell, a privately held company, pursuant to the Agreement and Plan of Merger, dated as of November 14, 2021, or the Merger Agreement, in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, and which includes up to approximately $26.0 million of contingent consideration payable in cash or stock at our option, upon the achievement of regulatory and sales-based milestones, or the Merger Agreement. In connection with the Merger Agreement, we acquired Niyad™ and LTX-608 (lyophilized vials of nafamostat for injection into the extracorporeal circuit or direct IV infusion to the patient, respectively), an in-process research and development, or IPR&D, asset. For additional information regarding the Merger Agreement, see Note 4, “Asset Acquisition” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.

Nafamostat Product Candidates

Product/Product Candidate	Description	Target Use	Status
Niyad	Lyophilized vial containing nafamostat for injection	Regional anticoagulant for injection into the extracorporeal circuit

Received an investigational device exemption, or IDE, and Breakthrough Device Designation from the United States Food and Drug Administration, or FDA. Plan to begin enrollment in a registrational trial in the second quarter of 2024.

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

The Niyad NEPHRO CRRT Study, which has received both IDE approval from the FDA and central Institutional Review Board, or IRB, approval, is designed as a prospective, double-blinded trial to be conducted at up to 10 U.S. hospital intensive care units. NEPHRO CRRT stands for Nafamostat Efficacy in Phase 3 Registrational Continuous Renal Replacement Therapy Study. The NEPHRO study is set to begin enrolling patients in the second quarter of 2024. We plan to submit an application for Premarket Approval, or PMA, to the FDA upon completion of the trial. The study will enroll and evaluate 166 adult patients undergoing renal replacement therapy, who cannot tolerate heparin or are at risk for bleeding. The primary endpoint of the study is mean post-filter activated clotting time using Niyad versus placebo over the first 24 hours. Key secondary endpoints include filter lifespan, number of filter changes over 72 hours, number of transfusions over 72 hours and dialysis efficacy (based on urea concentration) over the first 24 hours. We believe that decades of nafamostat studies on anticoagulation of the extracorporeal circuit can help guide and support our Niyad development efforts.

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

Our Strategy

Our strategy is focused on developing, obtaining approval, and commercializing our product candidates, first and foremost, Niyad. Accordingly, we divested DSUVIA to Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, in April 2023, who will continue to commercialize the product and pay us sales-based milestone and other payments, as defined in the DSUVIA Agreement (see Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). Further, we will continue marketing DSUVIA to the Department of Defense, or DoD. We believe this will maximize the value of DSUVIA as Alora has more available resources to invest on DSUVIA commercialization and as a result can execute a more robust commercial plan to support DSUVIA sales expansion. We have no plans to further develop or commercialize any of our other sufentanil sublingual products that were previously our product candidates. As described below, in January 2024, we entered into an agreement with XOMA (US) LLC, or XOMA, whereby we have sold our rights to all payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, and sales milestones we are entitled to under the DSUVIA Agreement with Alora, until XOMA receives a certain specified return on its investment, after which we will share equally in the payments earned on sales to the Department of Defense, milestones and other payments from Alora (see Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). This transaction was consummated to provide further funding for the development of our lead product candidate, Niyad. We expect to begin enrollment in the Niyad registrational trial in the second quarter of 2024 to execute on our goal of obtaining FDA approval for Niyad.

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

Recent Developments

In January 2024, we entered into the XOMA Agreement pursuant to which we sold to XOMA our right to amounts payable to us by Alora under the DSUVIA Agreement in exchange for $8.0 million in order to monetize certain future payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, payments on commercial sales of DSUVIA by Alora, and sales milestones we are entitled to under the DSUVIA Agreement with Alora, retaining the right, after XOMA has received $20.0 million of payments in respect of such payments, or the XOMA Threshold, to 50% of the payments in respect of net sales of DSUVIA to the DoD, 50% of potential sales-based milestones in respect of net sales of DSUVIA and 50% of certain associated license and acquisition payments relating to DSUVIA (see Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information).

Financial Overview

We have incurred net losses and generated negative cash flows from operations and expect to continue to incur losses in the future as we continue to fund any future research and development activities needed to support the FDA regulatory review of our product candidates.

Our net loss for the three months ended March 31, 2024 and 2023 was $4.0 million and $8.2 million, respectively. As of March 31, 2024, we had an accumulated deficit of $448.2 million. As of March 31, 2024, we had cash, cash equivalents and short-term investments totaling $18.6 million compared to $9.4 million as of December 31, 2023.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and months ended March 31, 2024, from those previously disclosed in our Annual Report, except as follows:

Sale of Future Payments

On January 12, 2024, we entered into the Purchase Agreement with XOMA to monetize a portion of our future payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, and sales milestones under the DSUVIA Agreement. Refer to Note 4, “Sale of Future Payments” for further details on the Purchase Agreement.

The liability related to the sale of future payments is recorded as debt and will be amortized under the effective interest rate method over the estimated life of the Purchase Agreement. The amortization of the liability related to the sale of future payments is based on our current estimate of future payments under the Marketing Agreement. The estimate of future payments include payments related to estimated future DoD sales and the probability of meeting and the potential timing of milestone payments are derived using internal management estimates and reflect management’s judgements, current market conditions, and internal forecasts. A significant change in these inputs could result in a material increase or decrease to the effective interest rate of the liability for the sale of future payments.

We will periodically assess the amount and timing of expected payments using a combination of internal projections and historical data. To the extent our future estimates of future payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the amortization of the Sale of Future Payment Liability and prospectively recognize the related non-cash interest expense.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. We are evaluating the disclosure impact of ASU 2023-07; however, the adoption of ASU 2023-07 will not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09; however, the adoption of ASU 2023-09 will not have a material impact on our consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three months ended March 31, 2024 and 2023. Certain financial results (revenues and expenses) relating to the divestment of our DSUVIA/DZUVEO business are reflected in discontinued operations. See Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information. Unless otherwise noted, the revenue and expense amounts discussed below are based on and relate to our continuing operations.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Three Months Ended March 31, 2024 and 2023

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

Below is a summary of our research and development expenses during the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Niyad	$424	$472	$(48)	(10)%
Overhead	1,009	575	434	75%
Total research and development expenses	$1,433	$1,047	$386	37%

Research and development expenses increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an increase in personnel related costs associated with Niyad development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for the three months ended March 31, 2024 and 2023, were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Selling, general and administrative expenses	$2,804	$4,281	$(1,477)	(35)%

Selling, general and administrative expenses decreased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the divestment of DSUVIA. More specifically, the decrease was attributed to a $0.4 million reduction in employee compensation and related expenses due to a reduction in headcount, a $0.5 million reduction in consulting and legal fees, a $0.3 million decrease in stock-based compensation expense, and a net reduction in other selling, general and administrative expenses of $0.3 million.

Other Income (Expense), Net

Total other income (expense), net for the three months ended March 31, 2024 and 2023, was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Interest expense	$—	$(119)	$119	(100)%
Interest income and other income, net	220	200	20	10%
Gain on sale of future payments	1,246	—	1,246	—%
Change in fair value of warrant liability	(1,002)	5,311	(6,313)	(119)%
Non-cash interest expense on liability related to sale of future payments	(181)	—	(181)	—%
Total other income (expense), net	$283	$5,392	$(5,109)	(95)%

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

Interest income and other income, net, for the three months ended March 31, 2024 and 2023, primarily consisted of interest earned on our investments.

Gain on sale of future payments for the three months ended March 31, 2024 consisted of $1.2 million in other income related to the XOMA Purchase Agreement (see Note 4, “Sale of Future Payments”).

Change in fair value of warrant liability for the three months ended March 31, 2024 included a $1.0 million increase in the fair value of our warrant liability, as compared to a $5.3 million decrease in the fair value for the first quarter of 2023.

The non-cash interest expense on the liability related to the sale of future payments is attributable to the XOMA Purchase Agreement. Please refer to Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Discontinued Operations

For the three months ended March 31, 2023, we recognized an impairment on net assets held for sale of $7.0 million and a loss from discontinued operations of $1.2 million. Refer to Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 31, 2024, we had cash, cash equivalents and investments totaling $18.6 million, compared to $9.4 million as of December 31, 2023. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

To date, we have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2024 and may incur significant losses and negative cash flows from operations in the future. Although we raised additional capital in January 2024 as discussed below, considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Quarterly Report on Form 10-Q.

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

XOMA Purchase Agreement

In January 2024, we entered into the Purchase Agreement with XOMA in exchange for $8.0 million for the sale of our right, title and interest in and to amounts payable to us pursuant to the DSUVIA Agreement with Alora until the XOMA Threshold is attained, after which time we may share in certain future payments from Alora (see Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information).

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

•

the second tranche of the private placement, which is a conditional purchase by the purchasers subject to either (a) the satisfaction or waiver of achieving, by September 30, 2024, the NEPHRO CRRT primary and one of the secondary clinical trial endpoints, resulting in our issuing pre-funded warrants to purchase up to 12,987,013 shares of Common Stock, and receiving additional aggregate gross proceeds of approximately $10.0 million, and/or (b) the satisfaction or waiver of the volume-weighted average price of the common stock for each of the immediately subsequent five trading days following our announcement of our pivotal trial data being at least $0.92 per share, resulting in our issuing pre-funded warrants to purchase up to 2,597,402 shares of Common Stock and receiving additional aggregate gross proceeds of approximately $2.0 million.

In connection with the private placement, we agreed to amend and restate a portion of the outstanding warrants issued in connection with the July 2023 private placement (Refer to Note 9, “Stockholders’ Equity” and Note 10, “Warrants” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information), representing (i) Series A common stock purchase warrants to purchase up to 2,941,178 shares of Common Stock and (ii) Series B common stock purchase warrants to purchase up to 2,941,178 shares of Common Stock, to reduce the exercise price thereunder to $0.77 per share.

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

Cantor Controlled Equity OfferingSM Sales Agreement

In June 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, as amended, the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. There were no sales under the ATM Agreement for the three months ended March 31, 2024 or 2023. As of March 31, 2024, approximately $35.6 million of our common stock remained available for sale and issuance under the ATM Agreement. As of March 31, 2024, we had the ability to sell approximately $35.6 million of our common stock under the ATM Agreement, subject to the filing of a prospectus supplement with the SEC to our registration statement on Form S-3. Our ability to sell such shares will be limited until we are no longer subject to the SEC’s “baby shelf” limitations.

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,883)	$(5,250)
Net cash (used in) provided by investing activities	(2,730)	400
Net cash provided by (used in) financing activities	12,014	(2,072)

The discussion of our cash flows that follows includes the impact of discontinued operations. For additional information, see Note 3, “Discontinued Operations” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows from Operating Activities

The primary use of cash for our continuing operating activities during these periods was to support our product development efforts for our product candidates while the primary use of cash for discontinued operations was to fund commercial activities for DSUVIA. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, depreciation and amortization of our fixed assets, non-cash interest income related to the sale of future payments and interest expense related to our debt financings.

Cash used in operating activities of $2.9 million during the three months ended March 31, 2024, reflected a net loss of $4.0 million, partially offset by aggregate non-cash charges of $1.4 million. Significant non-cash adjustments included a $1.0 million increase in the fair value of our warrant liability, $0.3 million in stock-based compensation expense, and $0.2 million in interest expense related to the sale of future payments. The net change in our operating assets and liabilities was primarily due to a $0.8 million decrease in prepaid expenses and other assets and a $1.1 million decrease in accrued liabilities.

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

During the three months ended March 31, 2024, cash used in investing activities of $2.7 million was primarily the net result of $4.2 million in purchases of investments and $1.5 million in proceeds from maturity of investments.

During the three months ended March 31, 2023, cash provided by investing activities of $0.4 million was primarily the net result $0.5 million in proceeds from maturity of investments partially offset by $0.1 million for purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings, including the sale of future payments.

During the three months ended March 31, 2024, cash provided by financing activities of $12.0 million was primarily due to net proceeds from the XOMA Purchase Agreement of $6.1 million, and $5.9 million in net proceeds from the January 2024 private placement.

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

•

the potential impact of trade laws and regulations of the United States associated with the use of our contract development and manufacturing organization, or CDMO, for nafamostat-based finished goods located in China;

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

Please see “Part II., Item 1A. Risk Factors—Risks Related to Our Financial Condition and Need for Additional Capital.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information specified under this item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters under the caption “Part I. Financial Information—Item 1. Financial Statements—Note 6, Commitments and Contingencies—Litigation” in this Quarterly Report on Form 10-Q.

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
●

If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit the development of some or all of our product candidates.

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

We have incurred significant net losses since our inception in July 2005. In addition, we have generated negative cash flows from operations and we expect to incur significant losses in 2024 and may incur significant losses and negative cash flows from operations in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings, payments from Grünenthal GmbH, or Grünenthal, the monetization of certain future royalties and commercial sales milestones from the European sales of Zalviso by Grünenthal, funding from the Department of Defense, or DoD, with revenues from sales of DSUVIA, the monetization of certain future payments and commercial sales milestones from the sales of DSUVIA under the DSUVIA Agreement, and payments under the Amended DZUVEO Agreement with Aguettant. On January 12, 2024, we entered into the XOMA Agreement to monetize a portion of our future payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, and sales milestones we are entitled to under the DSUVIA Agreement with Alora, retaining the right, after XOMA has received $20.0 million of payments in respect of such payments and potential sales-based milestone payments, or the XOMA Threshold, to 50% of the payments in respect of net sales of DSUVIA to the DoD, 50% of potential sales-based milestones in respect of net sales of DSUVIA and 50% of certain associated license and acquisition payments relating to DSUVIA. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support research and development activities for our product candidates. If our product candidates are not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

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

The unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2024 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Under the DSUVIA Agreement, Alora is responsible for commercializing DSUVIA except that we retain the responsibility for driving the demand within the DoD, and, if the XOMA Threshold is achieved, we will be entitled to receive quarterly payments in an amount equal to one-half of the 75% of net DSUVIA sales to the DoD. Refer to Note 3, “Discontinued Operations” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information. Future sales of DSUVIA by Alora to the DoD are not predictable, may occur on an irregular basis, and may not meet expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. Even if Alora does generate revenue from such sales and the XOMA Threshold is achieved such that we receive payments, we may never generate revenue that is significant or predictable, which could impair our value and our ability to raise capital, expand our business or continue our operations.

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

Whether we receive payments for services performed to support sales of DSUVIA to the DoD after the XOMA Threshold is reached is dependent on the ability of Alora to successfully commercialize DSUVIA.

We have divested DSUVIA to Alora, who will continue to commercialize the product and we may in the future share in certain payments including sales milestone payments from Alora pursuant to the XOMA Agreement. In particular, we divested to XOMA our rights to payments from Alora, subject to our retained interest in certain future payments in the event the XOMA Threshold is met. The commercial success of DSUVIA will depend heavily on numerous factors, including:

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

If serious adverse effects or unexpected characteristics of our product candidates are identified during development, we may need to abandon or limit the development of some or all of our product candidates.

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

We have limited financial and managerial resources. As a result, we may forego or delay the pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements.

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

Nafamostat is being developed for use in both medical devices and drug indications. Although nafamostat is approved for certain uses in Japan, our ability to leverage that for an expedited development and approval pathway with the FDA may be limited, and we may be required to conduct additional unanticipated nonclinical studies and clinical trials in order to seek approval in the U.S. We are studying Niyad™ in the NEPHRO CRRT study under an investigational device exemption, or IDE. Niyad has received Breakthrough Device Designation from the FDA for regional anticoagulant for injection into the extracorporeal circuit and is expected to be used during renal replacement therapy for acute kidney injury patients in the hospital and for end-stage renal disease patients receiving dialysis in outpatient clinics. We expect that Niyad will require approval of a PMA application for commercialization in the U.S., and as a company we have never submitted nor received approval for a PMA.

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

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, any research, clinical development, manufacturing or commercialization efforts pursuant to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborative relationships on acceptable terms, we may have to undertake development and commercialization activities at our own expense.

We may experience difficulties in retaining our existing employees and managing our operations.

We need to retain and maintain our existing managerial, operational, regulatory, developmental, finance and other personnel and resources in order to develop our product candidates and manage our operations. Our current infrastructure may be inadequate to support our strategy and any future workforce reduction may be disruptive to our operations, may negatively affect our productivity, and may constrain our commercialization activities. For example, a workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, negatively impacting employee morale and our corporate culture, or increased difficulties in our day-to-day operations, and prevent us from developing our product candidates as rapidly as planned. If we encounter such unanticipated consequences, we may have difficulty retaining and attracting personnel. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business. Furthermore, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost reduction plan, due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the cost reduction plan, our operating results and financial condition would be adversely affected.

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

In addition, our contract development and manufacturing organization, or CDMO, our sole-source for the finished goods of our nafamostat-based product candidates, is located in China, and we expect to rely on this supplier for the foreseeable future. However, certain Chinese biotechnology companies and CDMOs may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of finished goods to us. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our finished goods for our nafamostat-based product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, if supplies are interrupted, or the quality of finished goods provided by such alternative sources is not to our specification, it could cause delays in our supply chain and increase the cost of manufacturing our nafamostat-based product candidates, which could materially harm our business.

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

In the event that a patent infringement claim is asserted against us, we may counter, as an affirmative defense, that we do not infringe the relevant patent claims, that the patent is invalid or otherwise unenforceable or any combination thereof. The strength of our defenses will depend on the patents asserted, the interpretation of those patents, and our ability to establish the invalidity of the asserted patents. However, we could be unsuccessful in advancing non-infringement, invalidity or unenforceability arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner needs only prove infringement by a preponderance of the evidence, which is a lower burden of proof.

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

We cannot predict the breadth of claims that may be allowed or enforced in the patents that may issue from the applications that we currently have pending or may in the future file ourselves or acquire or license from third parties. Claims could be brought regarding the validity of our patents by third parties. Further, if any patent right that we obtain is deemed invalid and/or unenforceable, it could impact our ability to commercialize or partner our technology.

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

We have systems in place, including the use of third-party vendors, to manage payment of periodic maintenance fees, renewal fees, annuity fees and various other patent and application fees. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We have filed a trademark application for TALPHERA in the United States and will file related trademark applications in other major foreign pharmaceutical jurisdictions of interest. In addition, we have obtained approval of our Niyad and Fedsyra marks in the United States and are awaiting our first use of those marks in commerce in order to secure our federal registrations. Although we are not currently aware of any oppositions to or cancellations of our registered trademarks or pending applications, it is possible that one or more of the applications and/or registrations could be subject to rejection, opposition or cancellation. In addition, we will need to seek FDA approval to use Niyad and other potential product trademarks as part of future potential applications for marketing approval of the relevant developmental products. The registrations will be subject to use and maintenance requirements. It is also possible that we have not yet registered all of our trademarks in all of our potential markets, and that there are names or symbols that may be protectable marks for which we have not sought registration, and failure to secure those registrations could adversely affect our business. Opposition or cancellation proceedings may be filed against our trademarks and our trademarks may not survive such proceedings.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has historically been and may continue to be highly volatile.

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully develop and commercialize our product candidates in the United States;

•	inability to obtain additional funding needed to conduct our planned business operations;

•	the integration and performance of any assets or businesses we acquire;

•	our inability to develop and commercialize products and product candidates that we in-license;

•	the perception of limited market sizes or pricing for our products;

•	safety issues;

•	adverse results or delays in clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	the perception of the pharmaceutical industry generally, and of opioid manufacturers more specifically, by the public, legislatures, regulators and the investment community;

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

Without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

We have been, are, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such award could have a material adverse effect on our consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see “Part I. Financial Information—Item 1. Financial Statements—Note 6, Commitments and Contingencies—Litigation” in this Quarterly Report on Form 10-Q for additional information about pending legal proceedings.

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on Talphera-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug or medical device product candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022, the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. On September 5, 2023, the plaintiffs filed a third amended complaint. On May 7, 2024, the Court granted defendants’ motion to dismiss the third amended complaint, with prejudice, and entered judgment for defendants on plaintiffs’ claims. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. On February 16, 2024, another purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, asserting the same claims as those in the previously filed derivative actions. The case has been stayed pending the outcome of any motion to dismiss the securities class action. Please refer to “Part I. Financial Information—Item 1. Financial Statements—Note 6, Commitments and Contingencies—Litigation” in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings. Securities-related class action litigation is often expensive and diverts management’s attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if Talphera experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

2024 Annual Meeting of Stockholders

Our Board of Directors has established June 24, 2024 as the date of our 2024 Annual Meeting of Stockholders, or the 2024 Annual Meeting, as previously announced on the Current Report on Form 8-K filed with the SEC on April 19, 2024. The time and location of the 2024 Annual Meeting are as set forth in our definitive proxy statement for the 2024 Annual Meeting filed with the SEC on April 29, 2024.

Stockholders who intended to present proposals for inclusion in the proxy materials for the 2024 Annual Meeting pursuant to Rule 14a-8 promulgated under the Exchange Act, must ensure that such proposals were received by us, in writing, at 1850 Gateway Drive, Suite 175, San Mateo, California 94404, and were directed to the attention of the Corporate Secretary, no later than April 23, 2024, which we determined to be a reasonable time before we expect to begin to deliver and make available our proxy materials, and must have furthermore complied with all applicable requirements of Rule 14a-8.

Pursuant to our Amended and Restated Bylaws, to be considered timely, stockholders who intended to present proposals for director nominations or any other proposal at the 2024 Annual Meeting must have provided notice in writing to us at 1850 Gateway Drive, Suite 175, San Mateo, California 94404, and have directed such notice to the attention of the Corporate Secretary, no later than the close of business on April 29, 2024, the tenth calendar day following the date of Current Report on Form 8-K filed with the SEC on April 19, 2024, publicly announcing the date of the 2024 Annual Meeting.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.5	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.2	01/09/2024

10.1§#	Payment Interest Purchase Agreement between the Registrant and XOMA (US) LLC, dated as of January 12, 2024.

10.2	Form of Securities Purchase Agreement, dated January 17, 2024, by and among the Registrant and entities affiliated with Nantahala Capital Management, LLC.	8-K	001-35068	10.1	01/22/2024

10.3	Form of Securities Purchase Agreement, dated January 17, 2024 by and between the Registrant and Investor Company ITF Rosalind Master Fund L.P.	8-K	001-35068	10.2	01/22/2024

10.4	Form of Registration Rights Agreement, dated January 17, 2024.	8-K	001-35068	10.3	01/22/2024

10.5	Form of Pre-Funded Warrant (January 2024).	8-K	001-35068	10.4	01/22/2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

§	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.
#	Material in the exhibit marked with an “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.
*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2024	Talphera, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)