Form 10-Q
period 2024-06-30
TALPHERA, INC.
filed 2024-08-14
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

or

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

As of August 7, 2024, the number of outstanding shares of the registrant’s common stock was 16,992,977.

TALPHERA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Talphera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023(1)
Assets
Current Assets:
Cash and cash equivalents	$13,423	$5,721
Short-term investments	600	3,660
Prepaid expenses and other current assets	2,014	2,195
Total current assets	16,037	11,576
In-process research and development asset	8,819	8,819
Total assets	$24,856	$20,395
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$808	$1,336
Accrued and other liabilities	1,743	2,445
Liabilities of discontinued operations, current portion	723	731
Total current liabilities	3,274	4,512
Warrant liability	2,325	1,778
Liability related to the sale of future payments	6,527	—
Total liabilities	12,126	6,290
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 16,992,977 and 16,952,219 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	17	17
Additional paid-in capital	464,720	458,314
Accumulated deficit	(452,007)	(444,226)
Total stockholders’ equity	12,730	14,105
Total Liabilities and Stockholders’ Equity	$24,856	$20,395

(1)

The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$253	$—	$253
Operating costs and expenses:
Research and development	1,909	1,552	3,342	2,599
Selling, general and administrative	2,361	2,670	5,165	6,951
Total operating costs and expenses	4,270	4,222	8,507	9,550
Loss from operations	(4,270)	(3,969)	(8,507)	(9,297)
Other income (expense), net:
Interest expense	—	(15)	—	(134)
Interest income and other income, net	201	858	421	1,058
Gain on sale of future payments	—	—	1,246	—
Change in fair value of warrant liability	455	(1,299)	(547)	4,012
Non-cash interest expense on liability related to the sale of future payments	(213)	—	(394)	—
Total other income (expense), net	443	(456)	726	4,936
Net loss before income taxes	(3,827)	(4,425)	(7,781)	(4,361)
Provision for income taxes	—	(3)	—	(3)
Net loss from continuing operations	(3,827)	(4,428)	(7,781)	(4,364)
Net income (loss) from discontinued operations – See Note 3	—	57	—	(8,159)
Net loss	$(3,827)	$(4,371)	$(7,781)	$(12,523)
Net (loss) income per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.15)	$(0.41)	$(0.31)	$(0.40)
Basic and diluted, discontinued operations	$0.00	$0.01	$0.00	$(0.75)
Basic and diluted loss per share	$(0.15)	$(0.40)	$(0.31)	$(1.15)
Shares used in computing net (loss) income per share of common stock, basic and diluted – See Note 10	26,201,650	10,924,294	25,461,807	10,909,208

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	16,952,519	$17	$458,314	$(444,226)	$14,105
Stock-based compensation	—	—	302	—	302
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	23,952	—	(17)	—	(17)
Net proceeds from issuance of prefunded warrants in connection with equity financing	—	—	5,884	—	5,884
Issuance of common stock upon ESPP purchase	16,255	—	14	—	14
Net loss	—	—	—	(3,954)	(3,954)
Balance as of March 31, 2024	16,992,726	17	464,497	(448,180)	16,334
Stock-based compensation	—	—	223	—	223
Issuance of common stock upon vesting of restricted stock units	251	—	—	—	—
Net loss	—	—	—	(3,827)	(3,827)
Balance as of June 30, 2024	16,992,977	$17	$464,720	$(452,007)	$12,730

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	8,243,680	$8	$447,635	$(425,829)	$21,814
Stock-based compensation	—	—	569	—	569
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	21,700	—	(22)	—	(22)
Exercise of prefunded warrants	2,632,898	2	—	—	2
Issuance of common stock upon ESPP purchase	26,016	1	30	—	31
Net loss	—	—	—	(8,152)	(8,152)
Balance as of March 31, 2023	10,924,294	11	448,212	(433,981)	14,242
Stock-based compensation	—	—	471	—	471
Issuance of hold back common stock in connection with asset acquisition	69,808	—	77	—	77
Net loss	—	—	—	(4,371)	(4,371)
Balance as of June 30, 2023	10,994,102	$11	$448,760	$(438,352)	$10,419

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,781)	$(12,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future payments	394	—
Depreciation and amortization	—	311
Net amortization of discount on short term investments	(121)	(15)
Non-cash interest expense related to debt financing	—	53
Revaluation of liability for Lowell holdback shares	—	(723)
Stock-based compensation	525	1,040
Revaluation of warrant liability	547	(4,012)
Impairment of net assets held for sale	—	6,935
Impairment of fixed assets	—	1,065
Gain on termination of lease liabilities	—	(1,098)
Gain on extinguishment of debt liability	—	(400)
Changes in operating assets and liabilities:
Inventories	—	61
Prepaid expenses and other current assets	181	979
Accounts payable	(533)	(674)
Accrued liabilities	(705)	(1,407)
Operating lease liabilities	—	(146)
Deferred revenue	—	(29)
Net cash used in operating activities	(7,493)	(10,583)
Cash flows from investing activities:
Purchase of property and equipment	—	(100)
Sale of the DSUVIA assets	—	2,723
Purchase of investments	(4,979)	—
Proceeds from maturities of investments	8,160	500
Net cash provided by investing activities	3,181	3,123
Cash flows from financing activities:
Payment of long-term debt	—	(5,416)
Gross proceeds from sale of future payments	6,654	—
Issuance costs related to sale of future payments	(521)	—
Net proceeds from issuance of common stock in connection with exercise of prefunded warrants	5,884	2
Net proceeds from issuance of common stock through equity plans	(3)	9
Net cash provided by (used in) financing activities	12,014	(5,405)
Net change in cash and cash equivalents	7,702	(12,865)
Cash and cash equivalents—Beginning of period	5,721	20,275
Cash and cash equivalents—End of period	$13,423	$7,410

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equity issuance costs from warrant modification	$251	$—
Settlement for held back shares issued in connection with asset acquisition	$—	$(77)

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

Talphera is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. The Company’s product development portfolio features Niyad™ (a regional anticoagulant for the dialysis circuit), LTX-608 (a nafamostat formulation for direct IV infusion) that the Company intends to develop for one or more of the following indications: disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment.

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

On January 7, 2022, the Company acquired Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 4, “Asset Acquisition” to the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K for additional information) and, as a result acquired the Niyad™ developmental product, a regional anticoagulant for the dialysis circuit during continuous renal replacement therapy for acute kidney injury patients in the hospital, that the Company is studying under an investigational device exemption, or IDE, and which has received Breakthrough Device Designation status from the FDA. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities. The second intended indication for Niyad is as a regional anticoagulant for the dialysis circuit for chronic kidney disease patients undergoing intermittent hemodialysis in dialysis centers. In addition, the Company acquired LTX-608, a nafamostat formulation for direct IV infusion, that it intends to develop for the treatment of one or more of the following indications: ARDS, DIC, acute pancreatitis or as an anti-viral agent.

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

Liquidity and Going Concern

The condensed consolidated financial statements for the three and six months ended June 30, 2024 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC.

Management may seek to raise such additional capital through public or private equity offerings, including under the Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, as described below, with Cantor Fitzgerald & Co., or Cantor, debt securities, a new debt facility, monetizing or securitizing certain assets, entering into product development, license or distribution agreements with third parties, or divesting any of the Company’s remaining product candidates. While management believes its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2024, from those previously disclosed in its 2023 Annual Report on Form 10-K, except as follows:

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

As of June 30, 2024, and December 31, 2023, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$863	$—	$—	$863
Money market funds	43	—	—	43
U.S. government agency securities	11,917	—	—	11,917
Commercial paper	600	—	—	600
Total cash and cash equivalents	13,423	—	—	13,423

Short-term investments:
U.S. government agency securities	600	—	—	600
Total short-term investments	600	—	—	600
Total cash, cash equivalents, and short-term investments	$14,023	$—	$—	$14,023

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,342	$—	$—	$1,342
Money market funds	90	—	—	90
U.S. government agency securities	1,896	—	—	1,896
Commercial paper	2,393	—	—	2,393
Total cash and cash equivalents	5,721	—	—	5,721

Short-term investments:
U.S. government agency securities	3,362	—	—	3,362
Commercial paper	298	—	—	298
Total short-term investments	3,660	—	—	3,660
Total cash, cash equivalents, and short-term investments	$9,381	$—	$—	$9,381

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three and six months ended June 30, 2024 or the twelve months ended December 31, 2023. As such, the Company did not record a credit allowance for the three and six months ended June 30, 2024 or the twelve months ended December 31, 2023.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of June 30, 2024 and December 31, 2023, the Company held, in addition to Level II assets, a warrant liability related to the December 2022 Common Stock Warrants. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of June 30, 2024
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$43	$43	$—	$—
U.S. government agency securities	12,517	—	12,517	—
Commercial paper	600	—	600	—
Total assets measured at fair value	$13,160	$43	$13,117	$—
Liabilities
Warrant liability	$2,325	$—	$—	$2,325
Total liabilities measured at fair value	$2,325	$—	$—	$2,325

	As of December 31, 2023
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$90	$90	$—	$—
U.S. government agency securities	5,258	—	5,258	—
Commercial paper	2,691	—	2,691	—
Total assets measured at fair value	$8,039	$90	$7,949	$—
Liabilities
Warrant liability	$1,778	$—	$—	$1,778
Total liabilities measured at fair value	$1,778	$—	$—	$1,778

The following tables set forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Fair value—beginning of period	$2,780	$1,778
Change in fair value of December 2022 Common Stock Warrants liability	(455)	547
Fair value—end of period	$2,325	$2,325

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Fair value—beginning of period	$1,787	$7,098
Change in fair value of December 2022 Common Stock Warrants liability	1,299	(4,012)
Fair value—end of period	$3,086	$3,086

The common warrants issued in December 2022 to purchase an aggregate of 4,227,052 shares of common stock, or the December 2022 Common Stock Warrants, were accounted for by the Company as a liability. At June 30, 2024, the December 2022 Common Stock Warrants were valued at approximately $2.3 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.89 per share, expected life of 4.5 years, volatility of 101.17%, a risk-free rate of 4.33% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three and six months ended June 30, 2024 and the year ended December 31, 2023.

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

The following table presents the results of the discontinued operations for the three- and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total revenues	$—	$—	$—	$501
Cost of goods sold	—	—	—	711
Selling, general and administrative expense	—	15	—	698
Impairment of net assets held for sale	—	(72)	—	6,935
Impairment of fixed assets	—	—	—	1,065
Gain on termination of lease liabilities	—	—	—	(1,098)
Research and development expenses	—	—	—	349
Net income (loss) from discontinued operations	$—	$57	$—	$(8,159)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented (in thousands).

	June 30, 2024	December 31, 2023
Accrued liabilities	$723	$731
Total current liabilities of discontinued operations	723	731
Net assets (liabilities) of discontinued operations	$(723)	$(731)

The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying unaudited condensed consolidated statements of cash flows (in thousands):

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities:
Depreciation and amortization	$—	$215
Stock-based compensation	—	19
Impairment of net assets held for sale	—	6,935
Impairment of fixed assets	—	1,065
Gain on termination of lease liabilities	—	(1,098)
Gain on extinguishment of debt	—	(400)
Purchases of property and equipment	—	(100)

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

As the payments are remitted to XOMA, the liability will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future payments, the Company is required to estimate the total amount of future payments to XOMA over the life of the Purchase Agreement. For the three and six months ended June 30, 2024, the estimated effective interest rate under the agreement was approximately 13%.

The Company did not recognize any non-cash payment interest revenue and recognized non-cash interest expense of approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future payments in the condensed consolidated statements of operations.

The following table shows the activity within the liability account during the six months ended June 30, 2024 and the period from inception to June 30, 2024 (in thousands):

	Six months ended June 30, 2024	Period from inception to June 30, 2024
Liability related to sale of future payments — beginning balance	$—	$—
Proceeds from sale of future payments, net of issuance costs	6,133	6,133
Payments to XOMA	—	—
Non-cash interest expense recognized	394	394
Liability related to sale of future payments as of June 30, 2024	$6,527	$6,527

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

6. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 1, 2022, the Court held oral hearings on the Company’s motion to dismiss the amended complaint with prejudice that was filed on July 21, 2022. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022, the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. On September 5, 2023, the plaintiffs filed a third amended complaint. On May 7, 2024, the Court granted defendants’ motion to dismiss the third amended complaint, with prejudice, and entered judgment for defendants on plaintiffs’ claims. On June 5, 2024, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. The deadline for plaintiffs to file their appellate opening brief is September 27, 2024.

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

Stock Plans

Amended and Restated 2020 Equity Incentive Plan

On June 24, 2024, at the 2024 Annual Meeting of Stockholders of the Company, upon the recommendation of the Company’s Board of Directors, the Company’s stockholders approved an amendment and restatement of the Company’s 2020 Equity Incentive Plan, or the Amended 2020 Plan, to increase the number of authorized shares reserved for issuance thereunder by 1,171,395 shares, subject to adjustment for certain changes in the Company’s capitalization. The aggregate number of shares of the Company’s common stock that may be issued under the Amended 2020 Plan will not exceed the sum of: (i) 3,161,395 shares, and (ii) up to 744,608 shares subject to outstanding awards granted under the 2011 Equity Incentive Plan that may become available for issuance under the Amended 2020 Plan, as such shares become available from time to time.

Inducement Grant

In May 2024, the Company granted stock-based awards outside of the existing stock plans to one new employee, or the Inducement Grant. These awards were granted as a material inducement for accepting employment with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4). The inducement awards consisted of a total of 217,000 shares of the Company’s common stock, which includes an aggregate of 185,000 shares of common stock issuable upon the exercise of inducement stock option grants and 32,000 shares of common stock issuable upon the vesting of restricted stock unit awards generally subject to the same terms and conditions as grants that are made under the Company’s Amended 2020 Plan.

Amended and Restated 2011 Employee Stock Purchase Plan

Also on June 24, 2024, at the 2024 Annual Meeting of Stockholders of the Company, upon the recommendation of the Company’s Board of Directors, the Company’s stockholders approved an amendment and restatement of the Company’s 2011 Employee Stock Purchase Plan, or the Amended 2011 ESPP, to increase the number of authorized shares reserved for issuance thereunder by 100,000 shares, subject to adjustment for certain changes in the Company’s capitalization. The aggregate number of shares of the Company’s common stock that may be issued under the Amended 2011 ESPP is 345,000.

8. Warrants

The activity related to warrants during the six months ended June 30, 2024, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at December 31, 2023	21,682,049	$1.40
Granted	7,792,208	$0.001
Outstanding at June 30, 2024	29,474,257	$0.96
Exercisable at June 30, 2024	29,474,257	$0.96

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

9. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, granted under the Company’s equity incentive plans and the Inducement Grant, and the Amended 2011 ESPP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$85	$80	$192	$173
Selling, general and administrative	138	391	333	848
Discontinued operations	—	—	—	19
Total	$223	$471	$525	$1,040

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans and the Inducement Grant:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2024	86,232	$7.57
Granted	176,768	1.03
Vested	(39,293)	12.06
Forfeited	(467)	4.24
Restricted stock units outstanding, June 30, 2024	223,240	$1.61

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

The following table summarizes stock option activity under the Company’s equity incentive plans and the Inducement Grant:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2024	893,321	$33.41
Granted	1,053,612	1.03
Forfeited	(2,331)	6.18
Expired	(12,320)	206.80
Exercised	—	—
June 30, 2024	1,932,282	$14.68	7.9	$5
Vested and exercisable options— June 30, 2024	587,066	$41.16	4.7	$1
Vested and expected to vest— June 30, 2024	1,932,282	$14.68	7.9	$5

The per-share weighted average grant date fair value of the options granted during the six months ended June 30, 2024 was estimated at $0.84 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended June 30, 2024
Expected term (in years)	6.5
Risk-free interest rate	4.29%
Expected volatility	98%
Expected dividend rate	0%

As of June 30, 2024, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.4 million which is expected to be recognized over a weighted-average period of 2.8 years. As of June 30, 2024, there were 1,804,452 shares available for grant under the Company’s Amended 2020 Plan and 199,157 shares available for grant under the Company’s Amended 2011 ESPP.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs, stock options and ESPP to purchase common stock	2,155,522	975,120	2,155,522	975,120
Common stock warrants	20,265,576	5,192,035	20,265,576	5,192,035

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

Nafamostat Product Candidates

Product/Product Candidate	Description	Target Use	Status
Niyad	Lyophilized vial containing nafamostat for injection	Regional anticoagulant for injection into the extracorporeal circuit	Received an investigational device exemption, or IDE, and Breakthrough Device Designation from the United States Food and Drug Administration, or FDA, and initiated a registrational trial.

LTX-608	Lyophilized vial containing nafamostat for injection	IV infusion for disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment	IND to be submitted following toxicology evaluation to enable Phase 2 study.

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

The Niyad NEPHRO CRRT Study, which has received both IDE approval from the FDA and central Institutional Review Board, or IRB, approval, is designed as a prospective, double-blinded trial to be conducted at up to 14 U.S. hospital intensive care units. NEPHRO CRRT stands for Nafamostat Efficacy in Phase 3 Registrational Continuous Renal Replacement Therapy Study. We have initiated the NEPHRO study and we plan to submit an application for Premarket Approval, or PMA, to the FDA upon completion of the trial. The study will enroll and evaluate 166 adult patients undergoing renal replacement therapy, who cannot tolerate heparin or are at risk for bleeding. The primary endpoint of the study is mean post-filter activated clotting time using Niyad versus placebo over the first 24 hours. Key secondary endpoints include filter lifespan, number of filter changes over 72 hours, number of transfusions over 72 hours and dialysis efficacy (based on urea concentration) over the first 24 hours. We believe that decades of nafamostat studies on anticoagulation of the extracorporeal circuit can help guide and support our Niyad development efforts.

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

Fedsyra and Phenylephrine

The PFS product candidates are ready-to-use formulations of active ingredients that are currently approved in the United States in concentrated formulations that must be diluted prior to administration to patients, and more recently in ready-to-use vial, and in the case of ephedrine, ready-to-use pre-filled syringe formulations. Hospitals currently purchase ready-to-use, pre-filled syringe presentations of these active ingredients mainly from compounding facilities that have not obtained FDA approval for the products, or manually dilute the products in-house. There have been two recently FDA-approved pre-filled ephedrine syringe products made available on the market. Our product candidates have been developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, eliminating the need for calculations and additional dilution and filling steps. Aguettant pre-filled syringes are focused on delivering commonly used medicines safely and efficiently. Perioperative medication errors continue, and pre-filled syringes are preferred for improving safety while containing costs. We believe that, if approved, our pre-filled syringe products may offer significant benefits to hospitals and surgery centers and avoid potential disadvantages of the currently available compounded products. We are currently focusing our resources on the registrational trial for Niyad. We continue to evaluate the timing of submitting the NDA for our ephedrine pre-filled syringe given the two other FDA-approved products recently made available on the market.

Our Strategy

Our strategy is focused on developing, obtaining approval, and commercializing Niyad. Accordingly, we divested DSUVIA to Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, in April 2023, who will continue to commercialize the product and pay us sales-based milestone and other payments, as defined in the DSUVIA Agreement (see Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). Further, we will continue marketing DSUVIA to the Department of Defense, or DoD. We believe this will maximize the value of DSUVIA as Alora has more available resources to invest on DSUVIA commercialization and as a result can execute a more robust commercial plan to support DSUVIA sales expansion. We have no plans to further develop or commercialize any of our other sufentanil sublingual products that were previously our product candidates. As described below, in January 2024, we entered into an agreement with XOMA (US) LLC, or XOMA, whereby we have sold our rights to all payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, and sales milestones we are entitled to under the DSUVIA Agreement with Alora, until XOMA receives a certain specified return on its investment, after which we will share equally in the payments earned on sales to the Department of Defense, milestones and other payments from Alora (see Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). This transaction was consummated to provide further funding for the development of our lead product candidate, Niyad.

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

Our net loss for the three and six months ended June 30, 2024 was $3.8 million and $7.8 million, respectively, compared to $4.4 million and $12.5 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $452.0 million. As of June 30, 2024, we had cash, cash equivalents and short-term investments totaling $14.0 million compared to $9.4 million as of December 31, 2023.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and six months ended June 30, 2024, from those previously disclosed in our Annual Report, except as follows:

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

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three and six months ended June 30, 2024 and 2023. Certain financial results (revenues and expenses) relating to the divestment of our DSUVIA/DZUVEO business are reflected in discontinued operations. See Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information. Unless otherwise noted, the revenue and expense amounts discussed below are based on and relate to our continuing operations.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Three and Six Months Ended June 30, 2024 and 2023

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

Below is a summary of our research and development expenses for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
Drug Indication/Description	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023

	(In thousands, except percentages)
Research and development expenses	$1,909	$1,552	$357	23%	$3,342	$2,599	$743	29%

Research and development expenses for the three and six months ended June 30, 2024 increased as compared to the three and six months ended June 30, 2023, primarily due to an increase in costs associated with Niyad development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023

	(In thousands, except percentages)
Selling, general and administrative expenses	$2,361	$2,670	$(309)	(12)%	$5,165	$6,951	$(1,786)	(26)%

Selling, general and administrative expenses decreased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily due to the divestment of DSUVIA. More specifically, the decrease for the three months ended June 30, 2024 compared to June 30, 2023 was attributed to a $0.1 million reduction in employee compensation and related expenses due to a reduction in headcount, a $0.2 million reduction in legal fees, a $0.2 million decrease in stock-based compensation expense, and a net increase in other selling, general and administrative expenses of $0.2 million, and the decrease for the six months ended June 30, 2024 compared to June 30, 2023 was attributed to a $0.4 million reduction in employee compensation and related expenses due to a reduction in headcount, a $0.6 million reduction in legal fees, a $0.4 million decrease in stock-based compensation expense, and a net decrease in other selling, general and administrative expenses of $0.4 million.

Other Income (Expense), Net

Total other income (expense), net for the three and six months ended June 30, 2024 and 2023, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
	(In thousands, except percentages)
Interest expense	$—	$(15)	$15	(100)%	$—	$(134)	$134	(100)%
Interest income and other income, net	201	858	(657)	(77)%	421	1,058	(637)	(60)%
Gain on sale of future payments	—	—	—	—%	1,246	—	1,246	—%
Change in fair value of warrant liability	455	(1,299)	1,754	(135)%	(547)	4,012	(4,559)	(114)%
Non-cash interest expense on liability related to sale of future payments	(213)	—	(213)	—%	(394)	—	(394)	—%
Total other income (expense), net	$443	$(456)	$899	(197)%	$726	$4,936	$(4,210)	(85)%

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

Interest income and other income, net, for the three and six months ended June 30, 2024 and 2023, primarily consisted of interest earned on our investments.

Gain on sale of future payments for the six months ended June 30, 2024 consisted of $1.2 million in other income related to the XOMA Purchase Agreement (see Note 4, “Sale of Future Payments”).

Change in fair value of warrant liability for the three and six months ended June 30, 2024 included a $0.5 million decrease and an $0.5 million increase in the fair value of our warrant liability, respectively, as compared to a $1.3 million increase and $4.0 million decrease in the fair value of our warrant liability for the three and six months ended June 30, 2023, respectively.

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

Liquidity and Capital Resources

Liquidity and Going Concern

As of June 30, 2024, we had cash, cash equivalents and investments totaling $14.0 million, compared to $9.4 million as of December 31, 2023. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

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

Cantor Controlled Equity OfferingSM Sales Agreement

In June 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, as amended, the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. There were no sales under the ATM Agreement for the three and six months ended June 30, 2024 or 2023. Our ability to sell such shares will be subject to the filing of a prospectus supplement with the SEC to our registration statement on Form S-3 and will be limited until we are no longer subject to the SEC’s “baby shelf” limitations.

Cash Flows

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(7,493)	$(10,583)
Net cash provided by investing activities	3,181	3,123
Net cash provided by (used in) financing activities	12,014	(5,405)

The discussion of our cash flows that follows includes the impact of discontinued operations. For additional information, see Note 3, “Discontinued Operations” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Cash Flows from Operating Activities

The primary use of cash for our continuing operating activities during these periods was to support our product development efforts for our product candidates while the primary use of cash for discontinued operations was to fund commercial activities for DSUVIA. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, depreciation and amortization of our fixed assets, non-cash interest expense related to the sale of future payments and interest expense related to our debt financings.

Cash used in operating activities of $7.5 million during the six months ended June 30, 2024, reflected a net loss of $7.8 million, partially offset by aggregate non-cash charges of $1.0 million and included an approximate $1.3 million net change in our operating assets and liabilities. Significant non-cash adjustments included a $0.5 million increase in the fair value of our warrant liability, $0.5 million in stock-based compensation expense, and $0.4 million in interest expense related to the sale of future payments. The net change in our operating assets and liabilities was primarily due to a $0.2 million decrease in prepaid expenses and other current assets, a $0.5 million decrease in accounts payable and a $0.7 million decrease in accrued liabilities.

Cash used in operating activities of $10.6 million during the six months ended June 30, 2023, reflected a net loss of $12.5 million, partially offset by aggregate non-cash charges of $3.1 million and included an approximate $1.2 million net change in our operating assets and liabilities. Non-cash adjustments included an impairment charge of $6.9 million on our net assets held for sale in connection with our divestment of DSUVIA, an impairment charge of $1.1 million on fixed assets, a gain of $1.1 million related to the termination of lease liabilities, a $4.0 million decrease in the fair value of our warrant liability and $1.0 million in stock-based compensation expense, a $0.4 million gain on extinguishment of debt, and $0.3 million in depreciation and amortization expense. The net change in our operating assets and liabilities was primarily due to a $1.0 million decrease in prepaid expenses and other current assets, a $0.7 million decrease in accounts payable and a $1.4 million decrease in accrued liabilities.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales and maturities of our available-for-sale investments.

During the six months ended June 30, 2024, cash provided by investing activities of $3.2 million was primarily the net result of $5.0 million in purchases of investments and $8.2 million in proceeds from maturity of investments.

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

During the six months ended June 30, 2024, cash provided by financing activities of $12.0 million was primarily due to net proceeds from the XOMA Purchase Agreement of $6.1 million, and $5.9 million in net proceeds from the January 2024 private placement.

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

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the ability to successfully complete our clinical trial for the Niyad product candidate.

•	the outcome, timing and cost of the development of our other nafamostat product candidates;

•

expenditures related to drafting and submission of new drug or device regulatory applications with the FDA for our developmental product candidates and payment of statutory filing fees and related application prosecution costs arising from such submissions;

•	costs associated with business development activities and licensing transactions;

•	the outcome and timing of the regulatory submissions for our product candidates and any approvals for our product candidates;

•	expenditures related to the potential commercialization of our product candidates, if approved;

•	the initiation, progress, timing and completion of any post-approval clinical trials for our product candidates, if approved;

•	the ability to retain the listing of our common stock on Nasdaq;

•	changes in the focus and direction of our business strategy and/or research and development programs;

•	delays that may be caused by changing regulatory requirements;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

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

●	Our development efforts might not generate successful product candidates.
●	We may fail to properly conduct and/or successfully complete our clinical trial for our lead product candidate, Niyad™.
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

The unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2024 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on Talphera-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug or medical device product candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022, the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. On September 5, 2023, the plaintiffs filed a third amended complaint. On May 7, 2024, the Court granted defendants’ motion to dismiss the third amended complaint, with prejudice, and entered judgment for defendants on plaintiffs’ claims. On June 5, 2024, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. The deadline for plaintiffs to file their appellate opening brief is September 27, 2024. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. On February 16, 2024, another purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, asserting the same claims as those in the previously filed derivative actions. The case has been stayed pending the outcome of any motion to dismiss the securities class action. Please refer to “Part I. Financial Information—Item 1. Financial Statements—Note 6, Commitments and Contingencies—Litigation” in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings. Securities-related class action litigation is often expensive and diverts management’s attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if Talphera experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.5	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.2	01/09/2024

10.1+	Amended and Restated 2020 Equity Incentive Plan.	8-K	001-35068	10.1	06/24/2024

10.2+	Amended and Restated 2011 Employee Stock Purchase Plan.	8-K	001-35068	10.2	06/24/2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from Talphera, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Indicates management contract or compensatory plan

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

Date: August 14, 2024	Talphera, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)