Form 10-Q
period 2024-09-30
TALPHERA, INC.
filed 2024-11-13
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024, the number of outstanding shares of the registrant’s common stock was 17,029,218.

TALPHERA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

•

the impact of the discontinuation by our corporate partner, Vertical Pharmaceuticals LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, of its marketing, sales, and distribution of the DSUVIA product;

•	the extent of future sales of DSUVIA by Alora to the Department of Defense, or DoD, given the discontinuation of its marketing, sales and distribution efforts related to DSUVIA;

•	the size and growth potential of the potential markets for our developmental product candidates in the United States and in other jurisdictions, and our ability to serve those markets;

•	our estimates of the existence of, and commercial potential for, markets for our developmental product candidates, if approved;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Talphera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023(1)
Assets
Current Assets:
Cash and cash equivalents	$11,117	$5,721
Short-term investments	—	3,660
Prepaid expenses and other current assets	1,078	2,195
Total current assets	12,195	11,576
In-process research and development asset	8,819	8,819
Total assets	$21,014	$20,395
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$396	$1,336
Accrued and other liabilities	1,643	2,445
Liabilities of discontinued operations, current portion	723	731
Total current liabilities	2,762	4,512
Warrant liability	2,084	1,778
Liability related to the sale of future payments	6,527	—
Total liabilities	11,373	6,290
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 17,026,313 and 16,952,519 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	17	17
Additional paid-in capital	464,984	458,314
Accumulated deficit	(455,360)	(444,226)
Total stockholders’ equity	9,641	14,105
Total Liabilities and Stockholders’ Equity	$21,014	$20,395

(1)

The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Revenue	$—	$117	$—	$370
Operating costs and expenses:
Research and development	2,053	1,178	5,395	3,777
Selling, general and administrative	1,696	2,248	6,861	9,199
Total operating costs and expenses	3,749	3,426	12,256	12,976
Loss from operations	(3,749)	(3,309)	(12,256)	(12,606)
Other income, net:
Interest expense	—	—	—	(134)
Interest income and other income, net	155	187	576	1,245
Gain on sale of future payments	—	—	1,246	—
Gain (loss) on change in fair value of warrant liability	241	1,706	(306)	5,718
Non-cash interest expense on liability related to the sale of future payments	—	—	(394)	—
Total other income, net	396	1,893	1,122	6,829
Net loss before income taxes	(3,353)	(1,416)	(11,134)	(5,777)
Provision for income taxes	—	(2)	—	(5)
Net loss from continuing operations	(3,353)	(1,418)	(11,134)	(5,782)
Net income (loss) from discontinued operations – See Note 3	—	61	—	(8,098)
Net loss	$(3,353)	$(1,357)	$(11,134)	$(13,880)
Net (loss) income per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.13)	$(0.08)	$(0.43)	$(0.45)
Basic and diluted, discontinued operations	$0.00	$0.00	$0.00	$(0.63)
Basic and diluted loss per share	$(0.13)	$(0.08)	$(0.43)	$(1.08)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 10	26,212,902	16,758,322	25,713,999	12,880,338

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	16,952,519	$17	$458,314	$(444,226)	$14,105
Stock-based compensation	—	—	302	—	302
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	23,952	—	(17)	—	(17)
Net proceeds from issuance of prefunded warrants in connection with equity financing	—	—	5,884	—	5,884
Issuance of common stock upon ESPP purchase	16,255	—	14	—	14
Net loss	—	—	—	(3,954)	(3,954)
Balance as of March 31, 2024	16,992,726	17	464,497	(448,180)	16,334
Stock-based compensation	—	—	223	—	223
Issuance of common stock upon vesting of restricted stock units	251	—	—	—	—
Net loss	—	—	—	(3,827)	(3,827)
Balance as of June 30, 2024	16,992,977	17	464,720	(452,007)	12,730
Stock-based compensation	—	—	234	—	234
Issuance of common stock upon vesting of restricted stock units	76	—	—	—	—
Issuance of common stock upon ESPP purchase	33,260	—	30	—	30
Net loss	—	—	—	(3,353)	(3,353)
Balance as of September 30, 2024	17,026,313	$17	$464,984	$(455,360)	$9,641

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2023	8,243,680	$8	$447,635	$(425,829)	$21,814
Stock-based compensation	—	—	569	—	569
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	21,700	—	(22)	—	(22)
Exercise of prefunded warrants	2,632,898	2	—	—	2
Issuance of common stock upon ESPP purchase	26,016	1	30	—	31
Net loss	—	—	—	(8,152)	(8,152)
Balance as of March 31, 2023	10,924,294	11	448,212	(433,981)	14,242
Stock-based compensation	—	—	471	—	471
Issuance of hold back common stock in connection with asset acquisition	69,808	—	77	—	77
Net loss	—	—	—	(4,371)	(4,371)
Balance as of June 30, 2023	10,994,102	11	448,760	(438,352)	10,419
Stock-based compensation	—	—	378	—	378
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	5,500	—	—	—	—
Exercise of pre-funded warrants	595,883	1	—	—	1
Issuance of common stock upon ESPP purchase	16,193	—	14	—	14
Issuance of common stock and warrants, net	5,340,591	5	8,847	—	8,852
Net loss	—	—	—	(1,357)	(1,357)
Balance as of September 30, 2023	16,952,269	$17	$457,999	$(439,709)	$18,307

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,134)	$(13,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future payments	394	—
Depreciation and amortization	—	311
Net amortization of discount on short term investments	(121)	(15)
Non-cash interest expense related to debt financing	—	53
Revaluation of liability for Lowell holdback shares	—	(723)
Stock-based compensation	759	1,418
Loss (gain) on change in fair value of warrant liability	306	(5,718)
Impairment of net assets held for sale	—	6,853
Impairment of fixed assets	—	1,065
Gain on termination of lease liabilities	—	(1,098)
Gain on extinguishment of debt liability	—	(400)
Changes in operating assets and liabilities:
Inventories	—	61
Prepaid expenses and other current assets	1,117	1,423
Accounts payable	(945)	(957)
Accrued liabilities	(805)	(1,761)
Operating lease liabilities	—	(146)
Deferred revenue	—	(29)
Net cash used in operating activities	(10,429)	(13,543)
Cash flows from investing activities:
Purchase of property and equipment	—	(100)
Sale of the DSUVIA assets	—	2,723
Purchase of investments	(4,979)	—
Proceeds from maturities of investments	8,760	500
Net cash provided by investing activities	3,781	3,123
Cash flows from financing activities:
Payment of long-term debt	—	(5,416)
Gross proceeds from sale of future payments	6,654	—
Issuance costs related to sale of future payments	(521)	—
Net proceeds from issuance of common stock, accompanying warrants and pre-funded warrants in July 2023 private placement offering	—	8,924
Net proceeds from issuance of common stock in connection with exercise of prefunded warrants	5,884	3
Net proceeds from issuance of common stock through equity plans	27	23
Net cash provided by financing activities	12,044	3,534
Net change in cash and cash equivalents	5,396	(6,886)
Cash and cash equivalents—Beginning of period	5,721	20,275
Cash and cash equivalents—End of period	$11,117	$13,389

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equity issuance costs from warrant modification	$251	$—
Settlement for held back shares issued in connection with asset acquisition	$—	$(77)
Offering costs in accounts payable	$—	$72
Fair value of warrants issued to placement agent	$—	$263

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

Liquidity and Going Concern

The condensed consolidated financial statements for the three and nine months ended September 30, 2024 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC.

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

Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available, the Company may be required to further reduce its workforce, delay the ongoing clinical trial for Niyad, or delay the development of its regulatory filing plans for its product candidates in advance of the date on which the Company’s cash resources are exhausted to ensure that the Company has sufficient capital to meet its obligations and continue on a path designed to preserve stockholder value. In addition, if additional funds are raised through collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish rights to its technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to the Company.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q, and accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 6, 2024. The unaudited financial information for the interim periods presented herein reflects all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of its financial position and the condensed consolidated results of operations for the periods presented. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year's presentation. In particular, other assets has been reclassified as prepaid expenses and other current assets in the condensed consolidated balance sheets, accounts receivable and other assets have been reclassified as prepaid expenses and other current assets and payment of employee tax obligations related to vesting of restricted stock units has been reclassified to net proceeds from issuance of common stock through equity plans in the condensed consolidated statement of cash flows and the portion of interest income and other income, net related to the revaluation of liability-classified warrants has been reclassified to change in fair value of warrants in the condensed consolidated statements of operations.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2024, from those previously disclosed in its 2023 Annual Report on Form 10-K, except as follows:

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

As of September 30, 2024, and December 31, 2023, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$413	$—	$—	$413
Money market funds	1,925	—	—	1,925
U.S. government agency securities	8,779	—	—	8,779
Total cash and cash equivalents	$11,117	$—	$—	$11,117

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,342	$—	$—	$1,342
Money market funds	90	—	—	90
U.S. government agency securities	1,896	—	—	1,896
Commercial paper	2,393	—	—	2,393
Total cash and cash equivalents	5,721	—	—	5,721

Short-term investments:
U.S. government agency securities	3,362	—	—	3,362
Commercial paper	298	—	—	298
Total short-term investments	3,660	—	—	3,660
Total cash, cash equivalents, and short-term investments	$9,381	$—	$—	$9,381

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three and nine months ended September 30, 2024 or the year ended December 31, 2023. As such, the Company did not record a credit allowance for the three and nine months ended September 30, 2024 or the year ended December 31, 2023.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of September 30, 2024 and December 31, 2023, the Company held, in addition to Level II assets, a warrant liability related to the December 2022 Common Stock Warrants. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of September 30, 2024
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,925	$1,925	$—	$—
U.S. government agency securities	8,779	—	8,779	—
Total assets measured at fair value	$10,704	$1,925	$8,779	$—
Liabilities
Warrant liability	$2,084	$—	$—	$2,084
Total liabilities measured at fair value	$2,084	$—	$—	$2,084

	As of December 31, 2023
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$90	$90	$—	$—
U.S. government agency securities	5,258	—	5,258	—
Commercial paper	2,691	—	2,691	—
Total assets measured at fair value	$8,039	$90	$7,949	$—
Liabilities
Warrant liability	$1,778	$—	$—	$1,778
Total liabilities measured at fair value	$1,778	$—	$—	$1,778

The following tables set forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Fair value—beginning of period	$2,325	$1,778
(Gain) loss on change in fair value of December 2022 Common Stock Warrants liability	(241)	306
Fair value—end of period	$2,084	$2,084

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Fair value—beginning of period	$3,086	$7,098
Gain on change in fair value of December 2022 Common Stock Warrants liability	(1,706)	(5,718)
Fair value—end of period	$1,380	$1,380

The common warrants issued in December 2022 to purchase an aggregate of 4,227,052 shares of common stock, or the December 2022 Common Stock Warrants, were accounted for by the Company as a liability. At September 30, 2024, the December 2022 Common Stock Warrants were valued at approximately $2.1 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.8566 per share, expected life of 4.25 years, volatility of 99.6%, a risk-free rate of 3.58% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

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

The following table presents the results of the discontinued operations for the three- and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total revenues	$—	$—	$—	$501
Cost of goods sold	—	—	—	711
Selling, general and administrative expense	—	21	—	719
(Recovery) impairment of net assets held for sale	—	(82)	—	6,853
Impairment of fixed assets	—	—	—	1,065
Gain on termination of lease liabilities	—	—	—	(1,098)
Research and development expenses	—	—	—	349
Net income (loss) from discontinued operations	$—	$61	$—	$(8,098)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented (in thousands).

	September 30, 2024	December 31, 2023
Accrued liabilities	$723	$731
Total current liabilities of discontinued operations	723	731
Net assets (liabilities) of discontinued operations	$(723)	$(731)

The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying condensed consolidated statements of cash flows (in thousands):

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Depreciation and amortization	$—	$215
Stock-based compensation	—	19
Impairment of net assets held for sale	—	6,853
Impairment of fixed assets	—	1,065
Gain on termination of lease liabilities	—	(1,098)
Gain on extinguishment of debt	—	(400)
Purchases of property and equipment	—	(100)

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

As the payments are remitted to XOMA, the liability will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future payments, the Company is required to estimate the total amount of future payments to XOMA over the life of the Purchase Agreement. In October 2024, Alora notified the Company that they are discontinuing their sales efforts on behalf of DSUVIA. At this time, the Company is uncertain as to the impact of this decision on sales of DSUVIA to the DoD. As a result, the Company estimates that future payments under the Purchase Agreement will be less than the proceeds from the sale of such future payments. Accordingly, the Company will not recognize any related non-cash interest expense. When the expected payments under the sale of future payments are lower than the gross proceeds of $6.6 million received, the Company defers recognition of any probable contingent gain until the Company has met its obligations under the liability related to the sale of future payments. For the three and nine months ended September 30, 2024, the estimated effective interest rate under the agreement was approximately 0% and 9%, respectively.

The Company did not recognize any non-cash payment interest revenue and recognized non-cash interest expense of approximately $0.4 million during the nine months ended September 30, 2024. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future payments in the condensed consolidated statements of operations.

The following table shows the activity within the liability account during the nine months ended September 30, 2024 and the period from inception to September 30, 2024 (in thousands):

	Nine months ended September 30, 2024	Period from inception to September 30, 2024
Liability related to sale of future payments — beginning balance	$—	$—
Proceeds from sale of future payments, net of issuance costs	6,133	6,133
Payments to XOMA	—	—
Non-cash interest expense recognized	394	394
Liability related to sale of future payments as of September 30, 2024	$6,527	$6,527

5. Long-Term Debt

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford Finance LLC, or Oxford, as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019.

In connection with the closing of the divestment of DSUVIA to Alora, on April 3, 2023, the Company paid Oxford the remaining amount due of approximately $3.4 million including accrued interest and fees under the Loan, and the Loan Agreement was terminated with no further obligations by either party. Interest expense related to the Loan Agreement was $0.1 million, which represented amortization of the debt discount, for the nine months ended September 30, 2023.

6. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On September 1, 2022, the Court held oral hearings on the Company’s motion to dismiss the amended complaint with prejudice that was filed on July 21, 2022. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022, the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. On September 5, 2023, the plaintiffs filed a third amended complaint. On May 7, 2024, the Court granted defendants’ motion to dismiss the third amended complaint, with prejudice, and entered judgment for defendants on plaintiffs’ claims. On June 5, 2024, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. The plaintiffs filed their opening brief on September 27, 2024, and the deadline for defendants to file their response brief is November 29, 2024.

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

7. Stockholders’ Equity

Common Stock

January 2024 Private Placement

On January 17, 2024, the Company entered into a private placement with certain institutional investors, or the Purchasers, for aggregate gross proceeds of $6.0 million upfront, an additional $10.0 million committed upon the announcement of positive clinical trial results for the Company’s NEPHRO CRRT study of Niyad, and an additional $2.0 million if Talphera stock trades above a specified price following the NEPHRO CRRT registration trial announcement, before deducting offering expenses payable by the Company, or the Private Placement.

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

On September 30, 2024, the Company amended the securities purchase agreements of the Private Placement, dated January 17, 2024, with entities affiliated with Nantahala Management, LLC, or the Nantahala Agreements, to extend to June 30, 2025 the date by which the Company must achieve the precedent conditions to the second closing thereunder, or the Nantahala Amendments. If prior to the second closing, the Company consummates an equity financing, then the purchasers shall be released from their obligation to purchase additional shares of common stock and/or pre-funded warrants pursuant to the Nantahala Agreements, as amended. The Company determined that the Nantahala Amendments represented a modification but that no financial impact would be recorded as the difference between the fair values of the Nantahala Agreements immediately before and after the Nantahala Amendments was insignificant.

The Private Placement contains customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties.

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

8. Warrants

The activity related to warrants during the nine months ended September 30, 2024, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at December 31, 2023	21,682,049	$1.40
Granted	7,792,208	$0.001
Outstanding at September 30, 2024	29,474,257	$0.96
Exercisable at September 30, 2024	29,474,257	$0.96

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

9. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, granted under the Company’s equity incentive plans and the Inducement Grant, and the Amended 2011 ESPP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$92	$210	$284	$383
Selling, general and administrative	142	168	475	1,016
Discontinued operations	—	—	—	19
Total	$234	$378	$759	$1,418

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans and the Inducement Grant:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2024	86,232	$7.57
Granted	176,768	1.03
Vested	(39,369)	12.08
Forfeited	(7,385)	1.89
Restricted stock units outstanding, September 30, 2024	216,246	$1.59

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

The following table summarizes stock option activity under the Company’s equity incentive plans and the Inducement Grant:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2024	893,321	$33.41
Granted	1,053,612	1.03
Forfeited	(40,801)	1.65
Expired	(26,326)	143.81
September 30, 2024	1,879,806	$14.40	7.7	$4
Vested and exercisable options— September 30, 2024	596,454	$38.67	4.6	$1
Vested and expected to vest— September 30, 2024	1,879,806	$14.40	7.7	$4

The per-share weighted average grant date fair value of the options granted during the nine months ended September 30, 2024 was estimated at $0.84 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine months ended September 30, 2024
Expected term (in years)	6.5
Risk-free interest rate	4.29%
Expected volatility	98%
Expected dividend rate	0%

As of September 30, 2024, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.2 million which is expected to be recognized over a weighted-average period of 2.6 years. As of September 30, 2024, there were 1,863,846 shares available for grant under the Company’s Amended 2020 Plan and 165,897 shares available for grant under the Company’s Amended 2011 ESPP.

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs, stock options and ESPP to purchase common stock	2,096,052	959,169	2,096,052	959,169
Common stock warrants	20,265,576	20,265,576	20,265,576	20,265,576

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

In January 2022, we acquired Lowell Therapeutics, Inc., or Lowell, a privately held company, pursuant to the Agreement and Plan of Merger, dated as of November 14, 2021, or the Merger Agreement, in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, and which includes up to approximately $26.0 million of contingent consideration payable in cash or stock at our option, upon the achievement of regulatory and sales-based milestones, or the Merger Agreement. In connection with the Merger Agreement, we acquired Niyad™ and LTX-608 (lyophilized vials of nafamostat for injection into the extracorporeal circuit or direct IV infusion to the patient, respectively), an in-process research and development, or IPR&D, asset. For additional information regarding the Merger Agreement, see Note 4, “Asset Acquisition” to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Recent Developments

In January 2024, we entered into the XOMA Agreement pursuant to which we sold to XOMA our right to amounts payable to us by Alora under the DSUVIA Agreement in exchange for $8.0 million in order to monetize certain future payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, payments on commercial sales of DSUVIA by Alora, and sales milestones we are entitled to under the DSUVIA Agreement with Alora, retaining the right, after XOMA has received $20.0 million of payments in respect of such payments, or the XOMA Threshold, to 50% of the payments in respect of net sales of DSUVIA to the DoD, 50% of potential sales-based milestones in respect of net sales of DSUVIA and 50% of certain associated license and acquisition payments relating to DSUVIA (see Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information). In October 2024, Alora notified us that they are discontinuing their sales efforts on behalf of DSUVIA. At this time, the Company is uncertain as to the impact of this decision on sales of DSUVIA to the DoD.

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

Our net loss for the three and nine months ended September 30, 2024 was $3.4 million and $11.1 million, respectively, compared to $1.4 million and $13.9 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $455.4 million. As of September 30, 2024, we had cash, cash equivalents and short-term investments totaling $11.1 million compared to $9.4 million as of December 31, 2023.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and nine months ended September 30, 2024, from those previously disclosed in our Annual Report, except as follows:

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

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three and nine months ended September 30, 2024 and 2023. Certain financial results (revenues and expenses) relating to the divestment of our DSUVIA/DZUVEO business are reflected in discontinued operations. See Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information. Unless otherwise noted, the revenue and expense amounts discussed below are based on and relate to our continuing operations.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Three and Nine Months Ended September 30, 2024 and 2023

Revenue

There was no revenue recognized in the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, we recognized $0.1 million and $0.4 million in revenue, respectively, related to the DSUVIA Agreement with Alora under the Marketing Agreement executed in April 2023, pursuant to which Talphera has the exclusive right to market and offer DSUVIA for sale to DoD and for which Alora pays us 75% of net sales of DSUVIA sold to DoD.

Research and Development Expenses

Research and development expenses included the following:

•	expenses incurred under agreements with contract research organizations and clinical trial sites;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party pharmaceutical and engineering development contractors;

•	payments to third party manufacturers;

•	other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, and equipment and laboratory and other supply costs; and

•	costs for equipment and laboratory and other supplies.

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

Below is a summary of our research and development expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
Drug Indication/Description	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
	(In thousands, except percentages)
Research and development expenses	$2,053	$1,178	$875	74%	$5,395	$3,777	$1,618	43%

Research and development expenses for the three and nine months ended September 30, 2024 increased as compared to the three and nine months ended September 30, 2023, primarily due to an increase in costs associated with Niyad development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
	(In thousands, except percentages)
Selling, general and administrative expenses	$1,696	$2,248	$(552)	(25)%	$6,861	$9,199	$(2,338)	(25)%

Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily due to the divestment of DSUVIA. More specifically, the decrease for the three months ended September 30, 2024 compared to September 30, 2023 was attributed to a $0.2 million reduction in employee compensation and related expenses due to a reduction in headcount, a $0.1 million reduction in legal fees, a $0.1 million decrease in non-cash stock-based compensation expense, and a net decrease in other selling, general and administrative expenses of approximately $0.2 million, and the decrease for the nine months ended September 30, 2024 compared to September 30, 2023 was attributed to a $0.6 million reduction in employee compensation and related expenses due to a reduction in headcount, a $0.8 million reduction in legal fees, a $0.5 million decrease in stock-based compensation expense, and a net decrease in other selling, general and administrative expenses of approximately $0.5 million.

Other Income (Expense), Net

Total other income (expense), net for the three and nine months ended September 30, 2024 and 2023, was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
	(In thousands, except percentages)
Interest expense	$—	$—	$—	—%	$—	$(134)	$134	(100)%
Interest income and other income, net	155	187	(32)	(17)%	576	1,245	(669)	(54)%
Gain on sale of future payments	—	—	—	—%	1,246	—	1,246	—%
Change in fair value of warrant liability	241	1,706	(1,465)	(86)%	(306)	5,718	(6,024)	(105)%
Non-cash interest expense on liability related to sale of future payments	—	—	—	—%	(394)	—	(394)	—%
Total other income (expense), net	$396	$1,893	$(1,497)	(79)%	$1,122	$6,829	$(5,707)	(84)%

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

Interest income and other income, net, for the three and nine months ended September 30, 2024 and 2023, consisted of interest earned on our investments and included a $0.7 million gain on the satisfaction of the contingency related to the liability for the Lowell holdback shares issued in June 2023.

Gain on sale of future payments for the nine months ended September 30, 2024 consisted of $1.2 million in other income related to the XOMA Purchase Agreement (see Note 4, “Sale of Future Payments”).

Change in fair value of warrant liability for the three and nine months ended September 30, 2024 included a $0.2 million decrease and an $0.3 million increase in the fair value of our warrant liability, respectively, as compared to a $1.7 million and $5.7 million decrease in the fair value of our warrant liability for the three and nine months ended September 30, 2023, respectively.

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

Liquidity and Capital Resources

Liquidity and Going Concern

As of September 30, 2024, we had cash, cash equivalents and investments totaling $11.1 million, compared to $9.4 million as of December 31, 2023. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, U.S. government agency securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

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

While we believe our plans to raise additional funds will alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, these plans are not entirely within our control and cannot be assessed as being probable of occurring. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to further reduce our workforce, delay, reduce the scope of, or cease, the development of our product candidates in advance of the date on which our cash resources are exhausted to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value. In addition, if we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish rights to our technologies, future revenue streams or product candidates, or to grant licenses on terms that may not be favorable to us.

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

On September 30, 2024, we amended our securities purchase agreements, dated January 17, 2024, with entities affiliated with Nantahala Management, LLC, or the Nantahala Agreements, to extend to June 30, 2025 the date by which we must achieve the precedent conditions to the second closing thereunder, or the Nantahala Amendments. If prior to the second closing, we consummate an equity financing, then the purchasers shall be released from their obligation to purchase additional shares of common stock and/or pre-funded warrants pursuant to the Nantahala Agreements, as amended.

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

Cantor Controlled Equity OfferingSM Sales Agreement

In June 2016, we entered into a Controlled Equity OfferingSM Sales Agreement, as amended, the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, as agent, pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock. There were no sales under the ATM Agreement for the three and nine months ended September 30, 2024 or 2023. Our ability to sell such shares will be subject to the filing of a prospectus supplement with the SEC to our registration statement on Form S-3 and will be limited until we are no longer subject to the SEC’s “baby shelf” limitations.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(10,429)	$(13,543)
Net cash provided by investing activities	3,781	3,123
Net cash provided by financing activities	12,044	3,534

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

Cash used in operating activities of $10.4 million during the nine months ended September 30, 2024, reflected a net loss of $11.1 million, partially offset by aggregate non-cash charges of $1.3 million and included an approximate $0.6 million net change in our operating assets and liabilities. Significant non-cash adjustments included $0.8 million in stock-based compensation expense, $0.4 million in interest expense related to the sale of future payments and a $0.3 million increase in the fair value of our warrant liability. The net change in our operating assets and liabilities was primarily due to a $1.1 million decrease in prepaid expenses and other current assets, a $0.9 million decrease in accounts payable and a $0.8 million decrease in accrued liabilities.

Cash used in operating activities of $13.5 million during the nine months ended September 30, 2023, reflected a net loss of $13.9 million, partially offset by aggregate non-cash charges of approximately $1.7 million and included an approximate $1.4 million net change in our operating assets and liabilities. Non-cash adjustments included an impairment charge of $6.9 million on our net assets held for sale in connection with our divestment of DSUVIA, an impairment charge of $1.1 million on fixed assets, a gain of $1.1 million related to the termination of lease liabilities, a $5.7 million decrease in the fair value of our warrant liability, $1.4 million in stock-based compensation expense, a $0.4 million gain on extinguishment of debt, and $0.3 million in depreciation and amortization expense. The net change in our operating assets and liabilities included a $1.4 million decrease in prepaid expenses and other current assets, a $1.8 million decrease in accrued liabilities, and a $1.0 million decrease in accounts payable.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures and purchases and sales and maturities of our available-for-sale investments.

During the nine months ended September 30, 2024, cash provided by investing activities of $3.8 million was primarily the net result of $5.0 million in purchases of investments and $8.8 million in proceeds from maturity of investments.

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

During the nine months ended September 30, 2024, cash provided by financing activities of $12.0 million was primarily due to net proceeds from the XOMA Purchase Agreement of $6.1 million, and $5.9 million in net proceeds from the January 2024 private placement.

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

Our future capital requirements may vary materially from our expectations based on numerous factors, including, but not limited to, the following:

•	the ability to timely and successfully complete our clinical trial for the Niyad product candidate;

•	the outcome, timing and cost of the development of our other nafamostat product candidates;

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

We have devoted most of our financial resources to research and development, including our non-clinical development activities and clinical trials. To date, we have financed our operations primarily through the issuance of equity securities, borrowings and royalty financings. The size of our future net losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We expect to continue to incur substantial expenses as we support research and development activities for our product candidates. If our product candidates are not successfully developed or commercialized in the U.S., or if revenues are insufficient following marketing approval, we will not achieve profitability and our business may fail. Our success is also dependent on current and future collaborations to market our products outside of the United States, which may not materialize or prove to be successful.

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

The unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2024 were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In October 2024, Alora notified us that they are discontinuing their sales efforts on behalf of DSUVIA. At this time, the Company is uncertain as to the impact of this decision on sales of DSUVIA to the DoD. There can be no assurance that Alora will successfully commercialize DSUVIA pursuant to the DSUVIA Agreement. The XOMA Threshold may never be attained, and we may never realize sufficient payments from our retained future interest in DSUVIA from Alora to become profitable. Although we had a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal was unable to achieve a level of commercial sales of Zalviso to trigger sales milestone payments that would have been payable to us.

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

In October 2024, Alora notified us that they are discontinuing their sales efforts on behalf of DSUVIA. At this time, the Company is uncertain as to the impact of this decision on sales of DSUVIA to the DoD. Under the DSUVIA Agreement, Alora is responsible for commercializing DSUVIA except that we retain the responsibility for driving the demand within the DoD, and, if the XOMA Threshold is achieved, we will be entitled to receive quarterly payments in an amount equal to one-half of the 75% of net DSUVIA sales to the DoD. Refer to Note 3, “Discontinued Operations” and Note 4, “Sale of Future Payments” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information. Future sales of DSUVIA by Alora to the DoD are not predictable, may occur on an irregular basis, and may not meet expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. Even if Alora does generate revenue from such sales and the XOMA Threshold is achieved such that we receive payments, we may never generate revenue that is significant or predictable, which could impair our value and our ability to raise capital, expand our business or continue our operations.

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on Talphera-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug or medical device product candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021 in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. On September 28, 2022, the Court issued a formal written opinion, or the First Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint. On November 28, 2022, the plaintiffs filed their second amended complaint. On July 7, 2023, the Court issued a formal written opinion, or the Second Opinion, dismissing all of the plaintiff’s claims against the Company and the named defendants with leave for plaintiffs to amend their complaint in part and without leave to amend in part. On September 5, 2023, the plaintiffs filed a third amended complaint. On May 7, 2024, the Court granted defendants’ motion to dismiss the third amended complaint, with prejudice, and entered judgment for defendants on plaintiffs’ claims. On June 5, 2024, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. The plaintiffs filed their opening brief on September 27, 2024, and the deadline for defendants to file their response brief is November 29, 2024. On July 6, 2021, September 30, 2021, October 26, 2021 and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. On February 16, 2024, another purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, asserting the same claims as those in the previously filed derivative actions. The case has been stayed pending the outcome of any motion to dismiss the securities class action. Please refer to “Part I. Financial Information—Item 1. Financial Statements—Note 6, Commitments and Contingencies—Litigation” in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings. Securities-related class action litigation is often expensive and diverts management’s attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if Talphera experiences a decline in its stock price, we could face additional securities class action lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.5	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.2	01/09/2024

10.1	Form of Amendment No. 1 to Securities Purchase Agreement, dated September 30, 2024, by and among Talphera, Inc. and entities affiliated with Nantahala Management, LLC.	8-K	001-35068	10.1	10/01/2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Talphera, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: November 13, 2024	Talphera, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)