Form 10-K
period 2024-12-31
TALPHERA, INC.
filed 2025-03-31
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the Nasdaq Global Market on that date, was approximately $13.2 million. The calculation excludes 2,138,442 shares of the registrant’s common stock held by current executive officers, directors and principal stockholder that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 17, 2025, the number of outstanding shares of the registrant’s common stock was 17,098,345.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2024 (the “2025 Proxy Statement”), are incorporated by reference into Part III of this report.

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

Summary of Principal Risk Factors

Our business is subject to numerous risks, as more fully described in this section below this summary. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, our risks include:

●

There is substantial doubt regarding our ability to continue as a going concern. We require additional capital and may be unable to raise such capital, which would force us to delay, reduce or eliminate our commercialization efforts and product development programs and could cause us to be unable to continue to operate as a going concern and cease operations.

●

Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements, which could limit our ability to raise additional capital in the future, limit our investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

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

2024 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

Our portfolio consists of nafamostat product candidates and pre-filled syringe product candidates, as further described below.

Nafamostat Product Candidates

In January 2022, we acquired Lowell Therapeutics, Inc., or Lowell, a privately held company, pursuant to the Agreement and Plan of Merger, dated as of November 14, 2021, or the Merger Agreement, in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, and which includes up to approximately $26.0 million of contingent consideration payable in cash or stock at our option, upon the achievement of regulatory and sales-based milestones, or the Merger Agreement. In connection with the Merger Agreement, we acquired Niyad™ and LTX-608 (lyophilized vials of nafamostat for infusion into the extracorporeal circuit or direct IV infusion to the patient, respectively), an in-process research and development, or IPR&D, asset. For additional information regarding the Merger Agreement, see Note 4, “Asset Acquisition” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Product/Product Candidate	Description	Target Use	Status
Niyad	Lyophilized vial containing nafamostat for infusion	Regional anticoagulant for infusion into the extracorporeal circuit	Received an investigational device exemption, or IDE, and Breakthrough Device Designation from the United States Food and Drug Administration, or FDA, and registrational trial is ongoing.

LTX-608	Lyophilized vial containing nafamostat for infusion	IV infusion for disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment	IND will be evaluated for submission following toxicology evaluation to enable Phase 2 study.

Niyad

We are developing Niyad to become the first and only FDA-approved regional anticoagulant for use in adult patients undergoing continuous renal replacement therapy, or CRRT. Niyad is infused into the extracorporeal circuit, such as the dialysis circuit during continuous renal replacement therapy, or CRRT, for acute kidney injury, or AKI, patients in the hospital. In the future, Niyad may have benefit for use in chronic kidney disease patients undergoing intermittent hemodialysis, or IHD, in dialysis centers. Our initial priority is for use during CRRT, which is the focus of the current registrational study. Niyad is being studied under an Investigational Device Exemption, or IDE, and has received Breakthrough Device Designation from the FDA and an ICD-10 procedural code from the U.S. Centers for Medicare & Medicaid Services. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved and used in Japan and South Korea for over 30 years as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation and acute pancreatitis. Niyad has the potential for six years of data exclusivity upon FDA approval of the device. In addition, we have filed an international patent application pursuant to the Patent Cooperation Treaty (PCT) for its use as an anticoagulant as described. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, which has a half-life of 8 minutes, with anticoagulant, anti-inflammatory and potential anti-viral activities.

The Niyad NEPHRO CRRT Study, which has received both IDE approval from the FDA and central Institutional Review Board, or IRB, approval, is designed as a prospective, double-blinded trial to be conducted at up to 14 U.S. hospital intensive care units. NEPHRO CRRT stands for Nafamostat Efficacy in Phase 3 Registrational Continuous Renal Replacement Therapy Study. We have initiated the NEPHRO study and we plan to submit an application for Premarket Approval, or PMA, to the FDA upon completion of the trial. The study will enroll and evaluate 70 adult patients undergoing renal replacement therapy, who cannot tolerate heparin or are at risk for bleeding. The primary endpoint of the study is mean post-filter activated clotting time using Niyad versus placebo over the first 24 hours. Key secondary endpoints include filter lifespan, number of filter changes over 72 hours, number of transfusions over 72 hours and dialysis efficacy (based on urea concentration) over the first 24 hours. We believe that decades of commercial use and post-marketing safety data available for nafamostat in Japan and South Korea can help guide and support our Niyad development efforts in the United States.

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

The Market Opportunity for Nafamostat Products

The current market landscape for anticoagulants used during CRRT includes heparin, a systemic anticoagulant that anticoagulates both the patient and the extracorporeal circuit, and citrate, a regional anticoagulant used for anticoagulation of the circuit only and is primarily being used off-label by physicians. Regiocit, which is a branded form of citrate in the United States, has not been approved for regional anticoagulation and is authorized under an Emergency Use Authorization, or EUA, while other forms of citrate are being used off-label for regional anticoagulation of the extracorporeal circuit. No anticoagulant is used during CRRT in 29% of cases, the default decision when physicians are concerned with the safety of heparin or citrate. According to our market research, when an anticoagulant is not used for CRRT, frequent filter clogging is the most commonly encountered unintended result, with 20-25% of research respondents stating that due to such clogging issues increased blood transfusions were needed. Since the citrate anticoagulant alternative has not received FDA approval for anticoagulation of the extracorporeal circuit, we believe that nafamostat, if approved for use in regional anticoagulation in CRRT and other procedures, may be beneficial in certain patient populations where current products may be contraindicated. Our market research indicated physicians chose not to use current anticoagulation products because of a number of concerns, including hypocalcemia, citrate lock, calcium shortages, and nursing time required to administer and monitor citrate, among other concerns.

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

We believe Niyad’s peak sales potential may exceed $200 million annually in the United States if it is approved for use during CRRT and IHD, based on an estimated addressable population of 500,000 patients undergoing CRRT of $575 million, and an estimated addressable population of 350,000 patients undergoing IHD of $3.5 billion. Exposure of blood to the dialysis filter causes clotting, which is a major limitation to care during CRRT, as it leads to inefficient dialysis, causes blood loss and depletes limited resources. Circuit clotting is the most frequent cause of therapy interruption in circuit dialysis procedures.

We also believe that nafamostat has the potential for use in other indications. LTX-608 is the name for our potential second nafamostat product candidate. We are evaluating the first targeted indication for LTX-608; however, since nafamostat is approved in Japan and South Korea for DIC and acute pancreatitis, one of these may be the first targeted indication for LTX-608. Our estimate of the number of DIC patients annually is over 250,000.

Competition for Nafamostat Products

Niyad is the first nafamostat product candidate we are developing to be used as a regional anticoagulant for the extracorporeal circuit. There are currently no products approved by the FDA for use as a regional anticoagulant in the extracorporeal circuit. If approved, Niyad would be the first and only product approved for this indication. As discussed above, the current standards of care being used today are heparin and citrate. Heparin is a systemic anticoagulant and cannot be used in patients who are at risk of bleeding. Citrate is complex to administer and requires significant human resource time and attention given the nature of the product, and cannot be used in patients with liver failure, which is approximately 43% of acute kidney injury patients. Based on our research of the CRRT market, heparin is used approximately 43% of the time, while citrate is used approximately 28% of the time. The remaining 29% of the time there is no anticoagulant used which is partly driven by the safety concerns with heparin or citrate. We believe the primary opportunity for Niyad is within the 57% of the market that uses either citrate or no anticoagulant.

We are evaluating the second targeted indication for our nafamostat product development candidate, LTX-608. Since nafamostat is approved in Japan and South Korea for the treatment of DIC and acute pancreatitis, we may focus on of these indications for development of our first LTX-608 product candidate.

Pre-filled Syringe (PFS) Product Candidates

Fedsyra and Phenylephrine

The PFS product candidates are ready-to-use formulations of active ingredients that are currently approved in the United States in concentrated formulations that must be diluted prior to administration to patients, and more recently in ready-to-use vial, and in the case of ephedrine, ready-to-use pre-filled syringe formulations. Hospitals currently purchase ready-to-use, pre-filled syringe presentations of these active ingredients mainly from compounding facilities that have not obtained FDA approval for the products, or manually dilute the products in-house. There are two recently FDA-approved pre-filled ephedrine syringe products available on the market, which may impact our decision on submitting an NDA and further pursuing an approval. Our product candidates have been developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, eliminating the need for calculations and additional dilution and filling steps. Aguettant pre-filled syringes are focused on delivering commonly used medicines safely and efficiently. Perioperative medication errors continue, and pre-filled syringes are preferred for improving safety while containing costs. We believe that, if approved, our pre-filled syringe products may offer significant benefits to hospitals and surgery centers and avoid potential disadvantages of the currently available compounded products. We are currently focusing our resources on the registrational trial for Niyad and have therefore de-prioritized development of our pre-filled syringe product candidates. Given the two other FDA-approved products recently made available on the market, it is possible we will decide not to further pursue our pre-filled syringe product candidates.

The Market Opportunity for Pre-Filled Syringe Products

Our product candidates are innovative ready-to-use formulations of molecules that are currently approved in a concentrated formulation that must be diluted prior to administration to patients, and more recently in ready-to-use vial and, in the case of ephedrine, pre-filled syringe formulations. Hospitals primarily purchase non-FDA approved ready-to-use, pre-filled syringe products mainly from compounding facilities, or manually dilute the products in-house, but the two recently FDA approved pre-filled ephedrine products are gaining share. Our product candidates have been developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, potentially eliminating the need for on-the-spot calculations and additional dilution and filling steps. We therefore believe that, if approved, our products could offer significant benefits to hospitals and surgery centers over the current compounded products. Given the two FDA-approved products recently made available on the market, it is possible we will decide not to further pursue our pre-filled syringe product candidates.

Competition for Pre-filled Syringe Products

Hospitals currently purchase non-FDA approved ready-to-use, pre-filled syringe ephedrine and phenylephrine products from compounding facilities and, in the case of ephedrine, two recently FDA-approved pre-filled syringe formulations, or manually dilute the products in-house. Our pre-filled syringe product candidates are being developed in a ready-to-use strength and pre-filled into syringes that can be immediately administered to patients, potentially eliminating the need for calculations and additional dilution and filling steps. We therefore believe that, if approved, our products may offer significant benefits to hospitals and surgery centers over the current compounded products. In addition, our pre-filled syringe product candidates will also compete with existing generic versions of concentrated vial forms of product, ready-to-use diluted vial forms of product, and for Fedsyra, two recently FDA-approved pre-filled syringes with a different formulation and concentration than our product candidate. As a result of the two recently FDA-approved pre-filled ephedrine syringes made available on the market, it is possible we will decide not to further pursue our pre-filled syringe product candidates.

Our Strategy

Our strategy is focused on developing, obtaining approval, and commercializing Niyad. We intend to expand our portfolio to include additional acute care therapies for use in medically supervised settings.

Sales and Marketing

Our sales and marketing resources are focused on pre-launch activities for Niyad. We are currently evaluating the market opportunity as well as the strategy for a potential launch of Niyad with either internal resources, or with a potential commercial partner. If we submit an NDA, and if approved, the pre-filled syringe product candidates will not require a significant sales force as we expect this will mainly be sold through contracting with hospital networks, wholesalers and group purchasing organizations.

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

If we pursue the pre-filled syringe product candidates, Aguettant will be our sole sourced manufacturer of our commercial supply of pre-filled syringe products. Aguettant currently has their own manufacturing facilities, where they produce pre-filled syringes for the European market. We will purchase the pre-filled syringes from Aguettant under our existing supply agreement if and when the FDA approves the pre-filled syringe products for marketing.

DSUVIA Divestment

We divested DSUVIA to Alora Pharmaceuticals, LLC, or Alora, in April 2023, who agreed to continue to commercialize the product and pay us royalties, sales-based milestone and other payments, as defined in the DSUVIA Agreement (see Note 3, “Discontinued Operations” to the consolidated financial statements to this Annual Report on Form 10-K for additional information regarding the DSUVIA Agreement). We will continue marketing DSUVIA to the Department of Defense, or DoD. We have no plans to further develop or commercialize any of our other sufentanil sublingual products that were previously our product candidates.

In January 2024, we entered into an agreement with XOMA (US) LLC, or XOMA, whereby we have sold our rights to all payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, and sales milestones we are entitled to under the DSUVIA Agreement with Alora, until XOMA receives a certain specified return on its investment, after which we will share equally in the payments earned on sales to the Department of Defense, milestones and other payments from Alora (see Note 7, “Sale of Future Payments” to the consolidated financial statements to this Annual Report on Form 10-K for additional information). This transaction was consummated to provide further funding for the development of our lead product candidate, Niyad. In October 2024, Alora notified us that they are discontinuing their DSUVIA sales efforts to non-DoD customers. At this time, we are uncertain as to the impact of this decision on sales of DSUVIA to the DoD, but we expect to be able to continue to market DSUVIA to the DoD until all inventory is sold or Alora makes the decision to no longer provide the supply of DSUVIA to the DoD. We are working to attempt to facilitate a longer-term supply arrangement for DSUVIA, but there are no assurances we will be successful.

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

We have recently filed for additional patent coverage in the United States and Europe. If issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, we expect that these patents will extend into 2045, excluding any additional term for potential patent term adjustments or patent term extensions in the United States. We note that the patent laws of foreign countries differ from those in United States, and the degree of protection afforded by foreign patents may be different from the protection offered by U.S. patents. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents.

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

Medical Devices

Niyad, our nafamostat product in development for use as a regional anticoagulant for infusion into the extracorporeal circuit, is regulated by the FDA as a medical device since it achieves its primary intended purposes outside the body. Niyad is being studied under an Investigational Device Exemption, or IDE, and has received Breakthrough Device Designation from the FDA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Niyad is a Class III device as it is novel and not eligible to demonstrate substantial equivalence to a predicate device under the 510(k) process. Class III devices are subject to the PMA application process, which is generally more costly and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, nonclinical study and clinical trial data, manufacturing information and labeling. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.

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

Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as inspections of the manufacturing facility and processes. Overall, the FDA’s review of a PMA application generally takes between one and three years but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, sales of any of our product candidates, if approved, will depend in part on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. Sales of our product candidates, if approved, will depend substantially, both domestically and abroad, on the extent to which the costs of such products will be paid by third-party payers. These third-party payers are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare products. Such payers may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers and hospitals may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact utilization. Because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming, costly and sometimes unpredictable process. We or our providers may be required to provide scientific and clinical support for the use of any product to each third-party payer and hospital separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of products for which we receive regulatory approval. This process could delay the market acceptance of any such product and could have a negative effect on our future revenues and operating results. We cannot be certain that any of our product candidates, if approved, will be considered medically necessary or cost-effective. Because coverage and reimbursement determinations are made on a payer-by-payer basis, obtaining acceptable coverage and reimbursement from one payer does not guarantee that we will obtain similar acceptable coverage or reimbursement from another payer. If we or our partners are unable to obtain and maintain coverage of, and adequate reimbursement and payment levels for, the products from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them. This in turn could affect our or our partners’ ability to successfully commercialize products and impact our profitability, results of operations, financial condition and future success. Third-party payers, government healthcare programs, wholesalers, group purchasing organizations, and hospitals frequently require that companies negotiate agreements that provide discounts or rebates from list prices. We expect increasing pressure to offer larger discounts or discounts to a greater number of these organizations to maintain acceptable reimbursement levels for and access to products for which we receive regulatory approval. Net prices for drugs may be reduced by these mandatory discounts or rebates required by government healthcare programs, private payers, wholesalers, group purchasing organizations, hospitals, and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. In addition, if competitors reduce the prices of their products, or otherwise demonstrate that they are better or more cost effective than products for which we receive regulatory approval, this may result in a greater level of reimbursement for their products relative to our products, which would reduce sales of our products and harm our results of operations.

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

In the United States, the Affordable Care Act was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been amendments to, and judicial, executive branch and Congressional challenges to, certain aspects of the Affordable Care Act. For example, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers went into effect on April 1, 2013, and will stay in effect through 2032 unless Congressional action is taken. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, which began on January 1, 2024. It is possible that there will be additional health reform measures.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services , or HHS, to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital Resources

As of December 31, 2024, we employed 13 full-time employees, approximately 85% of whom work out of our corporate offices in San Mateo, CA. Talphera is committed to pay equity, regardless of gender or race/ethnicity, and conducts pay equity analyses on an annual basis.

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

We have incurred significant net losses since our inception in July 2005. In addition, we have generated negative cash flows from operations and we expect to incur significant losses in 2025 and the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Clinical trials, regulatory reviews, and the launch of a commercial product are expensive activities. In addition, commercialization costs for our product candidates, if approved, in the United States may be significantly higher than estimated as a result of technical difficulties or otherwise. Revenues may be lower than expected and costs to produce such revenues may exceed those revenues. We will need to seek additional capital to continue operations. Such capital demands could be substantial. In the future, we may seek to raise such additional capital through public or private equity offerings, debt securities, a new debt facility, monetizing or securitizing certain assets, entering into product development, license or distribution agreements with third parties, or divesting any of our product candidates. Such arrangements may not be available on favorable terms, if at all.

If we are unsuccessful in efforts to raise additional capital, based on our current levels of operating expenses, our current capital is not expected to be sufficient to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements for the year ended December 31, 2024, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We expect that significant additional capital will be needed in the future to continue our planned operations and capital requirements. In the long-term, our existing capital resources will not be sufficient to fund our operations until such time as we may be able to generate sufficient revenues to sustain our operations. In order to raise additional funds to support our operations, we may sell additional equity securities. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Selling additional equity securities may result in dilution to our existing stockholders and new investors may be materially diluted by subsequent sales. Incurring additional indebtedness, including through the sale of debt securities or entering into a new debt facility, would result in increased fixed payment obligations and could also result in additional restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions, such as minimum cash balances, that could adversely impact our ability to conduct our business. Sales of equity or debt securities may also provide new investors with rights superior to our existing stockholders. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected, and we may not be able to meet our debt service obligations.

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

In October 2024, Alora notified us that they are discontinuing their DSUVIA sales efforts to non-DoD customers. At this time, we are uncertain as to the impact of this decision on sales of DSUVIA to the DoD, but we expect to be able to continue to market DSUVIA to the DoD until all inventory is sold or Alora makes the decision to no longer provide the supply of DSUVIA to the DoD. We are working to attempt to facilitate a longer-term supply arrangement for DSUVIA, but there are no assurances we will be successful. The XOMA Threshold may never be attained, and we may never realize sufficient payments from our retained future interest in DSUVIA from Alora to become profitable. Although we had a collaboration agreement with Grünenthal for commercialization of Zalviso in Europe and Australia, Grünenthal was unable to achieve a level of commercial sales of Zalviso to trigger sales milestone payments that would have been payable to us.

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

In October 2024, Alora notified us that they are discontinuing their DSUVIA sales efforts to non-DoD customers. At this time, we are uncertain as to the impact of this decision on sales of DSUVIA to the DoD, but we expect to be able to continue to market DSUVIA to the DoD until all inventory is sold or Alora makes the decision to no longer provide the supply of DSUVIA to the DoD. We are working to attempt to facilitate a longer-term supply arrangement for DSUVIA, but there are no assurances we will be successful. Under the DSUVIA Agreement, Alora is responsible for commercializing DSUVIA except that we retain the responsibility for driving the demand within the DoD, and, if the XOMA Threshold is achieved, we will be entitled to receive quarterly payments in an amount equal to one-half of the 75% of net DSUVIA sales to the DoD. See Note 3, “Discontinued Operations” and Note 7, “Sale of Future Payments” to the consolidated financial statements to this Annual Report on Form 10-K for additional information. Future sales of DSUVIA by Alora to the DoD are not predictable, may occur on an irregular basis, and may not meet expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. Even if Alora does generate revenue from such sales and the XOMA Threshold is achieved such that we receive payments, we may never generate revenue that is significant or predictable, which could impair our value and our ability to raise capital, expand our business or continue our operations.

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

We have experienced and may in the future experience delays in clinical trials of our product candidates. For example, to date, our Niyad clinical trial has had slower than expected site initiation and patient enrollment. Our FDA-required clinical trials for our product candidates could be delayed for a variety of reasons, including:

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

Nafamostat is being developed for use in both medical devices and drug indications. Although nafamostat is approved for certain uses in Japan, our ability to leverage that for an expedited development and approval pathway with the FDA may be limited, and we may be required to conduct additional unanticipated nonclinical studies and clinical trials in order to seek approval in the U.S. We are studying Niyad™ in the NEPHRO CRRT study under an investigational device exemption, or IDE. Niyad has received Breakthrough Device Designation from the FDA for regional anticoagulant for infusion into the extracorporeal circuit and is expected to be used during renal replacement therapy for acute kidney injury patients in the hospital and for end-stage renal disease patients receiving dialysis in outpatient clinics. We expect that Niyad will require approval of a PMA application for commercialization in the U.S., and as a company we have never submitted nor received approval for a PMA.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that there will be additional health reform measures. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act. We expect that the Affordable Care Act and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers went into effect on April 1, 2013, and due to subsequent legislative amendments to the statute will stay in effect until 2032, unless Congressional action is taken. The American Taxpayer Relief Act further reduced Medicare payments to several providers, including hospitals. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, which began on January 1, 2024.

In the United States, there has been increasing legislative and enforcement interest with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing and reform government program reimbursement methodologies for drugs. At the federal level, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Furthermore, even after initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payers or authorities in other countries. In Europe, prices can be reduced further by parallel distribution and parallel trade (i.e., arbitrage between low-priced and high-priced countries). If any of these events occur, revenue from sales of our products in Europe would be negatively affected.

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

In addition, our contract development and manufacturing organization, or CDMO, our sole-source for the finished goods of our nafamostat-based product candidates, is located in China, and we expect to rely on this supplier for the foreseeable future. Chinese biotechnology companies and CDMOs may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of finished goods to us. In addition, in March 2025, the U.S. government imposed tariffs on biopharmaceutical products imported from China, which will increase our cost of doing business until we are able to source such products outside of China and any other jurisdiction subject to such tariffs. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our finished goods for our nafamostat-based product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, if supplies are interrupted, or the quality of finished goods provided by such alternative sources is not to our specification, it could cause delays in our supply chain and increase the cost of manufacturing our nafamostat-based product candidates, which could harm our business.

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

We are highly dependent on the principal members of our executive team, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining qualified scientific, manufacturing, and commercial personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. In addition, failure to succeed in clinical trials, or delays in the regulatory approval process, may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives.

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

We rely on trade secrets to protect our proprietary knowledge and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our business partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information without misappropriating our rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects upon our competitive business position.

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

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price of $1.00, a minimum public float and a minimum stockholders’ equity. In particular, we are required to maintain a minimum stockholders’ equity of at least $10 million or meet the alternative compliance standards relating to the market value of the listed securities or our total assets and revenue. On November 27, 2024, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(b)(1)(A) based on our stockholders’ equity of $9.6 million as of September 30, 2024, as reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Minimum Stockholder Equity Requirement”), and on December 6, 2024, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. These notices had no immediate effect on the Nasdaq listing or trading of our common stock.

We submitted a compliance plan to Nasdaq to regain compliance with the Minimum Stockholder Equity Requirement which Nasdaq accepted. Accordingly, we have a compliance period for the Minimum Stockholder Equity Requirement of 180 calendar days, or until May 26, 2025, in which to regain compliance. In addition, we have a compliance period for the Minimum Bid Price Rule of 180 calendar days, or until June 4, 2025, in which to regain compliance, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A). If, at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with the Minimum Bid Price Rule.

If we do not achieve compliance with the Minimum Bid Price Rule during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule. In addition, we would also be required to notify Nasdaq of our intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that the common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by Nasdaq to a Hearings Panel, or the Panel. We expect that our common stock would remain listed pending the Panel's decision. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the Panel, that such appeal would be successful, or that we will be able to regain compliance with the Minimum Bid Price Rule or maintain compliance with the other listing requirements.

If we fail to effect a reverse stock split, thus regaining compliance with the Minimum Bid Price Rule, or we fail to regain compliance with the Minimum Stockholders Equity Requirement, our common stock may be delisted. Delisting from the Nasdaq Global Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on Talphera-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug or medical device product candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021, in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. The Court granted three motions to dismiss plaintiffs’ complaint: the first on September 28, 2022, the second on November 28, 2022, and the third, with prejudice, on May 7, 2024. Judgment was entered for defendants on plaintiffs’ claims on May 7, 2024. On June 5, 2024, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. Briefing on the appeal was complete on January 21, 2025. The Court has not yet scheduled a hearing on the appeal.

On July 6, 2021, September 30, 2021, October 26, 2021, and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. On February 16, 2024, another purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, asserting the same claims as those in the previously filed derivative actions. The case has been stayed pending the outcome of any motion to dismiss the securities class action. Please refer to “Part II.—Item 8. Financial Statements and Supplementary Data—Note 8, Commitments and Contingencies—Litigation” in this Annual Report on Form 10-K for additional information about these pending legal proceedings. Securities-related class action litigation is often expensive and diverts management’s attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if Talphera experiences a decline in its stock price, we could face additional securities class action lawsuits.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under current law, federal net operating losses generated in tax years beginning prior to January 1, 2018 generally will expire 20 years after they were generated if not used prior thereto; federal net operating losses generated in tax years beginning after December 31, 2017, will carryforward indefinitely, but the deductibility of such federal net operating losses generally is limited to 80% of current year taxable income. Many states have similar laws. Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The completion of the July 2013 public equity offering, together with our public equity offering in December 2012, our initial public offering, private placements and other transactions that have occurred, have triggered such an ownership change. We may experience additional ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Furthermore, our ability to utilize net operating losses of companies that we have acquired or may acquire in the future may be subject to limitations. In the future, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could adversely affect our business, results of operations, and cash flows.

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

Our chief financial officer and our third-party information technology provider help identify, assess and manage the Company’s cybersecurity threats and risks. Our chief financial officer and our third-party information technology provider identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, the use of manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, evaluating our industry’s risk profile, evaluating threats reported to us, and conducting external audits and vulnerability assessments to identify vulnerabilities.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our chief financial officer and our third-party information technology provider.

Our chief financial officer is responsible for hiring appropriate personnel, helping to manage the Company’s risk, and communicating key priorities to relevant personnel. Our chief financial officer and our third-party information technology provider are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Global Market since January 2024 under the symbol “TLPH” and prior to that had been traded on The Nasdaq Global Market since February 2011 under the symbol “ACRX”. As of March 17, 2025, there were 42 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

The following discussion and analysis covers our financial condition and results of operations for the year ended December 31, 2024, including year-over-year comparisons versus the year ended December 31, 2023, as reported in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis as well as other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Part I, Item 1A – Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. Our product development portfolio features Niyad (a regional anticoagulant for the dialysis circuit), LTX-608 (a nafamostat formulation for direct IV infusion) that we intend to develop for one or more of the following indications: disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment, and two ready-to-use pre-filled syringe product candidates (Fedsyra and phenylephrine).

Our strategy is focused on developing, obtaining approval, and commercializing Niyad. We intend to expand our portfolio to include additional acute care therapies for use in medically supervised settings.

General Trends and Outlook

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation, led by supply chain constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions, has had, and may continue to have, an impact on overhead costs and transportation costs and may adversely affect our operating results in the future. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding. In addition, in March 2025, the U.S. government imposed tariffs on biopharmaceutical products imported from China, which will increase our cost of doing business until we are able to source such products outside of China and any other jurisdiction subject to such tariffs.

DSUVIA Divestment

We divested DSUVIA to Alora in April 2023, who agreed to continue to commercialize the product and pay us royalties, sales-based milestone and other payments, as defined in the DSUVIA Agreement (see Note 3, “Discontinued Operations” to the consolidated financial statements to this Annual Report on Form 10-K for additional information regarding the DSUVIA Agreement). We will continue marketing DSUVIA to the Department of Defense, or DoD. We have no plans to further develop or commercialize any of our other sufentanil sublingual products that were previously our product candidates.

In January 2024, we entered into an agreement with XOMA (US) LLC, or XOMA, whereby we have sold our rights to all payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, and sales milestones we are entitled to under the DSUVIA Agreement with Alora, until XOMA receives a certain specified return on its investment, after which we will share equally in the payments earned on sales to the Department of Defense, milestones and other payments from Alora (see Note 7, “Sale of Future Payments” to the consolidated financial statements to this Annual Report on Form 10-K for additional information). This transaction was consummated to provide further funding for the development of our lead product candidate, Niyad. In October 2024, Alora notified us that they are discontinuing their DSUVIA sales efforts to non-DoD customers. At this time, we are uncertain as to the impact of this decision on sales of DSUVIA to the DoD, but we expect to be able to continue to market DSUVIA to the DoD until all inventory is sold or Alora makes the decision to no longer provide the supply of DSUVIA to the DoD. We are working to attempt to facilitate a longer-term supply arrangement for DSUVIA, but there are no assurances we will be successful.

Financial Overview

We have incurred net losses and generated negative cash flows from operations and expect to continue to incur losses in the future as we continue to fund any future research and development activities needed to support the FDA regulatory review of our product candidates.

Our net loss for 2024 was $13.0 million and for 2023 it was $18.4 million. As of December 31, 2024, we had an accumulated deficit of $457.2 million. As of December 31, 2024, we had cash, cash equivalents and short-term investments totaling $8.9 million compared to $9.4 million as of December 31, 2023.

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

Sale of Future Payments

On January 12, 2024, we entered into the Purchase Agreement with XOMA to monetize a portion of our future payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, and sales milestones under the DSUVIA Agreement. Refer to Note 7, “Sale of Future Payments” to the consolidated financial statements in this Annual Report on Form 10-K for further details on the Purchase Agreement and to Note 3, “Discontinued Operations” for further details on the Marketing Agreement.

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

We will periodically assess the amount and timing of expected payments using a combination of internal projections and historical data. To the extent our future estimates of future payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the amortization of the Sale of Future Payment Liability and prospectively recognize the related non-cash interest expense. In October 2024, Alora notified us that they are discontinuing their DSUVIA sales efforts to non-DoD customers. At this time, we are uncertain as to the impact of this decision on sales of DSUVIA to the DoD. As a result, we estimate that future payments under the Purchase Agreement will be less than the proceeds from the sale of such future payments.

Non-Cash Interest Expense on Liability Related to the Sale of Future Payments

Under the relevant accounting guidance, because of our significant continuing involvement, the XOMA Agreement is accounted for as a liability that is amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability related to the sale of future payments, we are required to estimate the total amount of future payments to XOMA over the life of the Purchase Agreement. As mentioned above, in October 2024, Alora notified us that they are discontinuing their DSUVIA sales efforts to non-DoD customers. Accordingly, we estimate that future payments under the Purchase Agreement will be less than the proceeds from the sale of such future payments and we will not recognize any further related non-cash interest expense. When the expected payments under the sale of future payments are lower than the gross proceeds received, we defer recognition of any probable contingent gain until we have met our obligations under the liability related to the sale of future payments.

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

In-Process Research and Development

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the acquired IPR&D has initially been accounted for as an indefinite-lived intangible asset and, therefore, not amortized. If the IPR&D asset achieves regulatory approval and the asset life is determined to be finite, the asset’s useful life will be estimated, and the asset will be amortized over its remaining useful life.

The IPR&D asset is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These events and changes can include significant current period operating losses or negative cash flows associated with the use of the IPR&D asset, such as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs. When impairment indicators are present, we compare undiscounted future cash flows to the asset’s carrying value to determine if the asset is recoverable. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset to its carrying value.

No impairment losses were recorded on the IPR&D asset during the years ended December 31, 2024 or 2023.

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

We apply the two-class method to compute both basic and diluted net income or loss per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders (including pre-funded warrants). Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration and are exercisable after the original issuance date. In addition, we are required to calculate diluted net income or loss per share under the two-class method if the effect is more dilutive than the application of another dilutive method of calculating diluted EPS (i.e., the treasury stock, if-converted, or contingently issuable share method). In periods where there is a net loss, no allocation of undistributed net loss to the participating securities is performed if the holders of these securities are not contractually obligated to participate in our losses. Our participating securities include the November 2021 Financing Warrants, December 2022 Common Stock Warrants, the Series A and Series B common stock warrants, the placement agent Series A and Series B common stock warrants (see Note 9, “Stockholders’ Equity” and Note 10, “Warrants” to the consolidated financial statements in this Annual Report on Form 10-K for additional information).

For additional information regarding the net income (loss) per share, see Note 12, “Net Loss per Share of Common Stock” to the consolidated financial statements in this Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. We adopted annual requirements under ASU 2023-07 on January 1, 2024, and plan to adopt interim requirements under ASU 2023-07 on January 1, 2025, on a retrospective basis. ASU 2023-07 only impacted the disclosures and did not impact the consolidated financial statements. See Note 16, “Segment Information” to the consolidated financial statements in this Annual Report on Form 10-K for disclosures related to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are in the process of evaluating the impact of this new guidance on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025, and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09; however, the adoption of ASU 2023-09 will not have a material impact on our consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations

Our consolidated results of operations are presented for the years ended December 31, 2024 and 2023. Certain financial results (revenues and expenses) relating to the divestment of our DSUVIA/DZUVEO business are reflected in discontinued operations. See Note 3, “Discontinued Operations” to the consolidated financial statements in this Annual Report on Form 10-K for additional information. Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Years Ended December 31, 2024 and 2023

Revenue

There was no revenue recognized in 2024. For 2023, we recognized $0.7 million in revenue related to the DSUVIA Agreement with Alora under the Marketing Agreement executed in April 2023, pursuant to which Talphera has the exclusive right to market and offer DSUVIA for sale to DoD and for which Alora pays us 75% of net sales of DSUVIA sold to DoD.

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

Below is a summary of our research and development expenses for 2024 and 2023 (in thousands, except percentages):

	Years Ended December 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Total research and development expenses	$6,718	$5,546	$1,172	21%

Research and development expenses during 2024 increased as compared to 2023, primarily due to an increase in costs associated with Niyad development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for 2024 and 2023 were as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Selling, general and administrative expenses	$8,534	$11,994	$(3,460)	(29)%

Selling, general and administrative expenses decreased for 2024 as compared to 2023, primarily due to the divestment of DSUVIA. More specifically, the decrease for 2024 compared to 2023 was attributed to a $1.2 million reduction in employee compensation and related expenses due to a reduction in headcount, a $0.7 million reduction in legal fees, a $0.6 million decrease in stock-based compensation expense, a $0.4 million decrease in audit and consulting services, and a net decrease in other selling, general and administrative expenses of $0.6 million.

Other Income

Total other income for 2024 and 2023 was as follows (in thousands, except percentages):

	Years Ended
	December 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Interest expense	$—	$(134)	$134	(100)%
Interest income and other income, net	679	1,416	(737)	(52)%
Gain on sale of future payments	1,246	—	1,246	100%
Change in fair value of warrant liability	717	5,320	(4,603)	(87)%
Non-cash interest expense on liability related to sale of future payments	(394)	—	(394)	100%
Total other income	$2,248	$6,602	$(4,354)	(66)%

Interest expense consisted primarily of interest accrued or paid on our debt obligation agreements and amortization of debt discounts. In April 2023, in connection with the closing of the DSUVIA Agreement, we fully repaid the Loan Agreement with Oxford. See Note 6, “Long-Term Debt” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Interest income and other income, net, for 2024 and 2023, consisted of interest earned on our investments and included a $0.7 million gain on the satisfaction of the contingency related to the liability for the Lowell holdback shares issued in June 2023.

Gain on sale of future payments for 2024 consisted of $1.2 million in other income related to the XOMA Purchase Agreement (see Note 7, “Sale of Future Payments” to the consolidated financial statements in this Annual Report on Form 10-K for additional information).

Change in fair value of warrant liability for 2024 included a $0.7 million decrease in the fair value of our warrant liability as compared to a $5.3 million decrease in the fair value of our warrant liability for 2023 (see Note 2, “Investments and Fair Value Measurements” to the consolidated financial statements in this Annual Report on Form 10-K for additional information).

The non-cash interest expense on the liability related to the sale of future payments is attributable to the XOMA Purchase Agreement (see Note 7, “Sale of Future Payments” to the consolidated financial statements in this Annual Report on Form 10-K for additional information).

Discontinued Operations

For 2024, there were no activities for discontinued operations. For 2023, we recognized a net loss from discontinued operations $8.1 million (see Note 3, “Discontinued Operations” to the consolidated financial statements in this Annual Report on Form 10-K for additional information).

Liquidity and Capital Resources

Liquidity and Going Concern

As of December 31, 2024, we had cash, cash equivalents and short-term investments totaling $8.9 million, compared to $9.4 million as of December 31, 2023. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

To date, we have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2025 and may incur significant losses and negative cash flows from operations in the future. Although we raised additional capital in March 2025 (see Note 17, “Subsequent Event” to the consolidated financial statements in this Annual Report on Form 10-K for additional information), considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Annual Report on Form 10-K.

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

XOMA Purchase Agreement

In January 2024, we entered into the Purchase Agreement with XOMA in exchange for $8.0 million for the sale of our right, title and interest in and to amounts payable to us pursuant to the DSUVIA Agreement with Alora until the XOMA Threshold is attained, after which time we may share in certain future payments from Alora (see Note 7, “Sale of Future Payments” to the consolidated financial statements in this Annual Report on Form 10-K for additional information).

January 2024 Private Placement

In January 2024, we entered into securities purchase agreements with institutional investors, relating to the issuance and sale of pre-funded warrants, or the January 2024 Pre-Funded Warrants, to the purchasers in a two-tranche private placement to purchase shares of our common stock at a purchase price of $0.769 per share and an exercise price of $0.001 per share, or the January 2024 Private Placement. The January 2024 Pre-Funded Warrants are exercisable immediately and have an unlimited term. The terms of the January 2024 Private Placement included:

•

the first tranche of the January 2024 Private Placement, which closed on January 22, 2024, resulted in the aggregate gross proceeds of approximately $6.0 million excluding the proceeds, if any, from the exercise of the January 2024 Pre-Funded Warrants issued in such tranche. In the first tranche of the January 2024 Private Placement, we issued January 2024 Pre-Funded Warrants to purchase up to 7,792,208 shares of our common stock.

•

the second tranche of the January 2024 Private Placement, was a conditional purchase by the purchasers subject to either (a) the satisfaction or waiver of achieving, by September 30, 2024, the NEPHRO CRRT primary and one of the secondary clinical trial endpoints, resulting in our issuing January 2024 Pre-Funded Warrants to purchase up to 12,987,013 shares of our common stock, and receiving additional aggregate gross proceeds of approximately $10.0 million, and/or (b) the satisfaction or waiver of the volume-weighted average price of our common stock for each of the immediately subsequent five trading days following our announcement of our pivotal trial data being at least $0.92 per share, resulting in our issuing January 2024 Pre-Funded Warrants to purchase up to 2,597,402 shares of our common stock and receiving additional aggregate gross proceeds of approximately $2.0 million.

On September 30, 2024, we amended our securities purchase agreements, dated January 17, 2024, with entities affiliated with Nantahala Management, LLC, or the Nantahala Agreements, to extend to June 30, 2025 the date by which we must achieve the precedent conditions to the second closing thereunder, or the Nantahala Amendments. If prior to the second closing, we consummate an equity financing, then the purchasers shall be released from their obligation to purchase additional shares of our common stock and/or pre-funded warrants pursuant to the Nantahala Agreements, as amended.

In connection with the January 2024 Private Placement, we agreed to amend and restate a portion of the outstanding warrants issued in connection with the July 2023 Private Placement (see below), representing (i) Series A common stock warrants to purchase up to 2,941,178 shares of our common stock and (ii) Series B common stock warrants to purchase up to 2,941,178 shares of our common stock, to reduce the exercise price thereunder to $0.77 per share.

See Note 9, “Stockholders’ Equity” and Note 10, “Warrants” to the consolidated financial statements in this Annual Report on Form 10-K for additional information).

July 2023 Private Placement

In July 2023, we entered into securities purchase agreements with institutional investors and issued and sold in a private placement, or the July 2023 Private Placement:

•	5,340,591 shares of our common stock;

•	pre-funded warrants to purchase up to 2,012,356 shares of our common stock with an exercise price of $0.001 per share, or the July 2023 Pre-Funded Warrants;

•	Series A common stock warrants to purchase up to an aggregate of 7,352,947 shares of our common stock with an exercise price of $1.11 per share; and

•	Series B common stock warrants to purchase up to an aggregate of 7,352,947 shares of our common stock with an exercise price of $1.11 per share.

As mentioned above, in connection with the January 2024 Private Placement, we agreed to amend and restate a portion of the outstanding Series A and Series B common stock warrants issued under the July 2023 Private Placement to reduce the exercise price thereunder to $0.77 per share.

See Note 9, “Stockholders’ Equity” and Note 10, “Warrants” to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

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

Cash Flows

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(12,683)	$(17,492)
Net cash provided by/(used in) investing activities	3,781	(528)
Net cash provided by financing activities	12,044	3,466

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

Cash used in operating activities of $12.7 million during 2024, reflected a net loss of $13.0 million, partially offset by aggregate non-cash charges of $0.5 million and included an approximate $0.2 million net change in our operating assets and liabilities. Significant non-cash adjustments included $1.0 million in stock-based compensation expense, $0.4 million in interest expense related to the sale of future payments and a $0.7 million decrease in the fair value of our warrant liability. The net change in our operating assets and liabilities was primarily due to a $1.6 million decrease in prepaid expenses and other current assets, a $0.7 million decrease in accounts payable and a $1.2 million decrease in accrued liabilities.

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

During 2024, cash provided by investing activities of $3.8 million was primarily the net result of $8.8 million in proceeds from maturity of investments and $5.0 million in purchases of investments.

During 2023, cash used in investing activities of $0.5 million was primarily the net result of by $3.7 million for purchases of investments, partially offset by $2.7 million in cash proceeds on the sale of DSUVIA to Alora and $0.5 million in proceeds from the maturities of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During 2024, cash provided by financing activities of $12.0 million was primarily due to net proceeds from the XOMA Purchase Agreement of $6.1 million, and $5.9 million in net proceeds from the January 2024 private placement.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

3.

Management has assessed the effectiveness of Talphera’s internal control over financial reporting as of December 31, 2024, and has concluded that such internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers set forth under the headings “Proposal No.1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers of the Registrant” of the 2025 Proxy Statement is incorporated herein by reference.

Information regarding our Audit Committee, including the members of our Audit Committee, set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” of the 2025 Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” of the 2025 Proxy Statement is incorporated herein by reference.

Information regarding our Code of Business Conduct and Ethics set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” of the 2025 Proxy Statement is incorporated herein by reference.

Information regarding our insider trading policy is set forth under the heading “Information Regarding the Board of Directors and Corporate Governance – Insider Trading Policy” of the 2025 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation and director compensation set forth under the headings “Executive Compensation” and “Director Compensation,” respectively, of the 2025 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the 2025 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information contained in the section captioned “Related Person Transactions and Indemnification” of the 2025 Proxy Statement is incorporated herein by reference.

Information regarding director independence set forth under the heading “Information Regarding the Board of Directors and Corporate Governance” of the 2025 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding our independent auditor fees and services in the section captioned “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” of the 2025 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1§#	Asset Purchase Agreement, between the Registrant and Vertical Pharmaceuticals, LLC, dated March 12, 2023.	10-Q	001-35068	2.1	11/14/2023

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated January 9, 2024	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.7	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.1	01/09/2024

4.1	Description of Capital Stock.	10-K	001-35068	4.1	03/15/2021

4.2	Reference is made to Exhibits 3.1 through 3.4.

4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	01/31/2011

4.4	Form of Common Warrant(May 2019).	8-K	001-35068	4.1	06/03/2019

4.5	Form of Common Warrant(November 2021).	8-K	001-35068	4.1	11/15/2021

4.6	Common Stock Purchase Warrant (August 2022).	8-K	001-35068	4.1	08/04/2022

4.7	Form of Common Warrant (December 2022).	8-K	001-35068	4.1	12/28/2022

4.8	Form of Pre-Funded Warrant (December 2022).	8-K	001-35068	4.2	12/28/2022

4.9	Form of Common Warrant, as amended (November 2022).	8-K	001-35068	4.3	12/28/2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	01/07/2011

10.2+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	02/24/2011

10.3+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	03/30/2011

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	03/30/2011

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.5+	Amended and Restated 2020 Equity Incentive Plan.	8-K	001-350683	10.1	06/24/2024

10.6+	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.2	06/16/2020

10.7+	Forms of RSU Award Grant Notice and Award Agreement (RSU Award) under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.3	06/16/2020

10.8+	Amended and Restated 2011 Employee Stock Purchase Plan.	S-8	333-239213	99.4	06/24/2024

10.9+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	01/07/2011

10.10+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	01/07/2011

10.11+	Offer Letter between the Registrant and Shakil Aslam, dated May 13, 2024.

10.12+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	05/08/2017

10.13+	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	07/19/2017

10.14+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	02/09/2017

10.15§#	Commercial Supply Agreement, effective March 31, 2021 by and between the Registrant and Catalent Pharma Solutions, LLC.	10-Q	001-35068	10.1	08/16/2021

10.16§#	License and Commercialization Agreement (DZUVEO), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.1	11/15/2021

10.17§#	License and Commercialization Agreement (PFS), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.2	11/15/2021

10.18	Contingent Value Rights Agreement, dated as of January 7, 2022, by and among the Registrant, James Wilkie, solely in his capacity as the representative of the Lowell stockholders and option holders, and Computershare Inc., and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, collectively as Rights Agent.	8-K	001-35068	10.1	01/12/2022

10.19	Form of Series A common stock warrant (July 2023).	8-K	001-35068	10.3	07/21/2023

10.20	Form of Series B common stock warrant (July 2023).	8-K	001-35068	10.4	07/21/2023

10.21	Form of Pre-Funded Warrant (July 2023).	8-K	001-35068	10.5	07/21/2023

10.22	Form of placement agent Series A common stock warrant (July 2023).	8-K	001-35068	10.6	07/21/2023

10.23	Form of placement agent Series B common stock warrant (July 2023).	8-K	001-35068	10.7	07/21/2023

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.24	Form of Securities Purchase Agreement, by and among the Registrant and entities affiliated with Nantahala Management, LLC, dated as of January 17, 2024.	8-K	001-35068	10.1	01/22/2024

10.25	Form of Registration Rights Agreement, between the Registrant and the Purchasers, dated as of January 17, 2024.	8-K	001-35068	10.3	01/22/2024

10.26	Form of Pre-Funded Warrant (January 2024).	8-K	001-35068	10.4	01/22/2024

10.27	Form of Amendment No. 1 to Securities Purchase Agreement, dated September 30, 2024, by and among Talphera, Inc. and entities affiliated with Nantahala Management, LLC.	8-K	001-35068	10.1	10/01/2024

19	Talphera, Inc. Insider Trading Policy.

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97+	Talphera, Inc. Incentive Compensation Recoupment Policy.	10-K	001-35068	97	3/6/2024

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

§	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.
+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with an “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

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

Date: March 31, 2025	Talphera, Inc.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vincent J. Angotti	Chief Executive Officer and Director	March 31, 2025
Vincent J. Angotti	(Principal Executive Officer)

/s/ Raffi Asadorian	Chief Financial Officer	March 31, 2025
Raffi Asadorian	(Principal Financial and Accounting Officer)

/s/ Adrian Adams	Chairman	March 31, 2025
Adrian Adams

/s/ Marina Bozilenko	Director	March 31, 2025
Marina Bozilenko

/s/ Jill Broadfoot	Director	March 31, 2025
Jill Broadfoot

/s/ Stephen J. Hoffman, Ph.D., M.D.	Director	March 31, 2025
Stephen J. Hoffman, Ph.D., M.D.

/s/ Abhinav Jain	Director	March 31, 2025
Abhinav Jain

/s/ Mark Wan	Director	March 31, 2025
Mark Wan

TALPHERA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Talphera, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Talphera, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Walnut Creek, California

March 31, 2025

Talphera, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$8,863	$5,721
Short-term investments	—	3,660
Prepaid expenses and other current assets	554	2,195
Total current assets	9,417	11,576
In-process research and development asset	8,819	8,819
Total assets	$18,236	$20,395

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$670	$1,336
Accrued and other liabilities	1,254	2,445
Liabilities of discontinued operations, current portion	723	731
Total current liabilities	2,647	4,512
Warrant liability	1,061	1,778
Liability related the sale of future payments	6,527	—
Total liabilities	10,235	6,290

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of December 31, 2024 and 2023; 17,029,469 and 16,952,519 shares issued and outstanding as of December 31, 2024 and 2023, respectively	17	17
Additional paid-in capital	465,214	458,314
Accumulated deficit	(457,230)	(444,226)
Total stockholders’ equity	8,001	14,105
Total Liabilities and Stockholders’ Equity	$18,236	$20,395

See notes to consolidated financial statements.

Talphera, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$—	$651
Operating costs and expenses:
Research and development	6,718	5,546
Selling, general and administrative	8,534	11,994
Total operating costs and expenses	15,252	17,540
Loss from operations	(15,252)	(16,889)
Other income (expense):
Interest expense	—	(134)
Interest income and other income, net	679	1,416
Gain on sale of future payments	1,246	—
Gain on change in fair value of warrant liability	717	5,320
Non-cash interest expense on liability related to the sale of future payments	(394)	—
Total other income, net	2,248	6,602
Net loss from continuing operations	(13,004)	(10,287)
Net loss from discontinued operations – See Note 3	—	(8,110)
Net loss	$(13,004)	$(18,397)
Net loss per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.50)	$(0.72)
Basic and diluted, discontinued operations	$0.00	$(0.57)
Basic and diluted loss per share	$(0.50)	$(1.29)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 12	25,845,639	14,263,744

See notes to consolidated financial statements.

Talphera, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Equity
	Shares	Amount
Balance as of December 31, 2022	8,243,680	$8	$447,635	$(425,829)	$21,814
Stock-based compensation	—	—	1,729	—	1,729
Issuance of common stock in connection with asset purchase	69,808	—	77	—	77
Net proceeds from issuance of common stock, accompanying warrants and pre-funded warrants in July 2023 private placement offering	5,340,591	5	8,851	—	8,856
Exercise of pre-funded warrants	3,228,781	3	—	—	3
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	27,450	—	(22)	—	(22)
Issuance of common stock upon ESPP purchase	42,209	1	44	—	45
Net loss	—	—	—	(18,397)	(18,397)
Balance as of December 31, 2023	16,952,519	17	458,314	(444,226)	14,105
Stock-based compensation	—	—	989	—	989
Net proceeds from issuance of pre-funded warrants in January 2024 private placement offering	—	—	5,884	—	5,884
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	27,435	—	(17)	—	(17)
Issuance of common stock upon ESPP purchase	49,515	—	44	—	44
Net loss	—	—	—	(13,004)	(13,004)
Balance as of December 31, 2024	17,029,469	$17	$465,214	$(457,230)	$8,001

See notes to consolidated financial statements.

Talphera, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,004)	$(18,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to the sale of future payments	394	—
Depreciation and amortization	—	311
Net amortization of discount on short-term investments	(121)	(24)
Non-cash interest expense related to debt financing	—	53
Revaluation of liability for Lowell holdback shares	—	(723)
Stock-based compensation	989	1,729
Gain on change in fair value of warrant liability	(717)	(5,320)
Impairment of net assets held for sale	—	6,853
Impairment of fixed assets	—	1,065
Gain on termination of lease liabilities	—	(1,098)
Gain on extinguishment of debt liability	—	(400)
Changes in operating assets and liabilities:
Inventories	—	61
Prepaid expenses and other current assets	1,641	281
Accounts payable	(671)	(575)
Accrued liabilities	(1,194)	(1,132)
Operating lease liabilities	—	(147)
Deferred revenue	—	(29)
Net cash used in operating activities	(12,683)	(17,492)
Cash flows from investing activities:
Purchase of property and equipment	—	(100)
Sale of the DSUVIA assets	—	2,723
Purchase of investments	(4,979)	(3,651)
Proceeds from maturities of investments	8,760	500
Net cash provided by (used in) investing activities	3,781	(528)
Cash flows from financing activities:
Payment of long-term debt	—	(5,416)
Gross proceeds from sale of future payments	6,654	—
Issuance costs related to sale of future payments	(521)	—
Net proceeds from issuance of common stock, accompanying warrants and pre-funded warrants in July 2023 private placement offering	—	8,856
Net proceeds from issuance of common stock in connection with exercise of pre-funded warrants	—	3
Net proceeds from issuance of pre-funded warrants in January 2024 private placement offering	5,884	—
Net proceeds from issuance of common stock through equity plans	27	23
Net cash provided by financing activities	12,044	3,466
Net change in cash and cash equivalents	3,142	(14,554)
Cash and cash equivalents—Beginning of period	5,721	20,275
Cash and cash equivalents—End of period	$8,863	$5,721
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$119
Income taxes paid	$—	$—
Noncash Investing and Financing Activities:
Equity issuance costs from warrant modification	$251	$—
Settlement of held back shares issued in connection with asset acquisition	$—	$(77)
Offering costs in accounts payable	$—	$72
Fair value of warrants issued to placement agent	$—	$263

See notes to consolidated financial statements.

Talphera, Inc.

Notes to Consolidated Financial Statements

(In thousands, except where otherwise noted)

1. Organization and Summary of Significant Accounting Policies

The Company

Talphera, Inc., or the Company, or Talphera, was incorporated in Delaware on July 13, 2005, as SuRx, Inc. The Company subsequently changed its name to AcelRx Pharmaceuticals, Inc. and, on January 9, 2024, to Talphera, Inc. The Company’s operations are based in San Mateo, California.

Talphera is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. The Company’s product development portfolio features Niyad™ (a regional anticoagulant for the dialysis circuit), and LTX-608 (a nafamostat formulation for direct IV infusion) that the Company intends to develop for one or more of the following indications: disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment, and two ready-to-use pre-filled syringe, or PFS, product candidates (Fedsyra and phenylephrine).

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

On January 7, 2022, the Company acquired Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 4, “Asset Acquisition”) and, as a result acquired the Niyad developmental product, a regional anticoagulant for the dialysis circuit during continuous renal replacement therapy for acute kidney injury patients in the hospital, that the Company is studying under an investigational device exemption, or IDE, and for which it has received Breakthrough Device Designation status from the FDA. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities. The second intended indication for Niyad is as a regional anticoagulant for the dialysis circuit for chronic kidney disease patients undergoing intermittent hemodialysis in dialysis centers. In addition, the Company acquired LTX-608, a nafamostat formulation for direct IV infusion.

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

Liquidity and Going Concern

The consolidated financial statements for the year ended December 31, 2024, were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Annual Report on Form 10-K is filed with the United States Securities and Exchange Commission, or the SEC.

Management may seek to raise such additional capital through public or private equity offerings, debt securities, a new debt facility, monetizing or securitizing certain assets, entering into product development, license or distribution agreements with third parties, or divesting any of the Company’s remaining product candidates. While management believes its plans to raise additional funds will alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern, these plans are not entirely within the Company’s control and cannot be assessed as being probable of occurring.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes its most significant accounting estimates relate to fair value of warrants, liability related to the sale of future payments, accrued clinical trial liabilities and management’s assessment of going concern. Management evaluates its estimates on an ongoing basis including critical accounting policies. Estimates are based on historical experience and on various other market-specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation. In particular, other assets has been reclassified as prepaid expenses and other current assets in the consolidated balance sheets, other has been reclassified as net amortization of discount on short-term investments, accounts receivable and other assets have been reclassified as prepaid expenses and other current assets, and payment of employee tax obligations related to vesting of restricted stock units has been reclassified to net proceeds from issuance of common stock through equity plans in the consolidated statement of cash flows and the portion of interest income and other income, net related to the revaluation of liability-classified warrants has been reclassified to change in fair value of warrants in the consolidated statements of operations. The Company has adopted Accounting Standards Update, or ASU, 2023-07, Improvements to Reportable Segment Disclosures, which requires the prior period to reflect the change in presentation. See Note 16, “Segment Reporting”. These reclassifications did not affect the prior period’s total assets, total liabilities, stockholders’ equity, net loss or net cash used in operating activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks.

Short-Term Investments

All marketable securities are classified as available for sale and consist of commercial paper and U.S. government sponsored enterprise debt securities. These securities are carried at estimated fair value, which is based on quoted market prices or observable market inputs of almost identical assets, with unrealized gains and losses included in accumulated other comprehensive income (loss). The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income or expense. The cost of securities sold is based on specific identification. When the fair value of an available-for-sale security falls below the amortized cost basis, it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to the consolidated statement of operations with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves, the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in the consolidated statement of operations with no corresponding allowance for credit losses.

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

In-Process Research and Development

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the acquired IPR&D has initially been accounted for as an indefinite-lived intangible asset and, therefore, not amortized. If the IPR&D asset achieves regulatory approval and the asset life is determined to be finite, the asset’s useful life will be estimated, and the asset will be amortized over its remaining useful life.

The IPR&D asset is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These events and changes can include significant current period operating losses or negative cash flows associated with the use of the IPR&D asset, such as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing the Company’s programs. When impairment indicators are present, the Company compares undiscounted future cash flows to the asset’s carrying value to determine if the asset is recoverable. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset to its carrying value.

No impairment losses were recorded on the IPR&D asset during the years ended December 31, 2024 or 2023.

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

Sale of Future Payments

On January 12, 2024, the Company entered into the Purchase Agreement with XOMA to monetize a portion of its future payments for commercial sales of DSUVIA and services performed by the Company to support sales of DSUVIA to the Department of Defense, or DoD, by Alora under the Marketing Agreement, and sales milestones under the DSUVIA Agreement. Refer to Note 7, “Sale of Future Payments” for further details on the Purchase Agreement.

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

The Company applies the two-class method to compute basic and, if more dilutive than other methods, diluted net income or loss per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders (including pre-funded warrants). Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration and are exercisable after the original issuance date. In addition, the Company is required to calculate diluted net income or loss per share under the two-class method if the effect is more dilutive than the application of another dilutive method of calculating diluted EPS (i.e., the treasury stock, if-converted, or contingently issuable share method). In periods where there is a net loss, no allocation of undistributed net loss to participating securities is performed if the holders of these securities are not contractually obligated to participate in the Company’s losses. The Company’s participating securities include the November 2021 Financing Warrants, December 2022 Common Stock Warrants, the July 2023 Series A and Series B common stock warrants, and the placement agent July 2023 Series A and Series B common stock warrants (see Note 9, “Stockholders’ Equity” and Note 10, “Warrants”).

For additional information regarding the net loss per share, see Note 12, “Net Loss per Share of Common Stock”.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The Company adopted annual requirements under ASU 2023-07 on January 1, 2024, and plans to adopt interim requirements under ASU 2023-07 on January 1, 2025, on a retrospective basis. ASU 2023-07 only impacted the disclosures and did not impact the consolidated financial statements. See Note 16, “Segment Information” for disclosures related to the adoption of ASU 2023-07.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025, and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09; however, the adoption of ASU 2023-09 will not have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2024 and 2023, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$364	$—	$—	$364
Money market funds	2,632	—	—	2,632
U.S. government agency securities	5,867	—	—	5,867
Total cash and cash equivalents	$8,863	$—	$—	$8,863

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$1,342	$—	$—	$1,342
Money market funds	90	—	—	90
U.S. government agency securities	1,896	—	—	1,896
Commercial paper	2,393	—	—	2,393
Total cash and cash equivalents	5,721	—	—	5,721

Short-term investments:
U.S. government agency securities	3,362	—	—	3,362
Commercial paper	298	—	—	298
Total short-term investments	3,660	—	—	3,660
Total cash, cash equivalents, and short-term investments	$9,381	$—	$—	$9,381

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the years ended December 31, 2024 or 2023. As such, we did not record a credit allowance for the year ended December 31, 2024 or 2023.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of December 31, 2024 and December 31, 2023, the Company held, in addition to Level II assets, a warrant liability related to the December 2022 Common Stock Warrants (see Note 10, “Warrants” below for further description). The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of December 31, 2024
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,632	$2,632	$—	$—
U.S. government agency securities	5,867	—	5,867	—
Total assets measured at fair value	$8,499	$2,632	$5,867	$—
Liabilities
Warrant liability	$1,061	$—	$—	$1,061
Total liabilities measured at fair value	$1,061	$—	$—	$1,061

	As of December 31, 2023
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$90	$90	$—	$—
U.S. government agency securities	5,258	—	5,258	—
Commercial paper	2,691	—	2,691	—
Total assets measured at fair value	$8,039	$90	$7,949	$—
Liabilities
Warrant liability	$1,778	$—	$—	$1,778
Total liabilities measured at fair value	$1,778	$—	$—	$1,778

The following table sets forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Fair value—beginning of period	$1,778	$7,098
Change in fair value of December 2022 Common Stock Warrants	(717)	(5,320)
Fair value—end of period	$1,061	$1,778

At December 31, 2024, the December 2022 Common Stock Warrants were valued at approximately $1.1 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.5241 per share, expected life of 4 years, volatility of 100.81%, a risk-free rate of 4.33% and 0% expected dividend yield.

At December 31, 2023, the December 2022 Common Stock Warrants were valued at approximately $1.8 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.74 per share, expected life of 5 years, volatility of 94.05%, a risk-free rate of 3.84% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the years ended December 31, 2024 or 2023.

3. Discontinued Operations

DSUVIA Agreement

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

The closing of the DSUVIA Agreement included the execution of the Amended DZUVEO Agreement (as defined below) and the Amended and Restated Supply Agreement (as defined below) between the Company and Aguettant, as well as certain ancillary agreements between the Company and Alora. Such ancillary agreements include (a) an intellectual property agreement, pursuant to which Alora granted fully-paid, royalty-free and perpetual licenses to the Company under certain specified intellectual property rights acquired by Alora under the DSUVIA Agreement for, among other things, the development, manufacture, commercialization and exploitation of certain products, including Zalviso, (b) a transition services agreement, pursuant to which, during the period specified therein, the Company will be paid to provide certain services (including, manufacturing technology transfer, supply chain, regulatory, and medical affairs services) to Alora, and distribute, on behalf of Alora, certain inventory of the Product transferred to Alora under the DSUVIA Agreement, and (c) an ongoing marketing agreement, or the Marketing Agreement, pursuant to which the Company will have the exclusive right to market and offer the Product for sale to the DoD and Alora will pay to the Company 75% of net sales of the Product sold to the DoD, subject to adjustment in certain circumstances.

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

The Company’s DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, the liabilities associated with these operations have been classified as liabilities of discontinued operations in the consolidated balance sheets at December 31, 2024 and 2023. There were no assets of discontinued operations at December 31, 2024 or 2023. The operations and cash flows of the DSUVIA business are presented as discontinued for all periods presented.

The following table presents the results of the discontinued operations (in thousands):

	Year ended December 31,
	2024	2023
Total revenues	$—	$501
Cost of goods sold	—	711
Selling, general and administrative expense	—	731
Impairment of net assets held for sale	—	6,853
Impairment of fixed assets	—	1,065
Gain on termination of lease liabilities	—	(1,098)
Research and development expenses	—	349
Net loss from discontinued operations	$—	$(8,110)

The following table summarizes the carrying amounts of major classes of liabilities of discontinued operations for each of the periods presented (in thousands).

	December 31, 2024	December 31, 2023
Accrued liabilities	$723	$731
Total current liabilities of discontinued operations	723	731
Net liabilities of discontinued operations	$(723)	$(731)

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

In October 2024, Alora notified the Company that they are discontinuing their DSUVIA sales efforts on behalf of non-DoD customers. At this time, the Company is uncertain as to the impact of this decision on sales of DSUVIA to the DoD, but it expects to be able to continue to market DSUVIA to the DoD until all inventory is sold or Alora makes the decision to no longer provide the supply of DSUVIA to the DoD.

4. Asset Acquisition

In January 2022, the Company acquired Lowell pursuant to the Merger Agreement, in a transaction which includes up to approximately $26.0 million of contingent consideration payable in cash or stock at the Company’s option, upon the achievement of regulatory and sales-based milestones. In connection with the Merger Agreement, the Company acquired Niyad and LTX-608, an IPR&D asset.

The carrying value of the IPR&D asset is $8.8 million at December 31, 2024 and 2023. Contingent consideration of up to $26.0 million associated with the Merger Agreement, payable in cash or stock at the Company’s option, was not included in the initial cost of the assets purchased as the contingent consideration is contingent upon events that are outside the Company’s control, such as regulatory approvals and issuance of patents, which are not considered probable until notification is received. However, upon achievement or anticipated achievement of each milestone, the Company shall recognize the related, appropriate payment as an additional cost of the acquired IPR&D asset. As of December 31, 2024, none of the contingent events have occurred.

5. In-License Agreement

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe for injection, and (ii) a phenylephrine pre-filled syringe for injection. Aguettant will supply the Company with the products for use in commercialization if they are approved in the United States.

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

As of December 31, 2024, there have been no payments by the Company to Aguettant under the PFS Agreement.

6. Long-Term Debt

Loan Agreement with Oxford

On May 30, 2019, the Company entered into the Loan Agreement with Oxford Finance LLC, or Oxford, as the Lender. Under the Loan Agreement, the Lender made a term loan to the Company in an aggregate principal amount of $25.0 million, or the Loan, which was funded on May 30, 2019.

In connection with the closing of the divestment of DSUVIA to Alora, on April 3, 2023, the Company paid Oxford the remaining amount due of approximately $3.4 million including accrued interest and fees under the Loan, and the Loan Agreement was terminated with no further obligations by either party. Interest expense related to the Loan Agreement was $0.1 million, which represented amortization of the debt discount, for the year ended December 31, 2023.

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 8,833 shares of the Company’s common stock with a per share exercise price of $56.60, or the Loan Agreement Warrants (see Note 10, “Warrants”).

7. Sale of Future Payments

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

As the payments are remitted to XOMA, the liability will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future payments, the Company is required to estimate the total amount of future payments to XOMA over the life of the Purchase Agreement. In October 2024, Alora notified the Company that they are discontinuing their DSUVIA sales efforts to non-DoD customers. At this time, the Company is uncertain as to the impact of this decision on sales of DSUVIA to the DoD. As a result, the Company estimates that future payments under the Purchase Agreement will be less than the proceeds from the sale of such future payments. Accordingly, the Company will not recognize any related non-cash interest expense. When the expected payments under the sale of future payments are lower than the gross proceeds of $6.6 million received, the Company defers recognition of any probable contingent gain until the Company has met its obligations under the liability related to the sale of future payments. For the year ended December 31, 2024, the estimated effective interest rate under the agreement was approximately 0%.

The Company did not recognize any non-cash revenue and recognized non-cash interest expense of approximately $0.4 million for the year ended December 31, 2024. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future payments in the consolidated statements of operations.

The following table shows the activity within the liability account during the year ended December 31, 2024, and the period from inception to December 31, 2024 (in thousands):

	Year ended December 31, 2024	Period from inception to December 31, 2024
Liability related to sale of future payments — beginning balance	$—	$—
Proceeds from sale of future payments, net of issuance costs	6,133	6,133
Payments to XOMA	—	—
Non-cash interest expense recognized	394	394
Liability related to sale of future payments as of December 31, 2024	$6,527	$6,527

8. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. The Court granted three motions to dismiss plaintiffs’ complaint: the first on September 28, 2022, the second on November 28, 2022, and the third, with prejudice on May 7, 2024. Judgment was entered for defendants on plaintiffs’ claims on May 7, 2024. On June 5, 2024, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. Briefing on the appeal was complete on January 21, 2025. The Court has not yet scheduled a hearing on the appeal.

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

9. Stockholders’ Equity

The Company is authorized to issue two classes of stock to be designated, respectively, as “Common Stock” and “Preferred Stock.” The total number of shares which the Company is authorized to issue is 210,000,000 shares, and includes 200,000,000 shares of Common Stock, each having a par value of $0.001, and 10,000,000 shares of Preferred Stock, each having a par value of $0.001. Each outstanding share of Common Stock entitles the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote. The rights, preferences and privileges of the holders of Common Stock are subject to and may be adversely affected by the rights of the holders of shares of any series of Preferred Stock that we may designate in the future. As of December 31, 2024, there are no shares of Preferred Stock issued and outstanding.

Subject to the preferences that may be applicable to any outstanding shares of Preferred Stock, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s board of directors. No dividends have been declared to date.

Common Stock

January 2024 Private Placement

On January 17, 2024, the Company entered into a private placement with certain institutional investors, or the January 2024 Purchasers, for aggregate gross proceeds of $6.0 million upfront, an additional $10.0 million committed upon the announcement of positive clinical trial results for the Company’s NEPHRO CRRT study of Niyad, and an additional $2.0 million if Talphera stock trades above a specified price following the NEPHRO CRRT registration trial announcement, before deducting offering expenses payable by the Company, or the January 2024 Private Placement.

The terms of the January 2024 Private Placement include:

(i)

the first tranche of the January 2024 Private Placement, which closed on January 22, 2024, resulted in the aggregate gross proceeds to the Company of approximately $6.0 million for pre-funded warrants to purchase up to 7,792,208 shares of Common Stock, excluding the proceeds, if any, from the exercise of the pre-funded warrants issued in such tranche, or the January 2024 Pre-Funded Warrants (see Note 10, “Warrants”).

(ii)

the second tranche of the January 2024 Private Placement, which is a conditional purchase by the January 2024 Purchasers subject to either (a) the satisfaction or waiver of achieving, by September 30, 2024, the NEPHRO CRRT primary and one of the secondary clinical trial endpoints, resulting in the Company issuing pre-funded warrants to purchase up to 12,987,013 shares of Common Stock, and receiving additional aggregate gross proceeds of approximately $10.0 million, and/or (b) the satisfaction or waiver of the volume-weighted average price of the Common Stock for each of the immediately subsequent five (5) trading days following the Company’s announcement of its NEPHRO CRRT trial data being at least $0.92 per share, resulting in the Company issuing pre-funded warrants to purchase up to 2,597,402 shares of Common Stock and receiving additional aggregate gross proceeds of approximately $2.0 million.

Any of the conditions in the second tranche can be waived by each of the January 2024 Purchasers. The Company determined that the conditional tranche right is equity classified as it is indexed to the Company's own shares and meets all other conditions for equity classification and that the fair value of the right was immaterial at issuance.

In connection with the January 2024 Private Placement, the Company and the January 2024 Purchasers agreed to amend and restate a portion of the July 2023 Series A common stock warrants and July 2023 Series B common stock warrants outstanding by reducing the exercise price thereunder from $1.11 to $0.77 per share (see Note 10, “Warrants”).

On September 30, 2024, the Company amended the securities purchase agreements of the January 2024 Private Placement, dated January 17, 2024, with entities affiliated with Nantahala Management, LLC, or the Nantahala Agreements, to extend to June 30, 2025 the date by which the Company must achieve the precedent conditions to the second closing thereunder, or the Nantahala Amendments. If prior to the second closing, the Company consummates an equity financing, then the January 2024 Purchasers shall be released from their obligation to purchase additional shares of Common Stock and/or pre-funded warrants to purchase Common Stock pursuant to the Nantahala Agreements, as amended. The Company determined that the Nantahala Amendments represented a modification but that no financial impact would be recorded as the difference between the fair values of the Nantahala Agreements immediately before and after the Nantahala Amendments was insignificant.

The January 2024 Private Placement contains customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties.

July 2023 Private Placement

On July 17, 2023, the Company entered into a securities purchase agreement, or the July 2023 Purchase Agreement, with several institutional investors, or the July 2023 Purchasers, relating to the issuance and sale to the July 2023 Purchasers in a private placement, or the July 2023 Private Placement, of 5,340,591 shares of Common Stock, pre-funded warrants to purchase up to an aggregate of 2,012,356 shares of Common Stock at an exercise price of $0.001 per share, or the July 2023 Pre-Funded Warrants; July 2023 Series A common stock warrants to purchase up to an aggregate of 7,352,947 shares of Common Stock at an exercise price of $1.11 per share; and July 2023 Series B common stock warrants to purchase up to an aggregate of 7,352,947 shares of Common Stock at an exercise price of $1.11 per share. In connection with the January 2024 Private Placement, a portion of these July 2023 Series A common stock warrants and July 2023 Series B common stock warrants were restated and amended to reduce the exercise price thereunder from $1.11 to $0.77 per share (see Note 10, “Warrants”).

The combined offering price of the July 2023 Private Placement was $1.36 per share of Common Stock and accompanying July 2023 Series A common stock warrant and July 2023 Series B common stock warrant, or in the case of July 2023 Pre-Funded Warrants, $1.359 per pre-funded warrant and accompanying July 2023 Series A common stock warrant and July 2023 Series B common stock warrant (which is the purchase price per share of common stock and accompanying warrants less $0.001). The aggregate gross proceeds to the Company from the July 2023 Private Placement were approximately $10.0 million, before deducting placement agent fees and other expenses payable by the Company of approximately $1.1 million, and excluding the proceeds, if any, from the exercise of the July 2023 Pre-Funded Warrants and July 2023 Series A and July 2023 Series B common stock warrants issued in the July 2023 Private Placement.

In May 2023, the Company engaged H.C. Wainwright & Co., LLC to act as placement agent in the private placement. As compensation, the Company paid the placement agent a cash fee equal to 5.25% of the aggregate gross proceeds generated from the private placement and reimbursed certain expenses of the placement agent in connection with the private placement totaling $0.1 million. The placement agent will be entitled to an additional one-time payment of $200,000 upon the exercise of the July 2023 Series A and Series B common stock warrants. In addition, the Company issued to the placement agent fully vested July 2023 Series A common stock warrants, or placement agent July 2023 Series A common stock warrants, to purchase 183,824 shares of common stock and fully vested July 2023 Series B common stock warrants, or placement agent July 2023 Series B common stock warrants, to purchase 183,823 shares of common stock.

See Note 10, “Warrants” for additional information regarding the July 2023 Series A and B warrants and the placement agent July 2023 Series A and Series B common stock warrants.

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

Amended and Restated 2020 Equity Incentive Plan

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

On June 24, 2024, at the 2024 Annual Meeting of Stockholders of the Company, upon the recommendation of the Company’s Board of Directors, the Company’s stockholders approved an amendment and restatement of the Company’s 2011 Employee Stock Purchase Plan, or the Amended 2011 ESPP, to increase the number of authorized shares reserved for issuance thereunder by 100,000 shares, subject to adjustment for certain changes in the Company’s capitalization. The aggregate number of shares of the Company’s common stock that may now be issued under the Amended 2011 ESPP is 345,000.

10. Warrants

The activity related to warrants during the years ended December 31, 2024 and 2023, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at January 1, 2023	7,824,933	$1.71
Granted	17,085,897	$0.99
Exercised	(3,228,781)	$(0.0003)
Outstanding at December 31, 2023	21,682,049	$1.40
Granted	7,792,208	$0.001
Outstanding at December 31, 2024	29,474,257	$0.96
Exercisable at December 31, 2024	29,474,257	$0.96

At December 31, 2024, the range of exercise prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding		Warrants Exercisable
Warrant Exercise Price	Number of Warrants	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$0.001	9,208,681	Unlimited	9,208,681	$0.001
$0.77	5,882,356	3.55	5,882,356	$0.77
$1.11	8,904,688	3.55	8,904,688	$1.11
$1.70	367,647	3.55	367,647	$1.70
$2.07	4,977,052	4.00	4,977,052	$2.07
$20.00	125,000	1.87	125,000	$20.00
$56.60	8,833	4.41	8,833	$56.60
Total	29,474,257	3.65	29,474,257	$0.96

January 2024 Pre-Funded Warrants and Amendment of Prior Warrants

On January 17, 2024, the Company issued the January 2024 Pre-Funded Warrants to purchase up to an aggregate of 7,792,208 shares of Common Stock in the first tranche of the two-tranche January 2024 Private Placement (see Note 9, “Stockholders’ Equity”). The January 2024 Pre-Funded Warrants were exercisable immediately following the closing date of the first tranche of the January 2024 Private Placement, or January 22, 2024, and have an unlimited term and an exercise price of $0.001 per share.

The January 2024 Pre-Funded Warrants were classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of Common Stock upon exercise. All of the shares underlying the January 2024 Pre-Funded Warrants have been included in the weighted-average number of shares of Common Stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration and are fully vested and are exercisable after their original issuance date. The January 2024 Pre-Funded Warrants may participate with common shareholders in dividends or other distributions.

In July 2023, in connection with the July 2023 Private Placement Warrants (see below), the Company issued to certain of the July 2023 Purchasers (i) Series A common stock warrants to purchase up to 3,676,473 shares of Common Stock and (ii) Series B common stock warrants to purchase up to 3,676,473 shares of Common Stock, or collectively, the Prior Warrants. In connection with the January 2024 Private Placement, the Company and the January 2024 Purchasers agreed to amend and restate 2,941,178 of each the Series A common stock warrants and Series B common stock warrants outstanding, by reducing the exercise price thereunder from $1.11 to $0.77 per share. Pursuant to ASU 2021-04, the Company remeasured the fair value of the amended and restated Prior Warrants as of the modification date based on the modified terms and recorded the increase in fair value of $0.3 million as equity issuance costs, all of which was allocated to additional paid in capital. The fair value assumptions related to the modification of these 5,882,356 amended and restated Prior Warrants as of January 17, 2024 were as follows: exercise price of $0.77 per share, stock price of $0.769 per share, expected life of 4.5 years, volatility of 96.91%, a risk-free rate of 4.02% and 0% expected dividend yield.

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

The July 2023 Pre-Funded Warrants were exercisable immediately following the closing date of the July 2023 Private Placement, or July 20, 2023, and have an unlimited term.

The July 2023 Series A and Series B common stock warrants were exercisable immediately following the closing date of July 20, 2023, and have a five-year term, unless certain milestone events are met which accelerate the expiration date to 45 days following such announcement. The July 2023 Series A and Series B common stock warrants also include certain rights upon “fundamental transactions” as described in such warrants, including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of Common Stock in such fundamental transaction in the amount of the Black Scholes value (as described in such warrants) of the unexercised portion of the applicable warrants on the date of the consummation of such fundamental transaction.

The Company evaluated the July 2023 Pre-Funded Warrants, and the July 2023 Series A and Series B common stock warrants under ASC 815-40 and determined that they did not require liability classification and met the requirements for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. Accordingly, the proceeds were allocated between Common Stock and the July 2023 Pre-Funded Warrants, Series A and Series B common stock warrants at their respective relative fair value basis to stockholders’ equity and as a component of additional paid-in capital on the consolidated balance sheets. The fair value of the July 2023 Series A and Series B common stock warrants was determined using a Black-Scholes option pricing model and the Common Stock based on the closing date share price and were recorded in additional paid-in capital within stockholders' equity on the consolidated balance sheets.

In connection with the January 2024 Private Placement, the Company and the purchasers agreed to amend and restate the Prior Warrants by reducing their exercise price from $1.11 to $0.77 per share (see “January 2024 Pre-Funded Warrants and Amendment of Prior Warrants” above).

The placement agent July 2023 Series A and Series B Common Stock Warrants (see Note 9, “Stockholders’ Equity”) have the same terms as the July 2023 Series A and Series B Common Stock Warrants, except such warrants do not have a Black Scholes provision in the event of a fundamental transaction and the exercise price of such warrants is $1.70 per share, which is 125% of the combined offering price per share. The Company concluded that the placement agent July 2023 Series A and Series B Common Stock Warrants are freestanding equity-linked derivative instruments that met the criteria for equity classification. The placement agent July 2023 Series A and Series B Common Stock Warrants were valued at approximately $0.3 million, using the Black-Scholes option pricing model as follows: exercise price of $1.70 per share, stock price of $1.07 per share, expected life of 5 years, volatility of 94.3%, a risk-free rate of 4.08% and 0% expected dividend yield.

As of December 31, 2024, none of the July 2023 Series A and Series B common stock warrants nor the placement agent July 2023 Series A and Series B common stock warrants had been exercised and all were still outstanding, while 595,883 of the July 2023 Pre-Funded Warrants were exercised in the year ended December 31, 2023, and 1,416,473 remained outstanding as of December 31, 2024.

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

As of December 31, 2024, none of the 4,227,052 December 2022 Common Stock Warrants had been exercised and all remained outstanding, while all the 2,632,898 December 2022 Pre-Funded Warrants were exercised in full in the year ended December 31, 2023 and none remained outstanding at December 31, 2024.

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

As of December 31, 2024, the August 2022 LPC Warrant had not been exercised and was still outstanding.

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

The remaining warrants issued in the November 17, 2021, registered direct offering for 125,000 shares of the Company’s common stock are currently exercisable at a price of $20.00 per share and expire on November 15, 2026.

As of December 31, 2024, none the November 2021 Financing Warrants had been exercised and all remained outstanding.

Loan Agreement Warrants

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to the Lender and its affiliates, which are exercisable for an aggregate of 8,833 shares of the Company’s common stock with a per share exercise price of $56.60, or the Loan Agreement Warrants. The Loan Agreement Warrants may be exercised on a cashless basis. The Loan Agreement Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of ten years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Loan Agreement Warrants. The number of shares for which the Loan Agreement Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Loan Agreement Warrants. The Loan Agreement Warrants have been classified within stockholders’ equity and accounted for as a discount to the loan by allocating the gross proceeds on a relative fair value basis.

As of December 31, 2024, none of the Loan Agreement Warrants had been exercised and all remained outstanding.

11. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the Amended ESPP as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$375	$498
Selling, general and administrative	614	1,212
Discontinued operations	—	19
Total	$989	$1,729

In the year ended December 31, 2024, there were 49,515 shares issued under the Amended ESPP. The weighted average fair value of shares issued under the Amended ESPP in 2024 and 2023 was $0.88 and $1.08 per share, respectively. As of December 31, 2024, there were 165,897 shares available for future grant under the Amended ESPP.

The following table summarizes restricted stock unit activity under the Company’s Equity Incentive Plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2023	82,778	$16.97
Granted	48,158	1.67
Vested	(40,356)	19.28
Forfeited	(4,348)	12.56
Restricted stock units outstanding, December 31, 2023	86,232	$7.57
Granted	176,768	1.03
Vested	(42,525)	11.31
Forfeited	(7,552)	2.03
Restricted stock units outstanding, December 31, 2024	212,923	$1.59

The following table summarizes stock option activity under the Company’s Equity Incentive Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2023	725,623	$52.98
Granted	288,929	1.67
Forfeited	(14,673)	9.72
Expired	(106,558)	83.88
January 1, 2024	893,321	$33.41
Granted	1,053,612	1.03
Forfeited	(41,156)	1.75
Expired	(118,877)	71.96
December 31, 2024	1,786,900	$12.48	7.6	$—
Vested and exercisable options—December 31, 2024	605,249	$34.28	4.8	$—
Vested and expected to vest—December 31, 2024	1,786,900	$12.48	7.6	$—

As of December 31, 2024, there were 1,956,919 shares available for future grant under the 2020 EIP.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2024, is summarized below:

			Options Outstanding			Options Vested and Exercisable
Exercise Prices			Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$0.684	-	$1.03	859,701	9.2	$1.01	24,409	$0.68
$1.08	-	$1.62	185,000	9.4	$1.08	—	$—
$1.76	-	$2.64	249,184	8.1	$1.76	114,204	$1.76
$4.62	-	$6.93	10,850	7.5	$4.62	10,850	$4.62
$8.03	-	$12.045	84,703	7.1	$8.08	60,199	$8.08
$14.40	-	$21.60	12,033	5.0	$16.50	12,033	$16.50
$22.40	-	$33.60	11,700	6.1	$28.62	11,625	$28.66
$34,40	-	$51.60	208,405	4.1	$41.92	206,605	$41.96
$57.40	-	$86.10	163,274	1.7	$64.92	163,274	$64.92
$94.60	-	$141.90	2,050	0.9	$94.60	2,050	$94.60
			1,786,900	7.6	$12.48	605,249	$34.28

The weighted average grant-date fair value of options granted during the years ended December 31, 2024 and 2023, was $0.84 and $1.32 per share, respectively. As of December 31, 2024, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.0 million which is expected to be recognized over a weighted-average period of 2.5 years. The grant date fair value of options vested during the years ended December 31, 2024 and 2023, was $2.0 million and $0.9 million, respectively. There were no options exercised during the years ended December 31, 2024 and 2023. In addition, the performance-based stock options granted in March 2021 to certain of the Company’s executive officers remained unvested and expired during the year ended December 31, 2024.

The Company used the following assumptions to calculate the fair value of each time-based stock option:

	Year Ended December 31,
	2024			2023
Expected term (in years)	6.5			6.3
Risk-free interest rate	4.1%	-	4.5%	3.9%	-	4.6%
Expected volatility	98%			94%
Expected dividend rate	0%			0%

12. Net Loss per Share of Common Stock

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

The July 2023 Series A and Series B common stock warrants, the placement agent July 2023 Series A and Series B common stock warrants, the December 2022 Common Stock Warrants, and the November 2021 Financing Warrants are all participating securities which, by definition, entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares; however, there is no contractual obligation on the part of the warrantholders to participate in the Company’s losses.

Given that the Company’s participating securities do not have a contractual obligation to share in the Company’s losses, net loss for the years ended December 31, 2024 and 2023, was attributed entirely to common stockholders. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the Company’s January 2024, July 2023 and December 2022 Pre-Funded Warrants issued with de minimis exercise prices of $0.001, $0.001 and $0.0001 per share, respectively, are considered outstanding common shares which are included in the calculation of basic and diluted net income (loss) per share in all circumstances.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023
ESPP, RSUs and stock options to purchase common stock	1,999,823	979,553
Common stock warrants	20,265,576	20,265,576

In addition, the shares contingently issuable in connection with the Merger Agreement, as described in Note 4, “Asset Acquisition”, have also been excluded from the computation of diluted net loss per share of common stock for the periods presented because the contingencies for issuance of these shares have not been met.

13. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and employee benefits	$880	$2,005
Accrued professional services	84	121
Other accrued liabilities	290	319
Total accrued liabilities	$1,254	$2,445

14. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a matching contribution of up to 4% of the related compensation. Under the vesting schedule, employees have ownership in the matching employer contributions based on the number of years of vesting service completed. Company contributions were $0.2 million for each of the years ended December 31, 2024 and 2023.

15. Income Taxes

Net deferred tax assets as of December 31, 2024 and 2023, consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Accruals and other	$1,347	$1,717
Research credits	8,379	7,839
Net operating loss carryforward	90,142	88,839
Section 59(e) R&D expenditures	1,136	1,937
Section 174 R&D expenditures	2,446	1,651
XOMA royalty	1,371	—
Total deferred tax assets	104,821	101,983
Deferred tax liabilities:
IP from Acquisition	(1,852)	(1,874)
Total deferred tax liabilities	(1,852)	(1,874)
Valuation allowance	(102,969)	(100,109)
Net deferred tax assets	$—	$—

Reconciliations of the statutory federal income tax to the Company’s effective tax during the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax at statutory federal rate	$(2,731)	$(3,862)
State tax—net of federal benefit	55	2,495
Research credits	(363)	(292)
Stock options	319	738
Other	10	(139)
Change in valuation allowance	2,860	2,177
Revaluation of Put Option Liability	(150)	(1,117)
Provision for income taxes	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.9 million and $2.2 million during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had federal net operating loss carryforwards of $384.8 million, of which $114.9 million federal net operating losses generated before January 1, 2018, will begin to expire in 2029. Federal net operating losses of $270.0 million generated from 2018 to 2023, will carryforward indefinitely but are subject to the 80% taxable income limitation. As of December 31, 2024, the Company had state net operating loss carryforwards of $134.7million, which begin to expire in 2028.

As of December 31, 2024, the Company had federal research credit carryovers of $7.5 million, which begin to expire in 2026. As of December 31, 2024, the Company had state research credit carryovers of $4.7 million, which will carryforward indefinitely.

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

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2024 and 2023, is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Unrecognized benefit—beginning of period	$2,835	$2,678
Gross increases—prior period tax positions	—	—
Gross increases—current period tax positions	196	157
Unrecognized benefit—end of period	$3,031	$2,835

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

There were no accrued interest or penalties related to unrecognized tax benefits in the years ended December 31, 2024 or 2023. The Company files income tax returns in the United States, California, and other states. The tax years 2005 through 2014, and 2016 through 2024, remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in U.S. federal, state or foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

In March 2020, the Coronavirus Aid, Relief and Economic Security, or CARES, Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded net operating loss carryback periods, increases to interest deductibility limitations, and accelerated alternative minimum tax refunds. The Company has evaluated these items and determined that the items do not have a material effect on the Company's financial statements as of December 31, 2023 or 2024. Additionally, the CARES Act enacted the Employee Retention Credit, or ERC, to incentivize companies to retain employees, which was subsequently modified by extension of the CARES Act. Under the provisions of the CARES Act and its subsequent extension, the Company was eligible for ERCs, subject to certain criteria. Accordingly, the Company recorded a reduction in payroll taxes related to ERCs claimed for $1.4 million in the year ended December 31, 2021. These credits were recorded in the consolidated statements of operations as an offset to the related payroll expenses in the respective operating costs and expenses line item and are disclosed within prepaid expenses and other current assets on the Company’s consolidated balance sheets at December 31, 2023.

16. Segment Information

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company has one reportable segment, which is the development and commercialization of innovative therapies for use in medically supervised settings.

The Company’s chief operating decision maker, or CODM, which consists of its Chief Executive Officer and the Chief Financial Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations. The CODM uses consolidated net loss to evaluate the Company's spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

Factors used in determining the reportable segment include the nature of the Company's operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The segment derives its revenues in the United States pursuant to the Marketing Agreement with Alora. All long-lived assets are maintained in the United States.

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Year ended
	December 31,
	2024	2023
Revenue	$—	$651
Less:
Employee expense (not including stock-based compensation)	6,212	6,974
Development and clinical trial expense	3,385	2,501
Other general and administrative expense(a)	4,376	5,917
Other segment income, net(b)	(969)	(4,454)
Discontinued operations	—	8,110
Segment and consolidated net loss	$(13,004)	$(18,397)

(a)Other general and administrative expense includes consulting and professional services fees, insurance, facilities and other corporate expenses.

(b)Other segment income, net includes gain on sale of future payments, fair value adjustments to warrant liability, interest income and expense, and stock-based compensation expense and marketing support.

17. Subsequent Events

On March 31, 2025, the Company entered into a securities purchase agreement and registration rights agreement with several institutional investors and a member of management (collectively, the “Purchasers”), relating to the issuance and sale in a private placement in three separate tranches of: (i) shares of its common stock, par value $0.001 per share, and (ii) pre-funded warrants to purchase shares of common stock. The pre-funded warrants will be exercisable immediately following the applicable closing and have an unlimited term and an exercise price of $0.001 per share.

At the first closing of the private placement, the Company will issue and sell to the Purchasers: (i) 3,405,118 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,999,316 shares of common stock. The aggregate gross proceeds to the Company from the first closing of the private placement will be approximately $4.9 million, before deducting placement agent fees and other estimated expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

The second and third closings of the private placement will occur if the Company announces the enrollment of at least 17 and 35 patients, respectively, in its Niyad NEPHRO CRRT study and following such announcements the average volume weighted average price of its common stock for each of the immediately subsequent five (5) trading days is at least $0.7325 per share. At each of the second and third closings, the Company expects to issue and sell to the Purchasers: (i) 3,405,118 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,999,316 shares of common stock. The gross proceeds to the Company from the second and third closings of the private placement are expected to be approximately $4.9 million each (approximately $9.8 million in the aggregate), before deducting placement agent fees and other estimated expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

Pursuant to the registration rights agreement, the Company agreed to file registration statements under the Securities Act of 1933, as amended, with the Securities and Exchange Commission following the applicable closings covering the resale of the shares of common stock to be issued in the private placement and the shares of common stock underlying the pre-funded warrants.