Form 10-K/A
period 2024-12-31
TALPHERA, INC.
filed 2025-04-29
CIK 1427925

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 31, 2025, Talphera, Inc., filed its Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Annual Report. The 2024 Annual Report omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the fiscal year.

This Amendment No. 1 to Form 10-K, or this Amendment, is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13 and 14 of the 2024 Annual Report to include the information required by such items;

●	delete the reference on the cover of the 2024 Annual Report to the incorporation by reference of portions of our proxy statement into Part III of the 2024 Annual Report; and

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

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the 2024 Annual Report. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the 2024 Annual Report. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the 2024 Annual Report was filed. Accordingly, this Amendment should be read in conjunction with the 2024 Annual Report and our other filings with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. These forward-looking statements may relate to, among other things, our expectations regarding the scope, progress, expansion, and costs of researching, developing and commercializing our product candidates; our opportunity to benefit from various regulatory incentives; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. These are only some of the factors that may affect the forward-looking statements contained in the 2024 Annual Report. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in the 2024 Annual Report. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities. However, we operate in a competitive and rapidly changing environment and new risks and uncertainties emerge, are identified or become apparent from time to time. It is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in the 2024 Annual Report. You should be aware that the forward-looking statements contained in the 2024 Annual Report are based on our current views and assumptions. We undertake no obligation to revise or update any forward-looking statements made in the 2024 Annual Report to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law.

Unless the context indicates otherwise, the terms “Talphera,” “we,” “us” and “our” refer to Talphera, Inc., and its consolidated subsidiary. “Niyad” and “Fedsyra” are trademarks, and “Zalviso” is a registered trademark, all owned by Talphera, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

TALPHERA, INC.

2024 ANNUAL REPORT ON FORM 10-K

AMENDMENT NO. 1

TABLE OF CONTENTS

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our Board of Directors consists of seven directors, divided into three classes, denominated Class I, Class II and Class III. Each Director Class has a term of three years, and the three classes are staggered with respect to their termination dates. The terms of the current Class II Directors, Class III Directors and Class I Directors, expire in 2025, 2026 and 2027, respectively. At each annual stockholder meeting, the successors to the Directors whose terms expire are elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election and until his or her successor is elected, or, if sooner, until the Director’s death, resignation or removal.

Currently, our Board of Directors is classified as follows: members of Class I are Adrian Adams and Jill Broadfoot; members of Class II are Vincent J. Angotti, Abhinav Jain and Stephen J. Hoffman, M.D. Ph.D.; and members of Class III are Marina Bozilenko and Mark Wan.

The following table sets forth information concerning our directors, including their ages as of April 29, 2025. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Adrian Adams	74	Chairman and Director
Vincent J. Angotti	57	Chief Executive Officer and Director
Marina Bozilenko	59	Director
Jill Broadfoot	64	Director
Stephen J. Hoffman, M.D. Ph.D.	71	Director
Abhinav Jain	35	Director
Mark Wan	59	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Member of the Finance and Strategic Transactions Committee

Adrian Adams has served as our Chairman since February 2013. In addition, Mr. Adams has served as Chairman of the board of directors of Akebia Therapeutics, Inc., a specialty publicly traded pharmaceutical company, since December 2018. From January 2020 through November 2023, Mr. Adams served as Chairman of the board of directors of Impel Pharmaceuticals, Inc., a publicly traded specialty pharmaceutical company, and from May 2020 through November 2023, he took on the additional role of Chief Executive Officer. Previously, Mr. Adams served as Chief Executive Officer of Aralez Pharmaceuticals, Inc., a specialty pharmaceutical company, after the merger between Pozen, Inc. and Tribute Pharmaceuticals Canada, Inc. in February 2016 to January 2019 and served as a member of the board of directors from February 2016 to April 2019. Prior to that, from May 2015 to January 2016, Mr. Adams served as Chief Executive Officer and a member of the board of directors of Pozen, Inc. Mr. Adams served as Chief Executive Officer and President of Auxilium Pharmaceuticals Inc., a specialty biopharmaceutical company, from December 2011 until January 2015, when it was acquired by Endo International plc. Prior to joining Auxilium, from September 2011 until November 2011, Mr. Adams served as Chairman and Chief Executive Officer of Neurologix, a company focused on development of multiple innovative gene therapy development programs. Before Neurologix, Mr. Adams served as President and Chief Executive Officer of Inspire Pharmaceuticals, Inc., where he oversaw the commercialization and development of prescription pharmaceutical products and led the company through a strategic acquisition by global pharmaceutical leader Merck & Co., Inc. in May 2011. Prior to Inspire, Mr. Adams served as President and Chief Executive Officer of Sepracor Inc. from December 2006 until February 2010, when it was acquired by Dainippon Sumitomo Pharma Co. Prior to joining Sepracor, Mr. Adams was President and Chief Executive Officer of Kos Pharmaceuticals, Inc. from 2002 until the acquisition of the company by Abbott Laboratories in December 2006. Mr. Adams graduated from the Royal Institute of Chemistry at Salford University in the U.K. Mr. Adams has extensive national and international experience and has been instrumental in launching major global brands in addition to driving successful corporate development activities encapsulating financing, product and company acquisitions, in-licensing and company M&A activities, all of which provide him with the qualifications and skills to serve as a director.

Vincent J. Angotti has served as our director and Chief Executive Officer since March 2017. From 2015 to 2016, Mr. Angotti was Chief Executive Officer and Director of XenoPort, Inc., a biopharmaceutical company that was acquired by Arbor Pharmaceuticals, LLC in 2016. Prior to that, from 2008 to 2015, Mr. Angotti held various roles at Xenoport, including Executive Vice President and Chief Operating Officer from 2012 to 2015, and Senior Vice President and Chief Commercialization Officer from 2008 to 2012. Prior to joining XenoPort, from 2001 to 2008, Mr. Angotti held several senior sales and marketing positions at Reliant Pharmaceuticals, Inc., a pharmaceutical company that was acquired by GlaxoSmithKline in 2007, the most recent of which was senior vice president of sales and marketing. Mr. Angotti began his career in the life sciences industry at Novartis Pharmaceuticals Corp., where he worked from 1991 until 2001 in sales and operations positions, most recently as executive director, field operations. He holds a B.S. with a concentration in Business Management from Cornell University and an M.B.A. with honors from Columbia University. Mr. Angotti’s role as our Chief Executive Officer, his business expertise and his prior leadership roles in pharmaceutical companies provides him with the qualifications and skills to serve as a director.

Marina Bozilenko has served as our director since March 2021. Since June 2021, Ms. Bozilenko has served as President, Chief Executive Officer and a member of the board of directors at Biothea Pharma, Inc., a private biotechnology company. From February 2021 until December 2023, she served as a Strategic Advisor to William Blair & Company, L.L.C., a financial services company she joined in January 2010 as Managing Director/Partner and Head of Biotechnology and Pharma. Ms. Bozilenko also currently serves as a member of the board of directors at SynAct Pharma AB, a publicly traded biotechnology company listed on the Spotlight Stock Market, a role she has held since April 2021. Prior to her position at William Blair, Ms. Bozilenko was a Principal at Kidd & Company, LLC, an investment firm, between August 2008 and January 2010. Prior to Kidd & Company, Ms. Bozilenko was Senior Managing Director at Bear, Stearns & Co. Inc., an investment bank, from April 2003 to January 2008, Managing Director at Banc of America Securities, LLC, an investment bank, between March 2000 and April 2003, Managing Director and Head of West Coast Healthcare Investment Banking at Prudential Vector Health Care Group, a brokerage firm, between July 1999 and March 2000, and held multiple positions of increasing responsibility including Managing Director and Head of West Coast at Vector Securities International, Inc., a brokerage firm, between March 1988 and July 1999. Between January 2010 and March 2020, Ms. Bozilenko served on the board of directors of Olema Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company. She currently serves as a member of the board of directors of Ascentage Pharma, Inc., a publicly traded biopharmaceutical company. Ms. Bozilenko received her B.A. in Molecular Biology and Biochemistry and M.A. in Economic History from the University of Chicago. Ms. Bozilenko’s financial and business expertise, including her diversified background in finance and business development, provides her with the qualifications and skills to serve as a director.

Jill Broadfoot has served as our director since November 2021. Ms. Broadfoot currently serves as the Chief Financial Officer of aTyr Pharma, Inc., a position she has held since July 2018. From January 2017 to July 2018, Ms. Broadfoot served as Chief Financial Officer of Emerald Health Pharmaceuticals Inc. and Emerald Health Bioceuticals Inc., where she was responsible for establishing operations for the U.S.-based pharmaceutical and bioceutical entities as well as the establishment of operations, corporate governance, finance and accounting and investor relations functions, among others. Prior to Emerald Health, Ms. Broadfoot served as Vice President, U.S. Corporate Controller at GW Pharmaceuticals, from May 2016 to January 2017. While at GW Pharmaceuticals, her responsibilities included establishing U.S. commercial operations and implementing U.S. public company financial and accounting standards in connection with the transfer of corporate operations from the U.K. to the U.S. Prior to joining GW Pharmaceuticals, Ms. Broadfoot served as Chief Financial Officer of Vical Inc., from October 2004 to March 2013, where she had oversight of finance, investor relations, manufacturing, information technology, human resources, and business development. Prior to that, Ms. Broadfoot held various positions at DJO Global, Inc., most recently as Vice President of Finance, and served as an audit manager at Ernst & Young LLP. Ms. Broadfoot is a member of the board of directors of Angiocrine Bioscience, Inc., a privately held biopharmaceutical company. Ms. Broadfoot holds a B.S. in Business Administration and Accounting from San Diego State University and is a Certified Public Accountant (Inactive). Ms. Broadfoot’s financial and business expertise, including her diversified background in finance, operations and business development, provides her with the qualifications and skills to serve as a director.

Stephen J. Hoffman, M.D., Ph.D. has served as our director since February 2010. Dr. Hoffman served as Chief Executive Officer and Director of Aerpio Pharmaceuticals, Inc., from December 2017 to October 2019. Prior to that, Dr. Hoffman had been a Senior Advisor to PDL BioPharma, Inc. beginning in February 2014 through December 2017. Prior to that, he served as a managing director at Skyline Ventures, a venture capital firm, from May 2007 until February 2014. From January 2003 to March 2007, Dr. Hoffman was a general partner at TVM Capital, a venture capital firm. From 1994 to 2012, Dr. Hoffman served as President, Chief Executive Officer and a director of Allos Therapeutics, a biopharmaceutical company; and served as chairman of the board of directors from 2002 until its acquisition by Spectrum Pharmaceuticals in 2012. Dr. Hoffman currently serves on the board of directors of BYOMass Therapeutics, Inc. and Implicit Bioscience, Ltd. Dr. Hoffman holds a Ph.D. in Chemistry from Northwestern University and an M.D. from the University of Colorado, School of Medicine. Dr. Hoffman’s scientific, financial and business expertise, including his diversified background as an executive officer and investor in public pharmaceutical companies, provides him with the qualifications and skills to serve as a director.

Abhinav Jain has served as our director since January 2024. Since July 2019, Mr. Jain has served as an Analyst at Nantahala Capital Management, LLC and is focused on investments in various sectors, including specialty and generic pharmaceuticals. From 2015 to 2017, Mr. Jain was an Associate at Angelo, Gordon & Co., an alternative asset manager. At Angelo, Gordon & Co., Mr. Jain focused on private equity and structured credit investments. Mr. Jain currently serves as a member of the board of directors at Aytu BioPharma, Inc., a publicly traded pharmaceutical company. He graduated from Massachusetts Institute of Technology in 2012 with an S.B. in Chemical-Biological Engineering and from The Wharton School of the University of Pennsylvania in 2019 with an M.B.A. with honors in Finance and Entrepreneurial Management. Mr. Jain’s financial expertise and experience led to the conclusion that he should serve as a member of our Board of Directors. Mr. Jain was appointed pursuant to a board designation right granted to Nantahala to appoint one director to our Board of Directors, pursuant to the securities purchase agreements with Nantahala Capital Management, LLC and its affiliates (collectively, Nantahala).

Mark Wan has served as our director since August 2006. Mr. Wan is a founding managing director of Causeway Media Partners, a private investment firm, which was founded in 2013. Prior to Causeway, he was a founding general partner of Three Arch Partners, a venture capital firm. Prior to co-founding Three Arch Partners in 1993, Mr. Wan was a general partner at Brentwood Associates, a private equity firm, from 1987 until 1993. Between January 2021 and December 2022, Mr. Wan served on the board of directors of Athlon Acquisition Corp., a blank check company. Between July 2013 and December 2020, Mr. Wan served on the board of directors of QT Vascular Ltd., a public Singapore-based medical device company. Mr. Wan holds a B.S. in Engineering from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Wan’s financial experience and extensive knowledge of our company provides him with the qualifications and skills to serve as a director.

Executive Officers

The following table sets forth information concerning our executive officers as of April 29, 2025:

Name	Age	Title
Vincent J. Angotti	57	Director, Chief Executive Officer
Raffi Asadorian	55	Chief Financial Officer
Badri Dasu	62	Chief Engineering Officer
Shakil Aslam, M.D.	60	Chief Medical Officer

Executive Officers

Vincent J. Angotti. Please see Mr. Angotti’s biography under “-Directors” above.

Raffi Asadorian has served as our Chief Financial Officer since August 2017. Previously, Mr. Asadorian served as Chief Financial Officer of Amyris, Inc., a publicly traded commercial-stage biotechnology company, from January 2015 to January 2017. Prior to Amyris, he served as Chief Financial Officer of Unilabs, a private equity-owned medical diagnostics company, from August 2009 to October 2014. Mr. Asadorian started his career at PricewaterhouseCoopers LLP (PwC) where he was a partner in its Transaction Services (M&A advisory) group. While at PwC, Mr. Asadorian advised Barr Pharmaceuticals, a publicly traded specialty pharmaceutical company, on its acquisition of PLIVA, a publicly traded pharmaceutical company, and, after its acquisition, Mr. Asadorian joined Barr as Senior Vice President and Chief Financial Officer of its PLIVA business from 2007 to 2009. In that role, Mr. Asadorian oversaw a global finance team and was responsible for Barr’s ex-US financial operations, until its acquisition by Teva Pharmaceuticals.

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

Shakil Aslam, M.D. joined Talphera in May 2024 as our Chief Development Officer and has served as our Chief Medical Officer since October 2024. Dr Aslam is a nephrologist with over 20 years of experience in academia, patient care, basic and clinical research and drug and device safety and development. He joined Talphera from BioCryst Pharmaceuticals where he was the Vice President, Clinical Development, Nephrology and Rare Diseases. Dr. Aslam previously held roles at Angion Biomedica, Fresenius Medical Care and Amgen and was an assistant professor at Georgetown University hospital for eleven years with a focus on acute and chronic kidney disease, hypertension, and other kidney diseases. He has authored over two dozen articles in peer-reviewed journals and several book chapters.

Information Regarding Committees of the Board of Directors

The Board has four standing committees - an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Finance and Strategic Transactions Committee, or the FAST Committee. The following table provides membership and meeting information for 2024 for each of the committees of the Board:

Name	Audit	Compensation	Nominating and Corporate Governance	FAST
Adrian Adams	-	X	Chair(1)	Chair(2)
Richard Afable, M.D.	-	Chair(3)	-	-
Marina Bozilenko	X	-	-	Chair(4)
Jill Broadfoot	Chair	-	-	-
Stephen J. Hoffman, M.D., Ph.D.	X(5)	-	X(6)	-
Abhinav Jain	-	X(7)	X(7)	X(7)
Howard B. Rosen	X(8)	-	-	-
Mark Wan	-	Chair(9)	Chair(10)	X
Meetings in 2024 (#)	4	5	2	1
Actions by Written Consent in 2024 (#)	1	1	2	0

(1)	Mr. Adams served as a member of the committee and was appointed as Chair of the committee effective February 26, 2024.
(2)	Mr. Adams served as Chair of the committee until February 26, 2024, and continues to serve as a member of the committee.
(3)	Dr. Afable served as Chair of the committee until his resignation effective February 26, 2024.
(4)	Ms. Bozilenko served as a member of the committee and was appointed as Chair of the committee on February 26, 2024.
(5)	Dr. Hoffman was appointed to the committee effective February 26, 2024.
(6)	Dr. Hoffman resigned from the committee effective February 26, 2024.
(7)	Mr. Jain was appointed to the committee effective February 26, 2024.
(8)	Mr. Rosen served on the committee until his resignation effective February 26, 2024.
(9)	Mr. Wan served as a member of the committee and was appointed as Chair effective February 26, 2024.
(10)	Mr. Wan served as Chair of the committee until February 26, 2024, and continues to serve as a member of the committee.

On February 26, 2024, Richard Afable, M.D. and Howard B. Rosen resigned as members of our board of directors and any and all committees thereof, effective immediately. At the time of their resignations, Dr. Afable served on the Compensation Committee and Mr. Rosen served on the Audit Committee. Dr. Afable and Mr. Rosen’s resignations were not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

On March 31, 2025, the Nominating and Corporate Governance Committee appointed Abhinav Jain to serve as a member of the Audit Committee.

Following the above resignations and appointment, the board of directors reconstituted the committees of the board of directors as follows:

Audit Committee

Jill Broadfoot (Chair)

Marina Bozilenko

Abhinav Jain

Stephen J. Hoffman, M.D., Ph.D.

Compensation Committee

Mark Wan (Chair)

Stephen J. Hoffman, M.D., Ph.D.

Abhinav Jain

Nominating and Corporate Governance Committee

Adrian Adams (Chair)

Abhinav Jain

Mark Wan

FAST Committee

Marina Bozilenko (Chair)

Adrian Adams

Abhinav Jain

Mark Wan

Audit Committee

The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of our financial statements. For this purpose, the Audit Committee performs several functions. In 2024, the Audit Committee was comprised of Mr. Rosen, Mses. Broadfoot and Bozilenko and Dr. Hoffman, each of whom was a non-employee member of our Board. Mr. Rosen resigned from our Board effective February 26, 2024, and Dr. Hoffman was appointed as a member of the Audit Committee effective immediately upon Mr. Rosen’s resignation. On March 31, 2025, Mr. Jain was appointed to the Audit Committee.

The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the Nasdaq listing standards).

In addition, our Board has determined that each of the directors serving on our Audit Committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. Our Board has also determined that each of Mses. Broadfoot and Bozilenko qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our Board considered the overall knowledge, experience and familiarity of both Mses. Broadfoot and Bozilenko with accounting matters, in analyzing and evaluating financial statements and in managing private equity investments. Ms. Broadfoot is Chair of the Audit Committee. The composition of the Audit Committee satisfies the independence and other requirements of Nasdaq and the SEC.

Code of Business Conduct and Ethics

We have adopted the Talphera, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. All new employee and director hires are trained on the Code of Business Conduct and Ethics and the Company’s Whistleblower Policy as part of their on-hire training, and all employees and directors are provided with copies of both policies on an annual basis. The Code of Business Conduct and Ethics is available on our website at www.talphera.com. Stockholders may request a free copy of the Code of Business Conduct and Ethics by submitting a written request to: Talphera, Inc., Attention: Investor Relations, 1850 Gateway Drive, Suite 175, San Mateo, CA 94404. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. Our insider trading policy prohibits the trading of derivatives or pledges or hedging of our equity securities by members of our board of directors, executive officers and employees. A copy of our Insider Trading Policy is filed as an exhibit to our 2024 Annual Report. In addition, it is our intent to comply with applicable laws and regulations relating to insider trading.

Process for Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.

Item 11. Executive Compensation

Our “named executive officers” for the year ended December 31, 2024, consisting of our chief executive officer and the two other most highly compensated executive officers serving as of December 31, 2024, were:

●	Vincent J. Angotti, Chief Executive Officer;

●	Raffi Asadorian, Chief Financial Officer; and

●	Badri Dasu, Chief Engineering Officer.

Summary Compensation Table

The following table sets forth certain summary information for the year indicated with respect to our named executive officers as of December 31, 2024.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(2)	Bonus(3)	All Other Compensation(4)	Total
Vincent J. Angotti	2024	$668,749	$60,427	$296,016	$—	$13,800	$1,038,992
Chief Executive Officer	2023	655,636	34,320	162,662	346,176	13,200	1,211,994

Raffi Asadorian	2024	505,771	18,540	90,823	80,923	13,800	709,857
Chief Financial Officer	2023	488,668	10,340	49,007	181,394	13,200	742,609

Badri Dasu	2024	407,800	15,107	74,004	65,248	13,800	575,959
Chief Engineering Officer	2023	395,922	8,580	40,665	143,799	13,200	602,166

(1)

The dollar amounts in this column represent the aggregate grant date fair value of the RSUs granted during the year, as computed in accordance with ASC 718, not including any estimates of forfeitures. For a discussion of valuation assumptions, see Notes 1 and 11 to our consolidated financial statements included in our 2024 Annual Report. These amounts do not necessarily correspond to the actual economic value that may be received by the named executive officers.

(2)

The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Notes 1 and 11 to our consolidated financial statements included in our 2024 Annual Report. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the named executive officers.

(3)	The dollar amounts in 2024 reflect the incentive bonuses awarded to the named executive officers under our 2024 Cash Bonus Plan and which were paid in the first quarter of 2025.

(4)	Reflects matching contributions made by Talphera under its 401(k) Plan on behalf of each NEO.

Employment Arrangements

Vincent J. Angotti

In February 2017, we entered into an offer letter agreement with Mr. Angotti, which provided for an initial annual base salary of $600,000 with an annual cash bonus targeted at 55% of Mr. Angotti’s base salary. As of the date of this Amendment, Mr. Angotti’s annual base salary is $688,811 and Mr. Angotti is eligible for an annual target bonus of up to 60% of his annual base salary.

Raffi Asadorian

In July 2017, we entered into an offer letter agreement with Mr. Asadorian, which provided for an initial annual base salary of $400,000 with an annual cash bonus targeted at 30% of Mr. Asadorian’s base salary. As of the date of this Amendment, Mr. Asadorian’s annual base salary is $520,944 and Mr. Asadorian is eligible for an annual target bonus of up to 40% of his annual base salary.

Badri Dasu

In December 2010, we entered into an offer letter agreement with Mr. Dasu, which provided for an initial annual base salary of $235,000. As of the date of this Amendment, Mr. Dasu’s annual base salary is $420,034 and Mr. Dasu is eligible for an annual target bonus of up to 40% of his annual base salary.

Outstanding Equity Awards at December 31, 2024

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

		Option Awards(1)				Stock Awards(2)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Vincent J. Angotti	2/14/2024					58,667	$30,747
	2/14/2024		352,000	$1.03	2/14/2034
	2/10/2023					13,001	6,814
	2/10/2023	53,625	63,375	$1.76	2/10/2033
	2/11/2022					6,502	3,408
	2/11/2022	27,624	11,375	8.03	2/11/2032
		19,999		34.40	2/6/2030
		19,999		50.20	2/11/2029
		9,625		44.50	4/9/2028
		17,499		40.00	1/22/2028
		39,999		66.00	3/6/2027

Raffi Asadorian	2/14/2024					18,000	9,434
	2/14/2024		108,000	1.03	2/14/2034
	2/10/2023					3,917	2,053
	2/10/2023	16,156	19,094	1.76	2/10/2033
	2/11/2022					1,959	1,027
	2/11/2022	8,322	3,427	8.03	2/11/2032
	3/3/2021	6,445	430	37.60	3/3/2031
		6,874		34.40	2/6/2030
		6,874		50.20	2/11/2029
		4,056		44.50	4/9/2028
		7,374		40.00	1/22/2028
		10,999		60.00	8/16/2027

Badri Dasu	2/14/2024					14,667	7,687
	2/14/2024		88,000	1.03	2/14/2034
	2/10/2023					3,251	1,704
	2/10/2023	13,406	15,844	1.76	2/10/2033
	2/11/2022					1,626	852
	2/11/2022	6,905	2,844	8.03	2/11/2032
	3/3/2021	4,686	313	37.60	3/3/2031

		Option Awards(1)				Stock Awards(2)
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
		4,999		34.40	2/6/2030
		4,999		50.20	2/11/2029
		3,162		44.50	4/9/2028
		5,749		40.00	1/22/2028
		3,974		60.00	2/7/2027
		3,499		68.00	2/10/2026

(1)

With the exception of the performance-based stock options granted on April 9, 2018, all stock options vest over 4 years, with 25% of the shares vesting on the one-year anniversary of the vesting commencement date, and 1/48th of the shares vesting monthly thereafter, subject to continuous service. Vesting commencement dates are included for stock options that were not fully vested as of December 31, 2024. The performance-based stock options granted to our named executive officers on April 9, 2018 were exercisable as follows: 50% of the stock option award became vested and exercisable upon our achievement of commercial approval by the FDA of our NDA for DSUVIA on or before February 15, 2019, which FDA approval was received on November 2, 2018; and the remaining 50% of the award vested on the one-year anniversary of the date of such FDA approval, or November 2, 2019, subject to continuous service.

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

●

twelve months’ worth of accelerated vesting of his equity awards, and (iv) extended exercisability of vested options for up to twelve months following his termination date. In addition, if Mr. Angotti experiences an involuntary termination within three months prior to or eighteen months following a change in control of Talphera, then his severance benefits will be increased as follows: (w) the lump sum cash severance payment will instead be an amount equal to twenty-four months of his then-current base salary, plus 200% of his target annual bonus; (x) he will be entitled to payment of any bonus earned but not yet paid for the prior year; (y) the COBRA premium reimbursement period will be for up to twenty-four months; and (z) 100% of all then-unvested equity awards will accelerate as of his termination date. In order to receive any severance benefits, Mr. Angotti must sign a waiver and release of claims in favor of Talphera.

Severance Benefit Plan

In February 2017, our Board adopted an Amended and Restated Severance Benefit Plan, or the Severance Plan, to create two tiers of severance benefits payable to participating executive officers upon an involuntary termination in connection with a change in control, depending on the executive officer’s position with Talphera as of the change in control transaction. The Severance Plan is subject to the Employee Retirement Income Security Act of 1974 and is intended to maintain the competitiveness and effectiveness of our total compensation packages. The Severance Plan replaces the prior change of control and severance arrangements contained in the offer letter agreements with Dr. Palmer.

The Severance Plan provides that if an executive officer’s employment with us is terminated by us without cause (and not due to death or disability) or the executive officer resigns for good reason (as such terms are defined in the Severance Plan), referred to below as an involuntary termination, the executive officer will receive (i) a lump sum severance payment equal to 6 months of the monthly base salary the executive officer was receiving immediately prior to such termination date; and (ii) up to 6 months of reimbursement for premiums paid for COBRA coverage for the executive officer and his or her eligible dependents. In addition, the Severance Plan provides for the following enhanced severance benefits if an executive officer’s involuntary termination occurs within 3 months prior to or within 18 months after a change in control (as such term is defined in the Severance Plan) of Talphera:

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

The Severance Plan also provides that in the event that an outstanding unvested time-based vesting equity award does not become an assumed award in connection with a change in control, each such outstanding equity award will become 100% vested and exercisable immediately prior to the effective date of the change in control. All severance benefits payable under the Severance Plan are subject to the execution of a waiver and release of claims in favor of Talphera.

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

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

Base Salary

As a general matter, we pay our named executive officers a base salary to provide them with a stable source of income for the work that they perform during the year. The Compensation Committee generally seeks to set executive salaries at or near the 50th percentile of our peer group. Base salaries are initially established through negotiation at the time the executive is hired, taking into account his or her qualifications, experience, and competitive market salary information for similar positions in our industry. Thereafter, the Compensation Committee reviews the base salaries of our executive officers annually and adjustments, if any, are made based on our company’s performance and available budget, the performance of each executive officer against his individual job and responsibilities, competitive market conditions for executive compensation for similar positions, as well as increases in the cost of living. As a result of these factors, actual executive salaries may be higher than the 50th percentile of our peer group.

In February 2024, our Compensation Committee reviewed base salary levels for our named executive officers against salaries for similar positions from our peer group of companies. In connection with this review, our Compensation Committee (and Board in the case of our Chief Executive Officer) decided to limit increases to the base salaries of our named executive officers in 2024 to approximately 3.5% merit increases. Accordingly, the table below shows the increases in annual base salaries for our named executive officers between fiscal 2023 and fiscal 2024.

Name	2023 Annual Base Salary	2024 Annual Base Salary	Percentage Increase to Annual Base Salary
Vincent Angotti	$655,636	$668,749	2%
Raffi Asadorian	488,668	505,771	3.5%
Badri Dasu	395,922	407,800	3%

Annual Incentive Bonuses

Our annual Cash Bonus Plan is designed to provide an incentive to our executive officers and other employees to achieve our short-term corporate performance objectives, and to reward them when these objectives are achieved, while also taking into account the level of individual contribution. Under the annual Cash Bonus Plan, target bonus levels are assigned based on various categories of employees, with our executive employees having higher bonus opportunities, but also more pay at risk in the event our performance objectives are not achieved. Each year, the Compensation Committee and Board review a detailed set of overall corporate performance goals for the current year for use under our annual bonus plan. These performance objectives are initially prepared by management, reviewed (and revised, if determined appropriate) by the Compensation Committee, and then presented to the full Board for approval. Goals under the annual incentive bonuses are set based on our overall performance objectives, as well as the objectives for performance within each executive’s functional area, including his or her relative individual contributions, while taking into account competitive market information.

Whether or not a bonus is paid for any year and the actual amount of a bonus awarded in any year is within the discretion of our Board. The actual amount of a bonus awarded in any year may be more or less than the target amount, depending on the Board of Directors’ assessment as to whether and to what extent we have achieved our pre-specified corporate objectives, and whether and to what extent an individual has achieved his or her pre-specified individual objectives.

The Compensation Committee (and Board in the case of our Chief Executive Officer) set target bonus percentages at or near the 50th percentile of our peer group. For 2024, the target bonus percentage was 60% of annual base salary for our Chief Executive Officer, 40% of annual base salary for our Chief Financial Officer, and 40% of annual base salary for our Chief Engineering Officer, which are the same bonus target percentages that were in effect for 2023. The weighting of the corporate performance and individual performance goals for the executives was not changed. Since our Chief Executive Officer is responsible for the overall performance of the Company, his 2024 annual bonus was based solely on our overall performance in achieving corporate goals. For our other named executive officers, the cash bonus was weighted 60% on achievement of the Company’s 2024 corporate objectives and 40% on achieving his or her individual performance goals, as determined by the Chief Executive Officer and approved by the Compensation Committee.

When approving the Company’s corporate performance objectives for a year, the Compensation Committee determines the Company’s achievement against the pre-established weightings to the objectives. In making its assessment, the Compensation Committee considers the degree of success achieved for each corporate goal, comparing actual results against the pre-determined deliverables associated with each objective. In order to establish our achievement of those objectives following its review of our performance for the year, the Compensation Committee first determines the percent achievement level for each objective, and then adds the percentages achieved for all the objectives. For example, if four objectives are established with equal weightings of 25% each and the Compensation Committee determines that objective 1 was achieved at 25%, objective 2 was not achieved, objective 3 was achieved at 100%, and objective 4 was achieved at 75%, then our achievement of our corporate performance objectives for the year would be 50%, which is the sum of 6.25% from objective 1, 0% from objective 2, 25% from objective 3 and 18.75% from objective 4. Once our performance objectives for a year are established, the Compensation Committee only revisits them if needed to address extraordinary circumstances.

Our 2024 corporate performance objectives, as recommended by our Compensation Committee and approved by our Board, were as follows:

●	Advance product development portfolio in accordance with plan; and

●	Maintain adequate capitalization to achieve corporate objectives.

In February 2025, the Compensation Committee reviewed our performance against our 2024 goals. Due to the progress on our advancement of our product portfolio and maintenance of adequate capitalization, the Compensation Committee determined that we had achieved 35% of our 2024 corporate objectives; however, given the overwhelming importance of the NEPHRO study, the Compensation Committee, having the discretion to recommend whether or not a bonus is paid for any year and the actual amount of a bonus awarded in any year, unanimously agreed that it would recommend to the Board that there be no corporate component paid for bonuses in 2024, which was then presented and confirmed by the Board in February 2025.

Also in February 2025, the Board confirmed that Mr. Asadorian achieved an individual performance level of 100%, and Mr. Dasu achieved an individual performance level of 100%, against their individual performance goals for 2024. In making these determinations, the Board considered the following:

●

In evaluating Mr. Asadorian’s performance, the Compensation Committee considered his attainment of certain defined individual objectives. In particular, in 2024 Mr. Asadorian supported the achievement of our 2024 cash flow plan, including the concurrent closing of an innovative tranched equity financing with existing investors and a royalty monetization financing; assumed legal affairs responsibilities; and ensured continued SEC and Nasdaq compliance.

●

In evaluating Mr. Dasu’s performance, the Compensation Committee considered his attainment of certain defined individual objectives. In particular, in 2024 Mr. Dasu oversaw the manufacturing and production of clinical trial materials and managed associated vendor relationships to advance our product development portfolio, including timely clinical trial material shipments; preparations for commercial packaging; and implementation of manufacturing cost reduction strategies.

In February 2025, pursuant to the 2024 Bonus Plan, the Compensation Committee awarded cash bonuses to our executives based on the confirmed attainment level of their respective individual performance goals for 2024. As mentioned above, in February 2025, the Compensation Committee recommended, and the Board confirmed, that there be no corporate component paid for bonuses in 2024. Our Chief Executive Officer’s bonus is based 100% on attainment of the 2024 corporate objectives. Accordingly, Mr. Angotti did not receive any cash bonus payment for 2024. All bonus amounts earned in 2024 were paid in the first quarter of 2025.

The table below provides the target bonus for each named executive officer, the level of performance achieved against the goals, and the amount of the actual bonus paid:

Name	2024 Target Bonus as a Percentage of Annual Base Salary	2024 Target Bonus	Level of Achievement of Corporate Goals	Level of Achievement of Individual Goals	Level of Achievement of Blended Goals	2024 Actual Bonus Paid
Vincent Angotti	60%	$401,249	—%	N/A	—%	$—
Raffi Asadorian	40%	202,308	—%	100%	40%	80,923
Badri Dasu	40%	163,120	—%	100%	40%	65,248

Equity Compensation

Equity incentives represent the largest at-risk element of our executive compensation program. Our equity incentives are designed to align the interests of our executive officers with those of our stockholders by creating an incentive for our executive officers to maximize stockholder value and to remain employed with us despite a competitive labor market. In general, equity awards are granted once annually to existing employees, including our executive officers, and upon a new hire or promotion, and are subject to vesting over time, based on the individual’s continued employment. Typically, equity awards are granted to our existing executive officers at the beginning of each fiscal year, and these annual equity awards consist of stock options and RSUs. Sometimes such annual equity awards are made at the end of a fiscal year.

In 2024, the equity grant value for equity awards was split between stock options and RSUs. Stock options shall vest as follows: one-fourth (1/4) shall vest on the one-year anniversary of the grant date, and then 1/48th of the shares shall vest on each of the 36 months thereafter, in all cases subject to the employee’s continuous service. The RSUs shall vest over three years: one-third (1/3) on each anniversary of the grant date, in all cases subject to the employee’s continuous service.

In making equity grants (or recommendations to our Board in the case of our Chief Executive Officer), our Compensation Committee refers to guidelines regarding the size of long-term equity incentives to award to our named executive officers that we have developed based on an executive’s position, which in turn were developed based on data from our peer group. Our Compensation Committee and Board also consider the role and responsibilities of the named executive officers, competitive factors, the non-equity compensation received by the named executive officers in current and previous years, as well as the total available pool of equity to be granted in the current fiscal year and each executive’s current equity ownership in the Company and the extent to which outstanding awards are fully vested. After reviewing all of these factors, the Compensation Committee awarded (based on the Board’s approval of the Compensation Committee’s recommendations to our Board with respect to our Chief Executive Officer), the annual equity grants to Mr. Angotti, Mr. Asadorian, and Mr. Dasu were made in February 2024, which awards were set to be at or near the 50th percentile on a percent of company basis (i.e., the number of shares granted as a percent of total shares outstanding). Our compensation philosophy is to grant at the 50th to 75th percentile on a blended long-term incentive value and percent of company basis. However, given the Company’s stock price and the resulting share usage the philosophy would have required we focused instead on a percent of company approach for 2024 which resulted in the value of the awards, as reported in the Summary Compensation Table, being well below the 25th percentile of the peer group.

Director Compensation

2024 Director Compensation

The following table sets forth certain summary information for the year ended December 31, 2024, with respect to the compensation of our non-employee directors. Neither Mr. Angotti, who is currently an executive officer, nor Dr. Palmer, who resigned from our Board effective February 28, 2024, and retired and resigned as an executive officer effective October 1, 2025, received or receives any additional compensation for serving on our Board.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(3)		Option Awards (2)(3)		Total
Adrian Adams	$69,457	$1,924		$9,425		$80,806
Richard Afable, M.D.	8,589	—		—		8,589
Marina Bozilenko	50,934	1,924		9,425		62,283
Jill Broadfoot	45,000	1,924		9,425		56,349
Stephen J. Hoffman, M.D., Ph.D.	41,168	1,924		9,425		52,517
Abhinav Jain	41,044	2,718	(4)	13,312	(4)	57,074
Howard B. Rosen	7,808	—		—		7,808
Mark Wan	52,109	1,924		9,425		63,458

(1)

The dollar amount in this column represents the grant date fair value of the RSUs granted to our non-employee directors during 2024, as computed in accordance with ASC 718, not including any estimates of forfeitures. For a discussion of valuation assumptions, see Note 1 to our consolidated financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Stock-Based Compensation” included in our 2024 Annual Report. This amount does not correspond to the actual economic value that may be received from the RSUs. As of December 31, 2024, our non-employee directors had the following outstanding unvested RSUs: Mr. Adams – 2,174; Dr. Afable – 0; Ms. Bozilenko – 2,174; Ms. Broadfoot – 2,174; Dr. Hoffman – 2,174; Mr. Jain – 3,045; Mr. Rosen – 0; and Mr. Wan – 2,174.

(2)

The dollar amount in this column represents the grant date fair value of the stock options granted to our non-employee directors during 2024. This amount has been calculated in accordance with ASC 718 using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. For a discussion of valuation assumptions, see Notes 1 and 11 to our consolidated financial statements included in our 2024 Annual Report. This amount does not necessarily correspond to the actual economic value that may be recognized from the options. As of December 31, 2024, our non-employee directors had the following number of outstanding options: Mr. Adams – 23,206; Dr. Afable – 10,162; Ms. Bozilenko – 20,581; Ms. Broadfoot – 19,581; Dr. Hoffman – 23,206; Mr. Jain – 18,272; Mr. Rosen – 78,960; and Mr. Wan – 23,206.

(3)

On June 24, 2024, the date of our 2024 annual meeting of stockholders, each of the non-employee directors was granted 2,174 RSUs and an option to purchase 13,044 shares of our common stock with an exercise price of $0.885 per share. The shares subject to these stock options and RSUs vested on the first anniversary of the date of grant.

(4)

On January 22, 2024, the date of Mr. Jain’s appointment to our Board, Mr. Jain was granted 871 RSUs and an option to purchase 5,228 shares of our common stock with an exercise price of $0.912 per share. The shares subject to these stock options and RSUs vested on the first anniversary of the date of grant.

Non-Employee Director Compensation

Compensation for our non-employee directors consists of cash, restricted stock unit awards, or RSUs and stock options. The Compensation Committee periodically reviews the compensation paid to non-employee directors for their service on the Board and its committees and recommends any changes considered appropriate to the full Board for its approval.

Cash Compensation Arrangements for 2024

Our non-employee director cash compensation is aligned with the 50th percentile of our peer group. Each member of our Board who is not our employee receives an annual retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for Board services, as applicable:

●	the Board Chair receives an additional annual retainer of $30,000;

●	the Audit Committee Chair receives an additional annual retainer of $20,000;

●	the FAST Committee Chair receives an additional annual retainer of $20,000;

●	the Compensation Committee Chair receives an additional annual retainer of $15,000;

●	the Nominating and Corporate Governance Committee Chair receives an additional annual retainer of $10,000;

●	an Audit Committee member receives an additional annual retainer of $10,000;

●	a FAST Committee member receives an additional annual retainer of $10,000;

●	a Compensation Committee member receives an additional annual retainer of $7,500; and

●	a Nominating and Corporate Governance Committee member receives an additional retainer of $5,000.

All Board and committee retainers accrue and are payable on a quarterly basis at the end of each calendar quarter of service. We reimburse our non-employee directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at Board or committee meetings.

Effective October 1, 2024, we suspended all cash compensation arrangements for our non-employee directors for one year.

Equity Compensation Arrangements for 2024

Equity compensation for our non-employee directors consists of a mix of stock options and RSUs. In February 2024, the Board approved the recommendations of the Compensation Committee to better align our non-employee director equity compensation closer to the 50th percentile of our peer group and in order to maximize the benefit of the 2024 equity award component to our directors to the greatest extent possible under the remaining equity share pool available under the 2020 Equity Incentive Plan. Beginning in February 2024, the equity grant value was split between stock options (80%) and RSUs (20%) such that each non-employee director who is then serving as a director or who is elected to our Board on the date of an annual meeting will be granted a stock option to purchase 13,044 shares of our common stock, which will vest in full on the one-year anniversary of the date of grant, and 2,174 RSUs, which will vest in full on the one-year anniversary of the date of grant.

Each of the stock options will be granted with an exercise price equal to the fair market value of our common stock on the date of grant. All stock options and RSUs awarded to our non-employee directors are entitled to full vesting acceleration as of immediately prior to the effective date of certain change of control transactions involving us, such as our liquidation or a dissolution of or an event that results in a material change in the ownership of Talphera.

Non-Employee Director Compensation Changes for 2025

In February 2025, the Board approved the recommendations of the Compensation Committee, to better align our non-employee director equity compensation closer to the 50th percentile of our peer group and in order to account for the 12-month suspension of cash fees to the Board of Directors, that the equity grant value would be split between stock options (80%) and RSUs (20%) such that each non-employee director who is then serving as a director or who is elected to our Board on the date of an annual meeting will be granted a stock option to purchase 25,600 shares of our common stock, which will vest in full on the one-year anniversary of the date of grant, and 4,267 RSUs, which will vest in full on the one-year anniversary of the date of grant, representing twice the value of the 2024 equity awards in lieu of cash compensation.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, we grant stock options to its employees, including our named executive officers. Historically, we have granted new-hire equity awards, which often include stock options, on or soon after a new hire’s employment start date and annual awards, which often include stock options, generally in the first quarter of each fiscal year, which annual grants are typically approved at a regularly scheduled meeting of the Compensation Committee occurring in such quarter. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of our stockholders, respectively, pursuant to the Non-Employee Director Compensation Policy, as further described under the heading, “Director Compensation” above. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features.

We do not grant equity awards in anticipation of the release of material nonpublic information, or MNPI, and we do not time the release of MNPI based on equity award grant dates or for the purposes of affecting the value of executive compensation. During 2024, we did not grant any stock options to our named executive officers except for the annual stock options granted effective on February 14, 2024. We have no information to disclose pursuant to Item 402(x)(2) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of April 25, 2025, by:

●	all those known by us to be beneficial owners of more than 5% of our common stock;

●	each director and nominee for director;

●	each named executive officer; and

●	all of our current executive officers and directors as a group.

	Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	% of Total

Stockholders Owning Greater than 5%:
Rosalind Master Fund, L.P.(2)	2,003,939	9.8
Entities related to Nantahala Capital Management, LLC(3)	1,992,519	9.7

Directors and Named Executive Officers:
Adrian Adams(4)	36,548	*
Vincent J. Angotti(5)	693,356	3.3
Marina Bozilenko(6)	25,361	*
Jill Broadfoot(7)	23,861	*
Stephen J. Hoffman, M.D., Ph.D.(8)	27,798	*
Abhinav Jain(9)	17,976	*
Mark Wan(10)	27,798	*
Raffi Asadorian(11)	127,659	*
Badri Dasu(12)	66,464	*
All current executive officers and directors as a group (10 persons)(13)	1,148,329	5.4

*	Less than 1%.

(1)

This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 20,503,463 shares outstanding on April 25, 2025, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes shares of common stock issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of April 25, 2025. Shares issuable pursuant to the exercise of stock options and warrants vesting within 60 days of April 25, 2025, are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Consists of 2,003,939 shares of common stock. Rosalind Master Fund L.P. may have been deemed to have the beneficial ownership of 2,003,939 shares of common stock representing the beneficial ownership of approximately 9.77% of the common stocks as mentioned above, which excludes the 5,638,576 shares issuable upon the exercise of pre-funded warrants and warrants because they contain a blocker provision under which the holder thereof does not have the right to exercise any of the warrant to the extent that such exercise would result in beneficial ownership by the holder in excess of 9.99% of the Common Stock. Consequently, as of the date of the event which requires the filing of this statement, the Reporting Persons were not able to exercise any of the warrants due to the Blockers. Rosalind Advisors Inc. is the investment advisor to RMF and may be deemed to be the beneficial owner of shares held by RMF. Steven Salamon is the portfolio manager of the Advisor and may be deemed to be the beneficial owner of shares held by RMF. Gilad Aharon is the portfolio manager and member of the Advisor and may be deemed to be the beneficial owner of shares held by RMF. Notwithstanding the foregoing, the Advisor and Mr. Salamon and Mr. Aharon disclaim beneficial ownership of the shares. The address for Rosalind Advisors, Inc., Steven Salamon and Gilad Aharon is 15 Wellesley Street West, Suite 326, Toronto, Ontario M4Y 0G7 Canada. The address for Rosalind Master Fund L.P. is P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. Information regarding Rosalind Master Fund L.P. is based solely upon Schedule 13G filed with the SEC on April 11, 2025 by Rosalind Advisors, Inc.

(3)

Consists of 1,992,519 shares of common stock. Nantahala Capital Management, LLC (“Nantahala”) is the investment advisor to Blackwell Partners LLC – Series A, NCP RFM LP, general partner of Nantahala Capital Partners Limited Partnership and sub-advisor to Pinehurst Partners, L.P. (collectively, the “Nantahala Investors”), and is deemed to be the beneficial owner of, and to control the voting and investment power of 1,992,519 shares of common stock held by the Nantahala Investors. Each of Mr. Wilmot B. Harkey and Mr. Daniel Mack, as principals of Nantahala, may also be deemed to beneficially own the same shares of common stock. Due to a beneficial ownership limitation, the number of shares of common stock reported excludes shares of common stock issuable upon exercise of pre-funded warrants, Series A common stock purchase warrants and Series B common stock purchase warrants held by the Nantahala Investors. These warrants are subject to a beneficial ownership limitation of 9.99%, which such limitation restricts the holder from exercising that portion of the warrants that would result in the holder and its related entities owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The address for each of Blackwell Partners LLC – Series A, NCP RFM LP and Nantahala Capital Partners Limited Partnership is 130 Main Street 2nd Floor, New Canaan, CT 06840. The address for Pinehurst Partners, L.P. c/o Corporation Trust Center 1209 Orange Street Wilmington, DE 19801.

(4)	Includes 23,206 shares issuable pursuant to stock options exercisable within 60 days of April 25, 2025.

(5)	Includes 325,503 shares issuable pursuant to stock options exercisable within 60 days of April 25, 2025.

(6)	Includes 20,581 shares issuable pursuant to stock options exercisable within 60 days of April 25, 2025.

(7)	Includes 19,581 shares issuable pursuant to stock options exercisable within 60 days of April 25, 2025.

(8)	Includes 23,206 shares issuable pursuant to stock options exercisable within 60 days of April 25, 2025.

(9)

Includes 15,512 shares issuable pursuant to stock options exercisable within 60 days of April 25, 2025. Mr. Jain is affiliated with Nantahala, however, the shares beneficially owned are held by Mr. Jain in his individual capacity.

(10)	Includes 23,206 shares issuable pursuant to stock options exercisable within 60 days of April 25, 2025.

(11)	Includes 109,405 shares issuable pursuant to stock options exercisable within 60 days of April 25, 2025.

(12)	Includes 85,900 shares issuable pursuant to stock options exercisable within 60 days of April 25, 2025.

(13)	Includes 695,904 shares issuable pursuant to stock options exercisable within 60 days of April 25, 2025.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (A)	Weighted-average exercise price of outstanding options, warrants and rights(2) (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(3) (C)
Equity compensation plans approved by security holders	1,999,823	$12.48	2,096,463
Equity compensation plans not approved by security holders	—	—	—
Total	1,999,823	$12.48	2,096,463

(1)

Consists of the: (i) 2011 Equity Incentive Plan, as amended, (ii) Amended and Restated 2020 Equity Incentive Plan, (iii) May 2024 Inducement Awards, and (iv) Amended and Restated 2011 Employee Stock Purchase Plan, or the ESPP. Number of securities includes: (i) 1,786,900 options with a weighted-average remaining life of 7.6 years and (ii) 212,923 shares of common stock to be issued following the vesting of RSUs for which no exercise price will be paid. Under the ESPP, participants are permitted to purchase our common stock at a discount on certain dates through payroll deductions within a pre-determined purchase period. Accordingly, the number of shares to be issued upon exercise of outstanding rights under the ESPP as of December 31, 2024 is not determinable.

(2)	The calculation of weighted average exercise price includes only outstanding stock options.

(3)

As of December 31, 2024, (i) no shares of common stock available for future issuance under the 2011 Equity Incentive Plan, (ii) 1,956,919 shares of common stock were available for future issuance under the 2020 Equity Incentive Plan, (iii) no shares of common stock available for future issuance under the May 2024 Inducement Awards, and (iv) 165,897 shares of common stock were available for future issuance under the ESPP. On February 28, 2025, 26,353 shares were purchased under the ESPP and as of April 25, 2025, up to a maximum of 30,000 shares may be purchased in the current purchase period.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Person Transactions

Other than compensation arrangements for our directors and executive officers, which are described under the sections titled “Executive Compensation” and “Director Compensation” herein and indemnification agreements described below, described below are transactions since January 1, 2023, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●

any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

2024 Private Placement of Pre-Funded Warrants

In January 2024, we entered into securities purchase agreements with certain institutional investors to which we issued in a private placement pre-funded warrants at a purchase price of $0.769 per share, to purchase up to an aggregate of 7,792,208 shares of common stock at an exercise price of $0.001 per pre-funded warrant, for aggregate upfront gross proceeds of approximately $6.0 million, excluding proceeds, if any, from the exercise of the pre-funded warrants. Please see Note 9, “Stockholder’s Equity” to the consolidated financial statements in our 2024 Annual Report for additional information on the January 2024 private placement.

The following table sets forth the aggregate number of pre-funded warrants purchased in connection with the January 2024 private placement by the listed entities which are holders of more than 5% of our outstanding capital stock:

Name of Purchaser	Pre-Funded Warrants
Entities related to Nantahala Capital Management, LLC	6,168,832
Investor Company ITF Rosalind Master Fund L.P.	1,298,701

2025 Private Placement of Common Stock and Pre-Funded Warrants

In March 2025, we entered into securities purchase agreements with certain institutional investors and a member of management, relating to the issuance and sale in a private placement in three separate tranches of: (i) shares of common stock, par value $0.001 per share, at a purchase price of $0.586 and (ii) pre-funded warrants to purchase shares of common stock at a purchase price of $0.585 per pre-funded warrant exercisable immediately following the applicable closing and having an unlimited term and an exercise price of $0.001 per share. At the first closing of the March 2025 private placement in April 2025, we issued and sold: (i) 3,405,118 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 4,999,316 shares of common stock, for aggregate gross proceeds of approximately $4.9 million, excluding proceeds, if any, from the exercise of the pre-funded warrants. Please see Note 17, “Subsequent Events” to the consolidated financial statements in our 2024 Annual Report for additional information, including information on the second and third tranches, of the March 2025 private placement.

The following table sets forth the aggregate number of shares of common stock and pre-funded warrants purchased in connection with the March 2025 private placement by an executive officer and the listed entities which are holders of more than 5% of our outstanding capital stock:

Name of Purchaser	Common Stock	Pre-Funded Warrants
Entities related to Nantahala Capital Management, LLC	-	4,266,211
Investor Company ITF Rosalind Master Fund L.P.	1,400,000	733,105
Vincent J. Angotti	213,310	-

Board Nomination Right

Pursuant to the securities purchase agreements with Nantahala Capital Management, LLC and its affiliates (collectively, Nantahala), we entered in January 2025, for so long as Nantahala beneficially own securities representing at least 10% of the voting power of all our common stock then outstanding (including for purposes of such calculation, assuming the exercise in full of any derivative securities then beneficially owned by Nantahala and not giving effect to any contractual prohibition on exercise contained therein), Nantahala shall have the right, subject to compliance with the applicable rules and regulations of The Nasdaq Global Market, to designate one member of our board of directors, or the Nantahala Board Representative. In connection with this nomination right, we appointed Abhinav Jain as the Nantahala Board Representative to serve as a Class II Director to hold office for the balance of a term expiring at our 2025 annual meeting of stockholders and until his successor has been duly elected and qualified, or until his earlier death, resignation or removal. We also agreed that if requested by Nantahala, and subject to compliance with the applicable rules and regulations of The Nasdaq Global Market, the Nantahala Board Representative shall be appointed to such committees of the board of directors that now exist or may be established pursuant to our governing documents or by the board of directors from time to time. For as long as Nantahala holds the right to designate a member of the board of directors, we will not, without the affirmative consent of the Nantahala Board Representative, increase the size of the board of directors to more than ten members.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of its common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. A late Form 4 report was filed on February 27, 2024 to report the grant of stock options and restricted stock unit awards on February 14, 2024 for (i) Pamela P. Palmer, M.D., Ph.D., our former executive officer, (ii) each of the following executive officers, Vincent J. Angotti, Raffi Asadorian and Badri Dasu. A late Form 4 was filed on February 26, 2025 to report the acquisition of shares on June 13, 2024 and June 14, 2024 for Shakil Aslam, M.D. Except as described above, we believe that our directors, executive officers and 10% stockholders complied with all Section16(a) filing requirements in 2024.

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

Our Board undertook a review of the independence of each current and former director and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that all of our directors qualify as “independent” directors within the meaning of the Nasdaq rules, other than Mr. Angotti, our Chief Executive Officer, and Dr. Palmer, our Chief Medical Officer, prior to her resignation from the board of directors in February 2024. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq rules. Our non-employee directors have been meeting, and we anticipate that they will continue to meet, in regularly scheduled executive sessions at which only non-employee directors are present.

Item 14. Principal Accounting Fees and Services

Change in Independent Registered Public Accounting Firm

On October 2, 2023, the Audit Committee appointed BPM as our independent public accounting firm for the fiscal year ending December 31, 2023, replacing WithumSmith+Brown, PC, or Withum, who audited our consolidated financial statements for the fiscal year ended December 31, 2022.

On October 2, 2023, we notified Withum that it was being dismissed as our independent registered public accounting firm, effective immediately. The decision to dismiss Withum and retain BPM was at the direction of and approved by the Audit Committee.

Withum’s audit report on our financial statements for the fiscal year ended December 31, 2022, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the following: the report included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern as result of its recurring operating losses and negative operating cash flows. Withum’s audit report on our financial statements for the year ended December 31, 2021, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through October 2, 2023: (i) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with Withum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Withum, would have caused Withum to make reference to the subject matter of such disagreements in connection with its reports on the financial statements for such periods and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the disclosure of the following material weakness in our internal control over financial reporting which existed during our fiscal year ended December 31, 2022 and the subsequent interim period through March 31, 2023, as disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, respectively: the review procedures related to the technical accounting review and analysis over earnings per share calculations were insufficient to prevent or detect errors in the calculation. We remediated the material weakness as of June 30, 2023.

Prior to engaging BPM, neither we nor anyone on our behalf consulted with BPM regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or on the type of audit opinion that might be rendered by BPM on our consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K), and BPM did not provide any written report or oral advice that was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

We previously provided Withum with a copy of the disclosures regarding this change in independent registered public accounting firm reproduced in this Proxy Statement and we received a letter from Withum addressed to the SEC stating that they agree with the above statements. A copy of this letter was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 5, 2023.

Fees Billed by Independent Registered Public Accounting Firm 2024 and 2023

As described above, on October 2, 2023, the Audit Committee replaced Withum with BPM as our independent public accounting firm for the fiscal year ending December 31, 2023. The following tables present the aggregate fees billed by Withum and BPM to us for the years ended December 31, 2024 and 2023.

WithumSmith+Brown, PC (San Francisco, CA PCAOB ID Number 100)

	Year Ended December 31,
	2024	2023
Audit Fees(1)	$31,200	$379,563
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$31,200	$379,563

(1)

Audit Fees. Consists of fees for consent to registration statements filed with the SEC for the year ended December 31, 2024, review of interim condensed consolidated financial statements through June 30, 2023 and fees for assistance with registration statements filed with the SEC, comfort letters and services that are normally provided by Withum in connection with statutory and regulatory filings or engagements for 2023.

BPM LLP (Walnut Creek, CA PCAOB ID Number 207)

	Year Ended December 31,
	2024	2023
Audit Fees(1)	$412,681	$337,050
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$412,681	$337,050

(1)

Audit Fees. Consists of fees for professional services rendered for the audit of our year ended December 31, 2024 and 2023 consolidated financial statements, review of the interim condensed consolidated financial statements for the quarterly periods ended September 30, 2023, and March 31, 2024 through September 30, 2024 and fees for services that are normally provided by BPM in connection with statutory and regulatory filings or engagements for 2024 and 2023.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents were filed as part of the 2024 Annual Report filed with the SEC on March 31, 2025:

1.	Financial Statements: See Index to Financial Statements in Item 8 of the 2024 Annual Report.

2.

Financial Statement Schedules:

Reference is made to the financial statement schedules included under Item 8 of Part II in the 2024 Annual Report. All other schedules are omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.

(b)	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1§#	Asset Purchase Agreement, between the Registrant and Vertical Pharmaceuticals, LLC, dated March 12, 2023.	10-Q	001-35068	2.1	11/14/2023

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated January 9, 2024	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.7	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.2	01/09/2024

4.1	Description of Capital Stock.	10-K	001-35068	4.1	03/15/2021

4.2	Reference is made to Exhibits 3.1 through 3.4.

4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	01/31/2011

4.4	Form of Common Warrant(May 2019).	8-K	001-35068	4.1	06/03/2019

4.5	Form of Common Warrant(November 2021).	8-K	001-35068	4.1	11/15/2021

4.6	Common Stock Purchase Warrant (August 2022).	8-K	001-35068	4.1	08/04/2022

4.7	Form of Common Warrant (December 2022).	8-K	001-35068	4.1	12/28/2022

4.8	Form of Pre-Funded Warrant (December 2022).	8-K	001-35068	4.2	12/28/2022

4.9	Form of Common Warrant, as amended (November 2022).	8-K	001-35068	4.3	12/28/2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	01/07/2011

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.2+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	02/24/2011

10.3+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	03/30/2011

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	03/30/2011

10.5+	Amended and Restated 2020 Equity Incentive Plan.	8-K	001-350683	10.1	06/24/2024

10.6+	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.2	06/16/2020

10.7+	Forms of RSU Award Grant Notice and Award Agreement (RSU Award) under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.3	06/16/2020

10.8+	Amended and Restated 2011 Employee Stock Purchase Plan.	S-8	333-239213	99.4	06/24/2024

10.9+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	01/07/2011

10.10+	Amended and Restated Offer Letter between the Registrant and Pamela Palmer, dated December 29, 2010.	S-1	333-170594	10.16	01/07/2011

10.11+	Offer Letter between the Registrant and Shakil Aslam, dated May 13, 2024.

10.12+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	05/08/2017

10.13+	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	07/19/2017

10.14+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	02/09/2017

10.15§#	Commercial Supply Agreement, effective March 31, 2021 by and between the Registrant and Catalent Pharma Solutions, LLC.	10-Q	001-35068	10.1	08/16/2021

10.16§#	License and Commercialization Agreement (DZUVEO), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.1	11/15/2021

10.17§#	License and Commercialization Agreement (PFS), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.2	11/15/2021

10.18	Contingent Value Rights Agreement, dated as of January 7, 2022, by and among the Registrant, James Wilkie, solely in his capacity as the representative of the Lowell stockholders and option holders, and Computershare Inc., and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, collectively as Rights Agent.	8-K	001-35068	10.1	01/12/2022

10.19	Form of Series A common stock warrant (July 2023).	8-K	001-35068	10.3	07/21/2023

10.20	Form of Series B common stock warrant (July 2023).	8-K	001-35068	10.4	07/21/2023

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.21	Form of Pre-Funded Warrant (July 2023).	8-K	001-35068	10.5	07/21/2023

10.22	Form of placement agent Series A common stock warrant (July 2023).	8-K	001-35068	10.6	07/21/2023

10.23	Form of placement agent Series B common stock warrant (July 2023).	8-K	001-35068	10.7	07/21/2023

10.24	Form of Securities Purchase Agreement, by and among the Registrant and entities affiliated with Nantahala Management, LLC, dated as of January 17, 2024.	8-K	001-35068	10.1	01/22/2024

10.25	Form of Registration Rights Agreement, between the Registrant and the Purchasers, dated as of January 17, 2024.	8-K	001-35068	10.3	01/22/2024

10.26	Form of Pre-Funded Warrant (January 2024).	8-K	001-35068	10.4	01/22/2024

10.27	Form of Amendment No. 1 to Securities Purchase Agreement, dated September 30, 2024, by and among Talphera, Inc. and entities affiliated with Nantahala Management, LLC.	8-K	001-35068	10.1	10/01/2024

19	Talphera, Inc. Insider Trading Policy.

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1^	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2^	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97+	Talphera, Inc. Incentive Compensation Recoupment Policy.	10-K	001-35068	97	3/6/2024

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

^	Filed herewith.
§	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule upon request by the SEC.
+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with an “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

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

Date: April 29, 2025	Talphera, Inc.
(Registrant)

/s/ Vincent J. Angotti
Vincent J. Angotti Chief Executive Officer and Director (Principal Executive Officer)

/s/ Raffi Asadorian
Raffi Asadorian Chief Financial Officer (Principal Financial and Accounting Officer)