Form 10-Q
period 2025-03-31
TALPHERA, INC.
filed 2025-05-14
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, the number of outstanding shares of the registrant’s common stock was 20,503,463.

TALPHERA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Form 10-Q, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by that section. The forward-looking statements in this Form 10-Q are contained principally under “Part I. Financial Information - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Other Information - Item 1A. Risk Factors”. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•	our ability to obtain additional required financing and to continue as a going concern;

•	our ability to manage our operating costs and reduce our cash burn;

•	the accuracy of our estimates regarding the sufficiency of our cash resources, future revenues, expenses, and capital requirements;

•	our ability to maintain listing of our securities trading on the Nasdaq exchange;

•	the historical performance and high volatility in the market price of our common stock;

•	macroeconomic uncertainties, including tariffs, inflationary pressures, domestic and global supply chain disruptions, labor shortages, significant volatility in global markets, and recession risks;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Talphera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024(1)
Assets
Current Assets:
Cash and cash equivalents	$5,388	$8,863
Prepaid expenses and other current assets	788	554
Total current assets	6,176	9,417
In-process research and development asset	8,819	8,819
Total assets	$14,995	$18,236

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$326	$670
Accrued and other liabilities	1,013	1,254
Liabilities of discontinued operations, current portion	650	723
Total current liabilities	1,989	2,647
Warrant liability	880	1,061
Liability related to the sale of future payments	6,527	6,527
Total liabilities	9,396	10,235
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 17,098,345 and 17,029,469 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	17	17
Additional paid-in capital	465,405	465,214
Accumulated deficit	(459,823)	(457,230)
Total stockholders’ equity	5,599	8,001
Total Liabilities and Stockholders’ Equity	$14,995	$18,236

(1)

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024

Revenue	$27	$—
Operating costs and expenses:
Research and development	1,169	1,433
Selling, general and administrative	1,774	2,804
Total operating costs and expenses	2,943	4,237
Loss from operations	(2,916)	(4,237)
Other income (expense):
Interest income and other income, net	69	220
Gain on sale of future payments	—	1,246
Gain (loss) on change in fair value of warrant liability	181	(1,002)
Non-cash interest expense on liability related to sale of future payments	—	(181)
Total other income (expense), net	250	283
Net loss from continuing operations	(2,666)	(3,954)
Net income from discontinued operations– See Note 3	73	—
Net loss	$(2,593)	$(3,954)
Net (loss) income per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.10)	$(0.16)
Basic and diluted, discontinued operations	$0.00	$0.00
Basic and diluted loss per share	$(0.10)	$(0.16)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 7	26,268,209	24,721,964

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	17,029,469	$17	$465,214	$(457,230)	$8,001
Stock-based compensation	—	—	196	—	196
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	42,523	—	(18)	—	(18)
Issuance of common stock upon ESPP purchase	26,353	—	13	—	13
Net loss	—	—	—	(2,593)	(2,593)
Balance as of March 31, 2025	17,098,345	$17	$465,405	$(459,823)	$5,599

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	16,952,519	$17	$458,314	$(444,226)	$14,105
Stock-based compensation	—	—	302	—	302
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	23,952	—	(17)	—	(17)
Net proceeds from issuance of pre-funded warrants in connection with equity financing	—	—	5,884	—	5,884
Issuance of common stock upon ESPP purchase	16,255	—	14	—	14
Net loss	—	—	—	(3,954)	(3,954)
Balance as of March 31, 2024	16,992,726	$17	$464,497	$(448,180)	$16,334

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,593)	$(3,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future payments	—	181
Net amortization of discount on short-term investments	—	(72)
Stock-based compensation	196	302
(Gain) loss on change in fair value of warrant liability	(181)	1,002
Changes in operating assets and liabilities:
Accounts receivable	(27)	—
Prepaid expenses and other assets	(207)	826
Accounts payable	(345)	(62)
Accrued liabilities	(313)	(1,106)
Net cash used in operating activities	(3,470)	(2,883)
Cash flows from investing activities:
Purchase of investments	—	(4,230)
Proceeds from maturities of investments	—	1,500
Net cash used in investing activities	—	(2,730)
Cash flows from financing activities:
Gross proceeds from sale of future payments	—	6,654
Issuance costs related to sale of future payments	—	(521)
Net proceeds from issuance of prefunded warrants in January 2024 private placement offering	—	5,884
Net proceeds from issuance of common stock through equity plans	(5)	(3)
Net cash (used in) provided by financing activities	(5)	12,014
Net change in cash and cash equivalents	(3,475)	6,401
Cash and cash equivalents—Beginning of period	8,863	5,721
Cash and cash equivalents—End of period	$5,388	$12,122

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

On January 7, 2022, the Company acquired Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 4, “Asset Acquisition” to the consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K for additional information) and, as a result acquired the Niyad™ developmental product, a regional anticoagulant for the dialysis circuit during continuous renal replacement therapy for acute kidney injury patients in the hospital, that the Company is studying under an investigational device exemption, or IDE, and which has received Breakthrough Device Designation status from the FDA. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities. The second intended indication for Niyad is as a regional anticoagulant for the dialysis circuit for chronic kidney disease patients undergoing intermittent hemodialysis in dialysis centers. In addition, the Company acquired LTX-608, a nafamostat formulation for direct IV infusion, that it intends to develop for the treatment of one or more of the following indications: ARDS, DIC, acute pancreatitis or as an anti-viral agent.

Liquidity and Going Concern

The condensed consolidated financial statements for the three months ended March 31, 2025 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, related to quarterly reports on Form 10-Q, and accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025. The unaudited financial information for the interim periods presented herein reflects all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of its financial position and the condensed consolidated results of operations for the periods presented. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2025, from those previously disclosed in its 2024 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The Company has adopted ASU 2023-09 for its period beginning January 1, 2025, and it will be applied on a prospective basis. The adoption of ASU 2023-09 will not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This authoritative guidance is effective for the Company beginning with its annual disclosures for 2027 and interim periods beginning in 2028. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

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

As of March 31, 2025, and December 31, 2024, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash and cash equivalents (in thousands):

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$725	$—	$—	$725
Money market funds	1,755	—	—	1,755
U.S. government agency securities	2,908	—	—	2,908
Total cash and cash equivalents	$5,388	$—	$—	$5,388

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$364	$—	$—	$364
Money market funds	2,632	—	—	2,632
U.S. government agency securities	5,867	—	—	5,867
Total cash and cash equivalents	$8,863	$—	$—	$8,863

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three months ended March 31, 2025 or the twelve months ended December 31, 2024. As such, the Company did not record a credit allowance for the three months ended March 31, 2025 or the year ended December 31, 2024.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of March 31, 2025 and December 31, 2024, the Company held, in addition to Level II assets, a warrant liability related to the December 2022 Common Stock Warrants. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of March 31, 2025
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$1,755	$1,755	$—	$—
U.S. government agency securities	2,908	—	2,908	—
Total assets measured at fair value	$4,663	$1,755	$2,908	$—
Liabilities
Warrant liability	$880	$—	$—	$880
Total liabilities measured at fair value	$880	$—	$—	$880

	As of December 31, 2024
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,632	$2,632	$—	$—
U.S. government agency securities	5,867	—	5,867	—
Total assets measured at fair value	$8,499	$2,632	$5,867	$—
Liabilities
Warrant liability	$1,061	$—	$—	$1,061
Total liabilities measured at fair value	$1,061	$—	$—	$1,061

The following tables set forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Fair value—beginning of period	$1,061	$1,778
Gain (loss) on change in fair value of December 2022 Common Stock Warrants liability	(181)	1,002
Fair value—end of period	$880	$2,780

The common warrants issued in December 2022 to purchase an aggregate of 4,227,052 shares of common stock, or the December 2022 Common Stock Warrants, were accounted for by the Company as a liability. At March 31, 2025, the December 2022 Common Stock Warrants were valued at approximately $0.9 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.495 per share, expected life of 3.75 years, volatility of 98.15%, a risk-free rate of 3.93% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three months ended March 31, 2025, and the year ended December 31, 2024.

3. Discontinued Operations

On March 12, 2023, the Company entered into the Asset Purchase Agreement with Alora Pharmaceuticals, LLC, or Alora, for Alora’s acquisition of all assets related to DSUVIA, including inventories, equipment and intellectual property in exchange for consideration at closing of $1.1 million, a 15% payment on commercial sales of DSUVIA, 75% payment on sales of DSUVIA to the Department of Defense and up to $116.5 million in sales-based milestones, or the DSUVIA Agreement. The transaction closed on April 3, 2023 (see Note 3, “Discontinued Operations” to the consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K for additional information).

The following table presents the results of the discontinued operations for the three-month period ended March 31, 2025 and March 31, 2024 (in thousands):

	Three months ended
	March 31,
	2025	2024
Change in estimated net liabilities of discontinued operations	$73	$—
Net income from discontinued operations	$73	$—

The following table summarizes the carrying amounts of major classes of liabilities of discontinued operations for each of the periods presented (in thousands).

	March 31, 2025	December 31, 2024
Accrued liabilities	$650	$723
Total current liabilities of discontinued operations	650	723
Net liabilities of discontinued operations	$(650)	$(723)

4. Sale of Future Payments

On January 12, 2024, the Company and XOMA (US) LLC, or XOMA, entered into a Payment Interest Purchase Agreement, or the Purchase Agreement, for the sale by the Company to XOMA, in exchange for $8.0 million, of the Company’s right, title and interest in and to certain amounts payable to the Company, or collectively the Purchased Receivables, pursuant to the DSUVIA Agreement. See Note 7, “Sale of Future Payments” and Note 3, “Discontinued Operations” to the consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K for additional information on the Purchase Agreement and DSUVIA Agreement, respectively.

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

In October 2024, Alora Pharmaceuticals, LLC, or Alora, notified the Company that they are discontinuing their DSUVIA sales efforts to non-DoD customers. At this time, the Company is uncertain as to the impact of this decision on sales of DSUVIA to the DoD. As a result, the Company estimates that future payments under the Purchase Agreement will be less than the proceeds from the sale of such future payments. Accordingly, the Company will not recognize any related non-cash interest expense. When the expected payments under the sale of future payments are lower than the gross proceeds of $6.6 million received, the Company defers recognition of any probable contingent gain until the Company has met its obligations under the liability related to the sale of future payments. For the three months ended March 31, 2025, and 2024, the estimated effective interest rate under the agreement was approximately 0% and 13.3%, respectively.

The Company did not recognize any non-cash revenue or non-cash interest expense for the three months ended March 31, 2025, and did not recognize any non-cash payment interest revenue and recognized non-cash interest expense of approximately $0.2 million during the three months ended March 31, 2024. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future payments in the condensed consolidated statements of operations.

5. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. The Court granted three motions to dismiss plaintiffs’ complaint: the first on September 28, 2022, the second on November 28, 2022, and the third, with prejudice on May 7, 2024. Judgment was entered for defendants on plaintiffs’ claims on May 7, 2024. On June 5, 2024, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. Briefing on the appeal was complete on January 21, 2025. Oral argument for the appeal is set for June 12, 2025.

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

6. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	March 31, 2025	March 31, 2024
Research and development	$77	$107
Selling, general and administrative	119	195
Total	$196	$302

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2025	212,923	$1.59
Granted	—	—
Vested	(69,897)	2.59
Forfeited	—	—
Restricted stock units outstanding, March 31, 2025	143,026	$1.10

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 27,374 shares of common stock underlying vested RSUs that were withheld during the quarter ended March 31, 2025, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2025	1,786,900	$12.48
Granted	—	—
Forfeited	—	—
Expired	(8,000)	37.70
Exercised	—	—
March 31, 2025	1,778,900	$12.37	7.4	$—
Vested and exercisable options— March 31, 2025	825,541	$25.19	5.7	$—
Vested and expected to vest— March 31, 2025	1,778,900	$12.37	7.4	$—

As of March 31, 2025, total stock-based compensation expense related to unvested options to be recognized in future periods was $0.9 million which is expected to be recognized over a weighted-average period of 2.4 years. As of March 31, 2025, there were 1,964,919 shares available for grant under the Company’s equity incentive plans and 139,544 shares available for grant under the Amended ESPP.

7. Net Loss per Share of Common Stock

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

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
ESPP, RSUs and stock options to purchase common stock	1,921,926	1,850,012
Common stock warrants	20,265,576	20,265,576

In addition, the shares contingently issuable in connection with the Lowell Merger, as described in Note 4, “Asset Acquisition” to the Company’s 2024 Annual Report on Form 10-K, have also been excluded from the computation of diluted net loss per share of common stock for the periods presented because the contingencies for issuance of these shares have not been met.

8. Segment Information

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company has one reportable segment, which is the development and commercialization of innovative therapies for use in medically supervised settings.

The Company’s chief operating decision maker, or CODM, which consists of its Chief Executive Officer and the Chief Financial Officer, reviews the Company’s operating results on an aggregate basis and manages the Company’s operations. The CODM assesses performance for the segment and decides how to allocate resources based on condensed consolidated net loss that is also reported on the condensed consolidated statements of operations. The CODM uses condensed consolidated net loss to evaluate the Company's spend and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing resource allocation across the organization.

The measure of segment assets is reported on the condensed consolidated balance sheets as total condensed consolidated assets.

Factors used in determining the reportable segment include the nature of the Company's operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

All long-lived assets are maintained in the United States.

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended March 31,
	2025	2024
Revenue	$(27)	$—
Employee expense (not including stock-based compensation)	1,338	1,868
Development and clinical trial expense	458	523
Other general and administrative expense(a)	927	1,388
Other segment income, net(b)	(30)	175
Discontinued operations	(73)	—
Segment and condensed consolidated net loss	$(2,593)	$(3,954)

(a)Other general and administrative expense includes consulting and professional services fees, insurance, facilities and other corporate expenses.

(b)Other segment income, net includes gain on sale of future payments, fair value adjustments to warrant liability, interest income and expense, and stock-based compensation expense and marketing support.

9. Subsequent Events

On April 2, 2025, the Company issued and sold to several institutional investors and a member of management, pursuant to the securities purchase agreement dated March 31, 2025, or the 2025 Private Placement: (i) 3,405,118 shares of common stock at a price of $0.586 per share, and (ii) pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 4,999,316 shares of common stock at an exercise price of $0.001 per share. The aggregate gross proceeds to the Company from the first closing of the 2025 Private Placement were approximately $4.9 million, before deducting approximately $0.5 million in placement agent fees and other estimated expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

The second and third closings of the 2025 Private Placement will occur if the Company announces the enrollment of at least 17 and 35 patients, respectively, in its Niyad NEPHRO CRRT study and following such announcements the average volume weighted average price of its common stock for each of the immediately subsequent five trading days is at least $0.7325 per share. At each of the second and third closings, the Company expects to issue and sell to the same investors as the first closing shares of common stock at a price of $0.586 per share, or pre-funded warrants in lieu thereof at a price of $0.585 per warrant at an exercise price of $0.001 per share for gross proceeds of approximately $4.9 million at each such closing (approximately $9.8 million in the aggregate), before deducting placement agent fees and other estimated expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

Pursuant to the registration rights agreement, the Company agreed to file registration statements under the Securities Act of 1933, as amended, with the Securities and Exchange Commission following the applicable closings covering the resale of the shares of common stock to be issued in the private placement and the shares of common stock underlying the pre-funded warrants.

The 2025 Private Placement released the entities affiliated with Nantahala Management, LLC from their obligations under the Nantahala Agreements related to the second tranche of the January 2024 Private Placement. Accordingly, the second tranche of the January 2024 Private Placement will not be consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Form 10-Q, and with the audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2024, or the Annual Report.

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

Recent Developments

In March 2025, we announced our agreement with the U.S. Food and Drug Administration, or FDA, to reduce the size of the Niyad registrational study, known as NEPHRO CRRT, to 70 patients from the 166 previously included in the study protocol.

In January 2025, the FDA also agreed to two other changes to broaden the clinical study inclusion criteria which allow us to enroll patients already on continuous renal replacement therapy, or CRRT, beyond 48 hours, as well as heparin-tolerant patients at certain institutions.

Financial Overview

We have incurred net losses and generated negative cash flows from operations and expect to continue to incur losses in the future as we continue to fund any future research and development activities needed to support the FDA regulatory review of our product candidates.

Our net loss for the three months ended March 31, 2025 and 2024, was $2.6 million and $4.0 million, respectively. As of March 31, 2054, we had an accumulated deficit of $459.8 million. As of March 31, 2025, we had cash and cash equivalents totaling $5.4 million compared to $8.9 million as of December 31, 2024.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our critical accounting policies and estimates are detailed in the Annual Report.

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three months ended March 31, 2025, from those previously disclosed in the Annual Report.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. We adopted ASU 2023-09 for the period beginning January 1, 2025, and it will be applied on a prospective basis. The adoption of ASU 2023-09 will not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This authoritative guidance is effective for us beginning with our annual disclosures for 2027 and interim periods beginning in 2028. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are in the process of evaluating the impact of this new guidance on our disclosures.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three months ended March 31, 2025 and 2024.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Three Months Ended March 31, 2025 and 2024

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

Below is a summary of our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Research and development expenses	$1,169	$1,433	$(264)	(18)%

Research and development expenses decreased for the three months ended March 31, 2025, as compared to 2024, primarily due to a $0.2 million reduction in employee compensation and related expenses due to a reduction in headcount, and a net reduction in other research and development expenses of $0.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for the three months ended March 31, 2025 and 2024, were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Selling, general and administrative expenses	$1,774	$2,804	$(1,030)	(37)%

Selling, general and administrative expenses decreased for the three months ended March 31, 2025, as compared to 2024, primarily due to a $0.4 million reduction in employee compensation and related expenses due to a reduction in headcount, a $0.4 million reduction in consulting and legal fees, a $0.1 million decrease in stock-based compensation expense, a $0.1 million reduction in board of director expenses as the board has agreed to forego their cash compensation through September 30, 2025, and a net reduction in other selling, general and administrative expenses of $0.1 million.

Other Income (Expense)

Total other income (expense), net for the three months ended March 31, 2025 and 2024, was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Interest income and other income, net	$69	$220	$(151)	(69)%
Gain on sale of future payments	—	1,246	(1,246)	(100)%
Gain (loss) on change in fair value of warrant liability	181	(1,002)	1,183	(118)%
Non-cash interest expense on liability related to sale of future payments	—	(181)	181	(100)%
Total other income (expense), net	$250	$283	$(33)	(12)%

Interest income and other income, net, for the three months ended March 31, 2025 and 2024, primarily consisted of interest earned on our investments.

Gain on sale of future payments for 2024 consisted of $1.2 million in other income related to the XOMA Purchase Agreement. Please refer to Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Gain (loss) on change in fair value of warrant liability for the three months ended March 31, 2025 included a $0.2 million decrease in the fair value of our warrant liability, as compared to a $1.0 million increase in the fair value for the first quarter of 2024.

The non-cash interest expense on the liability related to the sale of future payments is attributable to the XOMA Purchase Agreement. Please refer to Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 31, 2025, we had cash, cash equivalents and investments totaling $5.4 million, compared to $8.9 million as of December 31, 2024. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

To date, we have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2025 and may incur significant losses and negative cash flows from operations in the future. Although we raised additional capital in the 2025 Private Placement (as described below), considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Quarterly Report on Form 10-Q.

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

2025 Private Placement

On March 31, 2025, we entered into a securities purchase agreement and registration rights agreement with several institutional investors and a member of management, or collectively, the 2025 Purchasers, relating to the issuance and sale in a private placement in three separate tranches of: (i) shares of our common stock, par value $0.001 per share, and (ii) pre-funded warrants to purchase shares of common stock, or the 2025 Private Placement. The pre-funded warrants will be exercisable immediately following the applicable closing and have an unlimited term and an exercise price of $0.001 per share.

At the first closing of the 2025 Private Placement, on April 2, 2025, we issued and sold to the 2025 Purchasers: (i) 3,405,118 shares of common stock at a price of $0.586 per share, and (ii) pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 4,999,316 shares of common stock at an exercise price of $0.001 per share. The aggregate gross proceeds to us from the first closing of the 2025 Private Placement were approximately $4.9 million, before deducting approximately $0.5 million in placement agent fees and other estimated expenses payable by us, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

The second and third closings of the 2025 Private Placement will occur if we announce the enrollment of at least 17 and 35 patients, respectively, in our Niyad NEPHRO CRRT study and following such announcements the average volume weighted average price of our common stock for each of the immediately subsequent five trading days is at least $0.7325 per share. At each of the second and third closings, we expect to issue and sell to the 2025 Purchasers shares of common stock at a price of $0.586 per share or, in lieu thereof, pre-funded warrants at a price of $0.585 per warrant at an exercise price of $0.001 per share. The gross proceeds to us from the second and third closings of the 2025 Private Placement are expected to be approximately $4.9 million each (approximately $9.8 million in the aggregate), before deducting placement agent fees and other estimated expenses payable by us, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

Pursuant to the registration rights agreement, we agreed to file registration statements under the Securities Act of 1933, as amended, with the Securities and Exchange Commission following the applicable closings covering the resale of the shares of common stock issued in the 2025 Private Placement and the shares of common stock underlying the pre-funded warrants.

Nasdaq Compliance

On November 27, 2024, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(b)(1)(A) based on our stockholders’ equity of $9.6 million as of September 30, 2024, as reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and on December 6, 2024, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. These notices had no immediate effect on the Nasdaq listing or trading of our common stock. For additional information, please see “Part II., Item 1A. Risk Factors— Our common stock may be delisted from The Nasdaq Global Market if we cannot regain compliance with Nasdaq’s continued listing requirements.”

We believe that we have achieved compliance with Nasdaq Listing Rule 5450(b)(1)(A), as if the 2025 Private Placement described above had closed on March 31, 2025, rather than April 2, 2025, the net proceeds of $4.4 million would have resulted in stockholders’ equity at March 31, 2025, of $10.0 million, as shown in the table below (in thousands):

March 31, 2025 (as adjusted)
Stockholders’ equity (as reported at March 31, 2025)	$5,599
Net proceeds from 2025 Private Placement (as adjusted)	4,443
Total stockholders’ equity at March 31, 2025 (as adjusted)	$10,042

Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(3,470)	$(2,883)
Net cash used in investing activities	—	(2,730)
Net cash (used in) provided by financing activities	(5)	12,014

The discussion of our cash flows that follows includes the impact of discontinued operations. For additional information, see Note 3, “Discontinued Operations” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to support our product development efforts for our product candidates. Our cash used in operating activities also reflects changes in our working capital, net of adjustments for non-cash charges, such as changes in the fair value of our warrant liability and stock-based compensation.

Cash used in operating activities of $3.5 million during the three months ended March 31, 2025, reflected a net loss of $2.6 million, and included an approximate $0.9 million net change in our operating assets and liabilities. Significant non-cash adjustments included $0.2 million in stock-based compensation expense, and a $0.2 million decrease in the fair value of our warrant liability. The net change in our operating assets and liabilities was primarily due to a $0.2 million increase in prepaid expenses and other current assets, a $0.3 million decrease in accounts payable and a $0.3 million decrease in accrued liabilities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see the matters under the caption “Part I. Financial Information—Item 1. Financial Statements—Note 5, Commitments and Contingencies—Litigation” in this Quarterly Report on Form 10-Q.

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

Summary Risk Factors

Our business is subject to numerous risks, as more fully described in this section below this summary. You should read these risks before you invest in our common stock. We may be unable, for many reasons, including those that are beyond our control, to implement our business strategy. In particular, our risks include:

●

There is substantial doubt regarding our ability to continue as a going concern. We require additional capital and may be unable to raise such capital, which would force us to delay, reduce or eliminate our product development programs and commercialization efforts and could cause us to be unable to continue to operate as a going concern and cease operations.

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

●	The FDA and other regulatory agencies actively enforce laws and regulations prohibiting the promotion of off-label uses.
●	If we or our partners are unable to establish and maintain relationships with group purchasing organizations, any future revenues or future profitability could be jeopardized.
●	Existing and future legislation may increase the difficulty and cost for us to commercialize our products and affect the prices we may obtain.
●	We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.
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
●

Macroeconomic uncertainties, including tariffs, inflationary pressures, supply chain disruptions, labor shortages, significant volatility in global markets and recession risks have in the past and may continue to adversely affect our business, future results of operations, and financial condition, the effects of which remain uncertain.

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

We require additional capital and may be unable to raise such capital, which would force us to delay, reduce or eliminate our product development programs and commercialization efforts and could cause us to be unable to continue to operate as a going concern and cease operations.

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

The condensed consolidated financial statements for the three months ended March 31, 2025, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In October 2024, Alora notified us that they are discontinuing their DSUVIA sales efforts to non-DoD customers. At this time, we are uncertain as to the impact of this decision on sales of DSUVIA to the DoD, but we expect to be able to continue to market DSUVIA to the DoD until all inventory is sold or Alora makes the decision to no longer provide the supply of DSUVIA to the DoD. We are working to attempt to facilitate a longer-term supply arrangement for DSUVIA, but there are no assurances we will be successful. Under the DSUVIA Agreement, Alora is responsible for commercializing DSUVIA except that we retain the responsibility for driving the demand within the DoD, and, if the XOMA Threshold is achieved, we will be entitled to receive quarterly payments in an amount equal to one-half of the 75% of net DSUVIA sales to the DoD. See Note 3, “Discontinued Operations” and Note 7, “Sale of Future Payments” to the consolidated financial statements to our 2024 Annual Report on Form 10-K for additional information. Future sales of DSUVIA by Alora to the DoD are not predictable, may occur on an irregular basis, and may not meet expectations due to various U.S. government-related factors that are beyond our control and into which we have little to no visibility, including the timing and extent of future U.S. military deployments. Even if Alora does generate revenue from such sales and the XOMA Threshold is achieved such that we receive payments, we may never generate revenue that is significant or predictable, which could impair our value and our ability to raise capital, expand our business or continue our operations.

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

We need to retain and maintain our existing managerial, operational, regulatory, developmental, finance and other personnel and resources in order to develop our product candidates and manage our operations. Our current infrastructure may be inadequate to support our strategy, and any future workforce reduction may be disruptive to our operations, may negatively affect our productivity, and may constrain our commercialization activities. For example, a workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, negatively impacting employee morale and our corporate culture, or increased difficulties in our day-to-day operations, and prevent us from developing our product candidates as rapidly as planned. If we encounter such unanticipated consequences, we may have difficulty retaining and attracting personnel. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business. Furthermore, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost reduction plan, due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the cost reduction plan, our operating results and financial condition would be adversely affected.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that there will be additional health reform measures. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act. We expect that the Affordable Care Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose regulatory approval and we may not achieve or sustain profitability, which would adversely affect our business.

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

The facilities of any of our future manufacturers of Niyad must be approved by the FDA before commercial distribution from such manufacturers occurs. We do not fully control the manufacturing process and are completely dependent on these third-party manufacturing partners for compliance with the FDA or other foreign regulatory agencies’ requirements for manufacture. In addition, although our third-party manufacturers are well-established manufacturers, we are dependent on their continued adherence to cGMP manufacturing and acceptable changes to their processes. If our manufacturers do not meet the FDA or other foreign regulatory agencies’ strict regulatory requirements, they will not be able to secure FDA or other foreign regulatory agency approval for their manufacturing facilities. If the FDA or the relevant foreign regulatory agency does not approve these facilities for the commercial manufacture of Niyad, we will need to find alternative suppliers, which would result in significant delays in obtaining regulatory agency approval. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

We may not be able to establish additional sources of supply for Niyad. Such suppliers are subject to FDA and other foreign regulatory agencies’ regulations requiring that materials be produced under cGMPs or Quality System Regulations, or QSR. Failure by any of our suppliers to comply with applicable regulations may result in delays.

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

We submitted a compliance plan to Nasdaq to regain compliance with the Minimum Stockholder Equity Requirement which Nasdaq accepted. Accordingly, we have a compliance period for the Minimum Stockholder Equity Requirement of 180 calendar days, or until May 26, 2025, in which to regain compliance. We believe that we have achieved compliance with the Minimum Stockholder Equity Requirement, as if the 2025 Private Placement had closed on March 31, 2025, rather than April 2, 2025, the net proceeds of $4.4 million would have resulted in stockholders’ equity at March 31, 2025, of $10.0 million.

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

We have been, are, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business relating to our directors, officers, stockholders, intellectual property rights, employment matters and the safety or efficacy of our products, which will cause us to incur legal fees and other costs related thereto, including potential expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of defending against such litigation may be significant and there can be no assurance that we will be successful in any defense. Further, the amount of time that may be required to resolve such lawsuits is unpredictable, and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. Our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such award could have a material adverse effect on our condensed consolidated operations, cash flows and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see “Part II.—Item 8. Financial Statements and Supplementary Data—Note 5, Commitments and Contingencies—Litigation” in this Quarterly Report on Form 10-Q for additional information about pending legal proceedings.

Our involvement in securities-related class action litigation could divert our resources and management's attention and harm our business.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on Talphera-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug or medical device product candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021, in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. The Court granted three motions to dismiss plaintiffs’ complaint: the first on September 28, 2022, the second on November 28, 2022, and the third, with prejudice, on May 7, 2024. Judgment was entered for defendants on plaintiffs’ claims on May 7, 2024. On June 5, 2024, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. Briefing on the appeal was complete on January 21, 2025. Oral argument for the appeal is set for June 12, 2025.

On July 6, 2021, September 30, 2021, October 26, 2021, and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. On February 16, 2024, another purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, asserting the same claims as those in the previously filed derivative actions. The case has been stayed pending the outcome of any motion to dismiss the securities class action. Please refer to “Part II.—Item 8. Financial Statements and Supplementary Data—Note 5, Commitments and Contingencies—Litigation” in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings. Securities-related class action litigation is often expensive and diverts management’s attention and our financial resources, which could harm our business. Additional lawsuits related to the pending litigation may follow. Moreover, if Talphera experiences a decline in its stock price, we could face additional securities class action lawsuits.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers providing critical materials and manufactured product are located outside of the United States. The active pharmaceutical ingredient (API) for Niyad is manufactured in Japan, and our Niyad product candidate is manufactured in China. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.5	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.2	01/09/2024

10.1	Form of Securities Purchase Agreement, dated March 31, 2025, by and among the Registrant and the Purchasers.	8-K	001-35068	10.1	04/02/2025

10.2	Form of Registration Rights Agreement, dated March 31, 2025, by and among the Registrant and the Purchasers.	8-K	001-35068	10.2	04/02/2025

10.3	Form of pre-funded warrant (April 2025).	8-K	001-35068	10.3	04/02/2025

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Talphera, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: May 14, 2025	Talphera, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)