Form 10-Q
period 2025-06-30
TALPHERA, INC.
filed 2025-08-14
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 001-35068

TALPHERA, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Gateway Drive, Suite 175

San Mateo, CA 94404

(650) 216-3500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered:

Common Stock, $0.001 par value	TLPH	The Nasdaq Capital Market

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

As of August 7, 2025, the number of outstanding shares of the registrant’s common stock was 20,522,655.

TALPHERA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Talphera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024(1)
Assets
Current Assets:
Cash and cash equivalents	$6,791	$8,863
Prepaid expenses and other current assets	905	554
Total current assets	7,696	9,417
In-process research and development asset	8,819	8,819
Total assets	$16,515	$18,236
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$835	$670
Accrued and other liabilities	1,145	1,254
Liabilities of discontinued operations, current portion	650	723
Total current liabilities	2,630	2,647
Warrant liability	759	1,061
Liability related to the sale of future payments	6,499	6,527
Total liabilities	9,888	10,235
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 20,522,655 and 17,029,469 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	20	17
Additional paid-in capital	469,919	465,214
Accumulated deficit	(463,312)	(457,230)
Total stockholders’ equity	6,627	8,001
Total Liabilities and Stockholders’ Equity	$16,515	$18,236

(1)

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$—	$27	$—
Operating costs and expenses:
Research and development	1,500	1,909	2,669	3,342
Selling, general and administrative	2,193	2,361	3,967	5,165
Total operating costs and expenses	3,693	4,270	6,636	8,507
Loss from operations	(3,693)	(4,270)	(6,609)	(8,507)
Other income, net:
Interest income and other income, net	83	201	152	421
Gain on sale of future payments	—	—	—	1,246
Gain (loss) on change in fair value of warrant liability	121	455	302	(547)
Non-cash interest expense on liability related to the sale of future payments	—	(213)	—	(394)
Total other income, net	204	443	454	726
Net loss from continuing operations	(3,489)	(3,827)	(6,155)	(7,781)
Net income from discontinued operations – See Note 3	—	—	73	—
Net loss	$(3,489)	$(3,827)	$(6,082)	$(7,781)
Net loss per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.10)	$(0.15)	$(0.20)	$(0.31)
Basic and diluted, discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted loss per share	$(0.10)	$(0.15)	$(0.20)	$(0.31)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 10	34,530,377	26,201,650	30,422,117	25,461,807

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	17,029,469	$17	$465,214	$(457,230)	$8,001
Stock-based compensation	—	—	196	—	196
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	42,523	—	(18)	—	(18)
Issuance of common stock upon ESPP purchase	26,353	—	13	—	13
Net loss	—	—	—	(2,593)	(2,593)
Balance as of March 31, 2025	17,098,345	17	465,405	(459,823)	5,599
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	19,192	—	(3)	—	(3)
Net proceeds from issuance of common stock and pre-funded warrants in connection with equity financing	3,405,118	3	4,351	—	4,354
Net loss	—	—	—	(3,489)	(3,489)
Balance as of June 30, 2025	20,522,655	$20	$469,919	$(463,312)	$6,627

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	16,952,519	$17	$458,314	$(444,226)	$14,105
Stock-based compensation	—	—	302	—	302
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	23,952	—	(17)	—	(17)
Net proceeds from issuance of pre-funded warrants in connection with equity financing	—	—	5,884	—	5,884
Issuance of common stock upon ESPP purchase	16,255	—	14	—	14
Net loss	—	—	—	(3,954)	(3,954)
Balance as of March 31, 2024	16,992,726	17	464,497	(448,180)	16,334
Stock-based compensation	—	—	223	—	223
Issuance of common stock upon vesting of restricted stock units	251	—	—	—	—
Net loss	—	—	—	(3,827)	(3,827)
Balance as of June 30, 2024	16,992,977	$17	$464,720	$(452,007)	$12,730

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,082)	$(7,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash revenue related to sale of future payments	(27)	—
Non-cash interest expense on liability related to sale of future payments	—	394
Net amortization of discount on short term investments	—	(121)
Stock-based compensation	362	525
Revaluation of warrant liability	(302)	547
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(352)	181
Accounts payable	165	(533)
Accrued liabilities	(182)	(705)
Net cash used in operating activities	(6,418)	(7,493)
Cash flows from investing activities:
Purchase of investments	—	(4,979)
Proceeds from maturities of investments	—	8,160
Net cash provided by investing activities	—	3,181
Cash flows from financing activities:
Gross proceeds from sale of future payments	—	6,654
Issuance costs related to sale of future payments	—	(521)
Net proceeds from issuance of common stock in connection with exercise of pre-funded warrants	4,354	5,884
Net proceeds from issuance of common stock through equity plans	(8)	(3)
Net cash provided by financing activities	4,346	12,014
Net change in cash and cash equivalents	(2,072)	7,702
Cash and cash equivalents—Beginning of period	8,863	5,721
Cash and cash equivalents—End of period	$6,791	$13,423

NONCASH INVESTING AND FINANCING ACTIVITIES:
Equity issuance costs from warrant modification	$—	$251

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

Liquidity and Going Concern

The condensed consolidated financial statements for the three and six months ended June 30, 2025 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2025, from those previously disclosed in its 2024 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting and Standards Board, or FASB, issued Accounting Standard Update, or ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The Company has adopted ASU 2023-09 for its period beginning January 1, 2025, and it will be applied on a prospective basis. The adoption of ASU 2023-09 will not have a material impact on the Company’s condensed consolidated financial statements.

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

As of June 30, 2025, and December 31, 2024, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash and cash equivalents (in thousands):

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$615	$—	$—	$615
Money market funds	404	—	—	404
U.S. government agency securities	5,772	—	—	5,772
Total cash and cash equivalents	$6,791	$—	$—	$6,791

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$364	$—	$—	$364
Money market funds	2,632	—	—	2,632
U.S. government agency securities	5,867	—	—	5,867
Total cash and cash equivalents	$8,863	$—	$—	$8,863

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three and six months ended June 30, 2025 or the twelve months ended December 31, 2024. As such, the Company did not record a credit allowance for the three and six months ended June 30, 2025 or the year ended December 31, 2024.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of June 30, 2025 and December 31, 2024, the Company held, in addition to Level I and II assets, a warrant liability related to the December 2022 Common Stock Warrants. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of June 30, 2025
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$404	$404	$—	$—
U.S. government agency securities	5,772	—	5,772	—
Total assets measured at fair value	$6,176	$404	$5,772	$—
Liabilities
Warrant liability	$759	$—	$—	$759
Total liabilities measured at fair value	$759	$—	$—	$759

	As of December 31, 2024
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,632	$2,632	$—	$—
U.S. government agency securities	5,867	—	5,867	—
Total assets measured at fair value	$8,499	$2,632	$5,867	$—
Liabilities
Warrant liability	$1,061	$—	$—	$1,061
Total liabilities measured at fair value	$1,061	$—	$—	$1,061

The following tables set forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Fair value—beginning of period	$880	$1,061
Change in fair value of December 2022 Common Stock Warrants liability	(121)	(302)
Fair value—end of period	$759	$759

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Fair value—beginning of period	$2,780	$1,778
Change in fair value of December 2022 Common Stock Warrants liability	(455)	547
Fair value—end of period	$2,325	$2,325

The common warrants issued in December 2022 to purchase an aggregate of 4,227,052 shares of common stock, or the December 2022 Common Stock Warrants, were accounted for by the Company as a liability. At June 30, 2025, the December 2022 Common Stock Warrants were valued at approximately $0.8 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.4602 per share, expected life of 3.5 years, volatility of 99.68%, a risk-free rate of 3.74% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three and six months ended June 30, 2025, and the year ended December 31, 2024.

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

The following table presents the results of the discontinued operations for the three- and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Change in estimated net liabilities of discontinued operations	$—	$—	$73	$—
Net income from discontinued operations	$—	$—	$73	$—

The following table summarizes the carrying amounts of major classes of liabilities of discontinued operations for each of the periods presented (in thousands).

	June 30, 2025	December 31, 2024
Accrued liabilities	$650	$723
Total current liabilities of discontinued operations	650	723
Net liabilities of discontinued operations	$(650)	$(723)

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

In October 2024, Alora Pharmaceuticals, LLC, or Alora, notified the Company that they are discontinuing their DSUVIA sales efforts to non-DoD customers. At this time, the Company is uncertain as to the impact of this decision on sales of DSUVIA to the DoD. As a result, the Company estimates that future payments under the Purchase Agreement will be less than the proceeds from the sale of such future payments. Accordingly, the Company will not recognize any related non-cash interest expense. When the expected payments under the sale of future payments are lower than the gross proceeds of $6.6 million received, the Company defers recognition of any probable contingent gain until the Company has met its obligations under the liability related to the sale of future payments. For the three and six months ended June 30, 2025, the estimated effective interest rate under the agreement was approximately 0%, and for three and six months ended June 30, 2024, the estimated effective interest rate under the agreement was approximately 13%.

The Company recognized de minimus non-cash payment interest revenue and no non-cash interest expense for the three and six months ended June 30, 2025, and for the three and six months ended June 30, 2024, did not recognize any non-cash payment interest revenue and recognized non-cash interest expense of approximately $0.2 million and $0.4 million, respectively. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future payments in the condensed consolidated statements of operations.

5. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. The Court granted three motions to dismiss plaintiffs’ complaint: the first on September 28, 2022, the second on November 28, 2022, and the third, with prejudice on May 7, 2024. Judgment was entered for defendants on plaintiffs’ claims on May 7, 2024. On June 5, 2024, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. Briefing on the appeal was complete on January 21, 2025. The Court held oral argument on June 12, 2025 and took the appeal under submission.

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

6. Stockholders’ Equity

Common Stock

2025 Private Placement

The Company entered into a securities purchase agreement and registration rights agreement with several institutional investors and a member of management, or collectively, the 2025 Purchasers, dated March 31, 2025, relating to the issuance and sale in a private placement in three separate tranches of: (i) shares of its common stock, par value $0.001 per share, and (ii) pre-funded warrants to purchase shares of common stock, or the 2025 Private Placement. The pre-funded warrants will be exercisable immediately following the applicable closing and have an unlimited term and an exercise price of $0.001 per share.

At the first closing of the 2025 Private Placement, on April 2, 2025, the Company issued and sold to the 2025 Purchasers: (i) 3,405,118 shares of common stock at a price of $0.586 per share, and (ii) pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 4,999,316 shares of common stock at an exercise price of $0.001 per share (see Note 7, “Warrants” for additional information). The pre-funded warrants are exercisable immediately following the first closing and have an unlimited term. The aggregate gross proceeds to the Company from the first closing of the 2025 Private Placement were approximately $4.9 million, before deducting placement agent fees and other estimated expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

The second and third closings of the 2025 Private Placement will occur if the Company announces the enrollment of at least 17 and 35 patients, respectively, in its Niyad NEPHRO CRRT study and following such announcements the average volume weighted average price of its common stock for each of the immediately subsequent five (5) trading days is at least $0.7325 per share. At each of the second and third closings, the Company expects to issue and sell to the 2025 Purchasers: (i) 3,405,118 shares of common stock at a price of $0.586 per share, and (ii) pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 4,999,316 shares of common stock at an exercise price of $0.001 per share. The gross proceeds to the Company from the second and third closings of the 2025 Private Placement are expected to be approximately $4.9 million each (approximately $9.8 million in the aggregate), before deducting placement agent fees and other estimated expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

The Company evaluated the shares of common stock and pre-funded warrants to purchase shares of common stock in each of the first, second and third closings under the 2025 Private Placement under ASC 815-40 and determined that they did not require liability classification and met the requirements for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. Accordingly, the proceeds were allocated between common stock and the pre-funded common stock warrants, at their respective relative fair value basis to stockholders’ equity and as a component of additional paid-in capital on the condensed consolidated balance sheets. The fair value of the pre-funded common stock warrants was determined using a Black-Scholes option pricing model and the common stock based on the closing date share price and were recorded in additional paid-in capital within stockholders' equity on the condensed consolidated balance sheets. The Company determined that the shares of common stock and pre-funded warrants to purchase shares of common stock in each of the second and third closings under the 2025 Private Placement are also equity classified as they are indexed to the Company's own shares and meet all other conditions for equity classification and that the fair value of the right to the second and third closings was immaterial at issuance.

The 2025 Private Placement securities purchase agreements contain customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties.

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

7. Warrants

The activity related to warrants during the six months ended June 30, 2025, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at December 31, 2024	29,474,257	$0.96
Granted	4,999,316	$0.001
Outstanding and exercisable at June 30, 2025	34,473,573	$0.82

2025 Pre-Funded Warrants

The Company entered into the 2025 Private Placement dated March 31, 2025 (see Note 6, “Stockholders’ Equity” for additional information), relating to the issuance and sale of up to 4,999,316 pre-funded warrants to the 2025 Purchasers in a three-tranche private placement to purchase shares of the Company’s common stock at a purchase price of $0.585 per share and an exercise price of $0.001 per share, or the 2025 Pre-Funded Warrants. The 2025 Pre-Funded Warrants are exercisable immediately, subject to certain ownership restrictions, following each closing date of the Private Placement and have an unlimited term.

The 2025 Pre-Funded Warrants were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The 2025 Private Placement closed on April 2, 2025, and the 2025 Pre-Funded Warrants were issued on that date. All of the shares underlying the 2025 Pre-Funded Warrants will be included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration and are fully vested and are exercisable after their original issuance date. The 2025 Pre-Funded Warrants may participate with common shareholders in dividends or other distributions.

8. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$55	$85	$132	$192
Selling, general and administrative	111	138	230	333
Total	$166	$223	$362	$525

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2025	212,923	$1.59
Granted	126,967	0.58
Vested	(93,606)	2.18
Forfeited	(5,088)	0.80
Restricted stock units outstanding, June 30, 2025	241,196	$0.85

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 4,517 and 31,891 shares of common stock underlying vested RSUs that were withheld during the three and six months ended June 30, 2025, respectively, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2025	1,786,900	$12.48
Granted	727,800	0.58
Forfeited	(32,490)	0.91
Expired	(23,000)	64.66
Exercised	—	—
June 30, 2025	2,459,210	$8.62	7.9	$—
Vested and exercisable options— June 30, 2025	1,005,896	$19.73	6.1	$—
Vested and expected to vest— June 30, 2025	2,459,210	$8.62	7.9	$—

The per-share weighted average grant date fair value of the options granted during the six months ended June 30, 2025 was estimated at $0.47 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended June 30, 2025
Expected term (in years)	6.7
Risk-free interest rate	4.04%
Expected volatility	95%
Expected dividend rate	0%

As of June 30, 2025, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.1 million which is expected to be recognized over a weighted-average period of 2.7 years. As of June 30, 2025, there were 1,162,730 shares available for grant under the Company’s equity incentive plans and 139,544 shares available for grant under the Amended ESPP.

9. Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, RSUs, and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the Company’s pre-funded warrants issued in April 2025, January 2024 and July 2023 with a de minimis exercise price of $0.001 per share, and the Company’s pre-funded warrants issued in December 2022 with a de minimis exercise price of $0.0001 per share, are considered outstanding common shares which are included in the calculation of basic and diluted net loss per share in all circumstances.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs, stock options and ESPP to purchase common stock	2,700,406	2,155,522	2,700,406	2,155,522
Common stock warrants	20,265,576	20,265,576	20,265,576	20,265,576

In addition, the shares contingently issuable in connection with the Lowell Merger, as described in Note 4, “Asset Acquisition” to the Company’s 2024 Annual Report on Form 10-K, have also been excluded from the computation of diluted net loss per share of common stock for the periods presented because the contingencies for issuance of these shares have not been met.

10. Segment Information

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

All long-lived assets are maintained in the United States.

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$—	$—	$(27)	$—
Employee expense (not including stock-based compensation)	1,634	1,987	2,972	3,855
Development and clinical trial expense	732	819	1,190	1,342
Other general and administrative expense(a)	1,151	1,152	2,078	2,540
Other segment income, net(b)	(28)	(131)	(58)	44
Discontinued operations	—	—	(73)	—
Segment and condensed consolidated net loss	$(3,489)	$(3,827)	$(6,082)	$(7,781)

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

General Trends and Outlook

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation may adversely affect our operating results in the future. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding. In addition, the U.S. government has imposed tariffs on biopharmaceutical products imported from China, which will increase our cost of doing business until we are able to source such products outside of China and any other jurisdiction subject to such tariffs.

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

Our net loss for the three and six months ended June 30, 2025, was $3.5 million and $6.1 million, respectively, compared to $3.8 million and $7.8 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $463.3 million. As of June 30, 2025, we had cash and cash equivalents totaling $6.8 million compared to $8.9 million as of December 31, 2024.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and six months ended June 30, 2025, from those previously disclosed in the Annual Report.

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

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three and six months ended June 30, 2025 and 2024.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Three and Six Months Ended June 30, 2025 and 2024

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

Below is a summary of our research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	(In thousands, except percentages)
Research and development expenses	$1,500	$1,909	$(409)	(21)%	$2,669	$3,342	$(673)	(20)%

Research and development expenses decreased $0.4 million for the three months ended June 30, 2025, as compared to 2024, primarily due to a $0.3 million reduction in employee compensation and related expenses due to a reduction in headcount, and a net reduction in other research and development expenses of $0.1 million, and decreased $0.7 million for the six months ended June 30, 2025, as compared to 2024, primarily due to a $0.5 million reduction in employee compensation and related expenses due to a reduction in headcount, and a net reduction in other research and development expenses of $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	(In thousands, except percentages)
Selling, general and administrative expenses	$2,193	$2,361	$(168)	(7)%	$3,967	$5,165	$(1,198)	(23)%

Selling, general and administrative expenses decreased for the three months ended June 30, 2025, as compared to 2024, primarily due to a $0.2 million reduction in consulting fees, a $0.1 million reduction in board of director expenses as the board has agreed to forego their cash compensation through September 30, 2025, and a net reduction in other selling, general and administrative expenses of $0.2 million, partially offset by a $0.3 million increase in legal fees.

Selling, general and administrative expenses decreased for the six months ended June 30, 2025, as compared to 2024, primarily due to a $0.5 million reduction in employee compensation and related expenses due to a reduction in headcount, a $0.4 million reduction in consulting fees, a $0.2 million reduction in board of director expenses as the board has agreed to forego their cash compensation through September 30, 2025, $0.2 million in market research-related expenses and a net reduction in other selling, general and administrative expenses of $0.1 million, partially offset by a $0.2 million increase in legal fees.

Other Income (Expense)

Total other income (expense), net for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	(In thousands, except percentages)
Interest income and other income, net	$83	$201	$(118)	(59)%	$152	$421	(269)	(64)%
Gain on sale of future payments	—	—	—	—%	—	1,246	(1,246)	—%
Gain (loss) on change in fair value of warrant liability	121	455	(334)	(73)%	302	(547)	849	(155)%
Non-cash interest expense on liability related to sale of future payments	—	(213)	213	—%	—	(394)	394	—%
Total other income (expense), net	$204	$443	$(239)	(54)%	$454	$726	$(272)	(37)%

Interest income and other income, net, for the three and six months ended June 30, 2025 and 2024, primarily consisted of interest earned on our investments, which decreased primarily due to lower average cash balances in 2025.

Gain on sale of future payments for 2024 consisted of $1.2 million in other income related to the XOMA Purchase Agreement. Please refer to Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Gain (loss) on change in fair value of warrant liability for the three and six months ended June 30, 2025 included decreases of $0.1 million and $0.3 million in the fair value of our warrant liability, respectively, as compared to a $0.5 million decrease and a $0.5 million increase in the fair value of our warrant liability for the three and six months ended June 30, 2024, respectively.

The non-cash interest expense on the liability related to the sale of future payments is attributable to the XOMA Purchase Agreement. Please refer to Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Liquidity and Going Concern

As of June 30, 2025, we had cash, cash equivalents and investments totaling $6.8 million, compared to $8.9 million as of December 31, 2024. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

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

2025 Private Placement

We entered into a securities purchase agreement and registration rights agreement, dated March 31, 2025, with several institutional investors and a member of management, or collectively, the 2025 Purchasers, relating to the issuance and sale in a private placement in three separate tranches of: (i) shares of our common stock, par value $0.001 per share, and (ii) pre-funded warrants to purchase shares of common stock, or the 2025 Private Placement. The pre-funded warrants will be exercisable immediately following the applicable closing and have an unlimited term and an exercise price of $0.001 per share.

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

Nasdaq Compliance

On June 5, 2025, we received a written notice, or the Notice, from the Listing Qualifications Staff, or the Staff, of the Nasdaq Stock Market, or Nasdaq, granting us an additional 180 days, until December 1, 2025, or the Second Compliance Period, to regain compliance with the $1.00 bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). To regain compliance with such minimum price requirement, we must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

Issuers listed on The Nasdaq Global Select Market are not eligible for a second 180-day grace period under the Nasdaq Listing Rules. However, based upon our compliance with the various criteria required under Nasdaq Listing Rule 5810(c)(3)(A)(ii) to obtain a second 180-day grace period applicable to issuers listed on The Nasdaq Capital Market, we applied to transfer the listing of our common stock to The Nasdaq Capital Market. Our common stock was transferred to The Nasdaq Capital Market at the opening of business on May 30, 2025 and our common stock continues to trade on Nasdaq under the symbol “TLPH”.

We intend to closely monitor the closing bid price for our common stock and consider all available options to timely remedy the bid price deficiency. If at any time during the Second Compliance Period, the closing bid price of the common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance and the matter will be closed, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). We have provided written notice to Nasdaq of our intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(6,418)	$(7,493)
Net cash provided by investing activities	—	3,181
Net cash provided by financing activities	4,346	12,014

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

Cash used in operating activities of $6.4 million during the six months ended June 30, 2025, reflected a net loss of $6.1 million, and included an approximate $0.4 million net change in our operating assets and liabilities. Significant non-cash adjustments included $0.4 million in stock-based compensation expense, and a $0.3 million decrease in the fair value of our warrant liability. The net change in our operating assets and liabilities was primarily due to a $0.4 million increase in prepaid expenses and other current assets, a $0.2 million increase in accounts payable and a $0.2 million decrease in accrued liabilities.

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

During the six months ended June 30, 2025, cash provided by financing activities of $4.3 million was primarily due to net proceeds from the 2025 Private Placement.

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

The condensed consolidated financial statements for the three and six months ended June 30, 2025, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We currently use third party manufacturers to produce clinical supplies of our product candidates. Reliance on third party manufacturers entails many risks including:

•	the inability to meet our product specifications and quality requirements consistently;

•	the inability to meet regulatory standards and guidelines set by the appropriate governing bodies;

•	the inability to procure raw materials in a timely fashion due to ongoing challenges in the global supply chain;

•	a delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to maintain in good order our production and manufacturing equipment for our products;

•	a failure to comply with cGMP and similar foreign standards;

•	the inability to negotiate manufacturing or supply agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing or supply agreements with third parties in a manner or at a time that is costly or damaging to us;

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

In addition, our contract development and manufacturing organization, or CDMO, our sole-source for the finished goods of our nafamostat-based product candidates, is located in China, and we expect to rely on this supplier for the foreseeable future. Chinese biotechnology companies and CDMOs may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of finished goods to us. In addition, the U.S. government has imposed tariffs on biopharmaceutical products imported from China, which will increase our cost of doing business until we are able to source such products outside of China and any other jurisdiction subject to such tariffs. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of China for our finished goods for our nafamostat-based product candidates. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, if supplies are interrupted, or the quality of finished goods provided by such alternative sources is not to our specification, it could cause delays in our supply chain and increase the cost of manufacturing our nafamostat-based product candidates, which could harm our business.

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

Our common stock may be delisted from The Nasdaq Capital Market if we cannot regain compliance with Nasdaq’s continued listing requirements.

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price of $1.00, a minimum public float and a minimum stockholders’ equity. On December 6, 2024, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Rule, because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. We had a compliance period for the Minimum Bid Price Rule of 180 calendar days, or until June 4, 2025, in which to regain compliance, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A). On June 5, 2025, we received a written notice, or the Notice, from the Listing Qualifications Staff, or the Staff, of the Nasdaq Stock Market, or Nasdaq, granting us an additional 180 days, until December 1, 2025, or the Second Compliance Period, to regain compliance with the $1.00 bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). To regain compliance with such minimum price requirement, we must evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

Issuers listed on The Nasdaq Global Select Market are not eligible for a second 180-day grace period under the Nasdaq Listing Rules. However, based upon our compliance with the various criteria required under Nasdaq Listing Rule 5810(c)(3)(A)(ii) to obtain a second 180-day grace period applicable to issuers listed on The Nasdaq Capital Market, we applied to transfer the listing of our common stock to The Nasdaq Capital Market. Our common stock was transferred to The Nasdaq Capital Market at the opening of business on May 30, 2025 and our common stock continues to trade on Nasdaq under the symbol “TLPH”.

We intend to closely monitor the closing bid price for our common stock and consider all available options to timely remedy the bid price deficiency. If at any time during the Second Compliance Period, the closing bid price of the common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance and the matter will be closed, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). We have provided written notice to Nasdaq of our intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

If we fail to effect a reverse stock split, thus regaining compliance with the Minimum Bid Price Rule, our common stock may be delisted. Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on Talphera-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug or medical device product candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021, in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. The Court granted three motions to dismiss plaintiffs’ complaint: the first on September 28, 2022, the second on November 28, 2022, and the third, with prejudice, on May 7, 2024. Judgment was entered for defendants on plaintiffs’ claims on May 7, 2024. On June 5, 2024, plaintiffs filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit. Briefing on the appeal was complete on January 21, 2025. The Court held oral argument for the appeal on June 12, 2025 and took the appeal under submission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.5	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.2	01/09/2024

10.1	Form of Securities Purchase Agreement, dated March 31, 2025, by and among the Registrant and the Purchasers.	8-K	001-35068	10.1	04/02/2025

10.2	Form of Registration Rights Agreement, dated March 31, 2025, by and among the Registrant and the Purchasers.	8-K	001-35068	10.2	04/02/2025

10.3	Form of pre-funded warrant (April 2025).	8-K	001-35068	10.3	04/02/2025

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Talphera, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: August 14, 2025	Talphera, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)