Form 10-Q
period 2025-09-30
TALPHERA, INC.
filed 2025-11-12
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

or

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

As of November 5, 2025, the number of outstanding shares of the registrant’s common stock was 46,609,618.

TALPHERA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Talphera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024(1)
Assets
Current Assets:
Cash and cash equivalents	$3,457	$8,863
Short-term investments	17,832	—
Prepaid expenses and other current assets	634	554
Total current assets	21,923	9,417
In-process research and development asset	8,819	8,819
Total assets	$30,742	$18,236

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$526	$670
Accrued and other liabilities	2,036	1,254
Liabilities of discontinued operations, current portion	650	723
Total current liabilities	3,212	2,647
Warrant liability	1,854	1,061
Liability related to the sale of future payments	6,499	6,527
Total liabilities	11,565	10,235

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 45,585,728 and 17,029,469 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	46	17
Additional paid-in capital	486,879	465,214
Accumulated deficit	(467,748)	(457,230)
Total stockholders’ equity	19,177	8,001
Total Liabilities and Stockholders’ Equity	$30,742	$18,236

(1)

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1	$—	$28	$—
Operating costs and expenses:
Research and development	1,803	2,053	4,472	5,395
Selling, general and administrative	1,620	1,696	5,587	6,861
Total operating costs and expenses	3,423	3,749	10,059	12,256
Loss from operations	(3,422)	(3,749)	(10,031)	(12,256)
Other (expense) income, net:
Interest income and other income, net	81	155	233	576
Gain on sale of future payments	—	—	—	1,246
(Loss) gain on change in fair value of warrant liability	(1,095)	241	(793)	(306)
Non-cash interest expense on liability related to the sale of future payments	—	—	—	(394)
Total other (expense) income, net	(1,014)	396	(560)	1,122
Net loss from continuing operations	(4,436)	(3,353)	(10,591)	(11,134)
Net income from discontinued operations – See Note 3	—	—	73	—
Net loss	$(4,436)	$(3,353)	$(10,518)	$(11,134)
Net loss per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.11)	$(0.13)	$(0.31)	$(0.43)
Basic and diluted, discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted loss per share	$(0.11)	$(0.13)	$(0.31)	$(0.43)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 9	41,453,382	26,212,902	34,139,613	25,713,999

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	17,029,469	$17	$465,214	$(457,230)	$8,001
Stock-based compensation	—	—	196	—	196
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	42,523	—	(18)	—	(18)
Issuance of common stock upon ESPP purchase	26,353	—	13	—	13
Net loss	—	—	—	(2,593)	(2,593)
Balance as of March 31, 2025	17,098,345	17	465,405	(459,823)	5,599
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	19,192	—	(3)	—	(3)
Net proceeds from issuance of common stock and pre-funded warrants in connection with equity financing	3,405,118	3	4,351	—	4,354
Net loss	—	—	—	(3,489)	(3,489)
Balance as of June 30, 2025	20,522,655	20	469,919	(463,312)	6,627
Stock-based compensation	—	—	152	—	152
Issuance of common stock upon ESPP purchase	26,713	—	12	—	12
Net proceeds from issuance of common stock and pre-funded warrants in connection with equity financing	25,036,360	26	16,796	—	16,822
Net loss	—	—	—	(4,436)	(4,436)
Balance as of September 30, 2025	45,585,728	$46	$486,879	$(467,748)	$19,177

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2024	16,952,519	$17	$458,314	$(444,226)	$14,105
Stock-based compensation	—	—	302	—	302
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	23,952	—	(17)	—	(17)
Net proceeds from issuance of pre-funded warrants in connection with equity financing	—	—	5,884	—	5,884
Issuance of common stock upon ESPP purchase	16,255	—	14	—	14
Net loss	—	—	—	(3,954)	(3,954)
Balance as of March 31, 2024	16,992,726	17	464,497	(448,180)	16,334
Stock-based compensation	—	—	223	—	223
Issuance of common stock upon vesting of restricted stock units	251	—	—	—	—
Net loss	—	—	—	(3,827)	(3,827)
Balance as of June 30, 2024	16,992,977	17	464,720	(452,007)	12,730
Stock-based compensation	—	—	234	—	234
Issuance of common stock upon vesting of restricted stock units	76	—	—	—	—
Issuance of common stock upon ESPP purchase	33,260	—	30	—	30
Net loss	—	—	—	(3,353)	(3,353)
Balance as of September 30, 2024	17,026,313	$17	$464,984	$(455,360)	$9,641

See notes to condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,518)	$(11,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash revenue related to sale of future payments	(28)	—
Non-cash interest expense on liability related to sale of future payments	—	394
Net amortization of discount on short term investments	(17)	(121)
Stock-based compensation	514	759
Revaluation of warrant liability	793	306
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(80)	1,117
Accounts payable	(301)	(945)
Accrued liabilities	709	(805)
Net cash used in operating activities	(8,928)	(10,429)
Cash flows from investing activities:
Purchase of investments	(17,815)	(4,979)
Proceeds from maturities of investments	—	8,760
Net cash (used in) provided by investing activities	(17,815)	3,781
Cash flows from financing activities:
Gross proceeds from sale of future payments	—	6,654
Issuance costs related to sale of future payments	—	(521)
Net proceeds from the issuance of common stock and pre-funded warrants	21,333	5,884
Net proceeds from issuance of common stock through equity plans	4	27
Net cash provided by financing activities	21,337	12,044
Net change in cash and cash equivalents	(5,406)	5,396
Cash and cash equivalents—Beginning of period	8,863	5,721
Cash and cash equivalents—End of period	$3,457	$11,117

NONCASH INVESTING AND FINANCING ACTIVITIES:
Offering costs in accounts payable	$157	$—
Equity issuance costs from warrant modification	$—	$251

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

Liquidity and Going Concern

The condensed consolidated financial statements for the three and nine months ended September 30, 2025 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2025, from those previously disclosed in its 2024 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting and Standards Board, or FASB, issued Accounting Standard Update, or ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The Company has adopted ASU 2023-09 for its period beginning January 1, 2025, and it will be applied on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s condensed consolidated financial statements.

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

As of September 30, 2025, and December 31, 2024, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$257	$—	$—	$257
Money market funds	710	—	—	710
U.S. government agency securities	2,490	—	—	2,490
Total cash and cash equivalents	3,457	—	—	3,457
Short-term investments:
U.S. government agency securities	17,832	—	—	17,832
Total short-term investments	17,832	—	—	17,832
Total cash, cash equivalents and short-term investments	$21,289	$—	$—	$21,289

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$364	$—	$—	$364
Money market funds	2,632	—	—	2,632
U.S. government agency securities	5,867	—	—	5,867
Total cash and cash equivalents	$8,863	$—	$—	$8,863

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three and nine months ended September 30, 2025 or the twelve months ended December 31, 2024. As such, the Company did not record a credit allowance for the three and nine months ended September 30, 2025 or the year ended December 31, 2024.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of September 30, 2025 and December 31, 2024, the Company held, in addition to Level I and II assets, a warrant liability related to the December 2022 Common Stock Warrants. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of September 30, 2025
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$710	$710	$—	$—
U.S. government agency securities	20,322	—	20,322	—
Total assets measured at fair value	$21,032	$710	$20,322	$—
Liabilities
Warrant liability	$1,854	$—	$—	$1,854
Total liabilities measured at fair value	$1,854	$—	$—	$1,854

	As of December 31, 2024
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,632	$2,632	$—	$—
U.S. government agency securities	5,867	—	5,867	—
Total assets measured at fair value	$8,499	$2,632	$5,867	$—
Liabilities
Warrant liability	$1,061	$—	$—	$1,061
Total liabilities measured at fair value	$1,061	$—	$—	$1,061

The following tables set forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Fair value—beginning of period	$759	$1,061
Change in fair value of December 2022 Common Stock Warrants liability	1,095	793
Fair value—end of period	$1,854	$1,854

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Fair value—beginning of period	$2,325	$1,778
Change in fair value of December 2022 Common Stock Warrants liability	(241)	306
Fair value—end of period	$2,084	$2,084

The common warrants issued in December 2022 to purchase an aggregate of 4,227,052 shares of common stock, or the December 2022 Common Stock Warrants, were accounted for by the Company as a liability. At September 30, 2025, the December 2022 Common Stock Warrants were valued at approximately $1.9 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.8932 per share, expected life of 3.25 years, volatility of 99.73%, a risk-free rate of 3.61% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three and nine months ended September 30, 2025, and the year ended December 31, 2024.

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

The following table presents the results of the discontinued operations for the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Change in estimated net liabilities of discontinued operations	$—	$—	$73	$—
Net income from discontinued operations	$—	$—	$73	$—

The following table summarizes the carrying amounts of major classes of liabilities of discontinued operations for each of the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Accrued liabilities	$650	$723
Total current liabilities of discontinued operations	650	723
Net liabilities of discontinued operations	$(650)	$(723)

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

In October 2024, Alora Pharmaceuticals, LLC, or Alora, notified the Company that they are discontinuing their DSUVIA sales efforts to non-DoD customers. At this time, the Company is uncertain as to the impact of this decision on sales of DSUVIA to the DoD. As a result, the Company estimates that future payments under the Purchase Agreement will be less than the proceeds from the sale of such future payments. Accordingly, the Company will not recognize any related non-cash interest expense. When the expected payments under the sale of future payments are lower than the gross proceeds of $6.6 million received, the Company defers recognition of any probable contingent gain until the Company has met its obligations under the liability related to the sale of future payments. For the three and nine months ended September 30, 2025, the estimated effective interest rate under the agreement was approximately 0%, and for three and nine months ended September 30, 2024, the estimated effective interest rate under the agreement was approximately 0% and 9%, respectively.

The Company recognized de minimus non-cash payment interest revenue and no non-cash interest expense for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company did not recognize any non-cash payment interest revenue. For the three months ended September 30, 2024, the Company did not recognize any non-cash interest expense, while it recognized $0.4 million in non-cash interest expense for the nine months ended September 30, 2024. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future payments in the condensed consolidated statements of operations.

5. Commitments and Contingencies

Litigation

On June 8, 2021, a securities class action complaint was filed in the U.S. District Court for the Northern District of California against the Company and two of its officers. The plaintiff is a purported stockholder of the Company. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The complaint sought unspecified damages, interest, attorneys’ fees, and other costs. On December 16, 2021, the Court appointed co-lead plaintiffs. Plaintiffs’ amended complaint was filed on March 7, 2022. The amended complaint named the Company and three of its officers and continued to allege that defendants violated Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 by making false and misleading statements and omissions of material fact about the Company’s disclosure controls and procedures with respect to its marketing of DSUVIA. The amended complaint also asserted a violation of Section 20A of the Exchange Act against the individual defendants for alleged insider trading. The amended complaint sought unspecified damages, interest, attorneys’ fees, and other costs. The Court granted three motions to dismiss plaintiffs’ complaint: the first on September 28, 2022, the second on November 28, 2022, and the third, with prejudice on May 7, 2024. Judgment was entered for defendants on plaintiffs’ claims on May 7, 2024. Plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the Ninth Circuit. On August 20, 2025, the Ninth Circuit affirmed the District Court’s dismissal of the securities class action.

On July 6, 2021, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names ten of the Company’s officers and directors and asserts state and federal claims based on the same alleged misstatements as the securities class action complaint. On September 30, 2021, October 26, 2021, and November 17, 2021, three additional purported shareholder derivative complaints were filed in the U.S. District Court for the Northern District of California. The complaints name nine of the Company’s officers and directors and also assert state and federal claims based on the same alleged misstatements as the securities class action complaint. All four complaints seek unspecified damages, attorneys’ fees, and other costs. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. On September 30, 2025, the Court terminated the consolidated action, following the parties’ stipulation to dismiss the case in light of the Ninth Circuit order in securities class action.

On February 16, 2024, another purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, asserting the same claims as those in the previously filed derivative actions. The case has been stayed pending the outcome of any motion to dismiss the securities class action. On October 8, 2025, plaintiff filed a notice of dismissal of the case in light of the Ninth Circuit order in the securities class action.

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

6. Stockholders’ Equity

Common Stock

September 2025 Private Placement

The Company entered into securities purchase agreements and a registration rights agreement, each dated September 7, 2025, with CorMedix Inc., or CorMedix, a publicly traded life science company, and several institutional investors, or collectively, the September 2025 Purchasers, relating to the issuance and sale in a private placement of shares of its common stock, par value $0.001 per share, and pre-funded warrants to purchase shares of common stock.

At the first closing of the private placement on September 10, 2025, the Company issued and sold to the September 2025 Purchasers: (i) 25,036,360 shares of common stock at a purchase price of $0.55 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 5,845,455 shares of common stock at a purchase price of $0.549 per share (see Note 7, “Warrants” for additional information). The pre-funded warrants were exercisable immediately following the first closing, subject to beneficial ownership limitations, and have an unlimited term and an exercise price of $0.001 per share. The aggregate gross proceeds to the Company from the first closing of the private placement were approximately $17.0 million, before deducting estimated expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

The September 2025 Purchasers, other than CorMedix, have also agreed to purchase an additional $12.0 million of shares of common stock or pre-funded warrants to purchase shares of common stock in a second closing at the same purchase price as the first closing. The second closing will occur if the Company announces the achievement of the primary endpoint in the NEPHRO CRRT study, and then following such announcement the average VWAP of the Company’s common stock for each of the immediately subsequent five trading days is at least $0.6875 per share (as adjusted for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the September 2025 Purchase Agreements and prior to the second closing date (which is 125% of the per share purchase price)), or the Second Closing Milestone. The September 2025 Purchasers may choose to waive the Second Closing Milestone through the termination of the Niyad NEPHRO CRRT study.

The Company evaluated the shares of common stock and pre-funded warrants to purchase shares of common stock in each of the first and second closings under the September 2025 Private Placement under ASC 815-40 and determined that they did not require liability classification and met the requirements for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. Accordingly, the proceeds from the first closing were allocated between common stock and the pre-funded warrants, at their respective relative fair value basis to stockholders’ equity and as a component of additional paid-in capital on the condensed consolidated balance sheets. The fair value of the pre-funded warrants was determined using a Black-Scholes option pricing model and the common stock based on the closing date share price and were recorded in additional paid-in capital within stockholders' equity on the condensed consolidated balance sheets. The Company has determined that the shares of common stock and pre-funded warrants in the second closing under the September 2025 Private Placement will also be equity classified as they are indexed to the Company's own shares and meet all other conditions for equity classification and that the fair value of the right to the second closing was immaterial at issuance.

The September 2025 Private Placement securities purchase agreements contain customary representations, warranties and agreements by the Company and the September 2025 Purchasers, indemnification rights and other obligations of the parties.

Pursuant to the registration rights agreement, the Company agreed to file registration statements under the Securities Act of 1933, as amended, with the Securities and Exchange Commission following the applicable closings covering the resale of the shares of common stock issued in the September 2025 Private Placement and the shares of common stock underlying the pre-funded warrants.

CorMedix Director Appointment and Right of First Negotiation

Pursuant to the September 2025 Purchase Agreement entered into with CorMedix, for so long as CorMedix and its affiliates beneficially own at least 25% of the shares of common stock it purchased at the first closing, CorMedix shall have the right, subject to compliance with the applicable rules and regulations of The Nasdaq Capital Market, to designate one member of the Company’s board of directors.

Additionally, pursuant to the September 2025 Purchase Agreement entered into with CorMedix, following the public announcement, or the Public Announcement, by the Company of the achievement of the primary endpoint and topline clinical data and results of the NEPHRO CRRT clinical study for its product candidate Niyad, CorMedix shall have the right for 60 days thereafter, or the Exclusivity Period, to negotiate exclusively with the Company, or the Right of First Negotiation, with respect to an acquisition of 100% of the capital stock and equity interests of the Company, or an Acquisition Transaction. During the Exclusivity Period, the Company agreed that it shall not engage in discussions with any other third party about an Acquisition Transaction, a sale or exclusive license of all or substantially all of the assets of the Company or any similar transaction. If after conducting good faith negotiations during the Exclusivity Period, the parties are unable to reach a definitive agreement with respect to an Acquisition Transaction, the Company will not, for a period of nine months from the date of the Public Announcement, enter into a definitive agreement or binding arrangement with a third party with respect to an Acquisition Transaction or similar transaction on financial terms less favorable (in the good faith determination of the board of directors of the Company) than those offered in writing by CorMedix during the Exclusivity Period (if any) without the written consent of CorMedix, which consent shall not be unreasonably withheld, delayed or conditioned. The Right of First Negotiation shall terminate upon the earlier of: (i) Talphera’s public announcement of the termination of the NEPHRO CRRT clinical study for any reason prior to the achievement of the study’s primary endpoint and (ii) December 31, 2027.

April 2025 Private Placement

The Company entered into a securities purchase agreement and registration rights agreement with several institutional investors and a member of management, or collectively, the April 2025 Purchasers, dated March 31, 2025, relating to the issuance and sale in a private placement in three separate tranches of: (i) shares of its common stock, par value $0.001 per share, and (ii) pre-funded warrants to purchase shares of common stock, or the April 2025 Private Placement. The pre-funded warrants will be exercisable immediately following the applicable closing, subject to beneficial ownership limitations, and have an unlimited term and an exercise price of $0.001 per share.

At the first closing of the April 2025 Private Placement, on April 2, 2025, the Company issued and sold to the April 2025 Purchasers: (i) 3,405,118 shares of common stock at a price of $0.586 per share, and (ii) pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 4,999,316 shares of common stock at an exercise price of $0.001 per share (see Note 7, “Warrants” for additional information). The aggregate gross proceeds to the Company from the first closing of the April 2025 Private Placement were approximately $4.9 million, before deducting estimated expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

The second closing of the April 2025 Private Placement was scheduled to occur if the Company announced the enrollment of at least 17 patients in its Niyad NEPHRO CRRT study, and following such announcement the average volume weighted average price of its common stock for each of the immediately subsequent five trading days was at least $0.7325 per share. The third closing of the April 2025 Private Placement will occur if the Company announces the enrollment of at least 35 patients in the Niyad NEPHRO CRRT study and following such announcement the average volume weighted average price of its common stock for each of the immediately subsequent five trading days is at least $0.7325 per share. The Company announced the enrollment of 17 patients in the Niyad NEPHRO CRRT study on August 25, 2025; however, the average volume weighted average price of its common stock for each of the immediately subsequent five trading days was not at least $0.7325 per share. Therefore, the second closing did not occur. The April 2025 Purchasers may elect to waive the milestones related to each of the second and third closings and exercise their related purchase rights under the April 2025 Private Placement through termination of the NEPHRO CRRT study.

In October, 2025, certain April 2025 Purchasers elected to waive the milestone requirements for the second and third closings, resulting in the issuance of: (i) 1,023,890 shares of common stock, at a price of $0.586 per share, and (ii) pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 1,706,484 shares of common stock at an exercise price of $0.001 per share, and gross proceeds of $1.6 million, or the Optional Closing. Following the Optional Closing, (i) approximately $4.1 million shares of common stock and/or pre-funded warrants may be sold if the April 2025 Purchasers waive the closing conditions to the second closing and (ii) approximately $4.1 million shares of common stock and/or pre-funded warrants may be sold in a third closing upon the achievement of the milestones related to the third closing or if the April 2025 Purchasers waive the closing condition to the third closing.

The Company evaluated the shares of common stock and pre-funded warrants in each of the first, second and third closings under the April 2025 Private Placement under ASC 815-40 and determined that they did not require liability classification and met the requirements for instruments that are both indexed to an entity’s own stock and classified in stockholders’ equity. Accordingly, the proceeds from the first closing were allocated between common stock and the pre-funded warrants, at their respective relative fair value basis to stockholders’ equity and as a component of additional paid-in capital on the condensed consolidated balance sheets. The fair value of the pre-funded warrants was determined using a Black-Scholes option pricing model and the common stock based on the closing date share price and were recorded in additional paid-in capital within stockholders' equity on the condensed consolidated balance sheets. The Company has determined that the shares of common stock and pre-funded warrants in each of the second and third closings under the April 2025 Private Placement will also be equity classified as they are indexed to the Company's own shares and meet all other conditions for equity classification and that the fair value of the right to the second and third closings was immaterial at issuance.

The April 2025 Private Placement securities purchase agreements contain customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties.

Pursuant to the registration rights agreement, the Company agreed to file registration statements under the Securities Act of 1933, as amended, with the Securities and Exchange Commission following the applicable closings covering the resale of the shares of common stock issued in the April 2025 Private Placement and the shares of common stock underlying the pre-funded warrants.

The April 2025 Private Placement released the entities affiliated with Nantahala Management, LLC from their obligations under the Nantahala Agreements related to the second tranche of the January 2024 Private Placement. Accordingly, the second tranche of the January 2024 Private Placement will not be consummated.

7. Warrants

The activity related to warrants during the nine months ended September 30, 2025, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at December 31, 2024	29,474,257	$0.96
Granted	10,844,771	$0.001
Outstanding and exercisable at September 30, 2025	40,319,028	$0.70

Pre-Funded Warrants

In September 2025, the Company issued and sold pre-funded warrants to purchase up to an aggregate of 5,845,455 shares of common stock to the September 2025 Purchasers at a purchase price of $0.549 per share and an exercise price of $0.001 per share (see Note 6, “Stockholders’ Equity” for additional information). The pre-funded warrants were exercisable immediately, subject to beneficial ownership restrictions, and have an unlimited term.

In April 2025, the Company issued and sold pre-funded warrants to purchase up to an aggregate of 4,999,316 shares of common stock to the April 2025 Purchasers at a purchase price of $0.585 per share and an exercise price of $0.001 per share (see Note 6, “Stockholders’ Equity” for additional information). The pre-funded warrants were exercisable immediately, subject to beneficial ownership restrictions, and have an unlimited term.

All the pre-funded warrants issued by the Company in April and September 2025 were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration and are fully vested and are exercisable after their original issuance date. The pre-funded warrants may participate with common shareholders in dividends or other distributions.

In October 2025, the Company issued and sold additional pre-funded warrants to purchase up to an aggregate of 1,706,484 shares of common stock at a purchase price of $0.585 per share and an exercise price of $0.001 per share, to certain April 2025 Purchasers that elected to waive the April 2025 Private Placement milestone requirements for the second and third closings. The pre-funded warrants were exercisable immediately, subject to beneficial ownership restrictions, and have an unlimited term.

8. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$57	$92	$189	$284
Selling, general and administrative	95	142	325	475
Total	$152	$234	$514	$759

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2025	212,923	$1.59
Granted	126,967	0.58
Vested	(93,606)	2.18
Forfeited	(5,088)	0.80
Restricted stock units outstanding, September 30, 2025	241,196	$0.85

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were zero and 31,891 shares of common stock underlying vested RSUs that were withheld during the three and nine months ended September 30, 2025, respectively, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2025	1,786,900	$12.48
Granted	727,800	0.58
Forfeited	(32,532)	0.92
Expired	(45,918)	47.39
September 30, 2025	2,436,250	$8.42	7.7	$226
Vested and exercisable options— September 30, 2025	1,061,395	$18.18	6.14	$6
Vested and expected to vest— September 30, 2025	2,436,250	$8.42	7.7	$226

The per-share weighted average grant date fair value of the options granted during the nine months ended September 30, 2025 was estimated at $0.47 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2025
Expected term (in years)	6.7
Risk-free interest rate	4.04%
Expected volatility	95%
Expected dividend rate	0%

As of September 30, 2025, total stock-based compensation expense related to unvested options to be recognized in future periods was $0.9 million which is expected to be recognized over a weighted-average period of 2.5 years. As of September 30, 2025, there were 1,185,690 shares available for grant under the Company’s equity incentive plans and 112,831 shares available for grant under the Amended ESPP.

9. Net Loss per Share of Common Stock

The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, RSUs, and warrants to purchase common stock were considered to be common stock equivalents. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the Company’s pre-funded warrants issued in September 2025, April 2025, January 2024 and July 2023 with a de minimis exercise price of $0.001 per share, are considered outstanding common shares which are included in the calculation of basic and diluted net loss per share in all circumstances.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs, stock options and ESPP to purchase common stock	2,677,446	2,096,052	2,677,446	2,096,052
Common stock warrants	20,265,576	20,265,576	20,265,576	20,265,576

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

All long-lived assets are maintained in the United States.

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$(1)	$—	$(28)	$—
Employee expense (not including stock-based compensation)	1,430	1,406	4,402	5,261
Development and clinical trial expense	1,152	1,308	2,342	2,650
Other general and administrative expense(a)	680	787	2,758	3,327
Other segment loss (income), net(b)	1,175	(148)	1,117	(104)
Discontinued operations	—	—	(73)	—
Segment and condensed consolidated net loss	$(4,436)	$(3,353)	$(10,518)	$(11,134)

(a) Other general and administrative expense includes consulting and professional services fees, insurance, facilities and other corporate expenses.

(b) Other segment loss (income), net includes gain on sale of future payments, fair value adjustments to warrant liability, interest income and expense, and stock-based compensation expense and marketing support.

11. Subsequent Event

Refer to Note 6, “Stockholders’ Equity” for discussion of the Optional Closing for the April 2025 Private Placement that occurred on October 21, 2025.

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

General Trends and Outlook

Inflation and Tariffs

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation may adversely affect our operating results in the future. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding. In addition, the U.S. government has imposed tariffs on products imported from outside the United States, including specific tariffs on pharmaceutical products, which will likely increase our cost of doing business. We continue to monitor the effects of tariffs implemented by the Trump administration and the potential impact of modified or additional tariffs on our business.

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

Our net loss for the three and nine months ended September 30, 2025, was $4.4 million and $10.5 million, respectively, compared to $3.4 million and $11.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $467.7 million. As of September 30, 2025, we had cash, cash equivalents and short-term investments totaling $21.3 million compared to $8.9 million as of December 31, 2024.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and nine months ended September 30, 2025, from those previously disclosed in the Annual Report.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. We adopted ASU 2023-09 for the period beginning January 1, 2025, and it will be applied on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on our condensed consolidated financial statements.

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

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three and nine months ended September 30, 2025 and 2024.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Three and Nine Months Ended September 30, 2025 and 2024

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

Below is a summary of our research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	(In thousands, except percentages)
Research and development expenses	$1,803	$2,053	$(250)	(12)%	$4,472	$5,395	$(923)	(17)%

Research and development expenses decreased $0.3 million for the three months ended September 30, 2025, as compared to 2024, primarily due to a $0.1 million reduction in employee compensation and related expenses due to a reduction in headcount, and a $0.2 million net reduction in other Niyad-related development costs, and decreased $0.9 million for the nine months ended September 30, 2025, as compared to 2024, primarily due to a $0.5 million reduction in employee compensation and related expenses due to a reduction in headcount, a $0.4 million reduction in other Niyad-related development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	(In thousands, except percentages)
Selling, general and administrative expenses	$1,620	$1,696	$(76)	(4)%	$5,587	$6,861	$(1,274)	(19)%

Selling, general and administrative expenses decreased by $0.1 million for the three months ended September 30, 2025, as compared to 2024, primarily due to a $0.1 million reduction in board of director expenses as the board agreed to forego their cash compensation through September 30, 2025.

Selling, general and administrative expenses decreased by $1.3 million for the nine months ended September 30, 2025, as compared to 2024, primarily due to a $0.3 million reduction in employee compensation and related expenses due to a reduction in headcount, a $0.4 million reduction in consulting fees, a $0.3 million reduction in board of director expenses as the board agreed to forego their cash compensation through September 30, 2025, $0.2 million in market research-related expenses and a net reduction in other selling, general and administrative expenses of $0.2 million, partially offset by a $0.1 million increase in legal fees.

Other (Expense) Income

Total other (expense) income, net for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
	(In thousands, except percentages)
Interest income and other income, net	$81	$155	$(74)	(48)%	$233	$576	$(343)	(60)%
Gain on sale of future payments	—	—	—	—%	—	1,246	(1,246)	—%
(Loss) gain on change in fair value of warrant liability	(1,095)	241	(1,336)	(554)%	(793)	(306)	(487)	159%
Non-cash interest expense on liability related to sale of future payments	—	—	—	—%	—	(394)	394	—%
Total other (expense) income, net	$(1,014)	$396	$(1,410)	(356)%	$(560)	$1,122	$(1,682)	(150)%

Interest income and other income, net, for the three and nine months ended September 30, 2025 and 2024, primarily consisted of interest earned on our investments, which decreased primarily due to lower average cash balances in 2025.

Gain on sale of future payments for 2024 consisted of $1.2 million in other income related to the XOMA Purchase Agreement. Please refer to Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Gain (loss) on change in fair value of warrant liability for the three and nine months ended September 30, 2025 included increases of $1.1 million and $0.8 million in the fair value of our warrant liability, respectively, as compared to a $0.2 million decrease and a $0.3 million increase in the fair value of our warrant liability for the three and nine months ended September 30, 2024, respectively.

The non-cash interest expense on the liability related to the sale of future payments is attributable to the XOMA Purchase Agreement. Please refer to Note 4, “Sale of Future Payments” to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Liquidity and Going Concern

As of September 30, 2025, we had cash, cash equivalents and short-term investments totaling $21.3 million, compared to $8.9 million as of December 31, 2024. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

To date, we have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2025 and may incur significant losses and negative cash flows from operations in the future. Although we raised additional capital in the April and September 2025 Private Placements (as described below), considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Quarterly Report on Form 10-Q.

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

September 2025 Private Placement

We entered into securities purchase agreements and a registration rights agreement, dated September 7, 2025, with CorMedix Inc., or CorMedix, a publicly traded life science company, and several institutional investors, or collectively, the September 2025 Purchasers, relating to the issuance and sale in a private placement of shares of our common stock, par value $0.001 per share.

At the first closing of the private placement on September 10, 2025, we issued and sold to the September 2025 Purchasers: (i) 25,036,360 shares of common stock at a purchase price of $0.55 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 5,845,455 shares of common stock at a purchase price of $0.549 per share. The pre-funded warrants are exercisable immediately following the first closing, subject to beneficial ownership limitations, and have an unlimited term and an exercise price of $0.001 per share. The aggregate gross proceeds to Talphera from the first closing of the private placement were approximately $17.0 million, before deducting estimated expenses payable by Talphera.

The September 2025 Purchasers, other than CorMedix, have also agreed to purchase an additional $12.0 million of shares of common stock or pre-funded warrants to purchase shares of common stock in lieu thereof in a second closing at the same purchase price as the first closing. The second closing will occur if we announce the achievement of the primary endpoint in the NEPHRO CRRT study, and then following such announcement the average VWAP of the common stock for each of the immediately subsequent five trading days is at least $0.6875 per share (as adjusted for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the Purchase Agreements and prior to the second closing date (which is 125% of the per share purchase price)), or the Second Closing Milestone. The September 2025 Purchasers may choose to waive the Second Closing Milestone through the termination of the Niyad NEPHRO CRRT study.

Pursuant to the registration rights agreement, we agreed to file registration statements under the Securities Act of 1933, as amended, with the Securities and Exchange Commission following the applicable closings covering the resale of the shares of common stock issued in the September 2025 Private Placement and the shares of common stock underlying the pre-funded warrants.

CorMedix Director Appointment and Right of First Negotiation

Pursuant to the Purchase Agreement entered into with CorMedix, for so long as CorMedix and its affiliates beneficially own at least 25% of the shares of common stock it purchased at the first closing, CorMedix shall have the right, subject to compliance with the applicable rules and regulations of The Nasdaq Capital Market, to designate one member of our board of directors.

Additionally, pursuant to the Purchase Agreement entered into with CorMedix, following the public announcement, or the Public Announcement, by Talphera of the achievement of the primary endpoint and topline clinical data and results of the NEPHRO CRRT clinical study for our product candidate Niyad, CorMedix shall have the right for 60 days thereafter, or the Exclusivity Period, to negotiate exclusively with Talphera, or the Right of First Negotiation, with respect to an acquisition of 100% of the capital stock and equity interests of Talphera, or an Acquisition Transaction. During the Exclusivity Period, we agreed that we shall not engage in discussions with any other third party about an Acquisition Transaction, a sale or exclusive license of all or substantially all of the assets of Talphera or any similar transaction. If after conducting good faith negotiations during the Exclusivity Period, the parties are unable to reach a definitive agreement with respect to an Acquisition Transaction, we will not, for a period of nine months from the date of the Public Announcement, enter into a definitive agreement or binding arrangement with a third party with respect to an Acquisition Transaction or similar transaction on financial terms less favorable (in the good faith determination of the board of directors of Talphera) than those offered in writing by CorMedix during the Exclusivity Period (if any) without the written consent of CorMedix, which consent shall not be unreasonably withheld, delayed or conditioned. The Right of First Negotiation shall terminate upon the earlier of: (i) Talphera’s public announcement of the termination of the NEPHRO CRRT clinical study for any reason prior to the achievement of the study’s primary endpoint and (ii) December 31, 2027.

April 2025 Private Placement

We entered into a securities purchase agreement and registration rights agreement, each dated March 31, 2025, with several institutional investors and a member of management, or collectively, the April 2025 Purchasers, relating to the issuance and sale in a private placement in three separate tranches of: (i) shares of our common stock, par value $0.001 per share, and (ii) pre-funded warrants to purchase shares of common stock, or the April 2025 Private Placement. The pre-funded warrants will be exercisable immediately following the applicable closing, subject to beneficial ownership limitations, and have an unlimited term and an exercise price of $0.001 per share.

At the first closing of the April 2025 Private Placement, on April 2, 2025, we issued and sold to the April 2025 Purchasers: (i) 3,405,118 shares of common stock at a price of $0.586 per share, and (ii) pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 4,999,316 shares of common stock at an exercise price of $0.001 per share. The aggregate gross proceeds to us from the first closing of the April 2025 Private Placement were approximately $4.9 million, before deducting approximately $0.5 million in placement agent fees and other estimated expenses payable by us, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

The second closing of the April 2025 Private Placement was scheduled to occur if we announced the enrollment of at least 17 patients in our Niyad NEPHRO CRRT study, and following such announcement the average volume weighted average price of our common stock for each of the immediately subsequent five trading days was at least $0.7325 per share. The third closing of the April 2025 Private Placement will occur if we announce the enrollment of at least 35 patients in the Niyad NEPHRO CRRT study and following such announcement the average volume weighted average price of our common stock for each of the immediately subsequent five trading days is at least $0.7325 per share. We announced the enrollment of 17 patients in the Niyad NEPHRO CRRT study on August 25, 2025; however, the average volume weighted average price of our common stock for each of the immediately subsequent five trading days was not at least $0.7325 per share. Therefore, the second closing did not occur. The April 2025 Purchasers may elect to waive the milestones related to each of the second and third closings and exercise their related purchase rights under the April 2025 Private Placement through termination of the NEPHRO CRRT study.

In October 2025, certain April 2025 Purchasers elected to waive the milestone requirements for the second and third closings, or the Optional Closing, resulting in the issuance of: (i) 1,023,890 shares of common stock, at a price of $0.586 per share, and (ii) pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 1,706,484 shares of common stock at an exercise price of $0.001 per share, and gross proceeds of $1.6 million. Following the Optional Closing: (i) approximately $4.1 million shares of common stock and/or pre-funded warrants may be sold if the remaining April 2025 Purchasers waive the closing conditions to the second closing and (ii) approximately $4.1 million shares of common stock and/or pre-funded warrants may be sold in a third closing upon the achievement of the milestones related to the third closing or if the April 2025 Purchasers waive the closing condition to the third closing.

Pursuant to the registration rights agreement, we agreed to file registration statements under the Securities Act of 1933, as amended, with the Securities and Exchange Commission following the applicable closings covering the resale of the shares of common stock issued in the April 2025 Private Placement and the shares of common stock underlying the pre-funded warrants.

Nasdaq Compliance

In December 2024, the Listing Qualifications Staff, or the Staff, of the Nasdaq Stock Market notified us that the bid price for our common stock had closed below $1.00 per share for 30 consecutive trading days and, as a result, we no longer satisfied Nasdaq’s minimum bid price requirement. On October 20, 2025, the Staff notified us that we had regained compliance with the minimum price requirement, as the closing bid price of our common stock had been at least $1.00 per share for a minimum of 10 consecutive trading days ending October 17, 2025, and that the matter relating to our previous failure to meet such requirement had been closed.

Cash Flows

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(8,928)	$(10,429)
Net cash (used in) provided by investing activities	(17,815)	3,781
Net cash provided by financing activities	21,337	12,044

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

Cash used in operating activities of $8.9 million during the nine months ended September 30, 2025, reflected a net loss of $10.5 million, and included an approximate $0.3 million net change in our operating assets and liabilities. Significant non-cash adjustments included $0.5 million in stock-based compensation expense, and a $0.8 million increase in the fair value of our warrant liability. The net change in our operating assets and liabilities was primarily due to a $0.1 million increase in prepaid expenses and other current assets, a $0.3 million decrease in accounts payable and a $0.7 million increase in accrued liabilities.

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

During the nine months ended September 30, 2025, cash used in investing activities of $17.8 million was due to the purchase of investments.

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

During the nine months ended September 30, 2025, cash provided by financing activities of $21.3 million was primarily due to net proceeds from the April 2025 and September 2025 Private Placements.

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2025, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on Talphera-specific events, such as receipt of Complete Response Letters, Warnings Letters, such as the Warning Letter we received from the FDA on February 11, 2021, negative clinical results, a negative vote or decision by an FDA advisory committee, or other negative feedback from the FDA, EMA, or other regulatory agencies. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug or medical device product candidate development programs and the FDA’s review of their NDAs. Following receipt of the FDA’s Warning Letter, a securities class action complaint was filed against us and two of our officers on June 8, 2021, in the United States District Court for the Northern District of California. The amended securities class action complaint, which was filed on March 7, 2022, named a third officer as a defendant. The Court granted three motions to dismiss plaintiffs’ complaint: the first on September 28, 2022, the second on November 28, 2022, and the third, with prejudice, on May 7, 2024. Judgment was entered for defendants on plaintiffs’ claims on May 7, 2024. Plaintiffs appealed the District Court’s decision to the United States Court of Appeals for the Ninth Circuit. On August 20, 2025, the Ninth Circuit affirmed the District Court’s dismissal of the securities class action.

On July 6, 2021, September 30, 2021, October 26, 2021, and November 17, 2021, four purported shareholder derivative complaints were filed in the United States District Court for the Northern District of California asserting state and federal claims based on the same alleged misstatements as the securities class action complaint. On December 6, 2021, the Court entered an order consolidating all four actions and staying the consolidated action pending the outcome of any motion to dismiss the securities class action. On September 30, 2025, the Court terminated the consolidated action, following the parties’ stipulation to dismiss the case in light of the Ninth Circuit order in securities class action.

On February 16, 2024, another purported shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, asserting the same claims as those in the previously filed derivative actions. The case has been stayed pending the outcome of any motion to dismiss the securities class action. On October 8, 2025, plaintiff filed a notice of dismissal of the case in light of the Ninth Circuit order in the securities class action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.5	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.2	01/09/2024

10.1	Form of Securities Purchase Agreement, dated September 7, 2025, by and among the Registrant and the Purchasers.	8-K	001-35068	10.1	09/10/2025

10.2	Securities Purchase Agreement, dated September 7, 2025, by and among the Registrant and CorMedix, Inc.	8-K	001-35068	10.2	09/10/2025

10.3	Form of Registration Rights Agreement, dated September 7, 2025, by and among the Registrant and the Purchasers.	8-K	001-35068	10.3	09/10/2025

10.4	Form of Pre-Funded Warrant (September 2025).	8-K	001-35068	10.4	09/10/2025

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Talphera, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: November 12, 2025	Talphera, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)