Form 10-K
period 2025-12-31
TALPHERA, INC.
filed 2026-03-23
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35068

TALPHERA, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Gateway Drive, Suite 175

San Mateo, CA 94404

(650) 216-3500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	TLPH	The Nasdaq Capital Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price reported on the Nasdaq Capital Market on that date, was approximately $8.3 million. The calculation excludes 2,440,425 shares of the registrant’s common stock held by current executive officers, directors and principal stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 18, 2026, the number of outstanding shares of the registrant’s common stock was 50,049,824.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2025 (the “2026 Proxy Statement”), are incorporated by reference into Part III of this report.

Unless the context indicates otherwise, the terms “Talphera,” “we,” “us” and “our” refer to Talphera, Inc., and its consolidated subsidiary. “Fedsyra” is a trademark, and “Niyad” and “Zalviso” are registered trademarks, all owned by Talphera, Inc. This Annual Report also contains trademarks and trade names that are the property of their respective owners.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

●	Our ability to maintain listing of our securities trading on the Nasdaq exchange;

●	We may fail to realize the benefits expected from our acquisition of Lowell Therapeutics, Inc., or Lowell, which could adversely affect our stock price.

●

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

●	We may fail to properly conduct and/or successfully complete our clinical trial for our lead product candidate, Niyad.

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

●

We rely on single sources of supply for the active ingredient and finished product for our nafamostat-based product candidates and any disruptions in the chain of supply may cause a delay in developing our product candidates.

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

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

TALPHERA, INC.

2025 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings.

Our Portfolio

Our portfolio is principally focused on our lead product candidate, Niyad (nafamostat mesylate), for use as a regional anticoagulant during continuous renal replacement therapy, or CRRT. In addition, we may develop LTX-608, a nafamostat formulation for direct IV infusion for one or more of the following indications: disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment. We have two pre-filled syringe product candidates that have been explored but are being evaluated for discontinuation.

Nafamostat Product Candidates

In January 2022, we acquired Lowell Therapeutics, Inc., or Lowell, a privately held company, pursuant to the Agreement and Plan of Merger, dated as of November 14, 2021, or the Merger Agreement, in a transaction for consideration of approximately $32.5 million plus net cash acquired and certain other adjustments, and which included up to approximately $26.0 million of contingent consideration payable in cash or stock at our option, upon the achievement of regulatory and sales-based milestones. In connection with the Merger Agreement, we acquired Niyad and LTX-608 (lyophilized vials of nafamostat for infusion into the extracorporeal circuit or direct IV infusion to the patient, respectively), an in-process research and development, or IPR&D, asset. For additional information regarding the Merger Agreement, see Note 4, “Asset Acquisition” to our consolidated financial statements in this Annual Report on Form 10-K.

Product/Product Candidate	Description	Target Use	Status
Niyad	Lyophilized vial containing nafamostat for infusion	Regional anticoagulant for infusion into the extracorporeal circuit

Received an investigational device exemption, or IDE, and Breakthrough Device Designation from the United States Food and Drug Administration, or FDA, and registrational trial is ongoing with completion expected in 2026.

LTX-608	Lyophilized vial containing nafamostat for infusion	IV infusion for disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment	IND will be evaluated for submission following toxicology evaluation to enable Phase 2 study.

Niyad

We are developing Niyad to become the first and only FDA-approved regional anticoagulant for use in adult patients undergoing CRRT. Niyad is infused into the extracorporeal circuit, such as the dialysis circuit during CRRT for acute kidney injury, or AKI, patients in the hospital. In the future, Niyad may have benefit for use in chronic kidney disease patients undergoing intermittent hemodialysis, or IHD, in dialysis centers. Our initial priority is for use during CRRT, which is the focus of the current registrational study. Niyad is being studied under an Investigational Device Exemption, or IDE, and has received Breakthrough Device Designation from the FDA and an ICD-10 procedural code from the U.S. Centers for Medicare & Medicaid Services. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved and used in Japan and South Korea for over 30 years as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation and acute pancreatitis. Niyad has the potential for six years of data exclusivity upon FDA approval of the device. In addition, we have filed an international patent application pursuant to the Patent Cooperation Treaty (PCT) for its use as an anticoagulant as described. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, which has a half-life of 8 minutes, with anticoagulant, anti-inflammatory and potential anti-viral activities.

The Niyad NEPHRO CRRT Study, which has received both IDE approval from the FDA and central Institutional Review Board, or IRB, approval, is designed as a prospective, double-blinded trial to be conducted at up to 14 U.S. hospital intensive care units. NEPHRO CRRT stands for Nafamostat Efficacy in Phase 3 Registrational Continuous Renal Replacement Therapy Study. We have initiated the NEPHRO CRRT study and we plan to submit an application for Premarket Approval, or PMA, to the FDA upon completion of the trial. The study will enroll and evaluate 70 adult patients undergoing renal replacement therapy, who cannot tolerate heparin or are at risk for bleeding. The primary endpoint of the study is mean post-filter activated clotting time using Niyad versus placebo over the first 24 hours. Key secondary endpoints include filter lifespan, number of filter changes over 72 hours, number of transfusions over 72 hours and dialysis efficacy (based on urea concentration) over the first 24 hours. We believe that decades of commercial use and post-marketing safety data available for nafamostat in Japan and South Korea can help guide and support our Niyad development efforts in the United States.

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

The Market Opportunity for Niyad

The current market landscape for anticoagulants used during CRRT includes heparin, a systemic anticoagulant that anticoagulates both the patient and the extracorporeal circuit, and citrate, a regional anticoagulant used for anticoagulation of the circuit only and is being used off-label by physicians. No anticoagulant is used during CRRT in 29% of cases, the default decision when physicians are concerned with the safety of heparin or citrate. According to our market research, when an anticoagulant is not used for CRRT, frequent filter clogging is the most commonly encountered unintended result, with 20-25% of research respondents stating that due to such clogging issues increased blood transfusions were needed. Since the citrate anticoagulant alternative does not have FDA approval for anticoagulation of the extracorporeal circuit, we believe that nafamostat, if approved for use during CRRT, may be beneficial in certain patient populations where current products may be contraindicated. Our market research indicated physicians chose not to use current anticoagulation products because of a number of concerns, including hypocalcemia, citrate lock, calcium shortages, and nursing time required to administer and monitor citrate, among other concerns.

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

We also believe that nafamostat has the potential for use in other indications. LTX-608 is the name for our potential second nafamostat product candidate. We are evaluating the first targeted indication for LTX-608; however, since nafamostat is approved in Japan and South Korea for DIC and acute pancreatitis, one of these may be the first targeted indication for LTX-608. Our estimate of the number of DIC patients annually in the United States is over 250,000.

Competition for Nafamostat Products

Niyad is the first nafamostat product candidate we are developing to be used as a regional anticoagulant for the extracorporeal circuit. There are currently no products approved by the FDA for use as a regional anticoagulant in the extracorporeal circuit. If approved, Niyad would be the first and only product approved for this indication. As discussed above, the current standards of care being used today are heparin and citrate (used off-label). Heparin is a systemic anticoagulant and cannot be used in patients who are at risk of bleeding. Citrate is complex to administer and requires significant human resource time and attention given the nature of the product, and cannot be used in patients with liver failure, which is approximately 43% of acute kidney injury patients. Based on our research of the CRRT market, heparin is used approximately 43% of the time, while citrate is used approximately 28% of the time. The remaining 29% of the time there is no anticoagulant used which is partly driven by the safety concerns with heparin or citrate. We believe the primary opportunity for Niyad is within the 57% of the market that uses either citrate or no anticoagulant.

We are evaluating the second targeted indication for our nafamostat product development candidate, LTX-608. Since nafamostat is approved in Japan and South Korea for the treatment of DIC and acute pancreatitis, we may focus on of these indications for development of our first LTX-608 product candidate.

Pre-filled Syringe (PFS) Product Candidates

FedsyraTM and Phenylephrine

Our PFS product candidates are ready-to-use formulations of active ingredients that are currently approved in the United States in concentrated formulations that must be diluted prior to administration to patients, and more recently in ready-to-use vials, and in the case of ephedrine, ready-to-use pre-filled syringe formulations. Hospitals currently purchase ready-to-use, pre-filled syringe presentations of these active ingredients mainly from compounding facilities that have not obtained FDA approval for the products, or manually dilute the products in-house. There are at least two FDA-approved pre-filled ephedrine syringe products available on the market, which may impact our decision on submitting an NDA and further pursuing an approval of Fedsyra. We are currently evaluating whether to discontinue our agreement with Aguettant given the other FDA approved pre-filled syringe products on the market and the principal focus of our resources on our nafamostat product candidates. For additional information regarding the PFS product candidates, see Note 5, “In-License Agreement” to our consolidated financial statements in this Annual Report on Form 10-K.

Our Strategy

Our strategy is focused on developing, obtaining approval, and commercializing Niyad. We intend to expand our portfolio to include additional acute care therapies for use in medically supervised settings.

Sales and Marketing

Our sales and marketing resources are focused on pre-launch activities for Niyad. We are currently evaluating the strategy for a potential launch of Niyad with either internal resources, or with a potential commercial partner.

Pharmaceutical and Device Manufacturing and Supply

For Niyad, we rely on contract manufacturers to produce our development batches, and if approved by the FDA, we will rely on contract manufacturers for commercial supply of Niyad. We currently have a single contract manufacturer that is producing the nafamostat active ingredient for Niyad, and a separate contract manufacturer producing the finished product used for development, both of which can support eventual commercial needs. We are in discussions with a back-up manufacturer of Niyad to ensure there is not a single source of supply.

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

DSUVIA Divestment

We divested DSUVIA to Alora Pharmaceuticals, LLC, or Alora, in April 2023, who agreed to continue to commercialize the product and pay us royalties, sales-based milestone and other payments, as defined in the DSUVIA Agreement (see Note 3, “Discontinued Operations” to our consolidated financial statements to this Annual Report on Form 10-K for additional information regarding the DSUVIA Agreement). Under the DSUVIA Agreement, we continue to be responsible for marketing DSUVIA to the Department of Defense, or DoD. We have no plans to further develop or commercialize any of our other sufentanil sublingual products that were previously our product candidates.

In January 2024, we entered into an agreement with XOMA (US) LLC, or XOMA, whereby we sold our rights to all payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, and sales milestones we are entitled to under the DSUVIA Agreement with Alora, until XOMA receives a certain specified return on its investment, after which we will share equally in the payments earned on sales to the Department of Defense, milestones and other payments from Alora. Please see Note 6, “Sale of Future Payments” to our consolidated financial statements in this Annual Report on Form 10-K for additional information. This transaction was consummated to provide further funding for the development of our lead product candidate, Niyad. In October 2024, Alora notified us that they are discontinuing their DSUVIA sales efforts to non-DoD customers. We were also notified in 2025 that Alora submitted a letter to the FDA to request the withdrawal of the DSUVIA NDA. While we have continued our efforts to facilitate sales of the remaining DSUVIA inventory held by Alora to the DoD, we have not obtained any orders from the DoD to purchase the remaining product available. If there are no orders for DSUVIA purchases from the DoD we expect that Alora will destroy the remaining DSUVIA inventory. We attempted to facilitate a longer-term supply arrangement for DSUVIA but were unsuccessful and do not believe there are any prospective parties currently interested in producing DSUVIA for commercial or DoD use.

Intellectual Property

We seek patent protection in the United States and internationally for our product candidates. Our policy is to pursue, maintain and defend patent rights developed internally or acquired externally and to protect the technology, inventions and improvements that are commercially important to the development of our business. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. We also rely on trade secrets to protect our commercial products and product candidates. Our commercial success also depends in part on our non-infringement of the patents or proprietary rights of third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property” appearing elsewhere in this Annual Report on Form 10-K.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for our product candidates;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate our business without infringing or misappropriating patents and other third-party proprietary rights.

We have established and continue to build proprietary positions for our product candidates in the United States and abroad. We continue to seek to obtain and expand our patent protection directed to both compositions of matter and delivery devices, as well as methods of treatment related to our lead product candidate, Niyad.

We have recently filed for additional patent coverage in the United States and Europe. If issued, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, we expect that these patents will extend into 2045, excluding any additional term for potential patent term adjustments or patent term extensions in the United States. We note that the patent laws of foreign countries differ from those in United States, and the degree of protection afforded by foreign patents may be different from the protection offered by U.S. patents. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents successfully issue, third parties may challenge the patents.

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

Medical Devices

Niyad, our nafamostat lead product candidate in development for use as a regional anticoagulant for infusion into the extracorporeal circuit, is regulated by the FDA as a medical device since it achieves its primary intended purposes outside the body. Niyad is being studied under an Investigational Device Exemption, or IDE, and has received Breakthrough Device Designation from the FDA. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness. Niyad is a Class III device as it is novel and not eligible to demonstrate substantial equivalence to a predicate device under the 510(k) process. Class III devices are subject to the PMA application process, which is generally more costly and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, nonclinical study and clinical trial data, manufacturing information and labeling. The PMA application must provide valid scientific evidence that demonstrates to the FDA’s satisfaction a reasonable assurance of the safety and effectiveness of the device for its intended use.

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

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•

the FDA’s QSMR, which requires manufacturers, including their suppliers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

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

Controlled Substances Regulations

Fedsyra is an ephedrine pre-filled syringe for injection. Ephedrine is a scheduled listed chemical product under the Combat Methamphetamine Epidemic Act of 2005. Under this law, DEA applies strict controls and quotas on importation of ephedrine containing drug products.

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

We are currently evaluating whether to discontinue the agreement with Aguettant given the other FDA-approved pre-filled syringe products on the market and the principal focus of our resources on our nafamostat product candidates.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information primarily on covered entities, business associates and their covered subcontractors. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates that are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. International laws, such as the European Union General Data Protection Regulation, or GDPR, (EU 2016/679) and Swiss Federal Act on Data Protection, regulate the processing of personal data within the European Union and between countries in the European Union and countries outside of the European Union, including the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

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

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to significant penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products will be sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

There have been, and there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize products profitably. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We anticipate that the federal and state legislatures and the private sector will continue to consider and may adopt and implement healthcare policies, such as the Affordable Care Act, intended to curb rising healthcare costs. These cost containment measures may include: controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; controls on healthcare providers; challenges to or limits on the pricing of drugs, including pricing controls, or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; and public funding for cost effectiveness research, which may be used by government and private third-party payers to make coverage and payment decisions. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In the United States, the Affordable Care Act was enacted in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been amendments to, and judicial, executive branch and Congressional challenges to, certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Employees and Human Capital Resources

As of December 31, 2025, we employed 12 full-time employees, most of whom work out of our corporate offices in San Mateo, CA. Talphera is committed to pay equity, regardless of gender or race/ethnicity, and conducts pay equity analyses on an annual basis.

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

We have incurred significant net losses since our inception in July 2005. In addition, we have generated negative cash flows from operations and we expect to incur significant losses in 2026 and the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The consolidated financial statements for the year ended December 31, 2025, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In October 2024, Alora notified us that they had discontinued their DSUVIA sales efforts to non-DoD customers.

We were also notified in 2025 that Alora submitted a letter to the FDA to request the withdrawal of the DSUVIA NDA. While we have continued our efforts to facilitate sales of the remaining DSUVIA inventory held by Alora to the DoD, we have not obtained any orders from the DoD to purchase the remaining product available. If there are no orders for DSUVIA purchases from the DoD we expect that Alora will destroy the remaining DSUVIA inventory. We attempted to facilitate a longer-term supply arrangement for DSUVIA but were unsuccessful and do not believe there are any prospective parties currently interested in producing DSUVIA for commercial or DoD use.

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

We have experienced and may in the future experience delays in clinical trials of our product candidates. For example, to date, our NEPHRO CRRT clinical trial has had slower than expected site initiation and patient enrollment. Our FDA-required clinical trials for our product candidates could be delayed for a variety of reasons, including:

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

Nafamostat is being developed for use in both medical devices and drug indications. Although nafamostat is approved for certain uses in Japan, our ability to leverage that for an expedited development and approval pathway with the FDA may be limited, and we may be required to conduct additional unanticipated nonclinical studies and clinical trials in order to seek approval in the U.S. We are studying Niyad in the NEPHRO CRRT study under an investigational device exemption, or IDE. Niyad has received Breakthrough Device Designation from the FDA for regional anticoagulant for infusion into the extracorporeal circuit and is expected to be used during renal replacement therapy for acute kidney injury patients in the hospital and for end-stage renal disease patients receiving dialysis in outpatient clinics. We expect that Niyad will require approval of a PMA application for commercialization in the U.S., and as a company we have never submitted nor received approval for a PMA.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our or our partners’ ability to sell the products profitably. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for approved products in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We would expect that our product candidates will experience pricing pressures in connection with the product sale due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we or our partners fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, there may be difficulty achieving market acceptance of our products and our business will be harmed.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. Aggregate reductions of Medicare payments to providers went into effect on April 1, 2013, and due to subsequent legislative amendments to the statute will stay in effect until 2032, unless Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

We rely on limited sources of supply for the active ingredient and finished product of our nafamostat-based product candidates and any disruption in the chain of supply may cause a delay in developing our product candidates.

We currently have a single source of supply for the active ingredient and finished product for our nafamostat-based product candidates. If supply from those vendors is interrupted or discontinued, or if we are unable to negotiate commercial supply agreements with them, there could be a significant impact on our development activities for those product candidates.

In addition, our contract development and manufacturing organization, or CDMO, our sole-source for the finished goods of our nafamostat-based product candidates, is located in Asia, and we expect to rely on this supplier for the foreseeable future. Biotechnology companies and CDMOs based outside the U.S. may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of finished goods to us. In addition, the U.S. government has imposed tariffs on biopharmaceutical products imported from outside the U.S., which will increase our cost of doing business until we are able to source such products outside of jurisdictions subject to such tariffs. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of Asia for our finished goods for our nafamostat-based product candidates; however, any new CDMO would have to validate the manufacturing process at the new site which would require additional time and resources. In addition, we would need to obtain appropriate regulatory approvals before we could sell any product produced at that site. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, if supplies are interrupted, or the quality of finished goods provided by such alternative sources is not to our specification, it could cause delays in our supply chain and increase the cost of manufacturing our nafamostat-based product candidates, which could harm our business.

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

We may not be able to establish additional sources of supply for Niyad. Such suppliers are subject to FDA and other foreign regulatory agencies’ regulations requiring that materials be produced under cGMPs or Quality Management System Regulations, or QMSR. Failure by any of our suppliers to comply with applicable regulations may result in delays.

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We will utilize CROs for the development of our product candidates. We will rely on such CROs, as well as clinical trial sites, to ensure the proper and timely conduct of our clinical trials and document preparation. While we have agreements or will enter into such agreements governing their activities, we have limited influence over their actual performance. We have plans to rely upon CROs to monitor and manage data for post-approval clinical programs or any FDA-required clinical programs for our product candidates, as well as the execution of non-clinical and clinical trials. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and non-clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug or medical device development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may allow our potential competitors to access our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates, if approved, would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

To protect our proprietary technology, we rely on patents as well as other intellectual property protections including trade secrets, nondisclosure agreements, and confidentiality provisions. We are pursuing a number of U.S. patent applications and foreign national applications directed to our product candidates. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents successfully issue, third parties may challenge the patents. We have entered into the DSUVIA Agreement with Alora pursuant to which Alora acquired all patents and trademarks related to DSUVIA and DZUVEO. In addition, we and Alora entered into an intellectual property agreement pursuant to which Alora granted fully-paid, royalty-free and perpetual licenses to us under certain specified intellectual property rights acquired by Alora under the DSUVIA Agreement for, among other things, the development, manufacture, commercialization and exploitation of certain products, including Zalviso.

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

In addition, the stock market in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our common stock may be delisted from The Nasdaq Capital Market if we cannot regain compliance with Nasdaq’s continued listing requirements.

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price of $1.00. On March 11, 2026, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock.

We have a compliance period for the Minimum Bid Price Rule of 180 calendar days, or until September 7, 2026, in which to regain compliance, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A). If, at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with the Minimum Bid Price Rule.

If we do not achieve compliance with the Minimum Bid Price Rule during the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to notify Nasdaq of our intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that the common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by Nasdaq to a Hearings Panel, or the Panel. We expect that our common stock would remain listed pending the Panel's decision. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the Panel, that such appeal would be successful, or that we will be able to regain compliance with the Minimum Bid Price Rule or maintain compliance with the other listing requirements.

If we fail to effect a reverse stock split, thus regaining compliance with the Minimum Bid Price Rule, our common stock may be delisted. Delisting from the Nasdaq Capital Market or any Nasdaq market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In addition, without a Nasdaq market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our common stock could decline. Delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our common stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system. If our common stock is delisted, it may come within the definition of “penny stock” as defined in the Exchange Act and would be covered by Rule 15g-9 of the Exchange Act. Rule 15g-9 imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In addition, the market price of our common stock may vary significantly based on Talphera-specific events. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug or medical device product candidate development programs and the FDA’s review of their NDAs.

Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see Note 7, “Commitments and Contingencies—Litigation” to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers providing critical materials and manufactured product are located outside of the United States. The active ingredient for Niyad, nafamostat, is manufactured in Japan, and our Niyad product candidate is manufactured in China. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report on Form 10-K.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under current law, federal net operating losses generated in tax years beginning prior to January 1, 2018 generally will expire 20 years after they were generated if not used prior thereto; federal net operating losses generated in tax years beginning after December 31, 2017, will carryforward indefinitely, but the deductibility of such federal net operating losses generally is limited to 80% of current year taxable income. Many states have similar laws. Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We completed a new issuance of common stock totaling over 50% on September 10, 2025. This triggered an ownership change, causing our net operating losses and credits to be limited. We may experience additional ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Furthermore, our ability to utilize net operating losses of companies that we have acquired or may acquire in the future may be subject to limitations. In the future, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could adversely affect our business, results of operations, and cash flows.

Our effective tax rate may fluctuate, we may be adversely affected by changes in tax laws and regulations, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. federal, state, and local jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability among the jurisdiction in which we operate, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and enactment of new tax laws or changes in the interpretation and application of existing tax laws. New income, sales, use or other tax laws, rules, regulations, or ordinances could be enacted at any time. For example, recent legislation commonly referred to as the One Big Beautiful Bill Act changes how companies can depreciate property, deduct interest expense, and deduct research and development costs. These changes don’t have a significant impact on our income taxes in 2025. Any of these factors could cause us to owe more or less income tax in the future.

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

Item 2. Properties

We lease approximately 4,012 square feet of office space in San Mateo, California under a lease agreement that expires on August 31, 2027. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see Note 7, “Commitments and Contingencies—Litigation” to our consolidated financial statements in this Annual Report on Form 10-K for additional information with respect to our legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “TLPH” and prior to that had been traded on The Nasdaq Global Market since February 2011 under the symbol “ACRX”. As of March 18, 2026, there were 45 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

The following discussion and analysis covers our financial condition and results of operations for the year ended December 31, 2025, including year-over-year comparisons versus the year ended December 31, 2024, as reported in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and analysis as well as other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Part I, Item 1A – Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. Our product development portfolio features Niyad (a regional anticoagulant for the dialysis circuit). All resources are currently focused on developing Niyad. In addition, we may develop LTX-608, a nafamostat formulation for direct IV infusion, for one or more of the following indications: disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment. We have two pre-filled syringe product candidates that have been explored but are being evaluated for discontinuation.

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

Our net loss for 2025 was $14.3 million and for 2024 was $13.0 million. As of December 31, 2025, we had an accumulated deficit of $471.5 million. As of December 31, 2025, we had cash, cash equivalents and short-term investments totaling $20.4 million compared to $8.9 million as of December 31, 2024.

Critical Accounting Policies and Significant Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Note 1, “Organization and Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.

Significant accounting estimates have the following attributes: (i) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. Management has discussed the development, selection and disclosure of the following significant accounting estimates with the Audit Committee.

Sale of Future Payments

On January 12, 2024, we entered into the Purchase Agreement with XOMA to monetize a portion of our future payments for services performed to support sales of DSUVIA to the DoD by Alora under the Marketing Agreement, and sales milestones under the DSUVIA Agreement. Refer to Note 6, “Sale of Future Payments” to our consolidated financial statements in this Annual Report on Form 10-K for further details on the Purchase Agreement and to Note 3, “Discontinued Operations” for further details on the Marketing Agreement.

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

We will periodically assess the amount and timing of expected payments using a combination of internal projections and historical data. To the extent our future estimates of future payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the amortization of the Sale of Future Payment Liability and prospectively recognize the related non-cash interest expense. In October 2024, Alora notified us that they had discontinued their DSUVIA sales efforts to non-DoD customers. We were also notified in 2025 that Alora submitted a letter to the FDA to request the withdrawal of the DSUVIA NDA. While we have continued our efforts to facilitate sales of the remaining DSUVIA inventory held by Alora to the DoD, we have not obtained any orders from the DoD to purchase the remaining product available. If there are no orders for DSUVIA purchases from the DoD we expect that Alora will destroy the remaining DSUVIA inventory. We attempted to facilitate a longer-term supply arrangement for DSUVIA but were unsuccessful and do not believe there are any prospective parties currently interested in producing DSUVIA for commercial or DoD use. As a result, we estimate that future payments under the Purchase Agreement will be less than the proceeds from the sale of such future payments.

Non-Cash Interest Expense on Liability Related to the Sale of Future Payments

Under the relevant accounting guidance, because of our significant continuing involvement, the XOMA Agreement is accounted for as a liability that is amortized using the effective interest method over the life of the arrangement. In order to determine the amortization of the liability related to the sale of future payments, we are required to estimate the total amount of future payments to XOMA over the life of the Purchase Agreement. As mentioned above, in October 2024, Alora notified us that they had discontinued their DSUVIA sales efforts to non-DoD customers. We were also notified in 2025 that Alora submitted a letter to the FDA to request the withdrawal of the DSUVIA NDA. Accordingly, we estimate that future payments under the Purchase Agreement will be less than the proceeds from the sale of such future payments and we will not recognize any further related non-cash interest expense. When the expected payments under the sale of future payments are lower than the gross proceeds received, we defer recognition of any probable contingent gain until we have met our obligations under the liability related to the sale of future payments.

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

No impairment losses were recorded on the IPR&D asset during the years ended December 31, 2025 or 2024.

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

We apply the two-class method to compute both basic and diluted net income or loss per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders (including pre-funded warrants). Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration and are exercisable after the original issuance date. In addition, we are required to calculate diluted net income or loss per share under the two-class method if the effect is more dilutive than the application of another dilutive method of calculating diluted EPS (i.e., the treasury stock, if-converted, or contingently issuable share method). In periods where there is a net loss, no allocation of undistributed net loss to the participating securities is performed if the holders of these securities are not contractually obligated to participate in our losses. Our participating securities include the November 2021 Financing Warrants, December 2022 Common Stock Warrants, the Series A and Series B common stock warrants, the placement agent Series A and Series B common stock warrants (see Note 8, “Stockholders’ Equity” and Note 9, “Warrants” to our consolidated financial statements in this Annual Report on Form 10-K for additional information).

For additional information regarding the net income (loss) per share, see Note 11, “Net Loss per Share of Common Stock” to our consolidated financial statements in this Annual Report on Form 10-K.

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

Our DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, we have classified the results of the DSUVIA business as discontinued operations in our consolidated statements of operations for all periods presented. All assets and liabilities associated with the DSUVIA business were classified as assets and liabilities of discontinued operations in the consolidated balance sheets for the periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted. For additional information, see Note 3, “Discontinued Operations” to our consolidated financial statements in this Annual Report on Form 10-K.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. We adopted ASU 2023-09 for the period beginning January 1, 2025, and it will be applied on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on our consolidated financial statements (see Note 14, “Income Taxes” to our consolidated financial statements in this Annual Report on Form 10-K).

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

Results of Operations

Our consolidated results of operations are presented for the years ended December 31, 2025 and 2024. Certain financial results (revenues and expenses) relating to the divestment of our DSUVIA/DZUVEO business are reflected in discontinued operations. See Note 3, “Discontinued Operations” to our consolidated financial statements in this Annual Report on Form 10-K for additional information. Unless otherwise noted, the discussion below, and the revenue and expense amounts discussed below, are based on and relate to our continuing operations.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Years Ended December 31, 2025 and 2024

Revenue

We recognized $28,000 of non-cash revenue in 2025 related to our agreement with XOMA. For further information, please see Note 6. “Sale of Future Payments” to our consolidated financial statements in this Annual Report on Form 10-K. There was no revenue recognized in 2024.

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

Below is a summary of our research and development expenses for 2025 and 2024 (in thousands, except percentages):

	Years Ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Total research and development expenses	$6,033	$6,718	$(685)	(10)%

Research and development expenses decreased during 2025 as compared to 2024, primarily due to a decrease in costs associated with Niyad development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for 2025 and 2024 were as follows (in thousands, except percentages):

	Years Ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Selling, general and administrative expenses	$7,479	$8,534	$(1,055)	(12)%

Selling, general and administrative expenses decreased for 2025 as compared to 2024, primarily due to a $0.4 million reduction in consulting fees, a $0.2 million reduction in board of director expenses as the board agreed to forego their cash compensation through September 30, 2025, a $0.2 million decrease in market research-related expenses and a net reduction in other selling, general and administrative expenses of $0.3 million.

Other (Expense) Income

Total other (expense) income for 2025 and 2024 was as follows (in thousands, except percentages):

	Years Ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Interest income and other income, net	$436	$679	$(243)	(36)%
Gain on sale of future payments	—	1,246	(1,246)	(100)%
(Loss) gain on change in fair value of warrant liability	(1,315)	717	(2,032)	(283)%
Non-cash interest expense on liability related to sale of future payments	—	(394)	394	(100)%
Total other (expense) income, net	$(879)	$2,248	$(3,127)	(139)%

Interest income and other income, net, for 2025 and 2024, primarily consisted of interest earned on our investments, which decreased primarily due to lower average cash balances in 2025, in addition to lower rates of return on those investments.

Gain on sale of future payments for 2024 consisted of $1.2 million in other income related to the XOMA Purchase Agreement (see Note 6, “Sale of Future Payments” to our consolidated financial statements in this Annual Report on Form 10-K for additional information).

(Loss) gain on change in fair value of warrant liability for 2025 included a $1.3 million increase in the fair value of our warrant liability as compared to a $0.7 million decrease in the fair value of our warrant liability for 2024 (see Note 2, “Investments and Fair Value Measurements” to our consolidated financial statements in this Annual Report on Form 10-K for additional information).

The non-cash interest expense on the liability related to the sale of future payments is attributable to the XOMA Purchase Agreement (see Note 6, “Sale of Future Payments” to our consolidated financial statements in this Annual Report on Form 10-K for additional information).

Liquidity and Capital Resources

Liquidity and Going Concern

As of December 31, 2025, we had cash, cash equivalents and short-term investments totaling $20.4 million, compared to $8.9 million as of December 31, 2024. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of commercial paper, U.S. government sponsored enterprise debt securities and money market funds. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

To date, we have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2026 and may incur significant losses and negative cash flows from operations in the future. Although we raised additional capital during 2025 through the sale of common stock, pre-funded warrants and common stock purchase warrants in private placements, considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Annual Report on Form 10-K. See Note 8, “Stockholders’ Equity” and Note 9, “Warrants” to our consolidated financial statements in this Annual Report on Form 10-K for information regarding private placements of our securities during 2024 and 2025.

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

XOMA Purchase Agreement

In January 2024, we entered into the Purchase Agreement with XOMA in exchange for $8.0 million for the sale of our right, title and interest in and to amounts payable to us pursuant to the DSUVIA Agreement with Alora until the XOMA Threshold is attained, after which time we may share in certain future payments from Alora. Please see Note 6, “Sale of Future Payments” to our consolidated financial statements in this Annual Report on Form 10-K for additional information.

Nasdaq Compliance

On March 11, 2026, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock. For additional information, please see “Part I., Item 1A. Risk Factors— Our common stock may be delisted from The Nasdaq Capital Market if we cannot regain compliance with Nasdaq’s continued listing requirements.”

Cash Flows

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(11,364)	$(12,683)
Net cash (used in)/provided by investing activities	(14,345)	3,781
Net cash provided by financing activities	22,740	12,044

The discussion of our cash flows that follows includes the impact of discontinued operations. For additional information, see Note 3, “Discontinued Operations” to our consolidated financial statements in this Annual Report on Form 10-K.

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

Cash used in operating activities of $11.4 million during 2025, reflected a net loss of $14.3 million, and included an approximate $1.1 million net change in our operating assets and liabilities. Significant non-cash adjustments included $0.7 million in stock-based compensation expense, and a $1.3 million increase in the fair value of our warrant liability. The net change in our operating assets and liabilities was primarily due to a $0.2 million decrease in accounts payable and a $1.3 million increase in accrued liabilities.

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

During 2025, cash used in investing activities of $14.3 million was primarily the net result of $17.8 million in purchases of investments and $3.5 million in proceeds from the maturity of investments.

During 2024, cash provided by investing activities of $3.8 million was primarily the net result of $8.8 million in proceeds from maturity of investments and $5.0 million in purchases of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings.

During 2025, cash provided by financing activities of $22.7 million was primarily due to net proceeds from the April 2025 and September 2025 Private Placements.

During 2024, cash provided by financing activities of $12.0 million was primarily due to net proceeds from the XOMA Purchase Agreement of $6.1 million, and $5.9 million in net proceeds from the January 2024 private placement.

Capital Commitments and Capital Resources

Our current operating plan includes expenditures related to the development of our product candidates, including anticipated activities required for the development and supply of our nafamostat product candidates. These assumptions may change as a result of many factors. We will continue to evaluate the work necessary to gain approval of our product candidates in the United States and intend to update our cash forecasts accordingly. Considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations for at least the next twelve months.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning with page F-1.

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

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation, of management including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

3.

Management has assessed the effectiveness of Talphera’s internal control over financial reporting as of December 31, 2025, and has concluded that such internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors and executive officers set forth under the headings “Proposal No.1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers of the Registrant” of the 2026 Proxy Statement is incorporated herein by reference.

Information regarding our Audit Committee, including the members of our Audit Committee, set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Audit Committee” of the 2026 Proxy Statement is incorporated herein by reference.

Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating and Corporate Governance Committee” of the 2026 Proxy Statement is incorporated herein by reference.

Information regarding our Code of Business Conduct and Ethics set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Code of Business Conduct and Ethics” of the 2026 Proxy Statement is incorporated herein by reference.

Information regarding our insider trading policy is set forth under the heading “Information Regarding the Board of Directors and Corporate Governance – Insider Trading Policy” of the 2026 Proxy Statement is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act set forth under the heading “Delinquent Section 16(a) Reports,” of the 2026 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation and director compensation set forth under the headings “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance—Director Compensation,” respectively, of the 2026 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the 2026 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information contained in the section captioned “Related Person Transactions” of the 2026 Proxy Statement is incorporated herein by reference.

Information regarding director independence set forth under the heading “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” of the 2026 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding our independent auditor fees and services in the section captioned “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm” of the 2026 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated January 9, 2024	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.5	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.1	01/09/2024

4.1	Description of Capital Stock.	10-K	001-35068	4.1	03/15/2021

4.2	Reference is made to Exhibits 3.1 through 3.5.

4.3	Specimen Common Stock Certificate of the Registrant.	S-1	333-170594	4.2	01/31/2011

4.4	Form of Common Warrant (May 2019).	8-K	001-35068	4.1	06/03/2019

4.5	Form of Common Warrant (November 2021).	8-K	001-35068	4.1	11/15/2021

4.6	Common Stock Purchase Warrant (August 2022).	8-K	001-35068	4.1	08/04/2022

4.7	Form of Common Warrant (December 2022).	8-K	001-35068	4.1	12/28/2022

4.8	Form of Pre-Funded Warrant (December 2022).	8-K	001-35068	4.2	12/28/2022

4.9	Form of Common Warrant, as amended (November 2022).	8-K	001-35068	4.3	12/28/2022

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-170594	10.1	01/07/2011

10.2+	2011 Equity Incentive Plan.	S-8	333-172409	99.3	02/24/2011

10.3+	Forms of Stock Option Grant Notice, Notice of Exercise and Option Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.5	03/30/2011

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2011 Equity Incentive Plan.	10-K	001-35068	10.6	03/30/2011

10.5+	Amended and Restated 2020 Equity Incentive Plan.	8-K	001-350683	10.1	10/24/2025

10.6+	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.2	06/16/2020

10.7+	Forms of RSU Award Grant Notice and Award Agreement (RSU Award) under the Amended and Restated 2020 Equity Incentive Plan.	S-8	333-239213	99.3	06/16/2020

10.8+	Amended and Restated 2011 Employee Stock Purchase Plan.	8-K	001-350683	10.2	10/24/2025

10.9+	Amended and Restated Offer Letter between the Registrant and Badri (Anil) Dasu, dated December 30, 2010.	S-1	333-170594	10.15	01/07/2011

10.10+	Offer Letter between the Registrant and Shakil Aslam, dated May 13, 2024.	10-K	001-35068	10.11	03/31/2025

10.11+	Offer Letter between the Registrant and Vincent J. Angotti, effective as of March 6, 2017.	10-Q	001-35068	10.4	05/08/2017

10.12+	Offer Letter between the Registrant and Raffi Asadorian, dated July 18, 2017.	8-K	001-35068	10.1	07/19/2017

10.13+	Amended and Restated Severance Benefit Plan effective as of February 7, 2017.	8-K	001-35068	10.2	02/09/2017

10.14§#	Commercial Supply Agreement, effective March 31, 2021 by and between the Registrant and Catalent Pharma Solutions, LLC.	10-Q	001-35068	10.1	08/16/2021

10.15§#	License and Commercialization Agreement (DZUVEO), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.1	11/15/2021

10.16§#	License and Commercialization Agreement (PFS), dated July 14, 2021, between the Registrant and Laboratoire Aguettant.	10-Q	001-35068	10.2	11/15/2021

10.17	Contingent Value Rights Agreement, dated as of January 7, 2022, by and among the Registrant, James Wilkie, solely in his capacity as the representative of the Lowell stockholders and option holders, and Computershare Inc., and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, collectively as Rights Agent.	8-K	001-35068	10.1	01/12/2022

10.18	Form of Securities Purchase Agreement, by and among the Registrant and entities affiliated with Nantahala Management, LLC, dated as of January 17, 2024.	8-K	001-35068	10.1	01/22/2024

10.19	Form of Registration Rights Agreement, between the Registrant and the Purchasers, dated as of January 17, 2024.	8-K	001-35068	10.3	01/22/2024

10.20	Form of Amendment No. 1 to Securities Purchase Agreement, dated September 30, 2024, by and among Talphera, Inc. and entities affiliated with Nantahala Management, LLC.	8-K	001-35068	10.1	10/01/2024

10.21	Form of Securities Purchase Agreement, between the Registrant and the Purchasers, dated as of March 31, 2025.	8-K	001-35068	10.1	04/02/2025

10.22	Form of Registration Rights Agreement, between the Registrant and the Purchasers, dated as of March 31, 2025.	8-K	001-35068	10.2	04/02/2025

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.23	Form of Securities Purchase Agreement, between the Registrant and the Purchasers, dated as of September 7, 2025.	8-K	001-35068	10.1	09/10/2025

10.24	Form of Securities Purchase Agreement, between the Registrant and CorMedix, Inc., dated as of September 7, 2025.	8-K	001-35068	10.2	09/10/2025

10.25	Form of Registration Rights Agreement, between the Registrant and the Purchasers, dated as of September 7, 2025.	8-K	001-35068	10.3	09/10/2025

10.26	Form of Series A common stock warrant (July 2023).	8-K	001-35068	10.3	07/21/2023

10.27	Form of Series B common stock warrant (July 2023).	8-K	001-35068	10.4	07/21/2023

10.28	Form of Pre-Funded Warrant (July 2023).	8-K	001-35068	10.5	07/21/2023

10.29	Form of placement agent Series A common stock warrant (July 2023).	8-K	001-35068	10.6	07/21/2023

10.30	Form of placement agent Series B common stock warrant (July 2023).	8-K	001-35068	10.7	07/21/2023

10.31	Form of Pre-Funded Warrant (January 2024).	8-K	001-35068	10.4	01/22/2024

10.32	Form of Pre-Funded Warrant (April 2025).	8-K	001-35068	10.3	04/02/2025

10.33	Form of Pre-Funded Warrant (September 2025).	8-K	001-35068	10.4	09/10/2025

19	Talphera, Inc. Insider Trading Policy.	10-K	001-35068	10.1	03/31/2025

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97+	Talphera, Inc. Incentive Compensation Recoupment Policy.	10-K	001-35068	97	3/6/2024

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

+	Indicates management contract or compensatory plan.
#	Material in the exhibit marked with an “[*]” has been omitted because it is confidential, not material, and would be competitively harmful if publicly disclosed.

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

Date: March 23, 2026	Talphera, Inc.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vincent J. Angotti	Chief Executive Officer and Director	March 23, 2026
Vincent J. Angotti	(Principal Executive Officer)

/s/ Raffi Asadorian	Chief Financial Officer	March 23, 2026
Raffi Asadorian	(Principal Financial and Accounting Officer)

/s/ Adrian Adams	Chairman	March 23, 2026
Adrian Adams

/s/ Marina Bozilenko	Director	March 23, 2026
Marina Bozilenko

/s/ Jill Broadfoot	Director	March 23, 2026
Jill Broadfoot

/s/ Stephen J. Hoffman, Ph.D., M.D.	Director	March 23, 2026
Stephen J. Hoffman, Ph.D., M.D.

/s/ Abhinav Jain	Director	March 23, 2026
Abhinav Jain

/s/ Joseph Todisco	Director	March 23, 2026
Joseph Todisco

/s/ Mark Wan	Director	March 23, 2026
Mark Wan

TALPHERA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Talphera, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Talphera, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Walnut Creek, California

March 23, 2026

Talphera, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$5,894	$8,863
Short-term investments	14,487	—
Prepaid expenses and other current assets	519	554
Total current assets	20,900	9,417
In-process research and development asset	8,819	8,819
Total assets	$29,719	$18,236

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$544	$670
Accrued and other liabilities	2,615	1,254
Liabilities of discontinued operations, current portion	650	723
Total current liabilities	3,809	2,647
Warrant liability	2,376	1,061
Liability related to the sale of future payments	6,499	6,527
Total liabilities	12,684	10,235

Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of December 31, 2025 and 2024; 49,328,097 and 17,029,469 shares issued and outstanding as of December 31, 2025 and 2024, respectively	49	17
Additional paid-in capital	488,506	465,214
Accumulated deficit	(471,520)	(457,230)
Total stockholders’ equity	17,035	8,001
Total Liabilities and Stockholders’ Equity	$29,719	$18,236

See notes to consolidated financial statements.

Talphera, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$28	$—
Operating costs and expenses:
Research and development	6,033	6,718
Selling, general and administrative	7,479	8,534
Total operating costs and expenses	13,512	15,252
Loss from operations	(13,484)	(15,252)
Other (expense) income, net:
Interest income and other income, net	436	679
Gain on sale of future payments	—	1,246
(Loss) gain on change in fair value of warrant liability	(1,315)	717
Non-cash interest expense on liability related to the sale of future payments	—	(394)
Total other (expense) income, net	(879)	2,248
Net loss from continuing operations	(14,363)	(13,004)
Net income from discontinued operations – See Note 3	73	—
Net loss	$(14,290)	$(13,004)
Net loss per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.34)	$(0.50)
Basic and diluted, discontinued operations	$0.00	$0.00
Basic and diluted loss per share	$(0.34)	$(0.50)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 11	42,410,711	25,845,639

See notes to consolidated financial statements.

Talphera, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Total
			Paid-in	Accumulated	Stockholders’
	Common Stock		Capital	Deficit	Equity
	Shares	Amount
Balance as of December 31, 2023	16,952,519	$17	$458,314	$(444,226)	$14,105
Stock-based compensation	—	—	989	—	989
Net proceeds from issuance of pre-funded warrants in connection with private placement offering	—	—	5,884	—	5,884
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	27,435	—	(17)	—	(17)
Issuance of common stock upon ESPP purchases	49,515	—	44	—	44
Net loss	—	—	—	(13,004)	(13,004)
Balance as of December 31, 2024	17,029,469	17	465,214	(457,230)	8,001
Stock-based compensation	—	—	699	—	699
Net proceeds from issuance of common stock and pre-funded warrants in connection with private placement offerings	32,169,847	32	22,575	—	22,607
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	61,715	—	(21)	—	(21)
Issuance of common stock upon exercise of stock options and ESPP purchases	67,066	—	39	—	39
Net loss	—	—	—	(14,290)	(14,290)
Balance as of December 31, 2025	49,328,097	$49	$488,506	$(471,520)	$17,035

See notes to consolidated financial statements.

Talphera, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,290)	$(13,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash revenue related to the sale of future payments	(28)	—
Non-cash interest expense on the liability related to the sale of future payments	—	394
Net amortization of discount on short-term investments	(142)	(121)
Stock-based compensation	699	989
Revaluation of warrant liability	1,315	(717)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	35	1,641
Accounts payable	(208)	(671)
Accrued liabilities	1,255	(1,194)
Net cash used in operating activities	(11,364)	(12,683)
Cash flows from investing activities:
Purchase of investments	(17,815)	(4,979)
Proceeds from sale of investments	10	—
Proceeds from maturities of investments	3,460	8,760
Net cash (used in) provided by investing activities	(14,345)	3,781
Cash flows from financing activities:
Gross proceeds from the sale of future payments	—	6,654
Issuance costs related to the sale of future payments	—	(521)
Net proceeds from the issuance of common stock and pre-funded warrants in connections with private placement offerings	22,723	5,884
Net proceeds from issuance of common stock through equity plans	17	27
Net cash provided by financing activities	22,740	12,044
Net change in cash and cash equivalents	(2,969)	3,142
Cash and cash equivalents—Beginning of period	8,863	5,721
Cash and cash equivalents—End of period	$5,894	$8,863
Noncash Investing and Financing Activities:
Equity issuance costs from warrant modification	$—	$251
Offering costs in accounts payable and accrued liabilities	$116	$—

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

Talphera is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. The Company’s product development portfolio features Niyad (a regional anticoagulant for the dialysis circuit). All resources are currently focused on developing Niyad. LTX-608 is a nafamostat formulation for direct IV infusion that the Company may develop for one or more of the following indications: disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment. There are two ready-to-use pre-filled syringe product candidates that have been explored but are being evaluated for discontinuation.

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

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Laboratoire Aguettant, or Aguettant, pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe for injection (Fedsyra), and (ii) a phenylephrine PFS for injection. Aguettant will supply the Company with the products for use in commercialization, if they are approved in the U.S. This agreement is currently being evaluated for potential termination given the competitive environment for these product candidates.

Liquidity and Going Concern

The consolidated financial statements for the year ended December 31, 2025, were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Annual Report on Form 10-K is filed with the United States Securities and Exchange Commission, or the SEC.

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

The Company relies on a single contract development and manufacturing organization, or CDMO, for the active ingredient (nafamostat) for Niyad and a second single contract manufacturer for the finished Niyad product.

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

No impairment losses were recorded on the IPR&D asset during the years ended December 31, 2025 or 2024.

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

Sale of Future Payments

On January 12, 2024, the Company entered into the Purchase Agreement with XOMA to monetize a portion of its future payments for commercial sales of DSUVIA and services performed by the Company to support sales of DSUVIA to the Department of Defense, or DoD, by Alora under the Marketing Agreement, and sales milestones under the DSUVIA Agreement. Refer to Note 6, “Sale of Future Payments” for further details on the Purchase Agreement.

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

The Company applies the two-class method to compute basic and, if more dilutive than other methods, diluted net income or loss per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders (including pre-funded warrants). Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration and are exercisable after the original issuance date. In addition, the Company is required to calculate diluted net income or loss per share under the two-class method if the effect is more dilutive than the application of another dilutive method of calculating diluted EPS (i.e., the treasury stock, if-converted, or contingently issuable share method). In periods where there is a net loss, no allocation of undistributed net loss to participating securities is performed if the holders of these securities are not contractually obligated to participate in the Company’s losses. The Company’s participating securities include the November 2021 Financing Warrants, December 2022 Common Stock Warrants, the July 2023 Series A and Series B common stock warrants, and the placement agent July 2023 Series A and Series B common stock warrants (see Note 8, “Stockholders’ Equity” and Note 9, “Warrants”).

For additional information regarding the net loss per share, see Note 11, “Net Loss per Share of Common Stock”.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standard Update, or ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The Company has adopted ASU 2023-09 for its period beginning January 1, 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements (see Note 14, “Income Taxes”).

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

As of December 31, 2025 and 2024, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash, cash equivalents and short-term investments (in thousands):

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$414	$—	$—	$414
Money market funds	2,521	—	—	2,521
U.S. government agency securities	2,959	—	—	2,959
Total cash and cash equivalents	5,894	—	—	5,894
Short-term investments:
U.S. government agency securities	14,487	—	—	14,487
Total short-term investments	14,487	—	—	14,487
Total cash, cash equivalents and short-term investments	$20,381	$—	$—	$20,381

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$364	$—	$—	$364
Money market funds	2,632	—	—	2,632
U.S. government agency securities	5,867	—	—	5,867
Total cash and cash equivalents	$8,863	$—	$—	$8,863

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the years ended December 31, 2025 or 2024. As such, the Company did not record a credit allowance for the year ended December 31, 2025 or 2024.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of December 31, 2025 and December 31, 2024, the Company held, in addition to Level I and II assets, a warrant liability related to the December 2022 Common Stock Warrants. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets by level within the fair value hierarchy (in thousands):

	As of December 31, 2025
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,521	$2,521	$—	$—
U.S. government agency securities	17,446	—	17,446	—
Total assets measured at fair value	$19,967	$2,521	$17,446	$—
Liabilities
Warrant liability	$2,376	$—	$—	$2,376
Total liabilities measured at fair value	$2,376	$—	$—	$2,376

	As of December 31, 2024
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,632	$2,632	$—	$—
U.S. government agency securities	5,867	—	5,867	—
Total assets measured at fair value	$8,499	$2,632	$5,867	$—
Liabilities
Warrant liability	$1,061	$—	$—	$1,061
Total liabilities measured at fair value	$1,061	$—	$—	$1,061

The following table sets forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Fair value—beginning of period	$1,061	$1,778
Change in fair value of December 2022 Common Stock Warrants	1,315	(717)
Fair value—end of period	$2,376	$1,061

At December 31, 2025, the December 2022 Common Stock Warrants were valued at approximately $2.4 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $1.14 per share, expected life of 3 years, volatility of 96.23%, a risk-free rate of 3.55% and 0% expected dividend yield.

At December 31, 2024, the December 2022 Common Stock Warrants were valued at approximately $1.1 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.5241 per share, expected life of 4 years, volatility of 100.81%, a risk-free rate of 4.33% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the years ended December 31, 2025 or 2024.

3. Discontinued Operations

DSUVIA Agreement

On March 12, 2023, the Company entered into an Asset Purchase Agreement, or the DSUVIA Agreement, with Vertical Pharmaceuticals, LLC, a wholly owned subsidiary of Alora Pharmaceuticals, LLC, or Alora, for Alora’s acquisition of all assets related to DSUVIA, including inventories, equipment and intellectual property in exchange for consideration at closing of $1.1 million, a 15% payment on commercial sales of DSUVIA, 75% payment on sales of DSUVIA to the Department of Defense and up to $116.5 million in sales-based milestones. The closing of the DSUVIA Agreement occurred on April 3, 2023.

The closing of the DSUVIA Agreement included an ongoing marketing agreement, or the Marketing Agreement, pursuant to which the Company has the exclusive right to market and offer DSUVIA for sale to the DoD and Alora will pay to the Company 75% of net sales of DSUVIA sold to the DoD, subject to adjustment in certain circumstances.

The Company’s DSUVIA business met the definition of a discontinued operation as of March 31, 2023. Accordingly, the liabilities associated with these operations have been classified as liabilities of discontinued operations in the consolidated balance sheets at December 31, 2025 and 2024. There were no assets of discontinued operations at December 31, 2025 or 2024. The operations and cash flows of the DSUVIA business are presented as discontinued for all periods presented.

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

	December 31, 2025	December 31, 2024
Accrued liabilities	$650	$723
Total current liabilities of discontinued operations	650	723
Net liabilities of discontinued operations	$(650)	$(723)

In October 2024, Alora notified the Company that they had discontinued their DSUVIA sales efforts on behalf of non-DoD customers. The Company was also notified in 2025 that Alora submitted a letter to the FDA to request the withdrawal of the DSUVIA NDA. For additional information, see Note 6, “Sale of Future Payments”.

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

The carrying value of the IPR&D asset is $8.8 million at December 31, 2025 and 2024. Contingent consideration of up to $26.0 million associated with the Merger Agreement, payable in cash or stock at the Company’s option, was not included in the initial cost of the assets purchased as the contingent consideration is contingent upon events that are outside the Company’s control, such as regulatory approvals and issuance of patents, which are not considered probable until notification is received. However, upon achievement or anticipated achievement of each milestone, the Company shall recognize the related, appropriate payment as an additional cost of the acquired IPR&D asset. As of December 31, 2025, none of the contingent events have occurred.

5. In-License Agreement

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Aguettant pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe for injection (Fedsyra), and (ii) a phenylephrine pre-filled syringe for injection. Aguettant will supply the Company with the products for use in commercialization if they are approved in the United States.

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

The Company will purchase each product from Aguettant at an agreed price, or the PFS Purchase Price, subject to adjustment. The Company will also make revenue share payments that, combined with the PFS Purchase Price, will range from 40% to 45% of net sales in the United States. The Company and Aguettant will agree on minimum sales obligations twelve (12) months prior to the launch of each product. The Company has the right to grant sublicenses to its affiliates or, with the prior approval of Aguettant, third parties, subject to certain limitations. As of December 31, 2025, there have been no payments by the Company to Aguettant under the PFS Agreement.

The Company is currently evaluating whether to discontinue the agreement with Aguettant given the other FDA approved pre-filled syringe products on the market and the principal focus of the Company’s resources on its nafamostat product candidates.

6. Sale of Future Payments

In January 2024, the Company and XOMA entered into the Purchase Agreement for the sale by the Company to XOMA, in exchange for $8.0 million, of the Company’s right, title and interest in and to certain amounts payable to the Company, or collectively, the Purchased Receivables, pursuant to the DSUVIA Agreement in respect of net sales of the Product, excluding sales of the Product outside the United States by Laboratoire Aguettant, or Aguettant.

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

As the payments are remitted to XOMA, the liability will be effectively repaid over the life of the agreement. In order to determine the amortization of the liability related to the sale of future payments, the Company is required to estimate the total amount of future payments to XOMA over the life of the Purchase Agreement. In October 2024, Alora notified the Company that they had discontinued their DSUVIA sales efforts to non-DoD customers. The Company was also notified in 2025 that Alora submitted a letter to the FDA to request the withdrawal of the DSUVIA NDA. While the Company has continued its efforts to facilitate sales of the remaining DSUVIA inventory held by Alora to the DoD, it has not obtained any orders from the DoD to purchase the remaining product available. If there are no orders for DSUVIA purchases from the DoD the Company expects that Alora will destroy the remaining DSUVIA inventory. The Company attempted to facilitate a longer-term supply arrangement for DSUVIA but was unsuccessful and does not believe there are any prospective parties currently interested in producing DSUVIA for commercial or DoD use. As a result, the Company estimates that future payments under the Purchase Agreement will be less than the proceeds from the sale of such future payments. Accordingly, the Company will not recognize any related non-cash interest expense. When the expected payments under the sale of future payments are lower than the gross proceeds of $6.6 million received, the Company defers recognition of any probable contingent gain until the Company has met its obligations under the liability related to the sale of future payments. For the year ended December 31, 2025, the estimated effective interest rate under the agreement was approximately 0%.

The Company recognized de minimus non-cash revenue and did not recognize any non-cash interest expense for the year ended December 31, 2025. For the year ended December 31, 2024, the Company did not recognize any non-cash revenue and recognized non-cash interest expense of approximately $0.4 million. The interest and amortization of issuance costs are reflected as non-cash interest expense for the sale of future payments in the consolidated statements of operations.

The following table shows the activity within the liability account (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Liability related to sale of future payments — beginning balance	$6,527	$—
Proceeds from sale of future payments, net of issuance costs	—	6,133
Non-cash revenue	(28)	—
Non-cash interest expense recognized	—	394
Liability related to sale of future payments as of December 31, 2025	$6,499	$6,527

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

8. Stockholders’ Equity

The Company is authorized to issue two classes of stock to be designated, respectively, as “Common Stock” and “Preferred Stock.” The total number of shares which the Company is authorized to issue is 210,000,000 shares, and includes 200,000,000 shares of Common Stock, each having a par value of $0.001, and 10,000,000 shares of Preferred Stock, each having a par value of $0.001. Each outstanding share of Common Stock entitles the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote. The rights, preferences and privileges of the holders of Common Stock are subject to and may be adversely affected by the rights of the holders of shares of any series of Preferred Stock that we may designate in the future. As of December 31, 2025 and 2024, there are no shares of Preferred Stock issued and outstanding.

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

At the first closing of the private placement on September 10, 2025, the Company issued and sold to the September 2025 Purchasers: (i) 25,036,360 shares of common stock at a purchase price of $0.55 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 5,845,455 shares of common stock at a purchase price of $0.549 per share (see Note 9, “Warrants” for additional information). The pre-funded warrants were exercisable immediately following the first closing, subject to beneficial ownership limitations, and have an unlimited term and an exercise price of $0.001 per share. The aggregate gross proceeds to the Company from the first closing of the private placement were approximately $17.0 million, before deducting expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

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

At the first closing of the April 2025 Private Placement, on April 2, 2025, the Company issued and sold to the April 2025 Purchasers: (i) 3,405,118 shares of common stock at a price of $0.586 per share, and (ii) pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 4,999,316 shares of common stock at an exercise price of $0.001 per share (see Note 9, “Warrants” for additional information). The aggregate gross proceeds to the Company from the first closing of the April 2025 Private Placement were approximately $4.9 million, before deducting expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the pre-funded warrants.

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

The terms of the January 2024 Private Placement include:

(i)

the first tranche of the January 2024 Private Placement, which closed on January 22, 2024, resulted in the aggregate gross proceeds to the Company of approximately $6.0 million for pre-funded warrants to purchase up to 7,792,208 shares of Common Stock, excluding the proceeds, if any, from the exercise of the pre-funded warrants issued in such tranche, or the January 2024 Pre-Funded Warrants (see Note 9, “Warrants”).

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

In connection with the January 2024 Private Placement, the Company and the January 2024 Purchasers agreed to amend and restate a portion of the July 2023 Series A common stock warrants and July 2023 Series B common stock warrants outstanding by reducing the exercise price thereunder from $1.11 to $0.77 per share (see Note 9, “Warrants”).

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

In connection with the April 2025 Private Placement released the entities affiliated with Nantahala Management, LLC from their obligations under the Nantahala Agreements related to the second tranche of the January 2024 Private Placement. Accordingly, the second tranche of the January 2024 Private Placement will not be consummated.

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

As of June 16, 2020, no additional awards may be granted under the 2011 Equity Incentive Plan, or the 2011 EIP, although all outstanding stock options and other stock awards previously granted under the 2011 EIP will continue to remain subject to the terms of the 2011 EIP.

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

On October 23, 2025, at the 2025 Annual Meeting of Stockholders of the Company, upon the recommendation of the Company’s Board of Directors, the Company’s stockholders approved an amendment and restatement of the Company’s 2020 Equity Incentive Plan, or the Amended 2020 Plan, to increase the number of authorized shares reserved for issuance thereunder by 1,400,000 shares, subject to adjustment for certain changes in the Company’s capitalization. Accordingly, the aggregate number of shares of the Company’s common stock that may be issued under the Amended 2020 Plan will not exceed the sum of: (i) 4,561,395 shares, and (ii) up to 744,608 shares subject to outstanding awards granted under the 2011 Equity Incentive Plan that may become available for issuance under the Amended 2020 Plan, as such shares become available from time to time.

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

On October 23, 2025, at the 2025 Annual Meeting of Stockholders of the Company, upon the recommendation of the Company’s Board of Directors, the Company’s stockholders approved an amendment and restatement of the Company’s 2011 Employee Stock Purchase Plan, or the Amended 2011 ESPP, to increase the number of authorized shares reserved for issuance thereunder by 100,000 shares, subject to adjustment for certain changes in the Company’s capitalization. Accordingly, the aggregate number of shares of the Company’s common stock that may now be issued under the Amended 2011 ESPP is 445,000.

9. Warrants

The activity related to warrants during the years ended December 31, 2025 and 2024, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at January 1, 2024	21,682,049	$1.40
Granted	7,792,208	$0.001
Outstanding at December 31, 2024	29,474,257	$0.96
Granted	12,551,255	$0.001
Exercised	(2,706,484)	$0.001
Outstanding at December 31, 2025	39,319,028	$0.72
Exercisable at December 31, 2025	39,319,028	$0.72

At December 31, 2025, the range of exercise prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding		Warrants Exercisable
Warrant Exercise Price	Number of Warrants	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$0.001	19,053,452	Unlimited	19,053,452	$0.001
$0.77	5,882,356	2.55	5,882,356	$0.77
$1.11	8,904,688	2.55	8,904,688	$1.11
$1.70	367,647	2.55	367,647	$1.70
$2.07	4,977,052	3.00	4,977,052	$2.07
$20.00	125,000	0.87	125,000	$20.00
$56.60	8,833	3.41	8,833	$56.60
Total	39,319,028	2.65	39,319,028	$0.72

2025 Pre-Funded Warrants

In September 2025, the Company issued and sold pre-funded warrants to purchase up to an aggregate of 5,845,455 shares of common stock to the September 2025 Purchasers at a purchase price of $0.549 per share and an exercise price of $0.001 per share (see Note 8, “Stockholders’ Equity” for additional information). The pre-funded warrants were exercisable immediately, subject to beneficial ownership restrictions, and have an unlimited term. In November 2025, 1,000,000 of these pre-funded warrants were exercised.

In April 2025, the Company issued and sold pre-funded warrants to purchase up to an aggregate of 4,999,316 shares of common stock to the April 2025 Purchasers at a purchase price of $0.585 per share and an exercise price of $0.001 per share (see Note 8, “Stockholders’ Equity” for additional information). The pre-funded warrants were exercisable immediately, subject to beneficial ownership restrictions, and have an unlimited term.

All the pre-funded warrants issued by the Company in April and September 2025 were classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration and are fully vested and are exercisable after their original issuance date. The pre-funded warrants may participate with common shareholders in dividends or other distributions.

In October 2025, the Company issued and sold additional pre-funded warrants to purchase up to an aggregate of 1,706,484 shares of common stock at a purchase price of $0.585 per share and an exercise price of $0.001 per share, to certain April 2025 Purchasers that elected to waive the April 2025 Private Placement milestone requirements for the second and third closings. The pre-funded warrants were exercisable immediately, subject to beneficial ownership restrictions, and have an unlimited term. In October 2025, the 1,706,484 pre-funded warrants were exercised in full.

As of December 31, 2025, there were 4,999,316 pre-funded warrants outstanding in connection with the April 2025 Private Placement and 4,845,455 pre-funded warrants outstanding in connection with the September 2025 Private Placement.

January 2024 Pre-Funded Warrants and Amendment of Prior Warrants

On January 17, 2024, the Company issued the January 2024 Pre-Funded Warrants to purchase up to an aggregate of 7,792,208 shares of Common Stock in the first tranche of the two-tranche January 2024 Private Placement (see Note 8, “Stockholders’ Equity”). The January 2024 Pre-Funded Warrants were exercisable immediately following the closing date of the first tranche of the January 2024 Private Placement, or January 22, 2024, and have an unlimited term and an exercise price of $0.001 per share.

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

None of the January 2024 Pre-Funded Warrants have been exercised and all remained outstanding as of December 31, 2025.

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

The placement agent July 2023 Series A and Series B Common Stock Warrants (see Note 8, “Stockholders’ Equity”) have the same terms as the July 2023 Series A and Series B Common Stock Warrants, except such warrants do not have a Black Scholes provision in the event of a fundamental transaction and the exercise price of such warrants is $1.70 per share, which is 125% of the combined offering price per share. The Company concluded that the placement agent July 2023 Series A and Series B Common Stock Warrants are freestanding equity-linked derivative instruments that met the criteria for equity classification. The placement agent July 2023 Series A and Series B Common Stock Warrants were valued at approximately $0.3 million, using the Black-Scholes option pricing model as follows: exercise price of $1.70 per share, stock price of $1.07 per share, expected life of 5 years, volatility of 94.3%, a risk-free rate of 4.08% and 0% expected dividend yield.

As of December 31, 2025, none of the July 2023 Series A and Series B common stock warrants nor the placement agent July 2023 Series A and Series B common stock warrants had been exercised and all were still outstanding, while 595,883 of the July 2023 Pre-Funded Warrants had been exercised, and 1,416,473 remained outstanding as of December 31, 2025.

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

As of December 31, 2025, none of the 4,227,052 December 2022 Common Stock Warrants had been exercised and all remained outstanding, while all of the 2,632,898 December 2022 Pre-Funded Warrants had been exercised in full and none remained outstanding at December 31, 2025.

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

As of December 31, 2025, the August 2022 LPC Warrant had not been exercised and was still outstanding.

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

As of December 31, 2025, none of the November 2021 Financing Warrants had been exercised and all remained outstanding.

Loan Agreement Warrants

In connection with the Loan Agreement, on May 30, 2019, the Company issued warrants to Oxford Finance LLC, or the Lender, which are exercisable for an aggregate of 8,833 shares of the Company’s common stock with a per share exercise price of $56.60, or the Loan Agreement Warrants. The Loan Agreement Warrants may be exercised on a cashless basis. The Loan Agreement Warrants are exercisable for a term beginning on the date of issuance and ending on the earlier to occur of ten years from the date of issuance or the consummation of certain acquisitions of the Company as set forth in the Loan Agreement Warrants. The number of shares for which the Loan Agreement Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Loan Agreement Warrants. The Loan Agreement Warrants have been classified within stockholders’ equity and accounted for as a discount to the loan by allocating the gross proceeds on a relative fair value basis.

As of December 31, 2025, none of the Loan Agreement Warrants had been exercised and all remained outstanding.

10. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, stock awards and the Amended ESPP as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$246	$375
Selling, general and administrative	453	614
Total	$699	$989

In the year ended December 31, 2025, there were 53,066 shares issued under the Amended ESPP. The weighted average fair value of shares issued under the Amended ESPP in 2025 and 2024 was $0.47 and $0.88 per share, respectively. As of December 31, 2025, there were 212,831 shares available for future grant under the Amended ESPP.

The following table summarizes restricted stock unit activity under the Company’s Equity Incentive Plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2024	86,232	$7.57
Granted	176,768	1.03
Vested	(42,525)	11.31
Forfeited	(7,552)	2.03
Restricted stock units outstanding, December 31, 2024	212,923	$1.59
Granted	158,966	0.69
Vested	(93,606)	2.18
Forfeited	(5,088)	0.80
Restricted stock units outstanding, December 31, 2025	273,195	$0.88

The following table summarizes stock option activity under the Company’s Equity Incentive Plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2024	893,321	$33.41
Granted	1,053,612	1.03
Forfeited	(41,156)	1.75
Expired	(118,877)	71.96
January 1, 2025	1,786,900	$12.48
Granted	919,781	0.70
Exercised	(14,000)	1.03
Forfeited	(32,561)	0.93
Expired	(49,643)	49.11
December 31, 2025	2,610,477	$7.84	7.6	$519

Vested and exercisable options—December 31, 2025	1,122,077	$17.06	6.0	$72
Vested and expected to vest—December 31, 2025	2,610,477	$7.84	7.6	$519

As of December 31, 2025, there were 1,954,964 shares available for future grant under the 2020 EIP.

Additional information regarding the Company’s stock options outstanding and vested and exercisable as of December 31, 2025, is summarized below:

	Options Outstanding			Options Vested and Exercisable
Exercise Prices	Number of Stock Options Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price per Share	Shares Subject to Stock Options	Weighted-Average Exercise Price per Share
$0.58 - $0.89	812,073	9.1	$0.62	102,673	$0.84
$0.91 - $1.37	1,104,289	8.5	$1.06	399,937	$1.04
$1.76 - $2.64	244,272	7.1	$1.76	173,021	$1.76
$4.62 - $6.93	10,850	6.5	$4.62	10,850	$4.62
$8.03 - $12.05	82,079	6.1	$8.07	78,682	$8.07
$14.40 - $21.60	9,083	4.3	$16.40	9,083	$16.40
$22.40 - $33.60	11,700	5.1	$28.62	11,700	$28.62
$34,40 - $51.60	192,319	3.1	$41.80	192,319	$41.80
$57.40 - $86.10	143,812	0.9	$63.48	143,812	$63.48
	2,610,477	7.6	$7.84	1,122,077	$17.06

The weighted average grant-date fair value of options granted during the years ended December 31, 2025 and 2024, was $0.56 and $0.84 per share, respectively. As of December 31, 2025, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.0 million which is expected to be recognized over a weighted-average period of 2.2 years. The grant date fair value of options vested during the years ended December 31, 2025 and 2024, was $0.7 million and $2.0 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2025 was de minimus. There were no options exercised during the year ended December 31, 2024. In addition, the performance-based stock options granted in March 2021 to certain of the Company’s executive officers remained unvested and expired during the year ended December 31, 2024.

The Company used the following assumptions to calculate the fair value of each time-based stock option:

	Year Ended December 31,
	2025	2024
Expected term (in years)	6.7	6.5
Risk-free interest rate	3.8% - 4.0%	4.1% - 4.5%
Expected volatility	95%	98%
Expected dividend rate	0%	0%

11. Net Loss per Share of Common Stock

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

Given that the Company’s participating securities do not have a contractual obligation to share in the Company’s losses, net loss for the years ended December 31, 2025 and 2024, was attributed entirely to common stockholders. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the Company’s September 2025, April 2025, January 2024, and July 2023 Pre-Funded Warrants issued with de minimis exercise prices of $0.001 per share, are considered outstanding common shares which are included in the calculation of basic and diluted net income (loss) per share in all circumstances.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024
RSUs and stock options to purchase common stock	2,883,672	1,999,823
Common stock warrants	20,265,576	20,265,576

In addition, the shares contingently issuable in connection with the Merger Agreement, as described in Note 4, “Asset Acquisition”, have also been excluded from the computation of diluted net loss per share of common stock for the periods presented because the contingencies for issuance of these shares have not been met.

12. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation and employee benefits	$1,392	$880
Clinical trial accruals	1,077	24
Accrued professional services	112	60
Other accrued liabilities	34	290
Total accrued liabilities	$2,615	$1,254

13. 401(k) Plan

The Company sponsors a 401(k) plan that stipulates that eligible employees can elect to contribute to the 401(k) plan, subject to certain limitations. Pursuant to the 401(k) plan, the Company makes a matching contribution of up to 4% of the related compensation. Under the vesting schedule, employees have ownership in the matching employer contributions based on the number of years of vesting service completed. Company contributions were $0.1 million for the year ended December 31, 2025 and $0.2 million for the year ended December 31, 2024.

14. Income Taxes

The Company did not accrue or pay any income taxes in the years ended December 31, 2025 or 2024.

Net deferred tax assets as of December 31, 2025 and 2024, consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Accruals and other	$1,854	$1,347
Research credits	3,006	8,379
Net operating loss carryforward	63,733	90,142
Section 59(e) R&D expenditures	2,763	1,136
Section 174 R&D expenditures	1,780	2,446
XOMA royalty	1,819	1,371
Total deferred tax assets	74,955	104,821
Deferred tax liabilities:
IP from acquisition	(2,468)	(1,852)
Total deferred tax liabilities	(2,468)	(1,852)
Valuation allowance	(72,487)	(102,969)
Net deferred tax assets	$—	$—

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures prospectively, as disclosed in Note 1. The following is a reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the year ended December 31, 2025, in accordance with the new disclosure requirements (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
Tax at statutory federal rate	$(3,001)	21%
State tax—net of federal benefit	-	0%
Research credits	(93)	1%
Stock options	266	(2)%
Other	(89)	1%
Change in valuation allowance	(24,439)	171%
Revaluation of put option liability	276	(2)%
Expiration of NOL’s/credits due to ownership change	27,080	(190)%
Provision for income taxes	$-	0%

The following is a reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands):

Year Ended December 31, 2024
Tax at statutory federal rate	$(2,731)
State tax—net of federal benefit	55
Research credits	(363)
Stock options	319
Other	10
Change in valuation allowance	2,860
Revaluation of put option liability	(150)
Expiration of NOL’s/credits due to ownership change	—
Provision for income taxes	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $30.5 million and increased by $2.9 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company had federal net operating loss carryforwards of $295.9 million, of which $12.7 million federal net operating losses generated before January 1, 2018, will begin to expire in 2029. Federal net operating losses of $283.2 million generated from 2018 to 2025, will carryforward indefinitely but are subject to the 80% taxable income limitation. As of December 31, 2025, the Company had state net operating loss carryforwards of $23.0 million, which begin to expire in 2028.

As of December 31, 2025, the Company had federal research credit carryovers of $0.1 million, which begin to expire in 2045. As of December 31, 2025, the Company had state research credit carryovers of $4.9 million, which will carryforward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research credits, to offset its post-change income may be limited. Based on an analysis performed by the Company as of December 31, 2025, an ownership change occurred September 10, 2025. The ownership change results in an annual limitation of approximately $1.7 million for the first five years after the change, and a limitation of approximately $0.6 million thereafter for federal net operating loss carryforwards, and a limitation of approximately $0.6 million annually for California net operating loss carryforwards. As a result of the change, approximately $102.2 million in federal net operating loss carryforwards approximately $119.6 million of California net operating loss carryforwards, and approximately $7.5 million of federal research and development credit carryforwards will expire unutilized.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2025 and 2024, is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Unrecognized benefit—beginning of period	$3,031	$2,835
Gross decrease—NOL’s/credits limitation	(1,753)	—
Gross increases—current period tax positions	97	196
Unrecognized benefit—end of period	$1,375	$3,031

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized.

There were no accrued interest or penalties related to unrecognized tax benefits in the years ended December 31, 2025 or 2024. The Company files income tax returns in the United States, California, and other states. The tax years 2005 through 2014, and 2016 through 2025, remain open in all jurisdictions. The Company is not currently under examination by income tax authorities in U.S. federal, state or foreign jurisdictions. The Company does not anticipate any significant changes within 12 months of this reporting date of its uncertain tax positions.

15. Segment Information

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Year ended
	December 31,
	2025	2024
Revenue	$(28)	$—
Less:
Employee expense (not including stock-based compensation)	5,823	6,212
Development and clinical trial expense	3,227	3,385
Other general and administrative expense(a)	3,666	4,376
Other segment loss (income), net(b)	1,675	(969)
Discontinued operations	(73)	—
Segment and consolidated net loss	$(14,290)	$(13,004)

(a)Other general and administrative expense includes consulting and professional services fees, insurance, facilities and other corporate expenses.

(b)Other segment loss (income), net includes gain on sale of future payments, fair value adjustments to warrant liability, interest income and expense, and stock-based compensation expense and marketing support.

16. Subsequent Event

On March 13, 2026, the third closing of the April 2025 Private Placement took place following the Company’s announcement of the enrollment of 35 patients in the Niyad NEPHRO CRRT study and the achievement of the target price milestone, which resulted in the issuance of: (i) 639,931 shares of common stock, at a price of $0.586 per share, and (ii) pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 6,399,316 shares of common stock at an exercise price of $0.001 per share, and gross proceeds of $4.1 million. There are no additional shares of common stock and/or pre-funded warrants remaining to be sold in connection with the third closing of the April 2025 Private Placement.