Form 10-Q
period 2026-03-31
TALPHERA, INC.
filed 2026-05-13
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 001-35068

TALPHERA, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-2193603
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1850 Gateway Drive, Suite 175

San Mateo, CA 94404

(650) 216-3500

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title ofEach Class	Trading symbol(s)	Name of Each Exchange on Which Registered:

Common Stock, $0.001 par value	TLPH	The Nasdaq Capital Market

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

As of May 7, 2026, the number of outstanding shares of the registrant’s common stock was 51,899,648.

TALPHERA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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

•

our ability to conduct ourselves, or through a contract research organization, clinical trials in a timely and effective manner to advance the development of our product candidates, including our lead nafamostat developmental product candidate, Niyad®;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Talphera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025(1)
Assets
Current Assets:
Cash and cash equivalents	$3,823	$5,894
Short-term investments	17,285	14,487
Prepaid expenses and other current assets	228	519
Total current assets	21,336	20,900
In-process research and development asset	8,819	8,819
Total assets	$30,155	$29,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$927	$544
Accrued and other liabilities	2,448	2,615
Liabilities of discontinued operations	650	650
Total current liabilities	4,025	3,809
Warrant liability	1,153	2,376
Liability related to the sale of future payments	6,499	6,499
Total liabilities	11,677	12,684

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 50,049,824 and 49,328,097 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	50	49
Additional paid-in capital	492,504	488,506
Accumulated deficit	(474,076)	(471,520)
Total stockholders’ equity	18,478	17,035
Total Liabilities and Stockholders’ Equity	$30,155	$29,719

(1)

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

See notes to unaudited condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025

Revenue	$—	$27
Operating costs and expenses:
Research and development	1,650	1,169
Selling, general and administrative	2,298	1,774
Total operating costs and expenses	3,948	2,943
Loss from operations	(3,948)	(2,916)
Other income (expense), net:
Interest income and other income, net	169	69
Gain on change in fair value of warrant liability	1,223	181
Total other income (expense), net	1,392	250
Net loss from continuing operations	(2,556)	(2,666)
Net income from discontinued operations– See Note 3	—	73
Net loss	$(2,556)	$(2,593)
Net (loss) income per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.04)	$(0.10)
Basic and diluted, discontinued operations	$0.00	$0.00
Basic and diluted loss per share	$(0.04)	$(0.10)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 9	69,821,593	26,268,209

See notes to unaudited condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	49,328,097	$49	$488,506	$(471,520)	$17,035
Stock-based compensation	—	—	214	—	214
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	35,004	—	(16)	—	(16)
Net proceeds from issuance of common stock and pre-funded warrants in connection with private placement offerings	639,931	1	3,779	—	3,780
Issuance of common stock upon ESPP purchase	46,792	—	21	—	21
Net loss	—	—	—	(2,556)	(2,556)
Balance as of March 31, 2026	50,049,824	$50	$492,504	$(474,076)	$18,478

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	17,029,469	$17	$465,214	$(457,230)	$8,001
Stock-based compensation	—	—	196	—	196
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	42,523	—	(18)	—	(18)
Issuance of common stock upon ESPP purchase	26,353	—	13	—	13
Net loss	—	—	—	(2,593)	(2,593)
Balance as of March 31, 2025	17,098,345	$17	$465,405	$(459,823)	$5,599

See notes to unaudited condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,556)	$(2,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Net amortization of discount on short-term investments	(84)	—
Stock-based compensation	214	196
Gain on change in fair value of warrant liability	(1,223)	(181)
Changes in operating assets and liabilities:
Accounts receivable	—	(27)
Prepaid expenses and other assets	291	(207)
Accounts payable	210	(345)
Accrued liabilities	(252)	(313)
Net cash used in operating activities	(3,400)	(3,470)
Cash flows from investing activities:
Purchase of investments	(17,239)	—
Proceeds from maturities of investments	14,525	—
Net cash used in investing activities	(2,714)	—
Cash flows from financing activities:
Net proceeds from issuance of common stock and prefunded warrants in private placement offerings	4,038	—
Net proceeds from issuance of common stock through equity plans	5	(5)
Net cash provided by (used in) financing activities	4,043	(5)
Net change in cash and cash equivalents	(2,071)	(3,475)
Cash and cash equivalents—Beginning of period	5,894	8,863
Cash and cash equivalents—End of period	$3,823	$5,388

See notes to unaudited condensed consolidated financial statements.

Talphera, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Talphera is a specialty pharmaceutical company focused on the development and commercialization of innovative therapies for use in medically supervised settings. The Company’s product development portfolio features Niyad® (a regional anticoagulant for the dialysis circuit). All resources are currently focused on developing Niyad. LTX-608 is a nafamostat formulation for direct IV infusion that the Company may develop for one or more of the following indications: disseminated intravascular coagulation, or DIC, acute respiratory distress syndrome, or ARDS, acute pancreatitis, or as an anti-viral treatment. There are two ready-to-use pre-filled syringe product candidates that have been explored but are being evaluated for discontinuation.

On January 7, 2022, the Company acquired Lowell Therapeutics, Inc., or Lowell, a privately held company (see Note 4, “Asset Acquisition” to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K for additional information) and, as a result acquired the Niyad developmental product, a regional anticoagulant for the dialysis circuit during continuous renal replacement therapy for acute kidney injury patients in the hospital, that the Company is studying under an investigational device exemption, or IDE, and for which it has received Breakthrough Device Designation status from the FDA. While not approved for commercial use in the United States, the active drug component of Niyad, nafamostat, has been approved in Japan and South Korea as a regional anticoagulant for the dialysis circuit, disseminated intravascular coagulation, and acute pancreatitis. Niyad is a lyophilized formulation of nafamostat, a broad-spectrum, synthetic serine protease inhibitor, with anticoagulant, anti-inflammatory, and potential anti-viral activities. The second intended indication for Niyad is as a regional anticoagulant for the dialysis circuit for chronic kidney disease patients undergoing intermittent hemodialysis in dialysis centers. In addition, the Company acquired LTX-608, a nafamostat formulation for direct IV infusion.

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Laboratoire Aguettant, or Aguettant, pursuant to which the Company obtained the exclusive right to develop and, subject to FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe for injection (Fedsyra), and (ii) a phenylephrine PFS for injection (see Note 5, “In-License Agreement” to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K for additional information). Aguettant will supply the Company with the products for use in commercialization, if they are approved in the U.S. This agreement is currently being evaluated for potential termination given the competitive environment for these product candidates.

Liquidity and Going Concern

The unaudited condensed consolidated financial statements for the three months ended March 31, 2026 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, and with the rules and regulations of the SEC, related to quarterly reports on Form 10-Q, and accordingly, they do not include all the information and disclosures required by GAAP for annual financial statements. These condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 23, 2026. The unaudited financial information for the interim periods presented herein reflects all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of its financial position and the condensed consolidated results of operations for the periods presented. Results of operations for interim periods covered by this Quarterly Report on Form 10-Q may not necessarily be indicative of results of operations for the full fiscal year or any other interim period.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2026, from those previously disclosed in its 2025 Annual Report on Form 10-K.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements.

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

As of March 31, 2026, and December 31, 2025, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash and cash equivalents and short-term investments (in thousands):

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$563	$—	$—	$563
Money market funds	893	—	—	893
U.S. government agency securities	2,367	—	—	2,367
Total cash and cash equivalents	3,823	—	—	3,823
Short-term investments:
U.S. government agency securities	17,285	—	—	17,285
Total short-term investments	17,285	—	—	17,285
Total cash, cash equivalents and short-term investments	$21,108	$—	$—	$21,108

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$414	$—	$—	$414
Money market funds	2,521	—	—	2,521
U.S. government agency securities	2,959	—	—	2,959
Total cash and cash equivalents	5,894	—	—	5,894
Short-term investments:
U.S. government agency securities	14,487	—	—	14,487
Total short-term investments	14,487	—	—	14,487
Total cash, cash equivalents and short-term investments	$20,381	$—	$—	$20,381

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three months ended March 31, 2026 or the twelve months ended December 31, 2025. As such, the Company did not record a credit allowance for the three months ended March 31, 2026 or the year ended December 31, 2025.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of March 31, 2026 and December 31, 2025, the Company held, in addition to Level II assets, a warrant liability related to the December 2022 Common Stock Warrants. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the unaudited condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of March 31, 2026
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$893	$893	$—	$—
U.S. government agency securities	19,652	—	19,652	—
Total assets measured at fair value	$20,545	$893	$19,652	$—
Liabilities
Warrant liability	$1,153	$—	$—	$1,153
Total liabilities measured at fair value	$1,153	$—	$—	$1,153

	As of December 31, 2025
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,521	$2,521	$—	$—
U.S. government agency securities	17,446	—	17,446	—
Total assets measured at fair value	$19,967	$2,521	$17,446	$—
Liabilities
Warrant liability	$2,376	$—	$—	$2,376
Total liabilities measured at fair value	$2,376	$—	$—	$2,376

The following tables set forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Fair value—beginning of period	$2,376	$1,061
Gain on change in fair value of December 2022 Common Stock Warrants liability	(1,223)	(181)
Fair value—end of period	$1,153	$880

At March 31, 2026, the December 2022 Common Stock Warrants were valued at approximately $1.2 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $0.7469 per share, expected life of 2.75 years, volatility of 94.49%, a risk-free rate of 3.81% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three months ended March 31, 2026, and the year ended December 31, 2025.

3. Discontinued Operations

On March 12, 2023, the Company entered into the Asset Purchase Agreement with Alora Pharmaceuticals, LLC, or Alora, for Alora’s acquisition of all assets related to DSUVIA, including inventories, equipment and intellectual property in exchange for consideration at closing of $1.1 million, a 15% payment on commercial sales of DSUVIA, 75% payment on sales of DSUVIA to the Department of Defense and up to $116.5 million in sales-based milestones, or the DSUVIA Agreement. The transaction closed on April 3, 2023 (see Note 3, “Discontinued Operations” to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K for additional information).

The following table presents the results of the discontinued operations for the three-month period ended March 31, 2026 and March 31, 2025 (in thousands):

	Three months ended
	March 31,
	2026	2025
Change in estimated net liabilities of discontinued operations	$—	$73
Net income from discontinued operations	$—	$73

The following table summarizes the carrying amounts of major classes of liabilities of discontinued operations for each of the periods presented (in thousands).

	March 31, 2026	December 31, 2025
Accrued liabilities	$650	$650
Total current liabilities of discontinued operations	650	650
Net liabilities of discontinued operations	$(650)	$(650)

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

Alora notified the Company in October 2024 that they are discontinuing their DSUVIA sales efforts to non-DoD customers and, in 2025, that they had submitted a letter to the FDA to request the withdrawal of the DSUVIA NDA. As a result, the Company expects payments to XOMA related to the Purchased Receivables will be lower than the gross proceeds of $6.6 million received; however, the Company will defer recognition of any probable contingent gain until it has met its obligations under the Purchase Agreement. The Company did not recognize any non-cash revenue or non-cash interest expense for the three months ended March 31, 2026, and recognized de minimus non-cash payment interest revenue and no non-cash interest expense for the three months ended March 31, 2025.

5. Commitments and Contingencies

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three months ended March 31, 2026.

6. Stockholders’ Equity

April 2025 Private Placement – Third Closing

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

As of March 31, 2026, the Company had incurred $0.3 million in unpaid closing costs related to the third closing of the April 2025 Private Placement.

CorMedix Right of First Negotiation

Pursuant to the securities purchase agreement entered into with CorMedix, Inc., or CorMedix, following the public announcement, or the Public Announcement, by the Company of the achievement of the primary endpoint and topline clinical data and results of the NEPHRO CRRT clinical study for its product candidate Niyad, CorMedix shall have the right for 60 days thereafter, or the Exclusivity Period, to negotiate exclusively with the Company, or the Right of First Negotiation, with respect to an acquisition of 100% of the capital stock and equity interests of the Company, or an Acquisition Transaction. During the Exclusivity Period, the Company agreed that it shall not engage in discussions with any other third party about an Acquisition Transaction, a sale or exclusive license of all or substantially all of the assets of the Company or any similar transaction. If after conducting good faith negotiations during the Exclusivity Period, the parties are unable to reach a definitive agreement with respect to an Acquisition Transaction, the Company will not, for a period of nine months from the date of the Public Announcement, enter into a definitive agreement or binding arrangement with a third party with respect to an Acquisition Transaction or similar transaction on financial terms less favorable (in the good faith determination of the board of directors of the Company) than those offered in writing by CorMedix during the Exclusivity Period (if any) without the written consent of CorMedix, which consent shall not be unreasonably withheld, delayed or conditioned. The Right of First Negotiation shall terminate upon the earlier of: (i) Talphera’s public announcement of the termination of the NEPHRO CRRT clinical study for any reason prior to the achievement of the study’s primary endpoint and (ii) December 31, 2027.

7. Warrants

The activity related to warrants during the three months ended March 31, 2026, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at December 31, 2025	39,319,028	$0.72
Granted	6,399,316	$0.001
Outstanding and exercisable at March 31, 2026	45,718,344	$0.62

April 2025 Pre-Funded Warrants

In March 2026, the Company issued pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 6,399,316 shares of common stock at an exercise price of $0.001 per share, in connection with the third closing of the April 2025 Private Placement (see Note 6, “Stockholders’ Equity” for additional information).

At March 31, 2026, 25,452,768 of the 45,718,344 warrants outstanding and exercisable were pre-funded warrants.

8. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	March 31, 2026	March 31, 2025
Research and development	$64	$77
Selling, general and administrative	150	119
Total	$214	$196

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2026	273,195	$0.88
Granted	250,630	0.81
Vested	(54,760)	1.21
Forfeited	—	—
Restricted stock units outstanding, March 31, 2026	469,065	$0.80

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 19,756 shares of common stock underlying vested RSUs that were withheld during the quarter ended March 31, 2026, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2026	2,610,477	$7.84
Granted	1,450,600	0.81
Forfeited	—	—
Expired	(57,053)	61.23
Exercised	—	—
March 31, 2026	4,004,024	$4.53	8.4	$118
Vested and exercisable options— March 31, 2026	1,141,689	$13.81	6.2	$2
Vested and expected to vest— March 31, 2026	4,004,024	$4.53	8.4	$118

As of March 31, 2026, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.7 million which is expected to be recognized over a weighted-average period of 3 years. As of March 31, 2026, there were 310,787 shares available for grant under the Company’s equity incentive plans and 166,039 shares available for grant under the Amended ESPP.

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

The July 2023 Series A and Series B common stock warrants, the placement agent July 2023 Series A and Series B common stock warrants, the December 2022 Common Stock Warrants, and the November 2021 Financing Warrants are all participating securities which, by definition, entitle the holders thereof to participate in dividends and other distributions of assets by the Company to its holders of common shares as though the holder then held common shares; however, there is no contractual obligation on the part of the warrant holders to participate in the Company’s losses.

Given that the Company’s participating securities do not have a contractual obligation to share in the Company’s losses, net loss for the three months ended March 31, 2026, and the year ended December 31, 2025, was attributed entirely to common stockholders. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the pre-funded warrants issued with de minimis exercise prices of $0.001 per share under the Company’s September 2025, April 2025, January 2024, and July 2023 private placement offerings, are considered outstanding common shares which are included in the calculation of basic and diluted net income (loss) per share in all circumstances.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
RSUs and stock options to purchase common stock	4,473,089	1,921,926
Common stock warrants	20,265,576	20,265,576

In addition, the shares contingently issuable in connection with the Lowell Merger, as described in Note 4, “Asset Acquisition” to the Company’s 2025 Annual Report on Form 10-K, have also been excluded from the computation of diluted net loss per share of common stock for the periods presented because the contingencies for issuance of these shares have not been met.

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended March 31,
	2026	2025
Revenue	$—	$(27)
Employee expense (not including stock-based compensation)	1,635	1,338
Development and clinical trial expense	919	458
Other general and administrative expense(a)	1,076	927
Other segment income, net(b)	(1,074)	(30)
Discontinued operations	—	(73)
Segment and condensed consolidated net loss	$(2,556)	$(2,593)

(a)Other general and administrative expense includes consulting and professional services fees, insurance, facilities and other corporate expenses.

(b)Other segment income, net includes fair value adjustments to warrant liability, interest income, and stock-based compensation expense and marketing support.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Form 10-Q, and with the audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2025, or the Annual Report.

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

The Niyad NEPHRO CRRT registrational trial is ongoing with completion expected in 2026.

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

Our net loss for each of the three-month periods ended March 31, 2026 and 2025, was $2.6 million. As of March 31, 2026, we had an accumulated deficit of $474.1 million compared to $471.5 million at December 31, 2025. As of March 31, 2026, we had cash and cash equivalents and short-term investments totaling $21.1 million compared to $20.4 million as of December 31, 2025.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three months ended March 31, 2026, from those previously disclosed in the Annual Report.

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

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three months ended March 31, 2026 and 2025.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Three Months Ended March 31, 2026 and 2025

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

Below is a summary of our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Research and development expenses	$1,650	$1,169	$481	41%

Research and development expenses increased for the three months ended March 31, 2026, as compared to 2025, primarily due to higher Niyad development expenses, reflecting increased enrollment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for the three months ended March 31, 2026 and 2025, were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Selling, general and administrative expenses	$2,298	$1,774	$524	30%

Selling, general and administrative expenses increased for the three months ended March 31, 2026, as compared to 2025, primarily due to a $0.3 million increase in compensation and related expenses largely due to an increase in estimated bonuses, a $0.1 million increase in consulting fees primarily related to Niyad market research, and a $0.1 million increase in board of director expenses as the board agreed to forego their cash compensation October 1, 2024 through September 30, 2025.

Other Income

Total other income for the three months ended March 31, 2026 and 2025, was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Interest income and other income, net	$169	$69	$100	145%
Gain on change in fair value of warrant liability	1,223	181	1,042	576%
Total other income (expense), net	$1,392	$250	$1,142	457%

Interest income and other income, net, for the three months ended March 31, 2026 and 2025, primarily consisted of interest earned on our investments.

Gain on change in fair value of warrant liability for the three months ended March 31, 2026 included a $1.2 million decrease in the fair value of our warrant liability, as compared to a $0.2 million decrease in the fair value for the first quarter of 2025, primarily due to a decline in stock price in both periods.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 31, 2026, we had cash, cash equivalents and investments totaling $21.1 million, compared to $20.4 million as of December 31, 2025. Our cash and investment balances are held in a variety of interest-bearing instruments. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

To date, we have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2026 and may incur significant losses and negative cash flows from operations in the future. Although we raised additional capital during the three months ended March 31, 2026 through the sale of common stock and pre-funded warrants in the third closing of our April 2025 private placement (see Note 6, “Stockholders’ Equity” and Note 7, “Warrants” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information), considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Quarterly Report on Form 10-Q.

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

Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,400)	$(3,470)
Net cash used in investing activities	(2,714)	—
Net cash provided by (used in) financing activities	4,043	(5)

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

Cash used in operating activities of $3.4 million during the three months ended March 31, 2026, reflected a net loss of $2.6 million, and included an approximate $0.2 million net change in our operating assets and liabilities. Significant non-cash adjustments included $0.2 million in stock-based compensation expense and a $1.2 million decrease in the fair value of our warrant liability. The net change in our operating assets and liabilities was primarily due to a $0.3 million decrease in prepaid expenses and other current assets, a $0.2 million increase in accounts payable and a $0.3 million decrease in accrued liabilities.

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

During the three months ended March 31, 2026, cash used in investing activities of $2.7 million was primarily the net result of $17.2 million in purchases of investments and $14.5 million in proceeds from maturity of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and payments made on debt financings, including the sale of future payments.

During the three months ended March 31, 2026, cash provided by financing activities of $4.0 million was primarily due to cash received from the third closing of the April 2025 private placement.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings relating to intellectual property, commercial, employment and other matters arising in the ordinary course of business. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, results of operations, financial position or cash flows. Please see discussion under the caption “Part I. Financial Information—Item 1. Financial Statements—Note 5, Commitments and Contingencies—Litigation” in this Quarterly Report on Form 10-Q.

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2026, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our or our partners’ ability to sell the products profitably. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. These legislative and/or regulatory changes may negatively impact the reimbursement for our products, following approval. The availability of numerous generic pain medications may also substantially reduce the likelihood of reimbursement for approved products in Europe and elsewhere. The application of user fees to generic drug products may expedite the approval of additional pain medication generic drugs. We would expect that our product candidates will experience pricing pressures in connection with the product sale due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we or our partners fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, there may be difficulty achieving market acceptance of our products and our business will be harmed.

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

In order to maintain our listing on Nasdaq, we are required to comply with the Nasdaq requirements, which includes maintaining a minimum bid price of $1.00. On March 11, 2026, we received a notice from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Rule, because our common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. This notice had no immediate effect on the Nasdaq listing or trading of our common stock.

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

Litigation is subject to inherent uncertainties, and an adverse result in such matters that may arise from time to time could have a material adverse effect on our business, results of operations, and financial condition. Please see Note 5, “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

We are subject to taxation in numerous U.S. federal, state, and local jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability among the jurisdiction in which we operate, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and enactment of new tax laws or changes in the interpretation and application of existing tax laws. New income, sales, use or other tax laws, rules, regulations, or ordinances could be enacted at any time. For example, recent legislation commonly referred to as the One Big Beautiful Bill Act changes how companies can depreciate property, deduct interest expense, and deduct research and development costs. These changes did not have a significant impact on our income taxes in 2025; however, any of these factors could cause us to owe more or less income tax in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.5	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.2	01/09/2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Talphera, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: May 13, 2026	Talphera, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)