Form 10-Q
period 2026-06-30
TALPHERA, INC.
filed 2026-08-12
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

or

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

As of August 5, 2026, the number of outstanding shares of the registrant’s common stock was 51,905,796.

TALPHERA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Talphera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025(1)
Assets
Current Assets:
Cash and cash equivalents	$742	$5,894
Short-term investments	16,334	14,487
Prepaid expenses and other current assets	911	519
Total current assets	17,987	20,900
In-process research and development asset	8,819	8,819
Total assets	$26,806	$29,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$387	$544
Accrued and other liabilities	3,151	2,615
Liabilities of discontinued operations	650	650
Total current liabilities	4,188	3,809
Warrant liability	1,713	2,376
Liability related to the sale of future payments	6,499	6,499
Total liabilities	12,400	12,684

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 51,905,796 and 49,328,097 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	52	49
Additional paid-in capital	492,742	488,506
Accumulated deficit	(478,388)	(471,520)
Total stockholders’ equity	14,406	17,035
Total Liabilities and Stockholders’ Equity	$26,806	$29,719

(1)

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

See notes to unaudited condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$27
Operating costs and expenses:
Research and development	1,690	1,500	3,340	2,669
Selling, general and administrative	2,234	2,193	4,532	3,967
Total operating costs and expenses	3,924	3,693	7,872	6,636
Loss from operations	(3,924)	(3,693)	(7,872)	(6,609)
Other (expense) income, net:
Interest income and other income, net	172	83	341	152
(Loss) gain on change in fair value of warrant liability	(560)	121	663	302
Total other (expense) income, net	(388)	204	1,004	454
Net loss from continuing operations	(4,312)	(3,489)	(6,868)	(6,155)
Net income from discontinued operations – See Note 3	—	—	—	73
Net loss	$(4,312)	$(3,489)	$(6,868)	$(6,082)
Net loss per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.06)	$(0.10)	$(0.09)	$(0.20)
Basic and diluted, discontinued operations	$0.00	$0.00	$0.00	$0.00
``Basic and diluted loss per share	$(0.06)	$(0.10)	$(0.09)	$(0.20)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 9	75,526,900	34,530,377	72,690,007	30,422,117

See notes to unaudited condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	49,328,097	$49	$488,506	$(471,520)	$17,035
Stock-based compensation	—	—	214	—	214
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	35,004	—	(16)	—	(16)
Net proceeds from issuance of common stock and pre-funded warrants in connection with private placement offerings	639,931	1	3,779	—	3,780
Issuance of common stock upon ESPP purchase	46,792	—	21	—	21
Net loss	—	—	—	(2,556)	(2,556)
Balance as of March 31, 2026	50,049,824	$50	$492,504	$(474,076)	$18,478
Stock-based compensation	—	—	243	—	243
Issuance of common stock upon vesting of restricted stock units	30,494	—	(16)	—	(16)
Net proceeds from issuance of common stock and pre-funded warrants in connection with private placement offerings	—	—	13	—	13
Issuance of common stock upon cashless exercise of pre-funded warrants	1,825,478	2	(2)	—	—
Net loss	—	—	—	(4,312)	(4,312)
Balance as of June 30, 2026	51,905,796	$52	$492,742	$(478,388)	$14,406

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	17,029,469	$17	$465,214	$(457,230)	$8,001
Stock-based compensation	—	—	196	—	196
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	42,523	—	(18)	—	(18)
Issuance of common stock upon ESPP purchase	26,353	—	13	—	13
Net loss	—	—	—	(2,593)	(2,593)
Balance as of March 31, 2025	17,098,345	17	465,405	(459,823)	5,599
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	19,192	—	(3)	—	(3)
Net proceeds from issuance of common stock and pre-funded warrants in connection with equity financing	3,405,118	3	4,351	—	4,354
Net loss	—	—	—	(3,489)	(3,489)
Balance as of June 30, 2025	20,522,655	$20	$469,919	$(463,312)	$6,627

See notes to unaudited condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,868)	$(6,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash revenue related to the sale of future payments	—	(27)
Net amortization of discount on short-term investments	(237)	—
Stock-based compensation	457	362
Gain on change in fair value of warrant liability	(663)	(302)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(392)	(352)
Accounts payable	(156)	165
Accrued liabilities	535	(182)
Net cash used in operating activities	(7,324)	(6,418)
Cash flows from investing activities:
Purchase of investments	(17,239)	—
Proceeds from sales and maturities of investments	15,629	—
Net cash used in investing activities	(1,610)	—
Cash flows from financing activities:
Net proceeds from issuance of common stock and prefunded warrants in private placement offerings	3,793	4,354
Net proceeds from issuance of common stock through equity plans	(11)	(8)
Net cash provided by financing activities	3,782	4,346
Net change in cash and cash equivalents	(5,152)	(2,072)
Cash and cash equivalents—Beginning of period	5,894	8,863
Cash and cash equivalents—End of period	$742	$6,791

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

Liquidity and Going Concern

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or the SEC.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the Company’s significant accounting policies during the three and six months ended June 30, 2026, from those previously disclosed in its 2025 Annual Report on Form 10-K.

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

As of June 30, 2026, and December 31, 2025, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash and cash equivalents and short-term investments (in thousands):

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$355	$—	$—	$355
Money market funds	387	—	—	387
Total cash and cash equivalents	742	—	—	742
Short-term investments:
U.S. government agency securities	16,334	—	—	16,334
Total short-term investments	16,334	—	—	16,334
Total cash, cash equivalents and short-term investments	$17,076	$—	$—	$17,076

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$414	$—	$—	$414
Money market funds	2,521	—	—	2,521
U.S. government agency securities	2,959	—	—	2,959
Total cash and cash equivalents	5,894	—	—	5,894
Short-term investments:
U.S. government agency securities	14,487	—	—	14,487
Total short-term investments	14,487	—	—	14,487
Total cash, cash equivalents and short-term investments	$20,381	$—	$—	$20,381

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three and six months ended June 30, 2026 or the twelve months ended December 31, 2025. As such, the Company did not record a credit allowance for the three and six months ended June 30, 2026 or the year ended December 31, 2025.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of June 30, 2026 and December 31, 2025, the Company held, in addition to Level II assets, a warrant liability related to the December 2022 Common Stock Warrants. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the unaudited condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of June 30, 2026
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$387	$387	$—	$—
U.S. government agency securities	16,334	—	16,334	—
Total assets measured at fair value	$16,721	$387	$16,334	$—

Liabilities
Warrant liability	$1,713	$—	$—	$1,713
Total liabilities measured at fair value	$1,713	$—	$—	$1,713

	As of December 31, 2025
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,521	$2,521	$—	$—
U.S. government agency securities	17,446	—	17,446	—
Total assets measured at fair value	$19,967	$2,521	$17,446	$—

Liabilities
Warrant liability	$2,376	$—	$—	$2,376
Total liabilities measured at fair value	$2,376	$—	$—	$2,376

The following tables set forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Fair value—beginning of period	$1,153	$2,376
Loss (gain) on change in fair value of December 2022 Common Stock Warrants liability	560	(663)
Fair value—end of period	$1,713	$1,713

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Fair value—beginning of period	$880	$1,061
Gain on change in fair value of December 2022 Common Stock Warrants liability	(121)	(302)
Fair value—end of period	$759	$759

At June 30, 2026, the December 2022 Common Stock Warrants were valued at approximately $1.7 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $1.03 per share, expected life of 2.5 years, volatility of 92.02%, a risk-free rate of 4.15% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three and six months ended June 30, 2026, and the year ended December 31, 2025.

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

The following table presents the results of the discontinued operations for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Change in estimated net liabilities of discontinued operations	$—	$—	$—	$73
Net income from discontinued operations	$—	$—	$—	$73

The following table summarizes the carrying amounts of major classes of liabilities of discontinued operations for each of the periods presented (in thousands).

	June 30, 2026	December 31, 2025
Accrued liabilities	$650	$650
Total current liabilities of discontinued operations	650	650
Net liabilities of discontinued operations	$(650)	$(650)

4. Sale of Future Payments

On January 12, 2024, the Company and XOMA (US) LLC, or XOMA (subsequently acquired by Ligand Pharmaceuticals, Inc.), entered into a Payment Interest Purchase Agreement, or the Purchase Agreement, for the sale by the Company to XOMA, in exchange for $8.0 million, of the Company’s right, title and interest in and to certain amounts payable to the Company, or collectively the Purchased Receivables, pursuant to the DSUVIA Agreement.

Alora notified the Company in October 2024 that they are discontinuing their DSUVIA sales efforts to non-DoD customers and, in 2025, that they had submitted a letter to the FDA to request the withdrawal of the DSUVIA NDA. As a result, the Company expects payments related to the Purchased Receivables will be lower than the gross proceeds of $6.6 million received; however, the Company will defer recognition of any probable contingent gain until it has met its obligations under the Purchase Agreement. The Company did not recognize any non-cash revenue or non-cash interest expense for the three and six months ended June 30, 2026, and recognized de minimus non-cash payment interest revenue and no non-cash interest expense for the three and six months ended June 30, 2025.

5. Commitments and Contingencies

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred for the three and six months ended June 30, 2026.

6. Stockholders’ Equity

Stock Plans

Amended and Restated 2020 Equity Incentive Plan

On June 22, 2026, at the 2026 Annual Meeting of Stockholders of the Company, upon the recommendation of the Company’s Board of Directors, the Company’s stockholders approved an amendment and restatement of the Company’s 2020 Equity Incentive Plan, or the Amended 2020 Plan, to increase the number of authorized shares reserved for issuance thereunder by 4,000,000 shares, subject to adjustment for certain changes in the Company’s capitalization. Accordingly, the aggregate number of shares of the Company’s common stock that may be issued under the Amended 2020 Plan will not exceed the sum of: (i) 8,561,395 shares, and (ii) up to 744,608 shares subject to outstanding awards granted under the 2011 Equity Incentive Plan that may become available for issuance under the Amended 2020 Plan, as such shares become available from time to time.

Amended and Restated 2011 Employee Stock Purchase Plan

On June 22, 2026, at the 2026 Annual Meeting of Stockholders of the Company, upon the recommendation of the Company’s Board of Directors, the Company’s stockholders approved an amendment and restatement of the Company’s 2011 Employee Stock Purchase Plan, or the Amended 2011 ESPP, to increase the number of authorized shares reserved for issuance thereunder by 100,000 shares, subject to adjustment for certain changes in the Company’s capitalization. Accordingly, the aggregate number of shares of the Company’s common stock that may now be issued under the Amended 2011 ESPP is 545,000.

Common Stock

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

7. Warrants

The activity related to warrants during the six months ended June 30, 2026, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at December 31, 2025	39,319,028	$0.72
Granted	6,399,316	$0.001
Exercised	(1,828,000)	$0.001
Outstanding and exercisable at June 30, 2026	43,890,344	$0.65

Pre-Funded Warrants

In March 2026, the Company issued pre-funded warrants at a price of $0.585 per warrant to purchase up to an aggregate of 6,399,316 shares of common stock at an exercise price of $0.001 per share, in connection with the third closing of the April 2025 Private Placement (see Note 6, “Stockholders’ Equity” for additional information).

In April 2026, 1,828,000 pre-funded warrants at an exercise price of $0.001 per share were exercised on a cashless basis for the issuance of 1,825,478 shares of common stock.

At June 30, 2026, 23,624,768 of the 43,890,344 warrants outstanding and exercisable were pre-funded warrants.

8. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$71	$55	$135	$132
Selling, general and administrative	172	111	322	230
Total	$243	$166	$457	$362

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2026	273,195	$0.88
Granted	286,330	0.83
Vested	(106,716)	0.95
Forfeited	—	—
Restricted stock units outstanding, June 30, 2026	452,809	$0.83

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 21,462 and 41,218 shares of common stock underlying vested RSUs that were withheld during the three and six months ended June 30, 2026, respectively, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2026	2,610,477	$7.84
Granted	1,665,500	0.83
Forfeited	—	—
Expired	(60,053)	61.04
Exercised	—	—
June 30, 2026	4,215,924	$4.31	8.2	$664
Vested and exercisable options— June 30, 2026	1,418,867	$11.14	6.4	$113
Vested and expected to vest— June 30, 2026	4,215,924	$4.31	8.2	$664

As of June 30, 2026, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.7 million which is expected to be recognized over a weighted-average period of 2.7 years. As of June 30, 2026, there were 4,063,187 shares available for grant under the Company’s equity incentive plans and 266,039 shares available for grant under the Amended ESPP.

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

Given that the Company’s participating securities do not have a contractual obligation to share in the Company’s losses, net loss for the three and six months ended June 30, 2026, and the year ended December 31, 2025, was attributed entirely to common stockholders. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the pre-funded warrants issued with de minimis exercise prices of $0.001 per share are considered outstanding common shares which are included in the calculation of basic and diluted net income (loss) per share in all circumstances.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs, stock options and ESPP to purchase common stock	4,668,733	2,700,406	4,668,733	2,700,406
Common stock warrants	20,265,576	20,265,576	20,265,576	20,265,576

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$(27)
Employee expense (not including stock-based compensation)	1,537	1,634	3,172	2,972
Development and clinical trial expense	973	732	1,892	1,190
Other general and administrative expense(a)	818	1,151	1,894	2,078
Other segment loss (income), net(b)	984	(28)	(90)	(58)
Discontinued operations	—	—	—	(73)
Segment and condensed consolidated net loss	$(4,312)	$(3,489)	$(6,868)	$(6,082)

(a)Other general and administrative expense includes consulting and professional services fees, insurance, facilities and other corporate expenses.

(b)Other segment loss (income), net includes fair value adjustments to warrant liability, interest income, and stock-based compensation expense and marketing support.

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

The Niyad NEPHRO CRRT registrational trial is ongoing with enrollment completion expected in 2026.

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

Our net loss for the three and six months ended June 30, 2026, was $4.3 million and $6.9 million, respectively, compared to $3.5 million and $6.1 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $478.4 million compared to $471.5 million at December 31, 2025. As of June 30, 2026, we had cash and cash equivalents and short-term investments totaling $17.1 million compared to $20.4 million as of December 31, 2025.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and six months ended June 30, 2026, from those previously disclosed in the Annual Report.

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

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three and six months ended June 30, 2026 and 2025.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Three and Six Months Ended June 30, 2026 and 2025

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

Below is a summary of our research and development expenses for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	(In thousands, except percentages)
Research and development expenses	$1,690	$1,500	$190	13%	$3,340	$2,669	$671	25%

Research and development expenses increased for the three and six months ended June 30, 2026, as compared to 2025, primarily due to higher Niyad development expenses, reflecting increased enrollment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	(In thousands, except percentages)
Selling, general and administrative expenses	$2,234	$2,193	$41	2%	$4,532	$3,967	$565	14%

Selling, general and administrative expenses increased for the three months ended June 30, 2026, as compared to 2025, primarily due to a $0.3 million increase in expenses related to Niyad market research, a $0.1 million increase in board of director expenses as the board agreed to forego their cash compensation October 1, 2024 through September 30, 2025, and a net increase in other selling, general and administrative expenses of $0.1 million, partially offset by a $0.5 million decrease in legal fees.

Selling, general and administrative expenses increased for the six months ended June 30, 2026, as compared to 2025, primarily due to an approximate $0.4 million increase in expenses related to Niyad market research, a $0.3 million increase in compensation and related expenses largely due to an increase in estimated bonuses and non-cash stock based compensation, a $0.2 million increase in board of director expenses as the board agreed to forego their cash compensation October 1, 2024 through September 30, 2025, and a net increase in other selling, general and administrative expenses of $0.1 million, partially offset by a $0.5 million decrease in legal fees.

Other (Expense) Income, Net

Total other (expense) income, net for the three and six months ended June 30, 2026 and 2025, was as follows (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	(In thousands, except percentages)
Interest income and other income, net	$172	$83	$89	107%	$341	$152	$189	124%
(Loss) gain on change in fair value of warrant liability	(560)	121	(681)	(563)%	663	302	361	120%
Total other (expense) income, net	$(388)	$204	$(592)	(290)%	$1,004	$454	$550	121%

Interest income and other income, net, for the three and six months ended June 30, 2026 and 2025, primarily consisted of interest earned on our investments, which increased primarily due to higher average investment balances in 2026.

(Loss) gain on change in fair value of warrant liability for the three and six months ended June 30, 2026 was due to a $0.6 million increase and $0.7 million decrease in the fair value of our warrant liability, respectively, as compared to decreases of $0.1 million and $0.3 million in the fair value of our warrant liability, for the three and six months ended June 30, 2025, respectively, primarily due to changes in our stock price in all periods.

Liquidity and Capital Resources

Liquidity and Going Concern

As of June 30, 2026, we had cash, cash equivalents and investments totaling $17.1 million, compared to $20.4 million as of December 31, 2025. Our cash and investment balances are held in a variety of interest-bearing instruments. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

To date, we have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2026 and may incur significant losses and negative cash flows from operations in the future. Although we raised additional capital during the six months ended June 30, 2026 through the sale of common stock and pre-funded warrants in the third closing of our April 2025 private placement (see Note 6, “Stockholders’ Equity” and Note 7, “Warrants” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information), considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Quarterly Report on Form 10-Q.

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

Nasdaq Compliance

In March 2026, the Listing Qualifications Staff, or the Staff, of the Nasdaq Stock Market, or Nasdaq, notified us that the bid price for our common stock had closed below $1.00 per share for 30 consecutive trading days and, as a result, we no longer satisfied Nasdaq’s minimum bid price requirement. On July 9, 2026, the Staff notified us that we had regained compliance with the minimum price requirement, as the closing bid price of our common stock had been at least $1.00 per share for a minimum of 10 consecutive trading days ending July 7, 2026, and that the matter relating to our previous failure to meet such requirement had been closed.

Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(7,324)	$(6,418)
Net cash used in investing activities	(1,610)	—
Net cash provided by financing activities	3,782	4,346

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

Cash used in operating activities of $7.3 million during the six months ended June 30, 2026, reflected a net loss of $6.9 million. Significant non-cash adjustments included $0.5 million in stock-based compensation expense and a $0.7 million decrease in the fair value of our warrant liability. The net change in our operating assets and liabilities was primarily due to a $0.4 million increase in prepaid expenses and other current assets, a $0.2 million decrease in accounts payable and a $0.5 million increase in accrued liabilities.

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

Cash Flows from Investing Activities

Our investing activities have consisted primarily of purchases and sales and maturities of our available-for-sale investments.

During the six months ended June 30, 2026, cash used in investing activities of $1.6 million was primarily the net result of $17.2 million in purchases of investments and $15.6 million in proceeds from sales and maturities of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities.

During the six months ended June 30, 2026, cash provided by financing activities of $3.8 million was primarily due to cash received from the third closing of the April 2025 private placement.

During the six months ended June 30, 2025, cash provided by financing activities of $4.3 million was primarily due to net proceeds from the April 2025 private placement.

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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	02/18/2011

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	01/09/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	06/25/2019

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35068	3.1	10/25/2022

3.5	Amended and Restated Bylaws of the Registrant.	8-K	001-35068	3.2	01/09/2024

10.1+	Amended and Restated 2020 Equity Incentive Plan.	8-K	001-35068	10.1	06/23/2026

10.2+	Amended and Restated 2011 Employee Stock Purchase Plan.	8-K	001-35068	10.2	06/23/2026

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from Talphera, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: August 12, 2026	Talphera, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)