Form 10-Q
period 2026-09-30
TALPHERA, INC.
filed 2026-11-12
CIK 1427925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, the number of outstanding shares of the registrant’s common stock was 51,957,714.

TALPHERA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

•	our ability to attract additional collaborators with development, regulatory and commercialization expertise;

•	our ability to identify and secure potential strategic partners to develop, secure regulatory approval for and then commercialize our developmental product candidates;

•	our ability to successfully retain our key commercial, scientific, engineering, medical or management personnel and hire new personnel as needed;

•	existing and future legislation and other regulatory developments in the United States and foreign countries;

•	the required regulatory approvals for and performance of our third-party suppliers and manufacturers, including any supply chain impacts or work limitations;

•	the success of competing therapies that are or become available; and

•	our ability to obtain and maintain intellectual property protection for our approved products and product candidates.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Talphera, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025(1)
Assets
Current Assets:
Cash and cash equivalents	$10,660	$5,894
Short-term investments	3,497	14,487
Prepaid expenses and other current assets	598	519
Total current assets	14,755	20,900
In-process research and development asset	8,819	8,819
Total assets	$23,574	$29,719

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$674	$544
Accrued and other liabilities	3,314	2,615
Liabilities of discontinued operations	642	650
Total current liabilities	4,630	3,809
Warrant liability	1,733	2,376
Liability related to the sale of future payments	6,499	6,499
Total liabilities	12,862	12,684
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock, $0.001 par value—200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 51,947,050 and 49,328,097 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	52	49
Additional paid-in capital	493,066	488,506
Accumulated deficit	(482,406)	(471,520)
Total stockholders’ equity	10,712	17,035
Total Liabilities and Stockholders’ Equity	$23,574	$29,719

(1)

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

See notes to unaudited condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
Revenue	$—	$1	$—	$28
Operating costs and expenses:
Research and development	2,189	1,803	5,529	4,472
Selling, general and administrative	1,947	1,620	6,479	5,587
Total operating costs and expenses	4,136	3,423	12,008	10,059
Loss from operations	(4,136)	(3,422)	(12,008)	(10,031)
Other income (expense), net:
Interest income and other income, net	138	81	479	233
(Loss) gain on change in fair value of warrant liability	(20)	(1,095)	643	(793)
Total other income (expense), net	118	(1,014)	1,122	(560)
Net loss from continuing operations	(4,018)	(4,436)	(10,886)	(10,591)
Net income from discontinued operations – See Note 3	—	—	—	73
Net loss	$(4,018)	$(4,436)	$(10,886)	$(10,518)
Net loss per share attributable to stockholders:
Basic and diluted, continuing operations	$(0.05)	$(0.11)	$(0.15)	$(0.31)
Basic and diluted, discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic and diluted loss per share	$(0.05)	$(0.11)	$(0.15)	$(0.31)
Shares used in computing net loss per share of common stock, basic and diluted – See Note 9	75,544,016	41,453,382	73,651,798	34,139,613

See notes to unaudited condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	49,328,097	$49	$488,506	$(471,520)	$17,035
Stock-based compensation	—	—	214	—	214
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	35,004	—	(16)	—	(16)
Net proceeds from issuance of common stock and pre-funded warrants in connection with private placement offerings	639,931	1	3,779	—	3,780
Issuance of common stock upon ESPP purchase	46,792	—	21	—	21
Net loss	—	—	—	(2,556)	(2,556)
Balance as of March 31, 2026	50,049,824	50	492,504	(474,076)	18,478
Stock-based compensation	—	—	243	—	243
Issuance of common stock upon vesting of restricted stock units	30,494	—	(16)	—	(16)
Net proceeds from issuance of common stock and pre-funded warrants in connection with private placement offerings	—	—	13	—	13
Issuance of common stock upon cashless exercise of pre-funded warrants	1,825,478	2	(2)	—	—
Net loss	—	—	—	(4,312)	(4,312)
Balance as of June 30, 2026	51,905,796	52	492,742	(478,388)	14,406
Stock-based compensation	—	—	292	—	292
Issuance of common stock upon ESPP purchase	41,254	—	32	—	32
Net loss	—	—	—	(4,018)	(4,018)
Balance as of September 30, 2026	51,947,050	$52	$493,066	$(482,406)	$10,712

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	17,029,469	$17	$465,214	$(457,230)	$8,001
Stock-based compensation	—	—	196	—	196
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	42,523	—	(18)	—	(18)
Issuance of common stock upon ESPP purchase	26,353	—	13	—	13
Net loss	—	—	—	(2,593)	(2,593)
Balance as of March 31, 2025	17,098,345	17	465,405	(459,823)	5,599
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	19,192	—	(3)	—	(3)
Net proceeds from issuance of common stock and pre-funded warrants in connection with equity financing	3,405,118	3	4,351	—	4,354
Net loss	—	—	—	(3,489)	(3,489)
Balance as of June 30, 2025	20,522,655	20	469,919	(463,312)	6,627
Stock-based compensation	—	—	152	—	152
Issuance of common stock upon ESPP purchase	26,713	—	12	—	12
Net proceeds from issuance of common stock and pre-funded warrants in connection with equity financing	25,036,360	26	16,796	—	16,822
Net loss	—	—	—	(4,436)	(4,436)
Balance as of September 30, 2025	45,585,728	$46	$486,879	$(467,748)	$19,177

See notes to unaudited condensed consolidated financial statements.

Talphera, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,886)	$(10,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash revenue related to the sale of future payments	—	(28)
Net amortization of discount on short-term investments	(320)	(17)
Stock-based compensation	749	514
(Gain) loss on change in fair value of warrant liability	(643)	793
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(79)	(80)
Accounts payable	126	(301)
Accrued liabilities	695	709
Net cash used in operating activities	(10,358)	(8,928)
Cash flows from investing activities:
Purchase of investments	(21,752)	(17,815)
Proceeds from sales and maturities of investments	33,062	—
Net cash provided by (used in) investing activities	11,310	(17,815)
Cash flows from financing activities:
Net proceeds from issuance of common stock and prefunded warrants in private placement offerings	3,793	21,333
Net proceeds from issuance of common stock through equity plans	21	4
Net cash provided by financing activities	3,814	21,337
Net change in cash and cash equivalents	4,766	(5,406)
Cash and cash equivalents—Beginning of period	5,894	8,863
Cash and cash equivalents—End of period	$10,660	$3,457

NONCASH INVESTING AND FINANCING ACTIVITIES:
Offering costs in accounts payable	$—	$157

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

On July 14, 2021, the Company entered into a License and Commercialization Agreement, or the PFS Agreement, with Laboratoire Aguettant, or Aguettant, pursuant to which the Company obtained the exclusive right to develop and, subject to U.S. Food and Drug Administration, or FDA approval, commercialize in the United States (i) an ephedrine pre-filled syringe for injection (Fedsyra), and (ii) a phenylephrine PFS for injection (see Note 5, “In-License Agreement” to the consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K for additional information). Aguettant will supply the Company with the products for use in commercialization, if they are approved in the U.S. This agreement is currently being evaluated for potential termination given the competitive environment for these product candidates.

Liquidity and Going Concern

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 were prepared on the basis of a going concern, which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. The Company has incurred recurring operating losses and negative cash flows from operating activities since inception and expects to continue to incur operating losses and negative cash flows in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Considering the Company’s current cash resources and its current and expected levels of operating expenses for the next twelve months, management expects to need additional capital to fund its planned operations prior to the 12-month anniversary of the date this Quarterly Report on Form 10-Q is filed with the United States Securities and Exchange Commission, or SEC.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in its Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2026, from those previously disclosed in its 2025 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting and Standards Board, or FASB issued Accounting Standard Update, or ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This authoritative guidance is effective for the Company beginning with its annual disclosures for 2027 and interim periods beginning in 2028. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

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

As of September 30, 2026, and December 31, 2025, the contractual maturity of all investments held was less than one year.

The tables below summarize the Company’s cash and cash equivalents and short-term investments (in thousands):

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$309	$—	$—	$309
Money market funds	12	—	—	12
U.S. government agency securities	10,339	—	—	10,339
Total cash and cash equivalents	10,660	—	—	10,660
Short-term investments:
U.S. government agency securities	3,497	—	—	3,497
Total short-term investments	3,497	—	—	3,497
Total cash, cash equivalents and short-term investments	$14,157	$—	$—	$14,157

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash	$414	$—	$—	$414
Money market funds	2,521	—	—	2,521
U.S. government agency securities	2,959	—	—	2,959
Total cash and cash equivalents	5,894	—	—	5,894
Short-term investments:
U.S. government agency securities	14,487	—	—	14,487
Total short-term investments	14,487	—	—	14,487
Total cash, cash equivalents and short-term investments	$20,381	$—	$—	$20,381

At each reporting date, the Company performs an evaluation to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions. There were no material realized or unrealized gains or losses on marketable securities for the three and nine months ended September 30, 2026 or the twelve months ended December 31, 2025. As such, the Company did not record a credit allowance for the three and nine months ended September 30, 2026 or the year ended December 31, 2025.

Fair Value Measurement

The Company’s financial instruments consist of Level I and II assets. Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. For Level II instruments, the Company estimates fair value by utilizing third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. Such Level II instruments typically include U.S. Treasury, U.S. government agency securities and commercial paper. As of September 30, 2026 and December 31, 2025, the Company held, in addition to Level II assets, a warrant liability related to the December 2022 Common Stock Warrants. The fair value of the warrant liability was estimated using the Black Scholes Model which uses as inputs the following weighted average assumptions: dividend yield, expected term in years; equity volatility; and risk-free interest rate. The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The estimated fair value of the warrant liability represents a Level III measurement. Changes to the estimated fair value of these liabilities are recorded in change in fair value of warrant liability in the unaudited condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy (in thousands):

	As of September 30, 2026
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$12	$12	$—	$—
U.S. government agency securities	13,836	—	13,836	—
Total assets measured at fair value	$13,848	$12	$13,836	$—

Liabilities
Warrant liability	$1,733	$—	$—	$1,733
Total liabilities measured at fair value	$1,733	$—	$—	$1,733

	As of December 31, 2025
	Fair Value	Level I	Level II	Level III
Assets
Money market funds	$2,521	$2,521	$—	$—
U.S. government agency securities	17,446	—	17,446	—
Total assets measured at fair value	$19,967	$2,521	$17,446	$—

Liabilities
Warrant liability	$2,376	$—	$—	$2,376
Total liabilities measured at fair value	$2,376	$—	$—	$2,376

The following tables set forth a summary of the changes in the fair value of the Company’s Level III warrant liability for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Fair value—beginning of period	$1,713	$2,376
Loss (gain) on change in fair value of December 2022 Common Stock Warrants liability	20	(643)
Fair value—end of period	$1,733	$1,733

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Fair value—beginning of period	$759	$1,061
Loss on change in fair value of December 2022 Common Stock Warrants liability	1,095	793
Fair value—end of period	$1,854	$1,854

At September 30, 2026, the December 2022 Common Stock Warrants were valued at approximately $1.7 million, using the Black-Scholes option pricing model as follows: exercise price of $2.07 per share, stock price of $1.16 per share, expected life of 2.25 years, volatility of 84.81%, a risk-free rate of 4.88% and 0% expected dividend yield.

There were no transfers between Level I, Level II or Level III of the fair value hierarchy during the three and nine months ended September 30, 2026, and the year ended December 31, 2025.

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

The following table presents the results of the discontinued operations for the three- and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Change in estimated net liabilities of discontinued operations	$—	$—	$—	$73
Net income from discontinued operations	$—	$—	$—	$73

The following table summarizes the carrying amounts of major classes of liabilities of discontinued operations for each of the periods presented (in thousands).

	September 30, 2026	December 31, 2025
Accrued liabilities	$642	$650
Total current liabilities of discontinued operations	642	650
Net liabilities of discontinued operations	$(642)	$(650)

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

Alora notified the Company in October 2024 that they are discontinuing their DSUVIA sales efforts to non-DoD customers and, in 2025, that they had submitted a letter to the FDA to request the withdrawal of the DSUVIA NDA. As a result, the Company expects payments related to the Purchased Receivables will be lower than the gross proceeds of $6.6 million received; however, the Company will defer recognition of any probable contingent gain until it has met its obligations under the Purchase Agreement. The Company did not recognize any non-cash revenue or non-cash interest expense for the three and nine months ended September 30, 2026, and recognized de minimis non-cash payment interest revenue and no non-cash interest expense for the three and nine months ended September 30, 2025.

5. Commitments and Contingencies

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred for the three and nine months ended September 30, 2026.

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

7. Warrants

The activity related to warrants during the nine months ended September 30, 2026, is summarized as follows:

	Common Stock from Warrants	Weighted-average Exercise Price (per share)
Outstanding at December 31, 2025	39,319,028	$0.72
Granted	6,399,316	$0.001
Exercised	(1,828,000)	$0.001
Outstanding and exercisable at September 30, 2026	43,890,344	$0.65

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

At September 30, 2026, 23,624,768 of the 43,890,344 warrants outstanding and exercisable were pre-funded warrants.

8. Stock-Based Compensation

The Company recorded total stock-based compensation expense for stock options, restricted stock units, or RSUs, and the Amended and Restated 2011 Employee Stock Purchase Plan, or the Amended ESPP, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$72	$57	$207	$189
Selling, general and administrative	220	95	542	325
Total	$292	$152	$749	$514

The following table summarizes restricted stock unit activity under the Company’s equity incentive plans:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Restricted stock units outstanding, January 1, 2026	273,195	$0.88
Granted	286,330	0.83
Vested	(106,716)	0.95
Forfeited	—	—
Restricted stock units outstanding, September 30, 2026	452,809	$0.83

Upon vesting, certain of the Company’s RSUs may be settled on a net-exercise basis to cover any required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. There were 41,218 shares of common stock underlying vested RSUs that were withheld during the nine months ended September 30, 2026, based on the value of the RSUs as determined by the Company’s closing stock price on the applicable vesting date.

The following table summarizes stock option activity under the Company’s equity incentive plans:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
January 1, 2026	2,610,477	$7.84
Granted	1,665,500	0.83
Forfeited	—	—
Expired	(60,053)	61.04
Exercised	—	—
September 30, 2026	4,215,924	$4.31	8.0	$1,100
Vested and exercisable options— September 30, 2026	1,536,471	$10.36	6.3	$248
Vested and expected to vest— September 30, 2026	4,215,924	$4.31	8.0	$1,100

As of September 30, 2026, total stock-based compensation expense related to unvested options to be recognized in future periods was $1.5 million which is expected to be recognized over a weighted-average period of 2.6 years. As of September 30, 2026, there were 4,063,187 shares available for grant under the Company’s equity incentive plans and 224,785 shares available for grant under the Amended ESPP.

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

Given that the Company’s participating securities do not have a contractual obligation to share in the Company’s losses, net loss for the three and nine months ended September 30, 2026, and the year ended December 31, 2025, was attributed entirely to common stockholders. In periods with a reported net loss, common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. Potential common shares that are issuable for little or no cash consideration, such as the pre-funded warrants issued with de minimis exercise prices of $0.001 per share are considered outstanding common shares which are included in the calculation of basic and diluted net income (loss) per share in all circumstances.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs, stock options and ESPP to purchase common stock	4,668,733	2,677,446	4,668,733	2,677,446
Common stock warrants	20,265,576	20,265,576	20,265,576	20,265,576

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$—	$(1)	$—	$(28)
Employee expense (not including stock-based compensation)	1,270	1,430	4,442	4,402
Development and clinical trial expense	1,545	1,152	3,437	2,342
Other general and administrative expense(a)	798	680	2,692	2,758
Other segment loss (income), net(b)	405	1,175	315	1,117
Discontinued operations	—	—	—	(73)
Segment and condensed consolidated net loss	$(4,018)	$(4,436)	$(10,886)	$(10,518)

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

To date, we have enrolled more than 75% of the planned 70 patients in the NEPHRO CRRT registrational trial. To support our goal of completing the study this year, we have submitted a briefing document to the FDA for a Sprint Discussion requesting an early close of enrollment based on the number of patients enrolled in the study as of December 31, 2026, even if fewer than the targeted 70 patients are enrolled. While the study remains blinded and open for enrollment, we believe the current enrollment is sufficient to support a premarket approval filing as it has over 80% statistical power for the primary endpoint.

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

Our net loss for the three and nine months ended September 30, 2026, was $4.0 million and $10.9 million, respectively, compared to $4.4 million and $10.5 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $482.4 million compared to $471.5 million at December 31, 2025. As of September 30, 2026, we had cash and cash equivalents and short-term investments totaling $14.2 million compared to $20.4 million as of December 31, 2025.

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

There have been no significant changes to our critical accounting policies or significant judgements and estimates for the three and nine months ended September 30, 2026, from those previously disclosed in the Annual Report.

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

Results of Operations

Our unaudited condensed consolidated results of operations are presented for the three and nine months ended September 30, 2026 and 2025.

Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.

Three and Nine Months Ended September 30, 2026 and 2025

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

Below is a summary of our research and development expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	(In thousands, except percentages)
Research and development expenses	$2,189	$1,803	$386	21%	$5,529	$4,472	$1,057	24%

Research and development expenses increased for the three and nine months ended September 30, 2026, as compared to 2025, primarily due to increased Niyad development project activities, and higher clinical trial expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for personnel engaged in commercialization, administration, finance and business development activities. Other significant expenses included allocated facility costs and professional fees for general legal, audit and consulting services.

Total selling, general and administrative expenses for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	(In thousands, except percentages)
Selling, general and administrative expenses	$1,947	$1,620	$327	20%	$6,479	$5,587	$892	16%

Selling, general and administrative expenses increased for the three months ended September 30, 2026, as compared to 2025, primarily due to a $0.2 million increase in expenses related to Niyad market research, and a $0.1 million increase in board of director expenses as the board agreed to forego their cash compensation October 1, 2024 through September 30, 2025.

Selling, general and administrative expenses increased for the nine months ended September 30, 2026, as compared to 2025, primarily due to an approximate $0.7 million increase in expenses related to Niyad market research, a $0.3 million increase in compensation and related expenses largely due to an increase in non-cash stock based compensation, and a $0.3 million increase in board of director expenses as the board agreed to forego their cash compensation October 1, 2024 through September 30, 2025, partially offset by a $0.4 million decrease in legal fees.

Other Income (Expense), Net

Total other income (expense), net for the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
	(In thousands, except percentages)
Interest income and other income, net	$138	$81	$57	70%	$479	$233	$246	106%
(Loss) gain on change in fair value of warrant liability	(20)	(1,095)	1,075	(98)%	643	(793)	1,436	(181)%
Total other income (expense), net	$118	$(1,014)	$1,132	(112)%	$1,122	$(560)	$1,682	(300)%

Interest income and other income, net, for the three and nine months ended September 30, 2026 and 2025, primarily consisted of interest earned on our investments, which increased primarily due to higher average investment balances in 2026.

(Loss) gain on change in fair value of warrant liability for the three and nine months ended September 30, 2026 was due to a de minimis increase, and a $0.6 million decrease in the fair value of our warrant liability, respectively, as compared to increases of $1.1 million and $0.8 million in the fair value of our warrant liability, for the three and nine months ended September 30, 2025, respectively, primarily due to changes in our stock price in all periods.

Liquidity and Capital Resources

Liquidity and Going Concern

As of September 30, 2026, we had cash, cash equivalents and investments totaling $14.2 million, compared to $20.4 million as of December 31, 2025. Our cash and investment balances are held in a variety of interest-bearing instruments. Cash in excess of immediate requirements is invested with a view toward capital preservation and liquidity.

To date, we have incurred losses and generated negative cash flows from operations and we expect to incur significant losses in 2026 and may incur significant losses and negative cash flows from operations in the future. Although we raised additional capital during the nine months ended September 30, 2026 through the sale of common stock and pre-funded warrants in the third closing of our April 2025 private placement (see Note 6, “Stockholders’ Equity” and Note 7, “Warrants” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information), considering our current cash resources and current and expected levels of operating expenses for the next twelve months, we expect to need additional capital to fund our planned operations prior to the twelve-month anniversary of the filing date of this Quarterly Report on Form 10-Q.

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

Cash Flows

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(10,358)	$(8,928)
Net cash provided by (used in) investing activities	11,310	(17,815)
Net cash provided by financing activities	3,814	21,337

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

Cash used in operating activities of $10.4 million during the nine months ended September 30, 2026, reflected a net loss of $10.9 million. Significant non-cash adjustments included $0.7 million in stock-based compensation expense and a $0.6 million decrease in the fair value of our warrant liability. The net change in our operating assets and liabilities was primarily due to a $0.7 million increase in accrued liabilities.

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

During the nine months ended September 30, 2026, cash provided by investing activities of $11.3 million was primarily the net result of $33.1 million in proceeds from sales and maturities of investments and $21.8 million in purchases of investments.

During the nine months ended September 30, 2025, cash used in investing activities of $17.8 million was due to the purchase of investments.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities.

During the nine months ended September 30, 2026, cash provided by financing activities of $3.8 million was primarily due to cash received from the third closing of the April 2025 private placement.

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

•	the cost of procuring clinical supplies of our product candidates, and commercial supplies, if approved;

•	the cost of establishing new supply chains and related third-party logistics to support our developmental product candidates;

•	the extent to which we acquire or invest in businesses, products and product candidates or technologies; and

•	the expenses associated with litigation.

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

●	We have not yet generated significant product revenue and may never be profitable.

●	We rely on third-party manufacturers and suppliers for our product candidates in Asia and the United States.

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, were prepared on the basis of a going concern, which contemplates that we will be able to realize our assets and discharge liabilities in the normal course of business. These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our acquisition of Lowell is our largest acquisition to date. Our primary business strategy is focused on developing, obtaining approval for, and commercializing our product candidates, including Niyad and LTX-608 that we acquired from Lowell. The anticipated benefits we expect from this acquisition are based on projections and assumptions about the approvability and commercial potential of these product candidates, once approved,, which may not materialize as expected or which may prove to be inaccurate. Achieving the benefits of the acquisition of Lowell will depend, in part, on our ability to successfully complete the NEPHRO CRRT clinical trial and obtain FDA approval of Niyad. Ultimately, the challenges involved in the eventual commercialization of these product candidates, if approved, include, but are not limited to, (i) difficulties entering new markets with which we have no or limited direct prior experience; and (ii) successfully managing relationships with our supplier base. The value of our common stock could be adversely affected if we are unable to realize the anticipated benefits from the acquisition on a timely basis or at all.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We have experienced and may in the future experience delays in clinical trials of our product candidates. For example, our NEPHRO CRRT clinical trial has had slower than expected site initiation and patient enrollment and we recently submitted a briefing document to the FDA for a Sprint Discussion requesting an early close of enrollment based on the number of patients enrolled in the study as of December 31, 2026, even if fewer than the targeted 70 patients are enrolled. Our FDA-required clinical trials for our product candidates could be delayed for a variety of reasons, including:

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

If any of our FDA-required clinical trials are delayed for any reason, our development costs may increase, our approval process for our product candidates could be delayed, our ability to commercialize and commence sales of our product candidates could be materially harmed, which could have a material adverse effect on our business.

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

The U.S. biotechnology and pharmaceutical industries are characterized by intense competition and cost pressure. Our Niyad product candidate, if approved in the U.S., may compete with currently available anticoagulants such as heparin and citrate. The LTX-608 nafamostat product candidates, if approved in the U.S., may compete with existing or emerging third-party products.

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

No uniform policy requirement for coverage and reimbursement for drug products exists among third-party payers in the United States or Europe. Therefore, coverage and reimbursement can differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us or our partners to provide scientific and clinical support for the use of the approved products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such products. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact utilization. Our or our partners’ inability to promptly obtain and sufficiently maintain coverage and adequate reimbursement rates from third-party payers could significantly harm our operating results, our ability to raise capital needed to commercialize our approved drugs and our overall financial condition.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration previously called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Risks Related to Our Reliance on Third Parties

We will rely on third-party manufacturers to produce clinical supplies of our product candidates. The failure of third-party manufacturers to provide us with adequate clinical supplies, and if approved, commercial supplies, could result in a material adverse effect on our business.

We currently use third-party manufacturers to produce clinical supplies of our product candidates. Reliance on third-party manufacturers entails many risks including:

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

In addition, our contract development and manufacturing organization, or CDMO, our sole-source for the finished goods of our nafamostat-based product candidates, is located in Asia, and we expect to rely on this supplier for the manufacture of finished product. Our CDMO must obtain appropriate regulatory approvals before we can sell any product produced at this site. If there are delays in obtaining the required approvals it could cause delays in our supply chain or require us to find an alternative supplier. Biotechnology companies and CDMOs based outside the U.S. may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of finished goods to us. In addition, the U.S. government has imposed tariffs on biopharmaceutical products imported from outside the U.S., which will increase our cost of doing business until we are able to source such products outside of jurisdictions subject to such tariffs. We have contracted with, or are in the process of pursuing contracts with, alternative suppliers or manufacturers outside of Asia for our finished goods for our nafamostat-based product candidates; however, any new CDMO would have to validate the manufacturing process at the new site which would require additional time and resources. In addition, we would need to obtain appropriate regulatory approvals before we could sell any product produced at that site. While we believe that our current manufacturing plan will provide us with alternative sources for such supplies, if supplies are interrupted, or the quality of finished goods provided by such alternative sources is not to our specification, it could cause delays in our supply chain and increase the cost of manufacturing our nafamostat-based product candidates, which could harm our business.

Manufacturing and regulatory issues may arise that could delay or increase costs related to product development and regulatory approval.

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

Risks Related to Our Intellectual Property

If we cannot defend our issued patents from third-party claims or if our pending patent applications fail to issue, our business could be adversely affected.

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

The trading price of our common stock has experienced significant volatility and is likely to be volatile in the future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	failure to successfully develop and commercialize our product candidates in the United States;

•	inability to obtain additional funding needed to conduct our planned business operations;

•	the integration and performance of any assets or businesses we acquire;

•	our inability to develop and commercialize products and product candidates that we in-license;

•	the perception of limited market sizes or pricing for our products;

•	safety issues;

•	adverse results or delays in clinical trials;

•	changes in laws or regulations applicable to our products;

•	inability to obtain adequate product supply for our products, or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	changes in the structure of the healthcare payment systems;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	decisions by our collaboration partners regarding market access, pricing, and commercialization efforts in countries where they have the right to commercialize our products;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	the perception of the pharmaceutical industry generally, by the public, legislatures, regulators and the investment community;

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

•

costs associated with potential governmental investigations, inquiries, regulatory actions or lawsuits that may be brought against us, including patent, stockholder, securities class action and derivative litigation;

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

We are subject to taxation in numerous U.S. federal, state, and local jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability among the jurisdiction in which we operate, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and enactment of new tax laws or changes in the interpretation and application of existing tax laws. New income, sales, use or other tax laws, rules, regulations, or ordinances could be enacted at any time. For example, legislation commonly referred to as the One Big Beautiful Bill Act changes how companies can depreciate property, deduct interest expense, and deduct research and development costs. These changes did not have a significant impact on our income taxes in 2025; however, any of these factors could cause us to owe more or less income tax in the future.

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

101

The following financial information from Talphera, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited), (ii) the Condensed Consolidated Statements of Operations (unaudited), (iii) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited), (iv) the Condensed Consolidated Statements of Cash Flows (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

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

Date: November 12, 2026	Talphera, Inc.
(Registrant)

/s/ Raffi Asadorian
Raffi Asadorian
Chief Financial Officer
(Duly Authorized and Principal Financial and Accounting Officer)